Form 10-K
period 1993-12-31
EATON CORP
filed 1994-03-28
CIK 31277

                          United States
                Securities and Exchange Commission
                     Washington, D.C.  20549


                            Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)


For the year ended December 31, 1993

Commission file number 1-1396
- ----------------------------------------------------------------

                        Eaton Corporation
- ----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                 Ohio                         34-0196300
- ----------------------------------------------------------------
  (State of incorporation)  (I.R.S. Employer Identification No.)

   Eaton Center, Cleveland, Ohio              44114-2584
- ----------------------------------------------------------------
 (Address of principal executive offices)     (Zip code)

                     (216) 523-5000
- ---------------------------------------------------------------
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:


                                     Name of each exchange on
   Title of each class                    which registered
  -------------------------          ---------------------------
Common Shares ($.50 par value)       The Chicago Stock Exchange
                                     The New York Stock Exchange
                                     The Pacific Stock Exchange
                                     The London Stock Exchange
7% Debentures, due 2011              The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.   Yes  X
            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in
definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  X
           ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1994 was $4.1 billion. As of January 31, 1994, there were 72,268,764 Common
Shares outstanding.

               Documents Incorporated By Reference

Portions of the Proxy Statement for the 1994 annual shareholders' meeting are incorporated by reference into Part III.


                              Part I

Item 1.  Business

Eaton Corporation (herein referred to as Eaton or Company) was incorporated in 1916. Eaton is a global manufacturer of vehicle powertrain components and a broad variety of controls serving transportation, industrial, commercial, aerospace, and military markets. The Company offers thousands of high-quality products worldwide. Principal products include truck transmissions and axles, engine components, electrical equipment and controls. The Company had 1993 net sales of $4.4 billion and 38,000 employees at 120 manufacturing facilities in 17 countries.

In May 1993, the Company redeemed its share purchase rights at a redemption price of 3-1/3 cents for each right, for a total payment of $2 million.

In June 1993, the Company distributed a two-for-one stock split effected in the form of a 100% stock dividend and increased its quarterly dividend on Common Shares to 30 cents per share from the post-split rate of 27-1/2 cents per share. Also, in June 1993, the Company reconsolidated the net assets and operating results of its remaining discontinued operations. The Company has concluded that, although it would still prefer to divest these operations, due to the ongoing contraction in the defense industry and uncertainty in the defense electronics market at the present time, it would be extremely difficult to implement its divestiture plans on an acceptable basis. Financial information for these operations is presented under Defense Systems in "Business Segment Information" on page 38 of this report.

In December 1993, the Company recorded a $55 million acquisition integration charge before income tax credits ($34 million after income tax credits, or $.49 per Common Share) in conjunction with the January 31, 1994 acquisition of the Distribution and Control Business Unit (DCBU) of Westinghouse Electric Corporation. The acquisition, which will be accounted for as a purchase in 1994, was for a purchase price of $1.1 billion, plus the assumption of certain liabilities. The purchase price is subject to adjustment based upon changes in DCBU's adjusted net assets. DCBU will be combined with the Company's Industrial Control and Power Distribution Operations, which market Cutler-Hammer products, to form a Cutler-Hammer business unit with annual sales of $1.6 billion. DCBU had 1993 sales of $1.1 billion and Eaton's consolidated sales are expected to increase 25% as a result of the acquisition. Further information regarding the acquisition and its financing is presented under "Subsequent Event - Acquisition of DCBU and Integration Charge" on pages 20 through 22 of this report.

Information regarding principal products, net sales, operating profit and identifiable assets by business segment and geographic region is found under "Business Segment and Geographic Region Information" on pages 35 to 39 of this report. Additional information regarding Eaton's business segments and its business in general is presented below.

Vehicle Components

Patents and Trademarks - Eaton owns, controls or is licensed under many patents related to this business segment. Although Eaton emphasizes its EATON trademark in the marketing of many of its products within this business segment, it also markets under a number of other trademarks, including CHAR-LYNN, DILL, FULLER, ROADRANGER and TOP SPEC.

Seasonal Fluctuations - Sales of truck, passenger car and off-highway vehicle components are generally reduced in the third quarter of each year as a result of preparations by vehicle manufacturers for the following model year and their temporary shut-downs for taking physical inventories.

Competition - The principal methods of competition in this business segment are price, service and product performance. Eaton occupies a strong competitive position in relation to its many competitors in this business segment and, with respect to many products, is considered among the market leaders.

Major Customers - Approximately 18% of net sales in 1993 of the Vehicle Components segment were made to divisions and subsidiaries of Ford Motor Company. Also, approximately 39% of net sales in 1993 of the Vehicle Components segment were made to divisions and subsidiaries of five other large companies. Eaton has been doing business with each of these companies for many years. Sales to these companies include a number of different products and different models or types of the same product, the sales of which are not dependent upon one another. With respect to many of the products sold, the various divisions and subsidiaries of each of the companies are in the nature of separate customers, and sales to one division or subsidiary are not dependent upon sales to other divisions or subsidiaries.


Electrical and Electronic Controls

Patents and Trademarks - Eaton owns, controls or is licensed under many patents related to this business segment. The EATON, C-H
CONTROL, CUTLER-HAMMER, DOLE, DURANT, DYNAMATIC, HEINEMANN, KENWAY, and PANELMATE trademarks are used in connection with the marketing of products included in this business segment. In addition, in conjunction with its January 1994 acquisition of DCBU, the Company has the right to use the CHALLENGER, COMMANDER and WESTINGHOUSE trademarks in the marketing of certain products. The use of the WESTINGHOUSE trademark is limited to a period of ten years.

Competition - The principal methods of competition in this business segment are price, geographic coverage, service and product performance. The number of competitors varies with respect to the different products. Eaton occupies a strong competitive position in this business segment and, with respect to many products, is considered among the market leaders.

Major Customers - Approximately 8% of net sales in 1993 of the Electrical and Electronic Controls segment were made to the United States Government. All contracts that the Company has with the United States Government are subject to termination at the election of the Government. Approximately 6% of net sales in 1993 of the Electrical and Electronic Controls segment were made to divisions and subsidiaries of Ford Motor Company, which is a major customer of the Company's Vehicle Components segment.


Defense Systems

Patents and Trademarks - Eaton owns, controls or is licensed under many patents related to this business segment. The AIL, INCHWORM and HYPERMANUAL trademarks are used in connection with the marketing of products included in this business segment.

Competition - The principal methods of competition in this business segment are price, technological capability and product performance. The number of competitors is limited and varies with respect to the different technologies.

Major Customers - Almost all net sales in 1993 of the Defense Systems segment were made to the United States Government. All contracts that the Company has with the United States Government are subject to the termination at the election the Government.


Information Concerning Eaton's Business in General


Raw Materials - The principal raw materials used by Eaton are iron, steel, copper, aluminum, brass, insulating materials, silver, rubber and plastic. These materials are purchased in various forms, such as pig iron, metal sheets and strips, forging billets, bar stock and plastic pellets. Eaton purchases its raw materials, as well as parts and other components, from many suppliers and under normal circumstances has no difficulty obtaining them.

Order Backlog - Since a significant proportion of open orders placed with Eaton by original equipment manufacturers of trucks, passenger cars and off-highway vehicles are historically subject to month-to-month releases by the customers during each model year, such orders are not considered technically firm. In computing its backlog of orders, Eaton includes only the amount of such orders released by such customers as of dates listed. Using this criterion, Eaton's total backlog was approximately $1 billion and $900 million as of December 31, 1993 and 1992, respectively. The backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development - Research and development expenses for new products and the improvement of existing products were $154 million in 1993, $151 million in 1992 and $138 million in 1991.

Protection of the Environment - The operations of the Company involve the use, disposal and cleanup of certain substances regulated under environmental protection laws, as further discussed under "Protection of the Environment" on page 26 of this report. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed will not have a material adverse effect on its financial condition or results of operations. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for the remainder of 1994 and 1995.

Employees - Eaton employed 38,000 individuals as of December 31,
1993. As a result of its January 1994 acquisition of DCBU, the Company added 12,500 employees.


Item 2.  Properties

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 120 locations in 17 countries. In addition, as a result of its January 1994 acquisition of DCBU, the Company acquired 36 manufacturing facilities in various domestic and international locations, as well as 27 satellite operations and 12 distribution centers. The Company is a lessee under a number of operating leases for certain real properties and equipment. Information regarding the Company's commitments for operating leases is found under "Lease Commitments" on page 28 of this report.

Eaton's principal research facilities are located in Southfield, Michigan, in Milwaukee, Wisconsin, and near Cleveland, Ohio. In addition, certain Eaton divisions conduct research in their own facilities.

Management believes that the Company's manufacturing facilities are adequate for its operations, and such facilities are maintained in good condition.


Item 3.  Legal Proceedings

None required to be reported.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                             Part II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Shares are listed for trading on the New York, Chicago, Pacific and London stock exchanges. Information regarding cash dividends paid and the high and low market price per Common Share for each quarter in 1993 and 1992 is found under "Quarterly Data" on page 34 of this report. At December 31, 1993, there were 15,417 holders of record of the Company's Common Shares. Additionally, 15,508 employees were shareholders through participation in the Company's Share Purchase and Investment Plan.


Item 6.  Selected Financial Data

Information regarding selected financial data of the Company is found in the "Five-Year Consolidated Financial Summary" on page 49 of this report.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and
Results of Operations" is found on pages 41 to 48 of this report.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and financial review of Eaton Corporation and the report of independent auditors are found on pages 13 through 39 of this report.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.


                             PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained on pages 5 through 8 in the Company's definitive proxy statement dated March 18, 1994, with respect to directors of the Company, is incorporated herein by reference in response to this Item.

The following is a list of Eaton's officers, their ages and their current positions and offices, as of February 1, 1994.

     Name             Age       Position (Date elected to position)
- ----------------     ---  -------------------------------------------
William E. Butler     62   Chairman and Chief Executive Officer
                            (January 1, 1992); Director
John S. Rodewig       60   President; Chief Operating Officer -
                            Vehicle Components (September 22, 1993);
                            Director
Stephen R. Hardis     58   Vice Chairman and Chief Financial and
                            Administrative Officer (April 23, 1986);
                            Director
Alexander M. Cutler   42   Executive Vice President; Chief Operating
                            Officer - Controls (September 22, 1993);
                            Director
Gerald L. Gherlein    55   Executive Vice President and General Counsel
                            (September 4, 1991)
John M. Carmont       55   Vice President and Treasurer (December 1, 1981)
Adrian T. Dillon      40   Vice President - Planning (March 1, 1991)
Patrick X. Donovan    58   Vice President - International (April 27, 1988)
John D. Evans         63   Vice President - Human Resources (January 1, 1982)
Earl R. Franklin      50   Secretary and Associate General Counsel
                            (September 1, 1991)
John W. Hushen        58   Vice President - Corporate Affairs
                            (August 1, 1991)
Stanley V. Jaskolski  55   Vice President - Technical Management
                            (October 1, 1990)
Ronald L. Leach       59   Vice President - Accounting (December 1, 1981)
William T. Muir       51   Vice President - Manufacturing Technologies
                            (April 1, 1989)
Derek R. Mumford      52   Vice President - Information Technologies
                            (April 1, 1992)
Billie K. Rawot       42   Vice President and Controller (March 1, 1991)

All of the officers listed above have served in various capacities with Eaton over the past five years. There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. All officers hold office for one year and until their successors are elected and qualified, unless otherwise specified by the Board of Directors; provided, however, that any officer is subject to removal with or without cause, at any time, by a vote of a majority of the Board of Directors.


Item 11.  Executive Compensation

The information contained on pages 11 through 25 in Eaton's definitive proxy statement dated March 18, 1994, with respect to executive compensation, is incorporated herein by reference in response to this Item.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The information contained on pages 28 and 29 of the Company's definitive proxy statement dated March 18, 1994, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item.


Item 13.  Certain Relationships and Related Transactions

The information contained on page 10 of the Company's definitive proxy statement dated March 18, 1994, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this Item.

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) (1) The following consolidated financial statements and financial review of Eaton Corporation are filed as a separate section of this report:

         Consolidated Balance Sheets - December 31, 1993 and 1992 - Pages 14 and 15

         Statements of Consolidated Income - Years ended December 31, 1993, 1992 and 1991 - Page 16

         Statements of Consolidated Cash Flows - Years ended December 31, 1993, 1992 and 1991 - Page 17

         Statements of Consolidated Shareholders' Equity - Years ended December 31, 1993, 1992 and 1991 - Page 18

         Financial Review - Pages 19 to 39

    (2) The summarized financial information for Eaton ETN Offshore Ltd. on page 40 and the following consolidated financial statement schedules for Eaton Corporation are filed as a separate section of this report:

         Schedule V - Property, Plant and Equipment - Page 50

         Schedule VI - Accumulated Depreciation of Property, Plant and Equipment - Page 51

         Schedule IX - Short-Term Borrowings - Page 52

         Schedule X - Supplementary Income Statement Information -
         Page 53

         All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3)  Exhibits

         3 Amended Articles of Incorporation (as amended and restated as of January 24, 1989, filed on Form SE on March 13,
              1989) and Amended Regulations (as amended and restated as of April 27, 1988, filed on Form SE on March 13, 1989)

         4(a) Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries)

          10  Material contracts

              (1)   DCBU Purchase Agreement dated as of August 10,
                    1993 between Westinghouse Electric Corporation (Seller) and Eaton Corporation (Buyer) Regarding the Distribution and Control Business Unit of Westinghouse Electric Corporation (Agreement) - Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993

                    Including the following Exhibits to the Agreement:
                    (i)    Form of Technology Agreement (Ex. 2.1)
                    (ii)   Terms of Lease for Shared Facilities
                            (Ex.9.6(a) (1))
                    (iii)  Terms of Sublease for Shared Facilities
                            (Ex. 9.6(a) (2))
                    (iv) Terms of Lease for Vidalia, Georgia Shared Facility (Ex. 9.6(b) (1) (i))
                    (v) Terms of Lease by Buyer of Part of Horseheads Facility (Ex. 9.6(b) (1) (ii))
                    (vi)   Terms for Jackson, Mississippi Sublease
                            (Ex. 9.6(b) (2))
                    (vii)  Form of Services Agreement (Ex. 9.8)
                    (viii) Form of WESCO Distributor Agreement (Ex. 9.9)
                    (ix)   Form of Interim NEWCO Distributor Agreement
                            (Ex. 7.15.2)
                    (x)    Form of NEWCO Distributor Agreement
                    (xi)   Form of Supplier and Vendor Agreement
                            (Ex. 9.10)

               (2) The following are either a management contract or a compensatory plan or arrangement:

                    (a) Deferred Incentive Compensation Plan (as amended and restated May 1, 1990; filed as a separate section of this report)

                    (b) Executive Strategic Incentive Plan, effective as of January 1, 1991 - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

                    (c) Group Replacement Insurance Plan (GRIP), effective as of June 1, 1992 - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

                    (d) 1991 Stock Option Plan - Incorporated herein by reference to the Company's definitive proxy statement dated March 18, 1991

                    (e) The following are incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990:

                         (i)   Strategic Incentive and Option Plan
                               (as amended and restated as of January 1, 1989)

                         (ii) Limited Eaton Service Supplemental Retirement Income Plan (as amended and restated as of January 1, 1989)

                         (iii) Amendments to the 1980 and 1986 Stock Option
                               Plans

                         (iv) Form of "Change in Control" Agreement entered into with all officers of Eaton Corporation

                         (v)   Eaton Corporation Supplemental Benefits Plan
                               (as amended and restated as of January 1, 1989) (which provides supplemental retirement benefits)

                         (vi) Eaton Corporation Excess Benefits Plan (as amended and restated as of January 1, 1989) (with respect to Section 415 limitations of the Internal Revenue Code)

                    (f) The following are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (filed on Form SE dated March 28, 1991):

                         (i)   Executive Incentive Compensation Plan

                         (ii) Plan for the Deferred Payment of Directors' Fees (as amended and restated as of January 1, 1989)

                         (iii) Plan for the Deferred Payment of Directors' Fees
                               (originally adopted in 1980 and amended and restated in 1989)

                         (iv)  Eaton Corporation Retirement Plan for
                               Non-Employee Directors (as amended and restated as of January 1, 1989)

         11 Statement regarding computations of net income per Common Share (filed as a separate section of this report)

         21 Subsidiaries of Eaton Corporation (filed as a separate section of this report)

         23 Consent of Independent Auditors (filed as a separate section of this report)

         24   Power of Attorney (filed as a separate section of this report)

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter of 1993.

(c) & (d)  Exhibits and Financial Statement Schedules

      Certain exhibits and financial statement schedules required by this portion of Item 14 are filed as a separate section of this report.

                            Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Eaton Corporation
                                    --------------------
                                    Registrant

Date:  March 28, 1994               /s/ Stephen R. Hardis
                                    ---------------------
                                    Stephen R. Hardis
                                    Vice Chairman and Chief
                                    Financial and
                                    Administrative Officer;
                                    Principal Financial
                                    Officer; Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATE:  March 28, 1994


     Signature                     Title
- --------------------     -------------------------------------
       *
- --------------------
William E. Butler        Chairman and Chief Executive Officer;
                         Principal Executive Officer;
                         Director
       *
- --------------------
John S. Rodewig          President; Chief Operating Officer -
                         Vehicle Components; Director

       *
- --------------------
Alexander M. Cutler      Executive Vice President; Chief Operating
                         Officer - Controls; Director

/s/ Ronald L. Leach
- --------------------
Ronald L. Leach          Vice President - Accounting; Principal
                         Accounting Officer

       *
- --------------------
Billie K. Rawot          Vice President and Controller

       *
- --------------------
Neil A. Armstrong        Director

       *
- --------------------
Phyllis B. Davis         Director

       *
- --------------------
Arthur Dole III          Director

       *
- --------------------
Charles E. Hugel         Director

       *
- --------------------
John R. Miller           Director

       *
- --------------------
Furman C. Moseley        Director

       *
- --------------------
Hooper G. Pattillo       Director

       *
- --------------------
A. William Reynolds      Director

        *
- --------------------
Gary L. Tooker           Director



*By       /s/ Stephen R. Hardis
          --------------------------------------
          Stephen R. Hardis, Attorney-in-Fact
          for the officers and directors signing
          in the capacities indicated

                          Eaton Corporation
                   1993 Annual Report on Form 10-K
                   Items 6, 7, 8 & Item 14 (c) and (d)

                     Report of Independent Auditors

         Consolidated Financial Statements and Financial Review

        Summary Financial Information for Eaton ETN Offshore Ltd.

               Management's Discussion and Analysis of
             Financial Condition and Results of Operations

               Five-Year Consolidated Financial Summary

                     Financial Statement Schedules

                                 Exhibits

REPORT OF INDEPENDENT AUDITORS
- ------------------------------

To the Shareholders
Eaton Corporation

We have audited the accompanying consolidated balance sheets of Eaton Corporation and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the summary financial information and financial statement schedules listed in Item 14(a). These financial statements, schedules and summary financial information are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, schedules and summary financial information based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related summary financial information and financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described under "Accounting Changes" on page 22 of this report, in 1992 the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.


                                               Ernst & Young

Cleveland, Ohio
February 1, 1994

Eaton Corporation

Consolidated Balance Sheets                           December 31
                                                 --------------------
(Millions of dollars)                               1993        1992
                                                    ----        ----
ASSETS
Current assets
  Cash                                           $    32     $    30
  Short-term investments                             268         186
  Accounts receivable                                550         628
  Inventories                                        434         455
  Deferred income taxes                              127         120
  Other current assets                                55          61
                                                 -------     -------
                                                   1,466       1,480

Property, plant and equipment
  Land                                                41          41
  Buildings                                          486         482
  Machinery and equipment                          1,959       1,896
                                                 -------     -------
                                                   2,486       2,419
  Accumulated depreciation                        (1,298)     (1,238)
                                                 -------     -------
                                                   1,188       1,181

Excess of cost over net assets of businesses
  acquired                                           265         275

Deferred income taxes                                112          61

Other assets                                         237         223
                                                 -------     -------
                                                 $ 3,268     $ 3,220
                                                 =======     =======



The Financial Review on pages 19 to 39 is an integral part of the consolidated financial statements.

Eaton Corporation

Consolidated Balance Sheets                             December 31
                                                   --------------------
(Millions of dollars)                                1993         1992
                                                     ----         ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                  $   14       $   30
  Current portion of long-term debt                   110           19
  Accounts payable                                    266          251
  Accrued compensation                                106           95
  Accrued income and other taxes                       23           48
  Other current liabilities                           268          286
                                                   ------       ------
                                                      787          729

Long-term debt                                        649          833

Postretirement benefits other than pensions           509          511

Other long-term liabilities                           218          199

Shareholders' equity
  Common Shares (71.3 million in 1993 and
    34.7 million in 1992)                              36           17
  Capital in excess of par value                      535          452
  Retained earnings                                   708          636
  Foreign currency translation adjustments            (78)         (47)
  Unallocated Employee Stock Ownership Plan
    shares                                            (96)        (110)
                                                   ------       ------
                                                    1,105          948
                                                   ------       ------
                                                   $3,268       $3,220
                                                   ======       ======

The Financial Review on pages 19 to 39 is an integral part of the consolidated financial statements.

Eaton Corporation

Statements of Consolidated Income                       Year ended December 31
                                                  -------------------------------
(Millions of dollars except for per                  1993       1992       1991
  share data)                                        ----       ----       ----
Net sales                                          $4,401     $4,101     $3,659

Costs and expenses
  Cost of products sold                             3,284      3,134      2,808
  Selling and administrative expense                  591        578        520
  Research and development expense                    154        151        138
  Acquisition integration charge                       55
  Restructuring charge                                                       39
                                                   ------     ------     ------
                                                    4,084      3,863      3,505
                                                   ------     ------     ------
Income from operations                                317        238        154

Other income and (expense)
  Interest expense                                    (75)       (89)       (83)
  Interest income                                       8          9         12
  Other income--net                                    12         23         18
                                                   ------     ------     ------
                                                      (55)       (57)       (53)
                                                   ------     ------     ------
Income before income taxes                            262        181        101
Income taxes                                           82         41         27
                                                   ------     ------     ------
Income before extraordinary item and
  cumulative effect of accounting changes             180        140         74
Extraordinary item                                     (7)
Cumulative effect of accounting changes
  Postretirement benefits other than
    pensions                                                    (274)
  Income taxes                                                     6
                                                   ------     ------     ------
Net income (loss)                                  $  173     $ (128)    $   74
                                                   ======     ======     ======
Per Common Share
  Income before extraordinary item and
    cumulative effect of accounting changes        $ 2.57     $ 2.03     $ 1.09
  Extraordinary item                                 (.10)
  Cumulative effect of accounting changes
    Postretirement benefits other than
      pensions                                                 (3.97)
    Income taxes                                                0.09
                                                   ------     ------     ------
  Net income (loss)                                $ 2.47     $(1.85)    $ 1.09
                                                   ======     ======     ======
  Cash dividends paid                              $ 1.15     $ 1.10     $ 1.10

Average number of Common Shares outstanding
  (in millions)                                      69.8       68.9       68.0


The Financial Review on pages 19 to 39 is an integral part of the consolidated financial statements.

Eaton Corporation

Statements of Consolidated Cash Flows                  Year ended December 31
                                                     ----------------------------
(Millions of dollars)                                  1993      1992      1991
                                                       ----      ----      ----
Operating activities
  Income before extraordinary item and
    cumulative effect of accounting changes           $ 180     $ 140     $  74
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                     196       200       185
      Acquisition integration charge                     55
      Long-term liabilities for postretirement
        benefits other than pensions                               21
      Deferred income taxes                             (65)      (26)      (63)
      Other long-term liabilities and other
        non-cash items in income                         (6)      (40)        4
      Changes in operating assets and liabilities,
        excluding purchases of businesses
          Accounts receivable                            40        58       (91)
          Inventories                                    12        11       (17)
          Other current assets                            6        (5)       (5)
          Accounts payable and other accruals            29        (8)      (26)
          Accrued income and other taxes                (15)       (9)      (11)
      Other--net                                          3        39        (2)
                                                      -----     -----     -----
Net cash provided by operating activities               435       381        48

Investing activities
  Expenditures for property, plant and
    equipment                                          (227)     (186)     (194)
  Acquisitions of businesses                            (14)      (22)      (17)
  Purchases of short-term investments                  (108)      (86)      (39)
  Maturities and sales of short-term
    investments                                          22                 138
  Other--net                                              8        36         5
                                                      -----     -----     -----
Net cash used in investing activities                  (319)     (258)     (107)

Financing activities
  Long-term borrowings                                             99       203
  Payments of long-term debt                            (98)     (151)     (107)
  Proceeds from sale of Common Shares                    62
  Proceeds from exercise of stock options by
    employees                                            19        29         5
  Cash dividends paid                                   (83)      (76)      (75)
  Net change in short-term debt                         (14)      (15)       24
                                                      -----     -----     -----
Net cash (used in) provided by financing
  activities                                           (114)     (114)       50
                                                      -----     -----     -----
Total increase (decrease) in cash                         2         9        (9)
Cash at beginning of year                                30        21        30
                                                      -----     -----     -----
Cash at end of year                                   $  32     $  30     $  21
                                                      =====     =====     =====

The Financial Review on pages 19 to 39 is an integral part of the consolidated financial statements.

Eaton Corporation

Statements of Consolidated Shareholders' Equity

                                                                                              Foreign                   Total
                                             Common Shares       Capital in                  currency    Unallocated   share-
                                            ------------------   excess of    Retained    translation        ESOP    holders'
(Shares in thousands, dollars in millions)   Shares    Amount    par value    earnings    adjustments      shares      equity
                                             ------    ------    ---------    --------    -----------    --------    --------
Balance at January 1, 1991                   33,948       $17         $411        $837             $9      $(134)      $1,140
Net income                                                                          74                                     74
Cash dividends paid, net of Employee
  Stock Ownership Plan (ESOP) tax
  benefit                                                                          (72)                                   (72)
Issuance of shares under employee
  benefit plans, including tax benefit          145                      7                                                  7
Purchase of shares for treasury                 (24)                                (1)                                    (1)
Reduction of unallocated ESOP shares                                                                           12          12
Foreign currency translation adjustments                                                           (7)                     (7)
                                             ------       ---         ----        ----           ----        ----      ------
Balance at December 31, 1991                 34,069        17          418         838              2        (122)      1,153
Net loss                                                                          (128)                                  (128)
Cash dividends paid, net of ESOP tax
  benefit                                                                          (74)                                   (74)
Issuance of shares under employee
  benefit plans, including tax benefit          598                     34                                                 34
Reduction of unallocated ESOP shares                                                                           12          12
Foreign currency translation adjustments                                                          (49)                    (49)
                                             ------       ---         ----        ----           ----        ----      ------
Balance at December 31, 1992                 34,667        17          452         636            (47)       (110)        948
Net income                                                                         173                                    173
Cash dividends paid, net of ESOP tax
  benefit                                                                          (83)                                   (83)
Issuance of shares under employee
  benefit plans, including tax benefit          483                     22                                                 22
Two-for-one stock split                      34,867        18                      (18)
Sale of shares                                1,287         1           61                                                 62
Reduction of unallocated ESOP shares                                                                           14          14
Foreign currency translation adjustments                                                          (31)                    (31)
                                             ------       ---         ----        ----           ----        ----      ------
Balance at December 31, 1993                 71,304       $36         $535        $708           $(78)       $(96)     $1,105
                                             ======       ===         ====        ====           ====        ====      ======

The Financial Review on pages 19 to 39 is an integral part of the consolidated financial statements.

FINANCIAL REVIEW
- ----------------
On June 28, 1993, the Company distributed a two-for-one stock split effected in the form of a 100% stock dividend. Accordingly, all per share amounts, average shares outstanding used in the calculation of per share amounts and stock option information have been adjusted retroactively to reflect the stock split.

In June 1993, the Company reconsolidated the net assets and operating results of its remaining discontinued operations. Prior years have been restated to include these results. The Company has concluded that, although it would still prefer to divest these operations, due to the ongoing contraction in the defense industry and uncertainty in the defense electronics market at the present time, it would be extremely difficult to implement its divestiture plans on an acceptable basis. Financial information for these operations is presented under Defense Systems in "Business Segment Information" in the Financial Review.

ACCOUNTING POLICIES
- -------------------
Consolidation
- -------------
The consolidated financial statements include accounts of the Company and all majority-owned subsidiaries. The equity method of accounting is used for investments where the Company has a 20% to 50% ownership interest.

Foreign Currency Translation
- ----------------------------
Financial statements for subsidiaries outside the United States, except those in highly inflationary economies, are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in shareholders' equity. Financial statements for subsidiaries in highly inflationary economies are translated into U.S. dollars in the same manner except for inventories and property, plant and equipment-net, and related expenses, which are translated at historical exchange rates. The resulting translation adjustments are included in net income.

Short-Term Investments
- ----------------------
Short-term investments are carried at cost and are not considered to be cash equivalents for purposes of classification in the statements of consolidated cash flows.

Inventories
- -----------
Inventories are carried at lower of cost or market. Inventories in the United States, other than those associated with long-term contracts, are accounted for using the last-in, first-out (LIFO) method and all other inventories using the first-in, first-out (FIFO) method.

Long-Term Contracts
- -------------------
Income and costs on long-term contracts, which relate primarily to the Defense Systems business segment, are recognized on the percentage-of-completion method. Provision is made for anticipated losses on uncompleted contracts. Certain government contracts provide for incentive awards or penalties which are reflected in operations at the time amounts can be reasonably determined.

Depreciation and Amortization
- -----------------------------
Depreciation and amortization are computed by the straight-line method for financial statement purposes. Depreciation of plant and equipment is provided over the useful lives of the various classes of assets. Excess of cost over net assets of businesses acquired is amortized over fifteen to forty years (accumulated amortization was $78 million and $69 million at the end of 1993 and 1992, respectively). Other intangible assets, principally patents, are amortized over their respective lives.

Income Taxes
- ------------
In 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", as discussed under "Accounting Changes" in the Financial Review. Deferred income taxes are not provided for undistributed earnings of consolidated subsidiaries outside the United States when such earnings are reinvested for an indefinite period of time by the subsidiaries.

Financial Instruments
- ---------------------
Gains or losses on interest rate swap and cap agreements which hedge interest on debt are accrued in interest expense. Gains or losses on foreign currency forward exchange contracts and options which hedge specific transactions are recognized in net income, offsetting the underlying foreign currency transaction gains or losses. Gains or losses on foreign currency forward exchange contracts and options which hedge net investments in consolidated subsidiaries outside the United States are accrued in shareholders' equity. Premiums related to interest rate swap and cap agreements and foreign currency forward exchange contracts and options are amortized to net income over the life of the agreement.

Net Income Per Common Share
- ---------------------------
Net income per Common Share is computed by dividing net income by the average month-end number of shares outstanding during each period. The dilutive effect of common stock equivalents is not material.

SUBSEQUENT EVENT - ACQUISITION OF DCBU AND INTEGRATION CHARGE
- -------------------------------------------------------------
On January 31, 1994, the Company acquired the Distribution and Control Business Unit (DCBU) of Westinghouse Electric Corporation for a purchase price of $1.1 billion, plus the assumption of certain liabilities. The purchase price is subject to adjustment based upon changes in DCBU's adjusted net assets. This acquisition will be accounted for as a purchase in 1994. DCBU had sales of $1.1 billion in 1993 and has estimated net assets of $600 million. DCBU is a leading North American manufacturer of electrical distribution equipment and industrial controls, headquartered in Pittsburgh, Pennsylvania. It has approximately 12,500 employees who are located at 36 plants and facilities in the United States, Puerto Rico, Central and South America, Canada and the United Kingdom, and at 27 satellite operations and 12 distribution centers. The purchase includes Challenger Electrical Equipment Corporation, which was acquired by Westinghouse in 1987.

DCBU will be combined with Eaton's Industrial Control and Power Distribution Operations (ICPDO), which market Cutler-Hammer products, to form a Cutler-Hammer business unit with annual sales of $1.6 billion. Eaton's consolidated sales are expected to increase by 25% as a result of the acquisition.

In order to finance the acquisition, the Company issued $930 million of short-term commercial paper. The Company plans to reduce these short-term financings by the middle of 1994 through equity and long-term debt financings. The timing and mix of these financings will depend on market conditions. Of these short-term financings, $555 million will be classified as long-term debt because the Company intends, and has the ability under a new five-year $555 million revolving credit agreement entered into in January 1994, to refinance this debt on a long-term basis. Also, in January 1994, the Company entered into a $555 million 364-day revolving credit agreement.

In 1993, the Company entered into several interest rate hedge agreements related to the planned financing of the acquisition. In September 1993, the Company entered into four interest rate swaps commencing on January 18, 1994. Two thirty-year swaps will effectively convert $100 million of floating rate debt into fixed rate debt at an average rate of 6.685%, and two ten-year swaps will effectively convert $100 million of floating rate debt into fixed rate debt at an average rate of 5.788%. In October 1993, the Company purchased a one-year interest rate cap commencing on January 1, 1994 that effectively places a 5.5% ceiling on $400 million of floating rate debt, and a ten-month interest rate cap commencing January 1, 1995 that effectively places a 5.5% ceiling on $100 million of floating rate debt.

In December 1993, in conjunction with the acquisition, the Company recorded a $55 million acquisition integration charge before income tax credits ($34 million after income tax credits, or $.49 per Common Share). Part of a comprehensive business plan, the charge addresses the costs of the integration of ICPDO product lines and operations with DCBU, related workforce reductions and an $8 million write-down of assets, largely in the United States. Expenditures are expected to occur over approximately the next four years and will be funded through cash flow from the combined operations. The Company anticipates that integration of the businesses will create permanent value by streamlining product lines, manufacturing capacity and organization structure and enable the businesses to attain maximum benefit from synergy of complementary product offerings, operations and technical expertise. Positive incremental benefits are anticipated following the first year of integration activities.

EXTRAORDINARY ITEM AND RESTRUCTURING CHARGE
- -------------------------------------------
In March 1993, the Company called for redemption, in April 1993, the $74 million outstanding balance of its 9% debentures, and in December 1993, the Company called for redemption, in January 1994, the $89 million outstanding balance of its 8.5% debentures. The extraordinary loss on these redemptions, including the write-off of debt issue costs, was $11 million before income tax credits ($7 million after income tax credits, or $.10 per Common Share).

In 1991, as a result of the review of operating strategies and in order to improve competitiveness and future profitability, the Company recorded a restructuring charge of $39 million before income tax credits ($25 million after income tax credits, or $.38 per Common Share). The charge included provisions for restructuring, relocation and rationalization of product lines and operations and permanent workforce reductions involving a significant number of operations, primarily in the United States and Europe.

ACCOUNTING CHANGES
- ------------------
In 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires accrual of these benefits, primarily postretirement health care and life insurance for retirees in the United States, over the working lives of employees rather than recognition of expenses as claims are incurred. Included in net income for 1992 is the cumulative effect of this accounting change for prior years of $442 million before income tax credits ($274 million after income tax credits, or $3.97 per Common Share). As a result of this accounting change, 1992 postretirement health care and life insurance costs increased $25 million before income tax credits ($16 million after income tax credits, or $.23 per Common Share). Results for 1991 have not been restated for this accounting change. SFAS No. 106 has no effect on cash flows since claims will continue to be paid as incurred.

In 1992, the Company also adopted SFAS No. 109, "Accounting for Income Taxes". The adoption of this standard changed the method of accounting for income taxes to the liability method from the deferred method. The liability method requires recognition of deferred income taxes based on temporary differences between the financial reporting and income tax bases of assets and liabilities, using currently-enacted income tax rates and regulations. Included in net income for 1992 is the cumulative effect of this accounting change for prior years of $6 million, or $.09 per Common Share. Results for 1991 have not been restated for this accounting change. SFAS No. 109 has no effect on cash flows.

ACCOUNTS RECEIVABLE
- -------------------
Included in accounts receivable at December 31, 1993 and 1992 were unbilled amounts of $23 million and $91 million, respectively, primarily related to long-term contracts of the Defense Systems business segment with the United States Government. These receivables will be billed in accordance with applicable contract terms and are expected to be collected within one year.

Accounts receivable are net of an allowance for doubtful accounts of $10 million at the end of 1993 and 1992.

INVENTORIES
- -----------
                                                December 31
                                              ---------------
(Millions of dollars)                         1993       1992
                                              ----       ----
Raw materials                                 $141       $128
Work in process                                238        264
Finished goods                                 139        146
                                              ----       ----
  Gross inventories at FIFO                    518        538
Excess of current cost over LIFO cost          (84)       (83)
                                              ----       ----
  Net inventories at LIFO                     $434       $455
                                              ====       ====

Gross inventories accounted for using the LIFO method were $314 million and $294 million at the end of 1993 and 1992, respectively.

DEBT AND OTHER FINANCIAL INSTRUMENTS
- ------------------------------------
Information related to the 1994 financing of the acquisition of DCBU is contained under "Subsequent Event - Acquisition of DCBU and Integration Charge" in the Financial Review.

The Company has lines of credit, primarily short-term, aggregating $119 million from various banks worldwide. Most of these arrangements do not have termination dates, but are reviewed periodically for renewal. At December 31, 1993, the Company had $24 million outstanding under lines of credit with banks.

A summary of long-term debt, excluding the current portion, follows:

                                                December 31
                                              ---------------
(Millions of dollars)                         1993       1992
                                              ----       ----
9% notes payable, due 2001                    $100       $100
8% debentures, due 2006 (due 1996 at
  option of debenture holder)                   86         86
8.9% debentures, due 2006                      100        100
7% debentures, due 2011, net of unamor-
  tized discount of $95 million in 1993
  and $96 million in 1992 (effective
  interest rate 14.6%)                         105        104
8-7/8% debentures, due 2019 (due 2004 at
  option of debenture holder)                   38         38
8.1% debentures, due 2022                      100        100
Notes payable of Employee Stock
  Ownership Plan due through 1999               82         96
8.5% sinking fund debentures                               89
9% sinking fund debentures                                 74
Other                                           38         46
                                              ----       ----
                                              $649       $833
                                              ====       ====

During 1993, the Company called for redemption the $74 million outstanding balance of its 9% debentures and the $89 million outstanding balance of its 8.5% debentures, resulting in an extraordinary loss of $7 million.

Notes payable of the Employee Stock Ownership Plan (ESOP), which are guaranteed by the Company, consist of $65 million at a floating interest rate (3.00% at December 31, 1993) based on LIBOR and $31 million at a fixed interest rate of 7.62%. The Company has entered into a series of interest rate swaps, which expire ratably through 1999, and which change the interest rate on the $31 million of fixed interest rate notes payable to fixed interest rates of 7.07% and 6.85% as to $9 million and $18 million, respectively, and to a floating interest rate (2.075% at December 31, 1993) based on LIBOR as to $4 million.

In 1991, an unrelated party exercised its option under a 1990 agreement to enter into an interest rate swap expiring in 2000 with the Company. The agreement effectively converts $100 million of floating rate debt into fixed rate obligations. Payments are received at a floating interest rate (3.375% at December 31, 1993) based on LIBOR and are made at a fixed interest rate of 9%.

Aggregate mandatory sinking fund requirements and annual maturities of long-term debt are as follows (in millions): 1994, $110; 1995, $21; 1996, $106; 1997, $21; and 1998, $22. The amount for 1994 includes $89 million of 8.5% debentures called for redemption in January 1994. The amount for 1996 includes $86 million of 8% debentures due in 1996 at the option of the debenture holder.

Interest cost capitalized as part of acquisition or construction of major assets (in millions) was $12, $8, and $7 in 1993, 1992 and 1991, respectively. Interest paid (in millions) was $90, $94 and $81 in 1993, 1992 and 1991, respectively.

At December 31, 1993, the Company held foreign currency forward exchange contracts and options, which primarily mature in 1994, for purchase or sale of largely European and Canadian currencies to hedge foreign currency transactions and net investment positions. Open purchase contracts totaled $63 million and open sales contracts totaled $290 million.

Counterparties to various hedging instruments are a number of major international financial institutions. While the Company may be exposed to credit losses in the event of nonperformance by these counterparties, it does not anticipate losses due to its control over the limit of positions entered into with any one party and the strong credit ratings of these institutions.

The following table summarizes the carrying amount and fair value of financial instruments:

                                         December 31, 1993   December
31, 1992

                                         -----------------
- -----------------
                                         Carrying     Fair   Carrying
    Fair
(Millions of dollars)                      amount    value     amount
   value
                                         --------    -----   --------
   -----
Cash and short-term investments              $300     $300      $ 216
   $ 216
Equity investments and marketable
  securities, included in other
  assets                                       53       61         54
      67
Short-term debt                               (14)     (14)
(30)     (30)
Long-term debt and current portion of
  long-term debt                             (759)    (941)
(852)    (954)
Foreign currency forward exchange
  contracts and options                         6        7          8
      14
Interest rate derivatives                              (13)
     (12)

The fair value of equity investments, marketable securities, long-term debt and interest rate derivatives was principally based on quoted market prices. The fair value of foreign currency forward exchange contracts and options was estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences. The carrying amount of financial instruments is not affected by the fair value measurement.

PROTECTION OF THE ENVIRONMENT
- -----------------------------
The Company has been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites. Although this law technically imposes joint and several liability upon each PRP at each site, the extent of the Company's required financial contribution to the cleanup of these sites is expected to be limited based on the number and financial strength of the other named PRP's and the volumes of waste involved which might be attributable to the Company. The Company is also involved in remedial response and voluntary environmental cleanup expenditures at a number of other sites which are not the subject of any Superfund law proceeding, including certain of its currently-owned or formerly-owned plants. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates that there is a reasonable possibility that the remediation and other costs associated with all of these sites may range between $10 million and $68 million, and that such costs would be incurred over a period of several years.
The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. At December 31, 1993, the Company's balance sheet included an accrual for the estimated remediation and other environmental costs of approximately $14 million. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may be required to pay in connection with environmental matters in excess of the amounts recorded or disclosed above will not have a material adverse effect on its financial condition or results of operations.

With respect to the DCBU operations acquired at January 31, 1994, to date the Company has conducted only a due diligence, pre-acquisition review of the environmental loss contingencies and expenditures at these operations. Although additional investigation and review is in progress, the Company is not yet able to evaluate conclusively the scope of any environmental issues. The Company expects that these operations will have environmental exposure similar to that of other electrical equipment manufacturers. The Company's exposure is limited, however, by the agreement between the Company and Westinghouse Electric Corporation, pursuant to which the Company acquired DCBU. With respect to environmental conditions existing prior to the acquisition, Westinghouse has agreed to retain certain responsibilities, to share the cost of others and to indemnify the Company for its share of those costs to the extent that they exceed $3.5 million annually. For locations in the United States, this obligation to share and to indemnify extends for ten years, and for locations elsewhere it extends for fifteen years.

The Company continues to modify, on an ongoing, regular basis, certain of its processes in order to reduce the impact on the environment. Efforts in this regard include the removal of many underground storage tanks and the reduction or elimination of certain chemicals and wastes in its operations.

OPTIONS FOR COMMON SHARES
- -------------------------
Options have been granted to certain employees, under various plans, to purchase the Company's Common Shares at prices equal to fair market value as of date of grant. These options expire ten years from date of grant. A summary of stock option activity follows:

                                          1993
1992
                                           ------------------------
  -------------------------
                                             Average
    Average
                                               price
      price
                                           per share        Shares
  per share         Shares
                                           ---------     ---------
  ---------      ---------
Outstanding, January 1                        $28.81     3,368,670
     $26.33      3,836,274
Granted                                        39.34       831,730
      34.10        808,070
Exercised                                      27.28      (657,353)
      24.50     (1,221,610)
Canceled                                       32.52      (109,197)
      29.47        (54,064)
                                                         ---------
                 ---------
Outstanding, December 31                      $31.53     3,433,850
     $28.81      3,368,670
                                                         =========
                 =========


Shares exercisable

  January 1                                              2,334,758
                 2,903,104
  December 31                                            2,401,683
                 2,334,758
Shares reserved for future grants

  January 1                                              2,856,882
                 3,703,528
  December 31                                            2,133,630
                 2,856,882

SHAREHOLDERS' EQUITY
- --------------------
There are 150 million Common Shares authorized. There were 11 million and 12 million Common Shares held in treasury at the end of 1992 and 1991, respectively, which were reissued in conjunction with the June 1993 two-for-one stock split. At December 31, 1993, 5.8 million Common Shares were reserved principally for exercise and grant of stock options. At December 31, 1993, there were 15,417 holders of record of Common Shares. Additionally, 15,508 employees were shareholders through participation in the Share Purchase and Investment Plan.

In private placements the Company sold 1.3 million Common Shares in 1993 for aggregate net proceeds of $62 million, and sold an additional 800,000 Common Shares in January 1994 for aggregate net proceeds of $38 million. In May 1993, the Company redeemed its share purchase rights at a redemption price of 3-1/3 cents for each right, for a total payment of $2 million.

The Company's Employee Stock Ownership Plan (ESOP) was established to prefund a portion of the anticipated matching contributions through 1999 to its Share Purchase and Investment Plan (SPIP) for participating United States employees. That portion of SPIP expense related to the ESOP is calculated by first determining the ratio of shares allocated to employee ESOP accounts relative to shares released, and then applying that ratio to the amount contributed to the ESOP. That amount, along with dividends on unallocated Common Shares held by the ESOP, is used to repay the notes, including interest, in level installments. Unallocated ESOP shares are allocated to employee ESOP accounts in aggregate amounts based on loan principal payments made by the ESOP.

LEASE COMMITMENTS
- -----------------
Future minimum rental commitments as of December 31, 1993, under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are as follows (in millions):
1994, $28; 1995, $23; 1996, $17; 1997, $14; 1998, $12; and after
1998, $91.

Rental expense in 1993, 1992 and 1991 (in millions) was $43, $45 and $49, respectively.

PENSION PLANS
- -------------
The Company has non-contributory defined benefit pension plans covering the majority of employees. Plans covering salaried and certain hourly employees provide benefits that are generally based on years of service and final average compensation. Benefits for other hourly employees are generally based on years of service. Company policy is to fund at least the minimum amount required by applicable regulations. In the event of a change in control of the Company, excess pension plan assets of North American operations may be dedicated to funding of health and welfare benefits for employees and retirees.

The components of pension (expense) income are as follows:

                                        Year ended December 31
                                      --------------------------
(Millions of dollars)                  1993      1992      1991
                                       ----      ----      ----
Service cost - benefits earned
  during year                          $(42)     $(39)     $(39)
Interest cost on projected
  benefit obligation                    (97)      (96)      (92)
Actual return on assets                 155       203       216
Net amortization and deferral           (17)      (73)      (90)
                                       ----      ----      ----
                                       $ (1)     $ (5)     $ (5)
                                       ====      ====      ====

The following table sets forth, by funded status, the asset
(liability) recognized in the consolidated balance sheets for pension plans:

                                                        December 31,
1993        December 31, 1992

- -----------------------   -----------------------
(Millions of dollars)                               Overfunded
Underfunded   Overfunded  Underfunded
                                                    ----------
- -----------   ----------  -----------
Accumulated pension benefit obligation
  Vested                                                $  979
$ 136        $ 900       $ 101
  Nonvested                                                 53
   10           57           8
                                                        ------
- -----        -----       -----
                                                         1,032
  146          957         109
Value of future salary projections                         143
   10          147          14
                                                        ------
- -----        -----       -----
Total projected pension benefit obligation               1,175
  156        1,104         123
Fair value of plan assets                                1,371
   68        1,372          40
                                                        ------
- -----        -----       -----
Plan assets in excess of or (less than) projected
                                   benefit obligation
                      196          (88)         268         (83)
Unamortized amounts not yet recognized
  Initial net (asset) obligation                           (48)
    7          (63)          8
  Net (gain) loss                                         (116)
    3         (198)         (2)
  Prior service cost                                        27
   12           34          11
Adjustment to recognize minimum liability
  (12)                      (8)
                                                        ------
- -----        -----       -----
                                                        $   59
$ (78)       $  41       $ (74)
                                                        ======
=====        =====       =====

Measurement of the projected benefit obligation was based on a discount rate of 7.25% in 1993 and 8.25% in 1992 and 1991. The expected compensation growth rate was 4.95% in 1993 and 5.95% in 1992 and 1991. The expected long-term rate of return on assets was 10% in all three years; actual returns during each of these three years exceeded the expected 10% rate. Plan assets were invested in equity and fixed income securities and other instruments. Underfunded plans are associated principally with operations outside the United States. The change in the discount rate to 7.25% at the end of 1993 had the effect of increasing the accumulated pension benefit obligation by $103 million with an offsetting decrease in the unamortized net gain. This change will have an immaterial effect on future expense.

POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
- ------------------------------------------------
Generally, employees become eligible for postretirement benefits other than pensions, primarily health care and life insurance for retirees in the United States, when they retire. These benefits are payable for life, although the Company retains the right to modify or terminate the plans providing these benefits. The plans are primarily contributory, with retiree contributions adjusted annually, and contain other cost-sharing features, including deductibles and co-payments. Effective January 1, 1993, certain plans were amended to limit the annual amount of the Company's future contributions towards employees' postretirement health care benefits. Company policy is to pay claims as they are incurred since, unlike pensions, there is no effective method to obtain a tax deduction for prefunding of these benefits under existing United States income tax regulations.

Expense for postretirement benefits other than pensions, with amounts for 1993 and 1992 calculated under SFAS No. 106, is as follows:

                                            Year ended December 31
                                            ----------------------
(Millions of dollars)                       1993     1992     1991
                                            ----     ----     ----
Service cost - benefits earned during year  $ (7)    $(12)
Interest cost on projected benefit
  obligation                                 (37)     (44)
Amortization of unrecognized prior service
  cost                                         9
Claims incurred and expensed                                  $(27)
                                            ----     ----     ----
                                            $(35)    $(56)    $(27)
                                            ====     ====     ====

The liability recognized in the consolidated balance sheets for postretirement benefit plans other than pensions is as follows:

                                                 December 31
                                               ---------------
(Millions of dollars)                          1993       1992
                                               ----       ----
Accumulated postretirement benefit
  obligation
    Retirees                                   $368       $345
    Eligible plan participants                   38         45
    Noneligible plan participants               120        161
Unamortized amounts not yet recognized
  Prior service cost                             91
  Net loss                                      (73)        (5)
                                               ----       ----
                                               $544       $546
                                               ====       ====

Measurement of the accumulated postretirement benefit obligation at December 31, 1993, was based on a 12% annual rate of increase in per capita cost of covered health care benefits (13% for 1992). For 1993, the rate was assumed to decrease ratably to 5% through 2000 and remain at that level thereafter (6% for 1992). The discount rate was 7.25% in 1993 and 8.5% in 1992. An increase of 1% in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $34 million and the net periodic cost for 1993 by $2 million. The changes in assumed rates had the effect of increasing the accumulated postretirement benefit obligation by $49 million with an offsetting increase in the unamortized net loss. This change will have an immaterial effect on future expense.

INVESTMENT IN LIFE INSURANCE
- ----------------------------
In 1993, the Company purchased company-owned life insurance policies insuring the lives of a portion of its active United States employees. These policies offer an attractive means of accumulating assets to meet future liabilities including the payment of employee benefits such as health care. At December 31, 1993, the investment in this life insurance, included in other assets, was $7 million, net of policy loans of $110 million. Net life insurance expense of $2 million, including interest expense of $4 million in 1993, was included in selling and administrative expense.

INCOME TAXES
- ------------
                                            Year ended December 31
                                            ----------------------
(Millions of dollars)                        1993    1992    1991
                                             ----    ----    ----
Income before income taxes
  United States                              $214    $147    $ 85
  Outside the United States                    48      34      16
                                             ----    ----    ----
                                             $262    $181    $101
                                             ====    ====    ====

Income taxes, with amounts for 1993 and 1992 derived under SFAS No. 109, are summarized below:

                                            Year ended December 31
                                            ----------------------
(Millions of dollars)                        1993    1992    1991
                                             ----    ----    ----
Current
  United States
    Federal                                  $108    $ 42    $ 64
    State and local                             7       5      10
  Outside the United States                    30      20      10
                                             ----    ----    ----
                                              145      67      84

Deferred
  United States
    Increase in statutory tax rate             (5)
    Other Federal                             (50)    (14)    (47)
    State and local                            (2)     (1)     (8)
  Outside the United States
    Operating loss carryforwards               (7)    (11)
    Reduction of valuation allowance
      for deferred tax assets                  (5)
    Increase in statutory tax rate             (1)
    Other                                       7              (2)
                                             ----     ---     ---
                                              (63)    (26)    (57)
                                             ----     ---     ---
                                             $ 82     $41     $27
                                             ====     ===     ===
                              Page 32

Significant components of net current and net long-term deferred income taxes derived under SFAS No. 109 are as follows:

                                           December 31, 1993
                                    -------------------------------

                                    Current  Long-term    Long-term
(Millions of dollars)                assets     assets  liabilities
                                    -------  ---------  -----------
Accruals and other adjustments
  Employee benefits                    $ 44       $209         $ (4)
  Inventory                              15
  Long-term contracts                    16
  Restructuring                          15         13
  Depreciation and amortization                   (140)         (15)
  Other                                  22          5
Operating loss carryforwards                        50            2
Valuation allowance                                (15)
Other items                              15        (10)           7
                                       ----       ----         ----
                                       $127       $112         $(10)
                                       ====       ====         ====


                                           December 31, 1992
                                    -------------------------------

                                    Current  Long-term    Long-term
(Millions of dollars)                assets     assets  liabilities
                                    -------  ---------  -----------
Accruals and other adjustments
  Employee benefits                    $ 28       $209         $ (3)
  Inventory                              26
  Long-term contracts                    17         (9)
  Restructuring                          14
  Depreciation and amortization                   (137)         (19)
  Other                                  23          4
Operating loss carryforwards                        42            4
Valuation allowance                                (20)
Other items                              12        (28)           4
                                       ----       ----         ----
                                       $120       $ 61         $(14)
                                       ====       ====         ====

The deferred income tax provision of $57 million for 1991 related primarily to long-term contracts.

At December 31, 1993 certain subsidiaries outside the United States had tax loss carryforwards aggregating $115 million. Carryforwards of $68 million have no expiration dates and the balance expire at various dates from 1995 through 2005.

                              Page 33

A reconciliation of income taxes at the United States Federal statutory rate to the effective income tax rate, with amounts for 1993 and 1992 derived under SFAS No. 109, follows:

                                                    Year ended
December 31

- ----------------------------------
                                                    1993
                                              ---------------
1992     1991
(Millions of dollars)                          Amount    Rate
Rate     Rate
                                              -------  ------
- ------   ------
Income taxes at the United States
  statutory rate                                 $ 92   35.0%
34.0%    34.0%
Adjustment of deferred income taxes for
  change in statutory tax rates                    (6)  (2.3)
State and local income taxes                        4    1.5       .9
     2.1
Adjustment of worldwide tax

  liabilities                                       3    1.4
(6.0)    (4.1)
Effective tax rate differential on

  earnings of consolidated

  subsidiaries and associate

  companies outside the United

  States                                           (5)  (2.0)
(3.9)    (2.1)
Other--net                                         (6)  (2.1)
(2.2)    (3.4)
                                                 ----   -----
- -----    -----
                                                 $ 82   31.5%
22.8%    26.5%
                                                 ====   =====
=====    =====

The adoption of SFAS No. 109 reduced 1992 income tax expense by $11 million and the effective income tax rate by 6%, in comparison to the prior accounting method.

The parent company has not provided income taxes on undistributed earnings of consolidated subsidiaries outside the United States of $332 million at December 31, 1993, since the earnings retained have been reinvested by the subsidiaries. If distributed, such remitted earnings would be subject to withholding taxes but substantially free of United States income taxes.

Worldwide income tax payments, including Federal and state income taxes in the United States, in 1993, 1992 and 1991 (in millions) were $156, $71 and $97, respectively.


                              Page 34
QUARTERLY DATA
- --------------
(Unaudited)
                                            Quarter ended
(Millions of dollars except        -----------------------------------
  for per share data)              Dec. 31 Sept. 30  June 30  Mar. 31
                                   ------- --------  -------  -------
1993
Net sales                           $1,115   $1,053   $1,147   $1,086
Gross margin                           297      266      279      275
  Percent of sales                      27%      25%      24%      25%
Income before extraordinary item        30       44       53       53
Extraordinary item                      (4)                        (3)
Net income                              26       44       53       50

Per Common Share
  Income before extraordinary item  $  .41   $  .63   $  .77   $  .76
  Extraordinary item                  (.05)                      (.05)
  Net income                           .36      .63      .77      .71
  Cash dividends paid                  .30      .30     .275     .275
  Market price
    High                            55-3/8   51-3/4   47-1/8   43-3/4
    Low                             48       43       41-1/2   38-1/4

1992
Net sales                           $1,030   $1,012   $1,064   $  995
Gross margin                           253      223      256      235
  Percent of sales                      24%      22%      24%     24%
Income before cumulative effect
  of accounting changes                 39       28       41       32
Cumulative effect of accounting
  changes
    Postretirement benefits
      other than pensions                                        (274)
    Income taxes                                                    6
Net income (loss)                       39       28       41     (236)

Per Common Share
  Income before cumulative effect
    of accounting changes           $  .57   $  .40   $  .60   $  .46
  Cumulative effect of
    accounting changes
      Postretirement benefits
        other than pensions                                     (4.00)
      Income taxes                                                .09
  Net income (loss)                    .57      .40      .60    (3.45)
  Cash dividends paid                 .275     .275     .275     .275
  Market price
    High                            40-7/8   40-3/8   41-5/8   39-3/8
    Low                             35       35-7/8   35-1/2   30-7/8

The fourth quarter of 1993 includes an acquisition integration charge of $55 million before income tax credits ($34 million after income tax credits, or $.49 per Common Share).

The redemption of debentures in 1993 resulted in extraordinary losses of $5 million and $6 million before income tax credits in the first and fourth quarters, respectively ($3 million and $4 million after income tax credits, or $.05 per Common Share in each quarter). The previously reported first quarter results were restated to segregate the extraordinary loss.

Gross margin for the second quarter of 1993 was reduced by a charge of $9 million for the restructuring of certain vehicle components operations in Europe.

The third quarter of 1992 includes an $11 million gain, before income taxes, on the sale of an interest in a limited partnership. The gain was partially offset by the accrual in the third quarter of 1992 of the contribution to the Company's charitable trust of marketable securities with a market value of $8 million.

In 1992, the Company adopted the new accounting standards for postretirement benefits other than pensions and income taxes, retroactive to January 1, 1992. Net income in the first quarter of 1992 includes the cumulative effect of the accounting change for postretirement benefits other than pensions for prior years of $442 million before income tax credits ($274 million after income tax credits, or $4.00 per Common Share). Net income in the first quarter of 1992 also includes the cumulative effect of the accounting change for income taxes for prior years of $6 million, or $.09 per Common Share.

BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
- --------------------------------------------------
Operations are classified among three business segments:  Vehicle
Components, Electrical and Electronic Controls and Defense Systems. The major classes of products included in each segment and other information follow.

Vehicle Components
- ------------------
Truck Components - Heavy and medium duty mechanical transmissions; power take-offs; drive, trailer and steering axles; brakes; locking differentials; engine valves; valve lifters; leaf springs; viscous fan drives; fans and fan shrouds; power steering pumps; tire pressure control systems; tire valves.

Passenger Car Components - Engine valves; hydraulic valve lifters; viscous fan drives; fans and fan shrouds; locking differentials;
spring fluid dampers; superchargers; tire valves.

Off-Highway Vehicle Components - Mechanical and automatic transmissions; drive and steering axles; brakes; engine valves;
hydraulic valve lifters; gear and piston pumps and motors; transaxles and steering systems; geroters; control valves and cylinders;
forgings; tire valves.

The principal market for these products is original equipment manufacturers of trucks, passenger cars and off-highway vehicles.
Most sales of these products are made directly from the Company's plants to such manufacturers.

Electrical and Electronic Controls
- ----------------------------------
Industrial and Commercial Controls - Electromechanical and electronic controls: motor starters, contactors, overloads and electric drives; programmable controllers, counters, man/machine interface panels and pushbuttons; photoelectric, proximity, temperature and pressure sensors; circuit breakers; loadcenters; safety switches; panelboards; switchboards; dry type transformers; busway; meter centers; portable tool switches; commercial switches; relays; illuminated panels; annunciator panels; electrically actuated valves and actuators.

Automotive and Appliance Controls - Electromechanical and electronic controls: convenience, stalk and concealed switches; knock sensors; climate control components; speed controls; timers; pressure switches; water valves; range controls; thermostats; gas valves;
infinite switches; temperature and humidity sensors.

Specialty Controls - Automated material handling systems; automated guided vehicles; stacker cranes; ion implanters; engineered fasteners; golf grips; industrial clutches and brakes.

The principal markets for these products are industrial, commercial, automotive, appliance, aerospace and government customers. Sales are made directly by the Company or indirectly through distributors and manufacturers' representatives.

Defense Systems
- ---------------
Strategic countermeasures; tactical jamming systems; electronic intelligence; electronic support measures.

The principal market for these products is the United States
Government.

Other Information
- -----------------
Operating profit represents net sales less operating expenses for each segment and geographic region and excludes interest expense and income, and general corporate expenses--net.

Identifiable assets for each segment and geographic region represent those assets used in operations (including excess of cost over net assets of businesses acquired) and exclude general corporate assets (consisting principally of short-term investments, deferred income taxes, investments carried at equity, property and other assets).

Net sales to divisions and subsidiaries of one customer, primarily from the Vehicle Components business segment, were $541 million in 1993, $491 million in 1992 and $394 million in 1991 (12% of sales in 1993, 12% in 1992 and 11% in 1991).

Geographic Region Information

                                 United                         Latin   Pacific   Elimin-
(Millions of dollars)            States    Canada    Europe   America    Region    ations    Totals
                                 ------    ------    ------   -------    ------    ------    ------
1993
Net sales                        $3,404      $183      $769      $202       $81      $238     $4,401
Operating profit                    275        21        17         9        10                  332
Identifiable assets               1,726       101       548       103        48        60      2,466

1992
Net sales                        $3,002      $175      $861      $184       $66      $187     $4,101
Operating profit                    201        20        29         8         6                  264
Identifiable assets               1,781        74       630        98        48        59      2,572

1991
Net sales                        $2,768      $166      $679      $153       $58      $165     $3,659
Operating profit                    151        12                   6         5                  174
Identifiable assets               1,886        84       626       100        48        71      2,673

Operating profit in 1993 was reduced by an acquisition integration charge of $53 million in the United States and $2 million in Canada, and by a restructuring charge of $9 million in Europe.

Operating profit for the United States in 1992 was reduced by $25 million of expense related to the accounting change for postretirement benefits other than pensions.

Operating profit in 1991 was reduced by a restructuring charge of $24 million in the United States, $2 million in Canada and $13 million in Europe.

Geographic region information (table above) does not include results of associate companies and joint ventures in which the Company holds a 20%-50% ownership interest, which are accounted for by the equity method, and which had total sales as follows:

                                 United               Latin   Pacific
(Millions of dollars)            States    Europe   America    Region    Totals
                                 ------    ------   -------    ------    ------
1993                                $ 7       $13       $15      $169      $204
1992                                  6        18         6       136       166
1991                                 39        40         7       189       275

                              Page 38

Business Segment Information

(Millions of dollars)                          1993      1992       1991
                                               ----      ----       ----
Net sales by classes of similar products
  Vehicle Components
    Truck Components                         $1,504    $1,244     $1,022
    Passenger Car Components                    524       542        477
    Off-Highway Vehicle Components              329       307        307
                                             ------    ------     ------
                                              2,357     2,093      1,806
  Electrical and Electronic Controls
    Industrial and Commercial Controls          779       745        730
    Automotive and Appliance Controls           735       723        529
    Specialty Controls                          338       308        316
                                             ------    ------     ------
                                              1,852     1,776      1,575
  Defense Systems                               192       232        278
                                             ------    ------     ------
                                             $4,401    $4,101     $3,659
                                             ======    ======     ======

Operating profit
  Vehicle Components                         $  247    $  170     $   63
  Electrical and Electronic Controls
    (includes a $55 million acquisition
    integration charge in 1993)                  83        85         88
  Defense Systems                                 2         9         23
                                             ------    ------     ------
                                                332       264        174
Interest expense                                (75)      (89)       (83)
Interest income                                   8         9         12
General corporate expenses--net                  (3)       (3)        (2)
                                             ------    ------     ------
Income before income taxes                   $  262    $  181     $  101
                                             ======    ======     ======

Identifiable assets
  Vehicle Components                         $1,230    $1,194     $1,244
  Electrical and Electronic Controls          1,119     1,128      1,089
  Defense Systems                               117       250        340
                                             ------    ------     ------
                                              2,466     2,572      2,673
  General corporate assets                      802       648        511
                                             ------    ------     ------
Total assets                                 $3,268    $3,220     $3,184
                                             ======    ======     ======

Capital expenditures
  Vehicle Components                         $  124    $   93     $  107
  Electrical and Electronic Controls             68        67         55
  Defense Systems                                 7        14         24
  Corporate                                      28        12          8
                                             ------    ------     ------
                                             $  227    $  186     $  194
                                             ======    ======     ======
Depreciation
  Vehicle Components                         $  101    $  103     $   99
  Electrical and Electronic Controls             58        59         48
  Defense Systems                                13        14         14
  Corporate                                      10         8          8
                                             ------    ------     ------
                                             $  182    $  184     $  169
                                             ======    ======     ======



                                Page 39

Operating profit of the Electrical and Electronic Controls segment was reduced in 1993 by an acquisition integration charge of $55 million. Operating profit of the Vehicle Components segment was reduced in 1993 by a restructuring charge of $9 million.

Operating profit in 1992 was reduced by expense related to the accounting change for postretirement benefits other than pensions of $14 million for the Vehicle Components segment and $11 million for the Electrical and Electronic Controls segment.

Operating profit in 1991 was reduced by a restructuring charge of $22 million for the Vehicle Components segment and $17 million for the Electrical and Electronic Controls segment.

                               Page 40

Summary Financial Information for Eaton ETN Offshore Ltd.
- ---------------------------------------------------------

Eaton ETN Offshore Ltd. (Eaton Offshore) was incorporated by Eaton under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton and/or one or more of Eaton's direct or indirect subsidiaries. All of the issued and outstanding capital stock of Eaton Offshore is owned directly or indirectly by Eaton. In addition, Eaton Offshore owns all of the issued and outstanding capital stock of Eaton Yale ltd. (Eaton Yale) previously owned by Eaton. Eaton Yale is engaged principally in the manufacture of fasteners, leaf spring assemblies and electrical and electronic controls. In January 1992, Eaton Yale acquired Franz
Kirsten KG. In January 1994, Eaton Yale acquired the Canadian operations of the Distribution and Control Business Unit of the Westinghouse Electric Corporation. Summary financial information for Eaton Offshore and its consolidated subsidiaries is as follows:

                                    Year ended December 31
                             ------------------------------------
(Millions of dollars)        1993    1992    1991    1990    1989
                             ----    ----    ----    ----    ----

Income statement data
  Net sales                  $281    $295    $165    $188    $207
  Gross profit                 38      42      26      29      29
  Net income                   13      17      13      12       7

Balance sheet data
  Current assets             $144    $144    $124    $ 91    $ 49
  Net intercompany
    receivables (payables)     22      24      33      17     (11)
  Noncurrent assets            81      86      42      48      45
  Current liabilities          42      51      20      21      12
  Noncurrent liabilities      109     115     104      73      12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
- --------
The Company experienced an extraordinary year of achievement in 1993.

Income after income taxes for the year increased to $214 million in 1993 before the recognition of a $34 million acquisition integration charge and a $7 million extraordinary loss on the redemption of debentures. This represents a 53% increase compared to income of $140 million in 1992 (before the cumulative effect of 1992 accounting changes). Earnings per Common Share, before the special charges, rose to $3.06 in 1993, a 51% increase over $2.03 (before the impact of accounting changes) in 1992.

On January 31, 1994, the Company acquired Westinghouse Electric Corporation's Distribution and Control Business Unit (DCBU), and in December of 1993 recorded a $55 million charge ($34 million after income tax credits, or $.49 per Common Share) for the integration of the Company's Industrial Control and Power Distribution Operations (ICPDO) with DCBU to form the Cutler-Hammer business unit. This acquisition provides greater product depth with world class technology and substantially increases product offering and distribution opportunities.

During March and December 1993, the Company called for redemption a total of $163 million of debentures. The loss on the redemptions was accounted for as an extraordinary item in each of those periods. In June, a two-for-one common stock split was distributed, effected in the form of a 100% stock dividend, and the quarterly dividend on Common Shares was increased by 2-1/2 cents (9%) to 30 cents per share, the third dividend increase in seven years.

In June, the Company reconsolidated the net assets and operating results of its remaining discontinued operations. Prior years have been restated to include those results.

1993 COMPARED TO 1992
- ---------------------
NET SALES
- ---------
Net sales in 1993 increased by 7% to $4.40 billion, over $4.10 billion in 1992. The increase occurred principally in the United States and was largely due to a strengthened North American market for heavy and light trucks, vans and sport utility vehicles, responding to a U.S. economic recovery. The improvement in North America more than offset the effects of the continued deep European recession. In North America, certain markets, which had been sluggish through most of 1993, showed sales improvements in the fourth quarter.

The Vehicle Components segment net sales increased to $2.36 billion for 1993, rising 13% over 1992 sales of $2.09 billion. This improvement was largely due to significant growth in sales of truck components, following the best factory sales of heavy trucks in North America since 1979. The passenger car and light truck markets also showed improvement in 1993. Off-highway equipment markets, which had been down for several years, improved considerably. Strong sales growth in North America was partially offset by reduced sales in Europe where vehicle markets remain weak.

The Electrical and Electronic Controls segment showed a net sales increase of 4% in 1993 to $1.85 billion compared to $1.78 billion in 1992. This increase was largely due to increased sales in the areas of industrial and commercial controls and specialty controls. Strong North American markets for automotive and appliance controls were largely offset, however, by the continued weakness in the corresponding European markets due to the economic recession and the negative impact of foreign currency exchange rate fluctuations. Rising demand for portable tools, factory equipment and residential housing drove the increase in sales of industrial and commercial controls. Sales of the Company's industrial and power distribution equipment, which tend to lag any North American economic recovery, rose sharply in the fourth quarter. The semiconductor equipment business, included in specialty controls, experienced strong results throughout the year, with a 19% improvement in sales for 1993 over 1992.

OPERATING RESULTS
- -----------------
Gross margin increased to $1.12 billion (25.4% of sales) in 1993, rising from $967 million (23.6% of sales) in 1992, due to significant sales growth as well as benefits achieved through ongoing cost containment and productivity improvements. This improvement in margin was achieved in spite of a $9 million charge, included in cost of products sold in 1993, for the restructuring of certain vehicle components operations in Europe.

Selling and administrative expenses showed an increase of 2% in 1993 compared to 1992, with expense of $591 million in 1993 and $578 million in 1992. This level of increase is a clear indication of the results of cost control and restructuring efforts, which is further evidenced by their relationship to net sales, 13% in 1993 compared to 14% in 1992.

Research and development expenses for 1993 were $154 million, rising from $151 million in 1992. This level of expenditure reflects the continued commitment to achieving expressed corporate targets in product innovation and enhancements and to maintaining leading-edge technology.

The Vehicle Components segment operating profit rose to $247 million (10% of sales) for 1993, a substantial improvement over $170 million (8% of sales) for 1992 despite a $9 million restructuring charge recorded in 1993 for restructuring certain European operations. This improvement was largely a result of the improved market in North America for heavy and light trucks, vans and sport utility vehicles. Other factors contributing to increased profits were continuing stringent cost containment efforts and the economies achieved through restructuring certain businesses, which have better positioned operations to benefit from further growth in vehicle markets.

The Electrical and Electronic Controls segment operating profit significantly improved, before the effect of the $55 million acquisition integration charge, rising 62% to $138 million in 1993 (7% of sales) from $85 million (5% of sales) in 1992. This improved segment profit picture is partially due to the sales growth experienced in certain controls markets, but is also a clear reflection of the continuing emphasis placed on containing and controlling costs and the realization of anticipated benefits of earlier restructuring efforts. The depressed European economy negatively impacted the controls businesses, particularly automotive and appliance controls. Profit for this segment was also reduced by a $55 million pretax charge recorded in December 1993 for the integration of ICPDO product lines and operations with DCBU to form the new Cutler-Hammer business unit. The DCBU acquisition will bring a more even balance in sales and earnings between the Electrical and Electronic Controls segment and the historically strong Vehicle Components segment.

Interest expense declined to $75 million for 1993, the lowest level since 1986, from $89 million for 1992 largely due to the reduction of higher interest rate debt, lower debt levels during 1993 and increased capitalized interest.

Other income--net was $12 million in 1993, down from $23 million in 1992, largely due to the $11 million pretax gain on the sale of the Company's interest in a limited partnership recorded in 1992.

An analysis of changes in income taxes and the effective income tax rate is presented under "Income Taxes" in the Financial
Review.

In 1992, the Company adopted two new accounting standards for postretirement benefits other than pensions and for income taxes, which together reduced net income by $268 million due to the recognition of their cumulative effect for prior years.

CHANGES IN FINANCIAL CONDITION
- ------------------------------
The Company's financial condition remained strong during 1993. The current ratio was 1.9 at December 31, 1993 compared to 2.0 at December 31, 1992. The decline in working capital to $679 million at year-end 1993 from $751 million at year-end 1992 was primarily the result of an increase in the current portion of long-term debt due to the decision to redeem, in early 1994, the $89 million outstanding balance of 8.5% debentures. Cash and short-term investments increased by $84 million to $300 million at December 31, 1993 due to improved cash flow from operations and the sale of 1.3 million Common Shares in 1993 for net proceeds of $62 million. In spite of the increase in sales in 1993 to record levels, heightened emphasis on efficient asset management is reflected in the $21 million decline in inventories to $434 million at December 31, 1993. An increase in accounts receivable resulting from improved 1993 sales was more than offset by a reduction due to the collection of receivables at AIL as a consequence of the definitization of contract modifications as agreed to with the United States Air Force late in 1992; the net impact of the increase and offsetting decrease resulted in a $78 million decline in accounts receivable to $550 million at December 31, 1993. In addition, accounts receivable days sales outstanding at December 31, 1993 was 43, historically one of the lowest levels, in spite of the expanding economy and sales growth.

Long-term debt declined to $649 million at year-end 1993 from $833 million at the end of 1992 primarily due to the call for redemption of $74 million of 9% debentures in March 1993 and $89 million of 8.5% debentures in December 1993.

In private placements the Company sold 1.3 million Common Shares in 1993 for aggregate net proceeds of $62 million and, in January 1994, an additional 800,000 Common Shares for $38 million. Beginning in April 1995, the holder of these shares has the right to require the Company to register their public sales under the Federal securities law.

Capital expenditures were $227 million, one of the Company's highest levels, in 1993 compared with $186 million in 1992, as the Company maintained its emphasis on enhancing manufacturing efficiencies and capabilities. Capital expenditures in 1994 are anticipated to be higher than 1993 for those businesses unrelated to the acquisition of DCBU. Further capital expenditures are planned relative to the combining of DCBU and ICPDO. During 1993, the Company invested $14 million in small businesses, primarily to establish a joint venture, which will round out product lines and open avenues for market expansion.

Net cash provided by operating activities increased to $435 million for 1993 from $381 million for 1992. This increase resulted primarily from improved net income, reflecting higher sales and rigorous cost controls. Changes in operating assets and liabilities also contributed to the increase in net cash provided by operating activities in 1993. Operating cash flow and proceeds from the sale of Common Shares during 1993 were more than adequate to fund capital expenditures, cash dividends, the investment in certain small businesses and other corporate purposes.

On May 25, 1993, the Company redeemed its share purchase rights at a redemption price of 3-1/3 cents for each right for a total payment of $2 million.

At the end of 1993, as a result of the trend of declining long-term interest rates, the discount rate used to measure the projected benefit obligation for pensions was reduced to 7.25% from 8.25%. This change had the effect of increasing the accumulated pension benefit obligation by $103 million with an offsetting decrease in the unamortized net gain. In addition, the rates used to measure the projected benefit obligation for postretirement benefits other than pensions were changed. The changes in rates included a reduction in the discount rate to 7.25% from 8.5%, and in the annual rate of increase in per capita cost of covered health care benefits. These rate changes had the effect of increasing the accumulated postretirement benefit obligation by $49 million with an offsetting increase in the unamortized net loss. The effect on future expense for pensions and postretirement benefits other than pensions will be immaterial.

At December 31, 1993 and 1992, the Company had net deferred income tax assets included in current and long-term assets. Management believes it is more likely than not that these tax benefits will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include the historical operating results of the Company, expectations of future earnings and the extended period of time over which the postretirement health care liability will be paid.

On January 31, 1994, the Company acquired DCBU from Westinghouse Electric Corporation and issued $930 million of short-term commercial paper to finance the acquisition. The Company plans to reduce these short-term financings by the middle of 1994 through expanded use of equity and long-term debt financings.
The timing and mix of these financings will depend on market conditions. Of these short-term financings, $555 million will be classified as long-term debt because the Company intends, and has the ability under a new five-year $555 million revolving credit agreement entered into in January 1994, to refinance this debt on a long-term basis. Also, in January 1994, the Company entered into a $555 million 364-day revolving credit agreement. Strong cash flow, reinforced by the projected results of the newly created Cutler-Hammer business unit, should permit the repayment of the financings within the next five years. The Company is maintaining the strength of its balance sheet, and two major debt-rating agencies, Standard and Poor's and Moody's, have confirmed the "A" rating on its long-term debt.

The Company expects that the economic and market growth experienced in North America during 1993 will continue to expand to additional markets in 1994; however, that growth will likely be moderated by lingering weakness in Europe. Long-range plans continue to be focused on enhancements in quality, productivity and growth in all its major markets. The acquisition of DCBU and integration with ICPDO should create permanent value by streamlining product lines, manufacturing capacity and organization structure and will enable the businesses to realize the synergies resulting from complementary product offerings, operations and technical expertise. This acquisition will reinforce the goal of improving the balance in sales and earnings between the historically strong Vehicle Components segment and the Electrical and Electronic Controls segment. Investments in the form of research and development, marketing and manufacturing programs continue in all key product lines, and plans are to continue to make niche acquisitions which will promote the Company's position in worldwide markets. The Company believes capital resources available in the form of working capital on hand, lines of credit and funds provided by operations will more than adequately meet anticipated capital requirements for capital expenditures and business expansion through niche acquisitions. The acquisition of DCBU required the additional capital resources discussed above.

The operations of the Company involve the use, disposal and cleanup of certain substances regulated under environmental protection laws, as further discussed under "Protection of the Environment" in the Financial Review. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed will not have a material adverse effect on its financial condition or results of operations.

RESULTS OF OPERATIONS
- ---------------------
1992 COMPARED TO 1991
- ---------------------
Net Sales
- ---------
Net sales for 1992 were $4.10 billion, up 12% from $3.66 billion in 1991. Certain markets in North America experienced a modest recovery in 1992. However, economies in Europe, Japan and South America continued to weaken, affecting businesses in those areas, and offsetting some strength in North America.

The Vehicle Components segment net sales increased to $2.09 billion for 1992, 16% higher than sales of $1.81 billion recorded for 1991. North American sales of heavy and light trucks, vans and sport utility vehicles were strong throughout the year. A marked increase in heavy truck production in North America during the second half of 1992 had a significant favorable impact on this segment's results. Heavy truck production increased 30% in 1992 over prior year levels. Strategic investments also contributed to sales growth through expansion of business into new products and territories. Sales of passenger car and off-highway vehicle equipment slowed in the last half of the year, after showing increases during the first half. Overseas vehicle markets, primarily in Europe, were depressed, and weakened further in the fourth quarter.

The Electrical and Electronic Controls segment had net sales of $1.78 billion for 1992, rising 13% from sales of $1.58 billion in 1991. This increase reflects the acquisition of Kirsten, a European automotive controls manufacturer with 1992 sales of approximately $120 million, and other smaller acquisitions during 1992 and 1991. Existing automotive and appliance controls businesses experienced a strong rebound in their markets, adding to the improved results. Sales from industrial and commercial controls businesses were flat, with the recovery in residential markets offset by continued contraction in military and commercial aircraft industries. Sales from specialty controls businesses declined slightly, reflecting the continued weakening of the North American automated materials handling market, as well as significant softening of the semiconductor equipment markets in the United States and Japan.

Operating Results
- -----------------
Higher sales levels, benefits of recent restructurings and rigorous inventory controls produced an improved gross margin of $967 million in 1992 (24% of sales), up from $851 million in 1991 (23% of sales). Gross margin in 1992 was reduced by $17 million of increased expense related to the accounting change for postretirement benefits other than pensions.

Selling and administrative expenses were held level relative to sales due to stringent cost controls, as well as the benefits of recent restructurings, with $578 million reported in 1992 compared to $520 million in 1991 (14% of sales in both years).

The Company's continued commitment to improvement of established product lines, and to product innovation and development in markets offering the greatest potential for growth was reflected in the increase in research and development expenses to $151 million in 1992 from $138 million in 1991.

The Vehicle Components segment operating profit showed a substantial increase to $170 million for 1992 over profit of $63 million in 1991. Profit for 1992 was reduced by $14 million due to recognition of additional expenses for postretirement benefits other than pensions. The improved profit was largely a result of increased demand for heavy and light trucks, vans and sport utility vehicles previously described and, additionally, benefitted from recent restructurings, for which a $22 million charge was recorded in 1991. Strict cost containment also contributed to growth in profit. Strategic investments in marketing, research and development, and manufacturing improvements should further promote sustainable growth and increases in profit as markets served by this segment strengthen.

The Electrical and Electronic Controls segment operating profit was $85 million in 1992 compared to $88 million in 1991. Profit for this segment for 1992 was reduced by $11 million due to recognition of additional expenses related to the accounting change for postretirement benefits other than pensions. Profit for 1991 was reduced by a $17 million restructuring charge recorded in the first quarter. Start-up costs for integration of Kirsten and other acquisitions depressed 1992 profits, but these investments should provide opportunities for growth and profit improvement in the future. The acquisition of Kirsten, a European automotive controls manufacturer with operations in Germany, France and Spain, is a good example of the Company's investment in growth businesses through acquisitions. Restructuring costs due to downsizing of military-related operations reduced profits. In addition, profits for 1992 were affected by depressed sales in certain businesses, as discussed above, the costs of long-range programs in marketing, research and development, and manufacturing improvement, and cost/price pressures.

Other income--net rose to $23 million for 1992 from $18 million for 1991, primarily due to an $11 million pretax gain on the sale of the Company's interest in a limited partnership recorded in 1992.

An analysis of changes in income taxes and the effective income tax rate is presented under "Income Taxes" in the Financial Review.

                              Page 49

Eaton Corporation

Five-Year Consolidated Financial Summary
For the year                                          1993      1992      1991      1990      1989
- ---------------------------------------------------------------------------------------------------
(Millions of dollars except for per share data)
Net sales                                           $4,401    $4,101    $3,659    $4,083    $4,228
Income before extraordinary item and cumulative
  effect of accounting changes                      $  180    $  140    $   74    $  179    $  225
Extraordinary item                                      (7)
Cumulative effect of accounting changes
  Postretirement benefits other than pensions                   (274)
  Income taxes                                                     6
Net income (loss)                                      173      (128)       74       179       225
Per Common Share
  Income before extraordinary item and
    cumulative effect of accounting changes         $ 2.57    $ 2.03    $ 1.09    $ 2.53    $ 3.00
  Extraordinary item                                  (.10)
  Cumulative effect of accounting
    changes
      Postretirement benefits other
        than pensions                                          (3.97)
      Income taxes                                              0.09
  Net income (loss)                                   2.47     (1.85)     1.09      2.53      3.00
  Cash dividends paid                                 1.15      1.10      1.10      1.05      1.00

At the year-end
- ---------------------------------------------------------------------------------------------------
Total assets                                        $3,268    $3,220    $3,184    $3,140    $3,189
Long-term debt                                         649       833       795       755       861
Total debt                                             773       882       927       815       923
Shareholders' equity                                 1,105       948     1,153     1,140     1,145

Information for 1989 through 1992 has been restated to reconsolidate previously discontinued
operations and to give effect to the two-for-one stock split effective June 28, 1993.

Income in 1993 was reduced by an acquisition integration charge of $55 million before income tax credits ($34 million after income tax credits, or $.49 per Common Share).

Income in 1993 was reduced by an extraordinary loss of $11 million before income tax credits for the redemption of debentures ($7 million after income tax credits, or $.10 per Common Share).

Income in 1992 and 1993 was reduced by expense related to the accounting change for postretirement benefits other than pensions.

Income in 1991 was reduced by a restructuring charge of $39 million before income tax credits
($25 million after income tax credits, or $.38 per Common Share).

                                                     Page 50

                                                Eaton Corporation
                                    Schedule V - Property, Plant and Equipment
                                                (Millions of dollars)


              Column A             Column B     Column C     Column D     Column E       Column F
- ---------------------------------  -----------  -----------  -----------  -------------  -----------
                                   Balance at                             Other changes  Balance at
                                   beginning    Additions                  Add  (deduct)   end of
Classification                     of period     at cost     Retirements   - Describe      period
- ---------------------------------  -----------  -----------  -----------  -------------  -----------
Year ended December 31, 1993
   Land                              $   41                                                $   41
   Buildings                            482       $    7       $    5     $   11 (A)
                                                                              (9)(B)          486
   Machinery and equipment            1,896          220           99        (11)(A)
                                                                             (47)(B)        1,959
                                     ------       ------       ------     ------           ------
                                     $2,419       $  227       $  104     $  (56)          $2,486
                                     ======       ======       ======     ======           ======

Year ended December 31, 1992
   Land                              $   40                               $   (1)(B)
                                                                               2 (C)       $   41
   Buildings                            460       $   11       $    2         18 (A)
                                                                             (16)(B)
                                                                               5 (C)
                                                                               6 (D)          482
   Machinery and equipment            1,808          175           61        (18)(A)
                                                                             (77)(B)
                                                                              39 (C)
                                                                              30 (D)        1,896
                                     ------       ------       ------     ------           ------
                                     $2,308       $  186       $   63     $  (12)          $2,419
                                     ======       ======       ======     ======           ======

Year ended December 31, 1991
   Land                              $   39                               $    1 (C)       $   40
   Buildings                            432       $   20       $    2          3 (A)
                                                                               7 (C)          460
   Machinery and equipment            1,726          174           94         (3)(A)
                                                                              (5)(B)
                                                                              10 (C)        1,808
                                     ------       ------       ------     ------           ------
                                     $2,197       $  194       $   96     $   13           $2,308
                                     ======       ======       ======     ======           ======


(A)  Represents transfers between classifications.
(B)  Represents foreign currency translation adjustments.
(C)  Represents cost of assets of companies acquired.
(D)  Represents assets acquired related to acquisition of majority interest in former associate company.
(E)  The annual provisions for depreciation have been computed by the straight-line method principally in accordance with the following ranges of rates.
         Buildings                 2.5%
         Machinery and equipment   4.5% to 25%

                                                     Page 51

                                                 Eaton Corporation
                       Schedule VI - Accumulated Depreciation of Property, Plant and Equipment
                                                 (Millions of dollars)


Column A                                Column B     Column C    Column D    Column E       Column F
- -----------------------------         ----------   ----------  ----------  -------------  ----------
                                                   Additions
                                      Balance at   charged to              Other changes  Balance at
                                      beginning    costs and                Add  (deduct) end of
Description                           of period    expenses    Retirements   - Describe   period
- -----------------------------         ---------    ---------   -----------  ------------- ----------
Year ended December 31, 1993
   Buildings                            $  201       $  15       $   4     $   1 (A)         $  213
   Machinery and equipment               1,037         167          93       (26)(A)          1,085
                                        ------       -----       -----     -----             ------
                                        $1,238       $ 182       $  97     $ (25)            $1,298
                                        ======       =====       =====     =====             ======

Year ended December 31, 1992
   Buildings                            $  182       $  21       $   1     $  (5)(A)
                                                                               4 (B)         $  201
   Machinery and equipment                 935         163          55       (38)(A)
                                                                              32 (B)          1,037
                                        ------       -----       -----     -----             ------
                                        $1,117       $ 184       $  56     $  (7)            $1,238
                                        ======       =====       =====     =====             ======

Year ended December 31, 1991
   Buildings                            $  167       $  19       $   4                       $  182
   Machinery and equipment                 869         150          81     $  (3)(A)            935
                                        ------       -----       -----     -----             ------
                                        $1,036       $ 169       $  85     $  (3)            $1,117
                                        ======       =====       =====     =====             ======

(A)  Represents foreign currency translation adjustments.
(B)  Represents accumulated depreciation related to acquisition of majority interest in former associate company.





                                         Page 52

                                     Eaton Corporation
                            Schedule IX - Short-Term Borrowings
                                     (Millions of dollars)


Column A                        Column B      Column C     Column D      Column E      Column F
- ---------------------------     ----------    ---------    --------      ----------    --------
                                                                                       Weighted
                                                           Maximum       Average       average
                                              Weighted     amount        amount        interest
                                Balance at    average      outstanding   outstanding   rate
Category of aggregate           end of        interest     during the    during the    during the
short-term borrowings (A)        period       rate         period        period (B)    period (C)
- ----------------------------    ----------    --------     -----------   -----------   -----------
Year ended December 31, 1993
   High inflation countries         $ 2           (D)          $ 5           $ 2          (D)
   Other                             12          8.05%          25            14        11.27%
                                    ---                        ---           ---
                                    $14                        $30           $16
                                    ===                        ===           ===


Year ended December 31, 1992
   High inflation countries         $ 5          (D)           $ 6           $ 4         (D)
   Other                             25        10.92%           79            37        12.64%
                                    ---                        ---           ---
                                    $30                        $85           $41
                                    ===                        ===           ===

Year ended December 31, 1991
   High inflation countries         $ 6          (D)           $ 6           $ 6         (D)
   Other                             47        11.33%           52            39        15.37%
                                    ---                        ---           ---
                                    $53                        $58           $45
                                    ===                        ===           ===

(A)  Short-term debt is primarily outside the United States and consists of amounts payable to banks for borrowings and commercial paper.  Certain short-term borrowings by operations in Argentina and Brazil, which are classified as "high inflation countries", bear interest rates substantially above the interest rates paid by other operations.
(B)  The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 13.
(C)  The weighted average interest rate during the period was computed by dividing actual interest expense by average short-term debt outstanding.
(D)  Interest rate is not meaningful because it reflects the effect of significant inflation.

                                           Eaton Corporation
                       Schedule X - Supplementary Income Statement Information
                                         (Millions of dollars)


                  Column A                                         Column B
- --------------------------------------------     ----------------------------------
                                                    Charged to costs and expenses
                   Item                                Year ended December 31
- --------------------------------------------     ----------------------------------

                                                     1993         1992         1991
                                                     ----         ----         ----
Maintenance and repairs                              $125         $127         $104
Amortization of intangible assets                     (A)          (A)          (A)
Taxes, other than payroll and income taxes            (A)          (A)          (A)
Royalties                                             (A)          (A)          (A)
Advertising costs                                     (A)          (A)          (A)

(A)  Amounts are not presented as such amounts are less than 1% of net sales.








































































                              Page 1
                         Eaton Corporation
                  1993 Annual Report on Form 10-K
                            Item 14(c)
                       Listing of Exhibits Filed


         3 Amended Articles of Incorporation (as amended and restated as of January 24, 1989, filed on Form SE on March 13,
              1989) and Amended Regulations (as amended and restated as of April 27, 1988, filed on Form SE on March 13, 1989)

         4(a) Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries)

          10  Material contracts

              (1)   DCBU Purchase Agreement dated as of August 10,
                    1993 between Westinghouse Electric Corporation (Seller) and Eaton Corporation (Buyer) Regarding the Distribution and Control Business Unit of Westinghouse Electric Corporation (Agreement) - Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993

                    Including the following Exhibits to the Agreement:
                    (i)    Form of Technology Agreement (Ex. 2.1)
                    (ii)   Terms of Lease for Shared Facilities
                            (Ex.9.6(a) (1))
                    (iii)  Terms of Sublease for Shared Facilities
                            (Ex. 9.6(a) (2))
                    (iv) Terms of Lease for Vidalia, Georgia Shared Facility (Ex. 9.6(b) (1) (i))
                    (v) Terms of Lease by Buyer of Part of Horseheads Facility (Ex. 9.6(b) (1) (ii))
                    (vi)   Terms for Jackson, Mississippi Sublease
                            (Ex. 9.6(b) (2))
                    (vii)  Form of Services Agreement (Ex. 9.8)
                    (viii) Form of WESCO Distributor Agreement (Ex. 9.9)
                    (ix)   Form of Interim NEWCO Distributor Agreement
                            (Ex. 7.15.2)
                    (x)    Form of NEWCO Distributor Agreement
                    (xi)   Form of Supplier and Vendor Agreement
                            (Ex. 9.10)

               (2) The following are either a management contract or a compensatory plan or arrangement:

                    (a) Deferred Incentive Compensation Plan (as amended and restated May 1, 1990; filed as a separate section of this report)

                    (b) Executive Strategic Incentive Plan, effective as of January 1, 1991 - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

                    (c) Group Replacement Insurance Plan (GRIP), effective as of June 1, 1992 - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

                    (d) 1991 Stock Option Plan - Incorporated herein by reference to the Company's definitive proxy statement dated March 18, 1991

                    (e) The following are incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990:

                              Page 2

                         (i)   Strategic Incentive and Option Plan
                               (as amended and restated as of January 1, 1989)

                         (ii) Limited Eaton Service Supplemental Retirement Income Plan (as amended and restated as of January 1, 1989)

                         (iii) Amendments to the 1980 and 1986 Stock Option
                               Plans

                         (iv) Form of "Change in Control" Agreement entered into with all officers of Eaton Corporation

                         (v)   Eaton Corporation Supplemental Benefits Plan
                               (as amended and restated as of January 1, 1989) (which provides supplemental retirement benefits)

                         (vi) Eaton Corporation Excess Benefits Plan (as amended and restated as of January 1, 1989) (with respect to Section 415 limitations of the Internal Revenue Code)

                    (f) The following are incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (filed on Form SE dated March 28, 1991):

                         (i)   Executive Incentive Compensation Plan

                         (ii) Plan for the Deferred Payment of Directors' Fees (as amended and restated as of January 1, 1989)

                         (iii) Plan for the Deferred Payment of Directors' Fees
                               (originally adopted in 1980 and amended and restated in 1989)

                         (iv)  Eaton Corporation Retirement Plan for
                               Non-Employee Directors (as amended and restated as of January 1, 1989)

         11 Statement regarding computations of net income per Common Share (filed as a separate section of this report)

         21 Subsidiaries of Eaton Corporation (filed as a separate section of this report)

         23 Consent of Independent Auditors (filed as a separate section of this report)

         24   Power of Attorney (filed as a separate section of this report)