Form 10-Q
period 1994-03-31
EATON CORP
filed 1994-05-12
CIK 31277

                         United States
              Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended March 31, 1994
                     --------------


Commission file number 1-1396
                       ------

                     Eaton Corporation
- - -------------------------------------------------------------
 (Exact name of registrant as specified in its charter)


          Ohio                          34-0196300
- - -------------------------------------------------------------
 (State of incorporation)            (I.R.S. Employer
                                    Identification No.)


      Eaton Center, Cleveland, Ohio           44114-2584
- - -------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


                     (216) 523-5000
- - -------------------------------------------------------------
  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X
                  ---

There were 76.3 million Common Shares outstanding as of March 31, 1994.

                    Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets

                                            March 31,     December 31,
(Millions of dollars)                         1994           1993
                                              ----           ----
ASSETS
Current assets
  Cash                                      $   22         $   32
  Short-term investments                        21            268
  Accounts receivable                          879            550
  Inventories                                  656            434
  Other current assets                         207            182
                                            ------         ------
                                             1,785          1,466
Property, plant and equipment                1,525          1,188
Excess of cost over net assets of
  businesses acquired                          849            265
Other assets                                   429            349
                                            ------         ------
                                            $4,588         $3,268
                                            ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of
    long-term debt                          $  159         $  124
  Other liabilities and accruals               898            663
                                            ------         ------
                                             1,057            787
Long-term debt                               1,199            649
Postretirement benefits other than
  pensions                                     567            509
Other long-term liabilities                    325            218
Shareholders' equity                         1,440          1,105
                                            ------         ------
                                            $4,588         $3,268
                                            ======         ======
See accompanying notes.

Eaton Corporation

Statements of Consolidated Income


                                                  Three Months Ended
                                                       March 31
                                                  ------------------
(Millions of dollars except for per share data)    1994        1993
                                                   ----        ----

Net sales                                         $1,371     $1,086

Costs and expenses
  Cost of products sold                              998        811
  Selling and administrative expense                 197        143
  Research and development expense                    50         37
                                                  ------     ------
                                                   1,245        991
                                                  ------     ------
Income from operations                               126         95

Other income and (expense)
  Interest expense                                   (23)       (22)
  Interest income                                      2          2
  Other income--net                                    2          5
                                                  ------     ------
                                                     (19)       (15)
                                                  ------     ------
Income before income taxes                           107         80
Income taxes                                          33         27
                                                  ------     ------
Income before extraordinary item                      74         53
Extraordinary item                                               (3)
                                                  ------     ------
Net income                                        $   74     $   50
                                                  ======     ======

Per Common Share
  Income before extraordinary item                $ 1.01     $  .76
  Extraordinary item                                           (.05)
                                                  ------     ------
  Net income                                      $ 1.01     $  .71
                                                  ======     ======

  Cash dividends paid                             $  .30     $ .275

Average number of Common Shares outstanding
  (in millions)                                     73.1       69.4


See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows

                                                      Three Months Ended
                                                           March 31
                                                      ------------------
(Millions of dollars)                                   1994      1993
                                                        ----      ----

Operating activities
  Income before extraordinary item                    $   74    $   53
    Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                       62        48
      Changes in operating assets and
        liabilities                                     (115)      (16)
      Other--net                                          38         4
                                                      ------    ------
Net cash provided by operating activities                 59        89

Investing activities
  Acquisitions of businesses, net of cash acquired (1,096) (10) Expenditures for property, plant and
    equipment                                            (39)      (40)
  Net change in short-term investments                   246       (19)
  Other--net                                               3
                                                      ------    ------
Net cash used in investing activities                   (886)      (69)

Financing activities
  Long-term borrowings                                   555
  Payments of long-term debt                             (98)       (5)
  Proceeds from sale of Common Shares                    252
  Proceeds from exercise of stock options
    by employees                                          16         6
  Cash dividends paid                                    (22)      (19)
  Net change in short-term debt                          114       (15)
                                                      ------    ------
Net cash provided by (used in) financing activities      817       (33)
                                                      ------    ------
Decrease in cash                                         (10)      (13)
Cash at beginning of year                                 32        30
                                                      ------    ------
Cash at end of period                                 $   22    $   17
                                                      ======    ======

See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:

Preparation of Financial Statements
- - -----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the three months ended March 31, 1994 and 1993. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1993 Annual Report on Form 10-K.

Net Income per Common Share
- - ---------------------------
Net income per Common Share is computed by dividing net income by the average month-end number of shares outstanding during each period. The dilutive effect of common stock equivalents is not material.


Inventories
- - -----------
                                   March 31,   December 31,
(Millions of dollars)                1994         1993
                                     ----         ----
Raw materials                        $180         $144
Work in process and
 finished goods                       563          374
                                     ----         ----
  Gross inventories at FIFO           743          518
Excess of current cost
  over LIFO cost                      (87)         (84)
                                     ----         ----
  Net inventories at LIFO            $656         $434
                                     ====         ====


Acquisition of DCBU
- - -------------------
On January 31, 1994, the Company acquired the Distribution and Control Business Unit (DCBU) of Westinghouse Electric Corporation for a purchase price of $1.1 billion, plus the assumption of certain liabilities. The purchase price is subject to adjustment based upon changes in DCBU's adjusted net assets. DCBU, a leading North American manufacturer of electrical distribution equipment and industrial controls with 1993 sales of $1.1 billion, was combined with Eaton's Industrial Control and Power Distribution operations (ICPDO), which market Cutler-Hammer products, to form a new Cutler-Hammer business unit.

The acquisition has been accounted for as a purchase and, accordingly, the statement of consolidated income includes the results of DCBU beginning February 1, 1994. The acquired assets and liabilities were recorded at estimated fair values as determined by Eaton's management based on information currently available and on current assumptions as to future operations. The allocation of the purchase price to the acquired assets and liabilities is subject to revision as a result of the final determination of appraised and other fair values. Currently, the excess of cost over net assets acquired, including intangible assets, is being amortized over an average period of 25 years.

The unaudited pro forma results of operations for the first quarters of 1994 and 1993, as if Eaton and DCBU had been combined as of the beginning of those years, follow. The pro forma results include preliminary estimates and assumptions which Eaton's management believes are reasonable. The pro forma results are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future and do not include any cost savings or other effects of the planned integration of DCBU and ICPDO.

                             Three Months Ended
                                  March 31
                             ------------------
(Millions of dollars)           1994      1993
                                ----      ----
Net sales                     $1,456    $1,327
Income before
  extraordinary item              68        49
Income before extraordinary
  item per Common Share         $.93      $.71


The purchase price of DCBU was initially financed through the liquidation of $170 million of short-term investments and the sale of $930 million of short-term commercial paper. Of the short-term commercial paper, $555 million is classified as long-term debt on the balance sheet because the Company intends, and has the ability under a five-year $555 million revolving credit agreement entered into in January 1994, to refinance this debt on a long-term basis.

In March 1994, the Company refinanced a portion of the short-term commercial paper by selling to the public 3.8 million Common Shares for net proceeds of $214 million. In April 1994, to further refinance the short-term commercial paper, the Company sold $100 million of 6-3\8% notes due 1999 and $100 million of 7-5\8% debentures due 2024. Coincident with the sale of the notes and debentures, the Company terminated and settled for cash interest rate swap agreements totaling $200 million entered into in September 1993 to hedge the sale of the notes and debentures. The gain on the termination of the interest rate swap agreements will be amortized to interest expense over the life of the notes and debentures and effectively reduces the annual cost of the notes to 4.79% and the debentures to 7.07%.

In March and April 1994, as a result of the sale of 3.8 million Common Shares and $200 million of notes and debentures as discussed above, the Company canceled $505 million of the $555 million 364-day revolving credit agreement entered into in January 1994 to partially finance the acquisition of DCBU.

Sale of Common Shares
- - ---------------------
In January 1994, in a private placement, the Company sold 800,000 Common Shares for net proceeds of $38 million. In March, the Company sold 3.8 million Common Shares to the public for net proceeds of $214 million, as discussed under "Acquisition of DCBU" in this report.

Extraordinary Item
- - ------------------
In March 1993, the Company called for redemption in April 1993, the $74 million outstanding balance of its 9% debentures. The extraordinary loss on this redemption, including the write-off of debt issue costs, was $5 million before income tax credits ($3 million after income tax credits, or $.05 per Common Share).

Summary Financial Information for Eaton ETN Offshore Ltd.
- - ---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore) was incorporated by Eaton under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton and/or one or more of Eaton's direct or indirect subsidiaries. All of the issued and outstanding capital stock of Eaton Offshore is owned directly or indirectly by Eaton. In addition, Eaton Offshore owns all of the issued and outstanding capital stock of Eaton Yale Ltd. (Eaton Yale) previously owned by Eaton. Eaton Yale is engaged principally in the manufacture of fasteners, leaf spring assemblies and electrical and electronic controls. Effective January 31, 1994, Eaton Yale Ltd. acquired certain of the Canadian operations of DCBU. Summary financial information for Eaton Offshore and its consolidated subsidiaries is as follows:

                                      Three Months Ended
                                           March 31
                                     -------------------
(Millions of dollars)                 1994         1993
                                      ----         ----
Income statement data
  Net sales                            $88          $80
  Gross profit                          14           12
  Net income                             2            4

                                    March 31,  December 31,
(Millions of dollars)                 1994         1993
                                      ----         ----
Balance sheet data
  Current assets                      $179         $144
  Net intercompany (payables)
    receivables                        (13)          22
  Noncurrent assets                     85           81
  Current liabilities                   55           42
  Noncurrent liabilities               110          109


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- - ---------------------
Net sales for the first quarter of 1994 were $1.371 billion, up 26% over the comparable period of 1993. This sales increase reflects the acquisition on January 31, 1994 of the Distribution and Control Business Unit (DCBU) of Westinghouse Electric Corporation, the results of which are included in the statement of consolidated income beginning February 1, 1994. The sales increase also reflects substantially improved sales of the Truck Components product line due to the strong pace of North American factory sales of heavy trucks. Improved sales performance of the Off-Highway Vehicle and Specialty Controls product lines and increased sales of industrial control and power distribution equipment also contributed to the sales increase. The prolonged European recession continued to affect sales and earnings, but there are now signs of recovery in the U.K. and a gradual improvement in business conditions is expected over the remainder of the year.

Income from operations (sales less costs of products sold, selling and administrative expense, and research and development expense) increased to $126 million in the first quarter of 1994 from $95 million in the first quarter of 1993. This improvement reflects the higher level of sales described above, including the DCBU contribution, the results of ongoing cost containment measures and efforts to maintain and improve efficiency and productivity in the face of greatly increased demand, and recent restructurings.

Interest expense of $23 million in the first quarter of 1994 was level compared to the first quarter of 1993; however, it was up $9 million from the fourth quarter of 1993, reflecting increased expense due to the $930 million of short-term commercial paper issued on January 31, 1994 to partially finance the acquisition of DCBU. Also, interest expense capitalized as part of the purchase or construction of major fixed assets was lower in the first quarter of 1994 compared to the fourth quarter of 1993.

Net income increased 48% to $74 million in the first quarter of 1994 over the comparable period in 1993 largely due to increased sales and other improvements in operating results discussed above. However, net income per Common Share increased by a smaller percentage (42%), due to the sale of 5.8 million Common Shares in the fourth quarter of 1993 and the first quarter of 1994, the proceeds of which were used primarily to refinance a portion of the short-term commercial paper issued for the acquisition of DCBU.

Results of the Company's Vehicle Components segment are summarized as follows:

                             Three Months Ended
                                  March 31
                             ------------------
(Millions of dollars)          1994      1993
                               ----      ----
Net sales
  Truck Components             $430      $359
  Passenger Car Components      148       143
  Off-Highway Vehicle
    Components                  100        81
                               ----      ----
                               $678      $583
                               ====      ====
Operating profit               $ 89      $ 70
                               ====      ====

 The Vehicle Components segment experienced significant growth in sales, which rose 16% in the first quarter of 1994 compared to the first quarter of 1993. This growth was largely due to substantially higher sales of the Truck Components product line which rose 20% in 1994 over the comparable period in 1993. This increase was the result of the continuing strong pace of North American factory sales of heavy trucks which were running at an annualized rate of 200,000 units in the first quarter of 1994. Order backlogs for heavy trucks have reached 128,000 units. Sales of Truck Components also increased due to higher sales of components for sport utility vehicles and light trucks, factory sales of which increased 27% in North America in 1994. Total market sales of off-highway equipment rose 14% in the first quarter of 1994, while Eaton's sales of the Off-Highway Vehicle Components product line increased 23% over the first quarter of 1993.

Operating profit for the Vehicle Components segment was strong, rising 27% for the first quarter of 1994 over the first quarter of 1993. The increased profits were attributable largely to improved sales levels. The Company has market shares in heavy truck transmissions, axles and brakes which enable it to reap significant benefits from any trend which results in greater demand for heavy trucks. Additionally, improved profits were also the result of continuing stringent cost containment efforts as well as from the economies achieved through restructurings of certain businesses which have better positioned operations to benefit from further growth and market opportunities in global vehicle markets.

Results of the Company's Electrical and Electronic Controls segment are as follows:

                              Three Months Ended
                                   March 31
                              ------------------

(Millions of dollars)           1994      1993
                                ----      ----
  Industrial and Commercial
    Controls                    $364      $177
  Automotive and Appliance
    Controls                     200       198
  Specialty Controls             101        76
                                ----      ----
                                $665      $451
                                ====      ====
Operating profit                $ 42      $ 29
                                ====      ====

Sales for the Electrical and Electronic Controls segment showed significant improvement, rising 47% primarily due to the acquisition of DCBU. The sales increase was also the result of increased market purchases of industrial control and power distribution equipment and from robust sales of semiconductor equipment. Sales of automotive and appliance controls were strong in North America but were offset by continuing weakness in Europe. The home appliance market, which Eaton serves with a variety of controls, experienced strong replacement demand and benefited from the upswing in new home construction.

Operating profit for the Electrical and Electronic Controls segment was up 45% over the first quarter of 1993. This improvement resulted from higher sales, including the DCBU contribution, as well as improved results of the Specialty Controls product line, primarily semiconductor equipment. The profits of this segment continue to benefit from continuing stringent cost containment efforts as well as from economies achieved through restructurings of certain businesses to benefit from further growth and market opportunities in global controls markets.

The combination of DCBU with the Company's existing Industrial Control and Power Distribution operations (ICPDO) will strengthen the Company's competitive position and provide the opportunity for significant cost savings resulting from the complementary fit of the two businesses. Management expects to achieve substantial efficiencies by combining these two operations. The Company has a comprehensive integration plan which is focused on the rationalization of product lines and manufacturing operations, the integration of sales and distribution functions and the reduction of administrative expenses. Significant duplication of capacity exists between DCBU and ICPDO. The combined operations have a total of 97 plants and warehouses. The Company's plan includes plant closures over the next few years. In 1994, it is closing eight facilities and relocating several product lines, affecting a total of approximately 1,200 employees. The cost of the consolidation program for ICPDO locations was included in Eaton's $55 million pretax integration charge accrued in 1993. For DCBU locations, such cost will be included in the allocation of the purchase price of DCBU.

Results of the Company's Defense Systems segment are as follows:

                              Three Months Ended
                                    March 31
                              ------------------
(Millions of dollars)           1994      1993
                                ----      ----
Net sales                       $ 28      $ 52
Operating profit                 -0-         1


Changes in Financial Condition
- - ------------------------------
The Company's financial condition remained strong during the first quarter of 1994. The current ratio was 1.7 at March 31, 1994 compared to 1.9 at December 31, 1993. Net working capital increased to $728 million at March 31 from $679 million at the end of 1993.

Short-term investments were reduced by $247 million in the first quarter of 1994, primarily the result of the liquidation of $170 million to partially fund the acquisition of DCBU and the redemption in January of the $89 million outstanding balance of the 8.5% debentures.

Accounts receivable increased by $329 million in the first quarter of 1994, largely due to the acquisition of DCBU and increased sales levels. The acquisition of DCBU was also the principal cause of the substantial increases in the first quarter in inventories, excess of cost over net assets of businesses acquired, other noncurrent assets, and other current and long-term liabilities.

Total debt, consisting of short-term, long-term and the current portion of long-term debt, increased to $1.358 billion at March 31, 1994 from $773 million at the end of 1993, primarily due to debt issued to finance the acquisition of DCBU as discussed under "Acquisition of DCBU" in this report. The increase in total debt in the first quarter was net of the redemption in January of the $89 million outstanding balance of 8.5% debentures.

Net cash provided by operating activities was $59 million for the first quarter of 1994 compared to $89 million for the first quarter of 1993. The improvement in cash flow resulting from increased net income and other items was more than offset by cash requirements to fund increased working capital, primarily the substantial increase in accounts receivable caused by the higher level of sales reported in the first quarter of 1994. Net cash provided by operating activities in the first quarter of 1994, supplemented by the liquidation of $246 million of short-term investments, $669 million of short-term commercial paper and other borrowings, and $268 million from the sale of Common Shares were used to fund the $1.1 billion purchase price of DCBU, capital expenditures, cash dividends and the repayment of the 8.5% debentures.

                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

During the three months ended March 31, 1994, the following reports on Form 8-K were filed by the Company:

Date of Report     Items Reported     Description
- - --------------     --------------     -----------

February 14, 1994      2, 7           Acquisition by the
                                      Company of the
                                      Distribution and Control
                                      Business Unit (DCBU) of
                                      Westinghouse Electric
                                      Corporation.

February 18, 1994         7           Financial statements of
                                      DCBU for the years ended
                                      December 31, 1992 and
                                      1991 and the nine month
                                      periods ended September
                                      30, 1993 and 1992.

March 30, 1994         5, 7           Closing of sale of $100
                                      million of 6-3\8% notes
                                      due 1999 and $100 million
                                      of 7-5\8% debentures due
                                      2024 and filing of
                                      related ratio of earnings
                                      to fixed charges and
                                      pro forma ratio of
                                      earnings to fixed
                                      charges.

                           SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Eaton Corporation
                                -----------------
                                Registrant

Date:  May 11,  1994            S. R. Hardis
                                ----------------------------
                                Vice Chairman and Chief
                                Financial and Administrative
                                Officer (Principal Financial
                                Officer)