Form 10-Q
period 1994-06-30
EATON CORP
filed 1994-08-10
CIK 31277

                         United States
              Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended June 30, 1994
                     -------------


Commission file number 1-1396
                       ------

                     Eaton Corporation
- -------------------------------------------------------------
 (Exact name of registrant as specified in its charter)


          Ohio                          34-0196300
- -------------------------------------------------------------
 (State of incorporation)            (I.R.S. Employer
                                    Identification No.)


      Eaton Center, Cleveland, Ohio           44114-2584
- -------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


                     (216) 523-5000
- -------------------------------------------------------------
  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X
                  ---

There were 76.3 million Common Shares outstanding as of June 30, 1994.

                   Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets

                                            June 30,     December 31,
(Millions of dollars)                         1994           1993
                                              ----           ----
ASSETS
Current assets
  Cash                                      $   13         $   32
  Short-term investments                        22            268
  Accounts receivable                          901            550
  Inventories                                  665            434
  Deferred income taxes and other
    current assets                             227            182
                                            ------         ------
                                             1,828          1,466
Property, plant and equipment                1,421          1,188
Excess of cost over net assets of
  businesses acquired                          873            265
Deferred income taxes and other assets         560            349
                                            ------         ------
                                            $4,682         $3,268
                                            ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of
    long-term debt                          $   41         $  124
  Accounts payable and other
    current liabilities                        992            663
                                            ------         ------
                                             1,033            787
Long-term debt                               1,208            649
Postretirement benefits other than
  pensions                                     570            509
Other long-term liabilities                    343            218
Shareholders' equity                         1,528          1,105
                                            ------         ------
                                            $4,682         $3,268
                                            ======         ======
See accompanying notes.

Eaton Corporation

Statements of Consolidated Income

                                                   Three Months Ended  Six Months Ended
                                                        June 30             June 30
                                                   ------------------  ------------------
(Millions of dollars except for per share data)      1994      1993      1994      1993
                                                     ----      ----      ----      ----
Net sales                                          $1,545    $1,147    $2,916    $2,233

Costs and expenses
  Cost of products sold                             1,116       868     2,114     1,679
  Selling and administrative expense                  227       150       424       293
  Research and development expense                     55        39       105        76
                                                   ------    ------    ------    ------
                                                    1,398     1,057     2,643     2,048
                                                   ------    ------    ------    ------
Income from operations                                147        90       273       185

Other income and (expense)
  Interest expense                                    (23)      (19)      (46)      (41)
  Interest income                                       1         2         3         4
  Other income--net                                               7         2        12
                                                   ------    ------    ------    ------
                                                      (22)      (10)      (41)      (25)
                                                   ------    ------    ------    ------
Income before income taxes                            125        80       232       160
Income taxes                                           39        27        72        54
                                                   ------    ------    ------    ------
Income before extraordinary item                       86        53       160       106
Extraordinary item                                                                   (3)
                                                   ------    ------    ------    ------
Net income                                         $   86    $   53    $  160    $  103
                                                   ======    ======    ======    ======
Per Common Share
  Income before extraordinary item                 $ 1.13    $  .77    $ 2.15    $ 1.53
  Extraordinary item                                                               (.05)
                                                   ------    ------    ------    ------
  Net income                                       $ 1.13    $  .77    $ 2.15    $ 1.48
                                                   ======    ======    ======    ======

  Cash dividends paid                              $  .30    $ .275    $  .60    $  .55

Average number of Common Shares outstanding
  (in millions)                                      76.3      69.7      74.5      69.6


See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows

                                                      Six Months Ended
                                                           June 30
                                                      ------------------
(Millions of dollars)                                   1994      1993
                                                        ----      ----

Operating activities
  Income before extraordinary item                    $  160    $  106
    Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                      125        98
      Changes in operating assets and
        liabilities                                     (112)       70
      Other--net                                          56
                                                      ------    ------
Net cash provided by operating activities                229       274

Investing activities
  Acquisitions of businesses, net of cash acquired (1,097) (10) Expenditures for property, plant and
    equipment                                            (90)      (97)
  Net change in short-term investments                   246       (42)
  Other--net                                               9         4
                                                      ------    ------
Net cash used in investing activities                   (932)     (145)

Financing activities
  Long-term borrowings                                   753
  Payments of long-term debt                            (290)      (89)
  Proceeds from sale of Common Shares                    252
  Proceeds from exercise of stock options
    by employees                                          17        11
  Cash dividends paid                                    (45)      (41)
  Net change in short-term debt                           (3)      (20)
                                                      ------    ------
Net cash provided by (used in) financing activities      684      (139)
                                                      ------    ------
Decrease in cash                                         (19)      (10)
Cash at beginning of year                                 32        30
                                                      ------    ------
Cash at end of period                                 $   13    $   20
                                                      ======    ======

See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:

Preparation of Financial Statements
- -----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1993 Annual Report on Form 10-K.

Net Income per Common Share
- ---------------------------
Net income per Common Share is computed by dividing net income by the average month-end number of shares outstanding during each period. The dilutive effect of common stock equivalents is not material.


Inventories
- -----------
                                   June 30,   December 31,
(Millions of dollars)                1994         1993
                                     ----         ----
Raw materials and supplies           $202         $144
Work in process and
 finished goods                       553          374
                                     ----         ----
  Gross inventories at FIFO           755          518
Excess of current cost
  over LIFO cost                      (90)         (84)
                                     ----         ----
  Net inventories at LIFO            $665         $434
                                     ====         ====


Acquisition of DCBU
- -------------------
On January 31, 1994, the Company acquired the Distribution and Control Business Unit (DCBU) of Westinghouse Electric Corporation for a purchase price of $1.1 billion, plus the assumption of certain liabilities. The purchase price is subject to adjustment based upon changes in DCBU's adjusted net assets. DCBU, a leading North American manufacturer of electrical distribution equipment and industrial controls with 1993 sales of $1.1 billion, was combined with Eaton's Industrial Control and Power Distribution Operations (ICPDO), which market Cutler-Hammer products, to form a new Cutler-Hammer business unit.

The acquisition has been accounted for as a purchase and, accordingly, the statements of consolidated income include the results of DCBU beginning February 1, 1994. The acquired assets and liabilities were recorded at estimated fair values as determined by Eaton's management based on information currently available and on current assumptions as to future operations. The allocation of the purchase price to the acquired assets and liabilities is subject to revision as a result of the final determination of appraised and other fair values. The excess of cost over net assets acquired is estimated to be $619 million and is being amortized over 40 years.

The unaudited pro forma results of operations for the first six months of 1994 and 1993, as if Eaton and DCBU had been combined as of the beginning of those years, follow. The pro forma results include preliminary estimates and assumptions which Eaton's management believes are reasonable. The pro forma results are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future and do not include any cost savings or other effects of the planned integration of DCBU and ICPDO.

                              Six Months Ended
                                  June 30
                             ------------------
(Millions of dollars)           1994      1993
                                ----      ----
Net sales                     $3,001    $2,728
Income before
  extraordinary item             155       103
Income before extraordinary
  item per Common Share        $2.08     $1.48


The purchase price of DCBU was financed through the liquidation of $170 million of short-term investments, the sale in March of 3.8 million Common Shares to the public for net proceeds of $214 million, the sale in April of $100 million of 6-3/8% notes due 1999 and $100 million of 7-5/8% debentures due 2024 and the balance in short-term commercial paper. At June 30, 1994, the remaining balance of the short-term commercial paper of $368 million is classified as long-term debt on the balance sheet because the Company intends, and has the ability under a five-year $500 million revolving credit agreement, to refinance this debt on a long-term basis.

Concurrent with the sale of the 6-3/8% notes and 7-5/8% debentures, the Company terminated and settled for cash interest rate swap agreements with notional amounts totaling $200 million entered into to hedge the sale of the notes and debentures. The gain on the termination of the interest rate swap agreements is being amortized to interest expense over the life of the notes and debentures and effectively reduces the annual cost of the notes to 4.79% and the debentures to 7.07%.

As a result of the sale of the Common Shares, notes and debentures, and cash flow from operations, the Company canceled a $555 million 364-day revolving credit agreement and $55 million of a $555 million five-year revolving credit agreement which had been entered into in January 1994 to provide interim financing for the acquisition of DCBU.

Sale of Common Shares
- ---------------------
In January 1994, in a private placement, the Company sold 800,000
Common Shares for net proceeds of $38 million.

Restructuring Charge
- --------------------
Cost of products sold for the second quarter and first half of 1993 include a pretax charge of $9 million for the restructuring of certain vehicle components operations in Europe. The charge reduced operating profit of the Vehicle Components business segment.

Extraordinary Item
- ------------------
In March 1993, the Company called for redemption, in April 1993, the $74 million outstanding balance of its 9% debentures. The extraordinary loss on this redemption, including the write-off of debt issue costs, was $5 million before income tax credits ($3 million after income tax credits, or $.05 per Common Share).

Summary Financial Information for Eaton ETN Offshore Ltd.
- ---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore) was incorporated by Eaton under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton and/or one or more of Eaton's direct or indirect subsidiaries. All of the issued and outstanding capital stock of Eaton Offshore is owned directly or indirectly by Eaton. In addition, Eaton Offshore owns all of the issued and outstanding capital stock of Eaton Yale Ltd. (Eaton Yale). Eaton Yale is engaged principally in the manufacture of fasteners, leaf spring assemblies and electrical and electronic controls. Effective January 31, 1994, Eaton Yale acquired certain of the Canadian operations of DCBU. On June 30, 1994, ownership of certain other assets of DCBU were transferred to Eaton Yale from a subsidiary of Eaton Corporation. Summary financial information for Eaton Offshore and its consolidated subsidiaries is as follows:

                                      Six Months Ended
                                          June 30
                                      -----------------
(Millions of dollars)                 1994         1993
                                      ----         ----
Income statement data
  Net sales                           $184         $159
  Gross profit                          30           24
  Net income                             8            8

                                     June 30,  December 31,
(Millions of dollars)                 1994         1993
                                      ----         ----
Balance sheet data
  Current assets                      $247         $144
  Net intercompany (payables)
    receivables                        (55)          22
  Noncurrent assets                     92           81
  Current liabilities                   67           42
  Noncurrent liabilities               111          109

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------
Sales, earnings and earnings per share for the second quarter and the first six months of 1994 are the highest in the Company's history.

Net sales for the three months and six months ended June 30, 1994 increased 35% and 31% to $1.55 billion and $2.92 billion, respectively, over the comparable periods in 1993. The improved sales reflect the acquisition on January 31, 1994 of the Distribution and Control Business Unit (DCBU) of Westinghouse Electric Corporation, the results of which are included in the statements of consolidated income beginning February 1, 1994. The sales increase also reflects substantially improved sales of the Truck Components product line due to the strong pace of North American factory sales of heavy trucks. Each of the Company's remaining product lines also had significant sales increases. The economic recovery that began in the United Kingdom in the past year appears to be spreading to the European continent. The Company expects it's European businesses to benefit substantially as the recovery continues.

Income from operations increased to $147 million and $273 million in the second quarter and first half of 1994, respectively, from $90 million and $185 million in the comparable periods in 1993. This increase reflects the higher level of sales described above, including the DCBU contribution, the results of ongoing cost containment measures and inventory controls, efforts to maintain and improve efficiency and productivity in the face of greatly increased demand, and recent restructurings.

Interest expense of $23 million in the second quarter and $46 million for the first six months of 1994 was up from $19 million and $41 million in the comparable periods in 1993. This increase reflects a higher average borrowing level due to the issuance of $716 million of debt in 1994 to partially finance the acquisition of DCBU.

Other income (expense)--net of $0 for the second quarter and $2 million for the first half of 1994 decreased $7 million and $10 million, respectively, from the comparable periods in 1993 primarily due to adjustments for minority interests in the income of certain foreign subsidiaries in 1993 and the sale of certain patent technology in 1993.

Net income rose 62% to $86 million and 55% to $160 million in the second quarter and the first six months of 1994, respectively, over the comparable periods in 1993 largely due to increased sales and other improvements in operating results discussed above. However, net income per Common Share for the second quarter and first half of 1994 increased by a smaller percentage (47% and 45% for the second quarter and first six months of 1994) due to the effect of additional shares outstanding resulting from the sale of 5.8 million Common Shares in the fourth quarter of 1993 and the first quarter of 1994, the proceeds of which were used primarily to partially finance the acquisition of DCBU and to fund the redemption in January 1994 of the $89 million outstanding balance of the 8.5% debentures.

Results of the Company's Vehicle Components segment are summarized as follows:

                             Three Months Ended
                                   June 30
                             ------------------
(Millions of dollars)           1994      1993
                                ----      ----
Net sales
  Truck Components              $445      $394
  Passenger Car Components       162       140
  Off-Highway Vehicle
    Components                   103        80
                                ----      ----
                                $710      $614
                                ====      ====
Operating profit                $ 88      $ 59
                                ====      ====

                               Six Months Ended
                                   June 30
                              -----------------
                                1994      1993
                                ----      ----
Net sales
  Truck Components            $  875    $  753
  Passenger Car Components       310       283
  Off-Highway Vehicle
    Components                   203       161
                              ------    ------
                              $1,388    $1,197
                              ======    ======
Operating profit              $  177    $  129
                              ======    ======

The Vehicle Components segment experienced significant growth in sales, which rose 16% in both the second quarter and the first six months of 1994 over the results for the comparable periods of 1993. This growth was primarily due to substantially higher sales of the Truck Components product line which increased 13% and 16% in the second quarter and first half of 1994, respectively, over the same periods in 1993. This increase was the result of the continuing strong pace of North American factory sales of heavy trucks which are running at an annualized rate of 212,000 units in the second quarter of

1994. This annualized rate is on track to reach or exceed the record levels of 1979. Order backlogs for heavy trucks have reached an all-time high of 150,000 units. Sales of Truck Components also increased due to higher sales of components for sport utility vehicles and light trucks, production of which increased 17% to 1.4 million units in the United States in the second quarter of 1994. This segment has also been favorably impacted by the increased industry sales of passenger cars in the United States in the second quarter of 1994 which rose nearly 8% to 1.8 million units over the comparable quarter of 1993.

Operating profit for the Vehicle Components segment was strong, rising 49% and 37% for the second quarter and first half of 1994, respectively, over the comparable periods of 1993. The increased profits were attributable largely to improved sales levels. Additionally, improved profits reflect the result of continuing stringent cost containment efforts as well as the economies achieved through restructurings of certain businesses which have better positioned operations to benefit from further growth and market opportunities in global vehicle markets. The restructuring of certain Vehicle Components operations in Europe reduced operating profit by $9 million for the second quarter and first half of 1993.

Several factors give the Company reason for a positive outlook concerning the growth of the Vehicle Components segment. Some include: positive United States economic trends of relatively low interest rates and low inflation, increased consumer preference for vans and sport utility vehicles and the Company's efforts to penetrate target markets around the world.

Eaton has significant market shares in the United States in heavy truck transmissions, axles and brakes, and, as a result, the Company benefits from any trend which results in greater demand for trucks. Since truck components sales provide over one fourth of Company sales, truck market trends are vital. Over the past ten years, United States manufacturers have made greater use of trucks. Because the country's manufacturing economy grew at over twice the pace of the general economy, these uses have had a strong ripple effect on heavy truck sales as 70% of manufactured goods travel by truck.

An equally positive trend affects another vehicle business - passenger cars and light trucks. Industry sales in the United States have been increasing since 1991. The biggest percentage increase has been in the sale of light trucks, which includes vans and sport utility vehicles, where the Company supplies parts which can equal hundreds of dollars per vehicle. This market is dominated by the United States Big Three automobile manufacturers, the Company's traditional customer base. Passenger cars are important to the Company as it has product content on many models. The continuing need of automotive manufacturers to gain more fuel economy and improve emission controls means more engine valve and hydraulic lifter sales for the Company.

Results of the Company's Electrical and Electronic Controls segment are as follows:

                              Three Months Ended
                                    June 30
                              ------------------
(Millions of dollars)           1994      1993
                                ----      ----
Net sales
  Industrial and Commercial
    Controls                    $477      $194
  Automotive and Appliance
    Controls                     210       190
  Specialty Controls             116        91
                                ----      ----
                                $803      $475
                                ====      ====
Operating profit                $ 64      $ 38
                                ====      ====

                               Six Months Ended
                                   June 30
                              ------------------
                                1994       1993
                                ----       ----
Net sales
  Industrial and Commercial
    Controls                  $  841       $371
  Automotive and Appliance
    Controls                     410        388
  Specialty Controls             217        167
                              ------       ----
                              $1,468       $926
                              ======       ====
Operating profit              $  106       $ 67
                              ======       ====

Sales for the Electrical and Electronic Controls segment showed significant improvement, rising 69% in the second quarter and 59% in the first six months of 1994 over the results for the comparable periods of 1993. This increase is largely due to the acquisition of the former Westinghouse Distribution and Control Business Unit
(DCBU). The Electrical and Electronic Controls segment now represents more than one-half of the Company's total sales.

Because domestic new home construction in the second quarter of 1994 was the strongest since 1988, contracts for new commercial construction are at their highest level and the industrial machinery market has risen 12% on a year-to-year basis, several of the Cutler-Hammer product lines have benefited. In addition, the market for large appliances had significant strengthening and is at record levels.

The sales increase was also the result of increased market purchases of industrial control and power distribution equipment and from robust sales of semiconductor equipment. As semiconductor manufacturers continue to invest to meet increased demand, the market for ion implanters has surged. The Company's market leadership has permitted Eaton to benefit substantially from the industry's growth.

Operating profit for the Electrical and Electronic Controls segment was up 68% in the second quarter and 58% for the first half of 1994 over the same periods in 1993. This improvement resulted from higher sales, including the DCBU contribution, as well as improved results of the Specialty Controls product lines, primarily semiconductor equipment. The profits of this segment continue to benefit from continuing stringent cost containment efforts as well as from economies achieved through restructurings of certain businesses to benefit from further growth and market opportunities in global controls markets.

The combination of DCBU with the Company's existing Industrial Control and Power Distribution Operations (ICPDO) strengthened the Company's competitive position and will provide the opportunity for significant cost savings resulting from the complementary fit of the two businesses. The combined operations have a total of 97 plants and warehouses. Substantial efficiencies are beginning to be experienced due to the combination of the two operations. The Company has a comprehensive integration plan which is focused on the rationalization of product lines and manufacturing operations, the integration of sales and distribution functions and the reduction of administrative expenses. The plan includes plant closures over the next few years to eliminate over-capacity. In 1994, the Company is closing sixteen facilities and relocating several product lines affecting approximately 2,000 employees. The cost of the consolidation program for ICPDO locations was accrued in 1993 and included in Eaton's $55 million pretax integration charge. For DCBU locations, such costs will be considered in the allocation of the purchase price of DCBU.

The acquisition of DCBU has substantially bolstered the prospects for the Company's Electrical and Electronic Controls segment. With this acquisition, the segment is expected to account for approximately 55% to 60% of the Company's annual sales. Also, the resurgence of the housing industry, which had been trending upwards since mid-1990, provided strength to this segment. Continuing strength in future quarters is expected. Although interest rates are trending higher, rising consumer confidence has improved the outlook in the United States.

Results of the Company's Defense Systems segment are as follows:

                              Three Months Ended
                                    June 30
                              ------------------
(Millions of dollars)           1994      1993
                                ----      ----
Net sales                       $ 32      $ 58
Operating profit                  (2)      -0-

                               Six Months Ended
                                   June 30
                               ----------------
(Millions of dollars)           1994      1993
                                ----      ----
Net sales                       $ 60      $110
Operating profit                  (2)        1

Changes in Financial Condition
- ------------------------------
The Company's financial condition remained strong during the first half of 1994. The current ratio was 1.8 at June 30, 1994 compared to
1.9 at December 31, 1993. Net working capital increased to $795 million at June 30 from $679 million at the end of 1993.

The reduction of $246 million in short-term investments at June 30, 1994 from December 31, 1993 is primarily the result of the liquidation of $170 million to partially fund the acquisition of DCBU and the redemption in January of the $89 million outstanding balance of the 8.5% debentures which was funded by the issuance of 1.3 million Common shares in the fourth quarter of 1993 and 800,000 Common Shares in January 1994.

Accounts receivable increased by $351 million at June 30, 1994 from the end of 1993 largely due to the acquisition of DCBU and increased sales levels. The acquisition of DCBU was also the principal cause of the substantial increases in inventories, excess of cost over net assets of businesses acquired, other noncurrent assets, and other current and long-term liabilities at June 30, 1994 compared to the end of 1993.

Total debt, consisting of short-term, long-term and the current portion of long-term debt, increased to $1.249 billion at June 30, 1994 from $773 million at the end of 1993, primarily due to debt issued to finance the acquisition of DCBU as discussed under "Acquisition of DCBU" in this report. The increase in total debt in the first half of 1994 was net of the redemption in January of the $89 million outstanding balance of the 8.5% debentures.

Net cash provided by operating activities was $229 million for the first half of 1994 compared to $274 million for the first half of 1993. The improvement in cash flow resulting from increased net income and other items was more than offset by cash requirements to fund increased working capital, primarily the substantial increase in accounts receivable caused by the higher level of sales reported in the first half of 1994. Net cash provided by operating activities in the first half of 1994, supplemented both by the liquidation of the $246 million of short-term investments and the $753 million of short-term commercial paper and other borrowings, and the sale of Common Shares for $269 million were used to fund the $1.1 billion purchase price of DCBU, capital expenditures, cash dividends and the repayment of $290 million of debt, which included the 8.5% debentures.

                  PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 27, 1994 at which security holders: (a) re-elected five directors and elected two new directors, (b) amended the Company's Articles of Incorporation to increase the number of authorized Eaton Common Shares from 150 million to 300 million,
(c) ratified the appointment of the accounting firm of Ernst & Young as the Company's independent auditors for 1994, and (d) defeated a shareholder proposal requesting that Eaton prepare a report relating to a possible conversion of the Company's remaining military production to commercial production.

Results of the voting in connection with each issue were as follows:

Voting on Directors:
- --------------------
                    For         Withheld        Total
                    ---         --------        -----
A. M. Cutler     62,229,724     959,317      63,189,041
P. B. Davis      62,219,640     969,401      63,189,041
S. R. Hardis     62,262,517     926,524      63,189,041
H. G. Pattillo   62,257,016     932,025      63,189,041
V. A. Pelson     62,229,777     959,264      63,189,041
G. L. Tooker     62,253,290     935,751      63,189,041
H. T. Yang       62,190,125     998,916      63,189,041

Restated Articles of Incorporation:
- -----------------------------------
In Favor     - 56,259,326
Against      -  6,405,729
Abstain      -    523,986
               ----------
Total          63,189,041

Ratification of Independent Auditors:
- -------------------------------------
In Favor     - 61,890,236
Against      -  1,087,558
Abstain      -    211,247
               ----------
Total          63,189,041

Conversion of Military Production:
- ----------------------------------
In Favor     -  5,413,527
Against      - 51,821,513
Abstain      -  2,869,295
Broker Non-
  Votes      -  3,084,706
               ----------
Total          63,189,041

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

During the three months ended June 30, 1994, the following report on Form 8-K was filed by the Company:

Date of Report     Items Reported     Description
- --------------     --------------     -----------

May 19, 1994            5, 7          Amended Articles of
                                      Incorporation

                           SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Eaton Corporation
                                -----------------
                                Registrant

Date:  August 9, 1994           Stephen R. Hardis
                                ----------------------------
                                Vice Chairman and Chief
                                Financial and Administrative
                                Officer (Principal Financial
                                Officer)