Form 10-Q
period 1994-09-30
EATON CORP
filed 1994-11-09
CIK 31277

Page 1

                         United States
              Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended September 30, 1994
                     ------------------


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

There were 76.3 million Common Shares outstanding as of September 30, 1994.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets

                                          September 30,  December 31,
(Millions of dollars)                         1994           1993
                                              ----           ----
ASSETS
Current assets
  Cash                                      $   16         $   32
  Short-term investments                        47            268
  Accounts receivable                          934            550
  Inventories                                  677            434
  Deferred income taxes and other
    current assets                             220            182
                                            ------         ------
                                             1,894          1,466
Property, plant and equipment                1,423          1,188
Excess of cost over net assets of
  businesses acquired                          817            265
Deferred income taxes and other assets         561            349
                                            ------         ------
                                            $4,695         $3,268
                                            ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of
    long-term debt                          $   28         $  124
  Accounts payable and other
    current liabilities                      1,029            663
                                            ------         ------
                                             1,057            787
Long-term debt                               1,113            649
Postretirement benefits other than
  pensions                                     572            509
Other long-term liabilities                    347            218
Shareholders' equity                         1,606          1,105
                                            ------         ------
                                            $4,695         $3,268
                                            ======         ======
See accompanying notes.

                                           Page 3

Eaton Corporation

Statements of Consolidated Income

                                                   Three Months Ended  Nine Months Ended
                                                   September 30        September 30
                                                   ------------------  ------------------
(Millions of dollars except for per share data)      1994      1993      1994      1993
                                                     ----      ----      ----      ----
Net sales                                          $1,531    $1,053    $4,447    $3,286

Costs and expenses
  Cost of products sold                             1,120       787     3,234     2,466
  Selling and administrative expense                  221       146       645       439
  Research and development expense                     52        39       157       115
                                                   ------    ------    ------    ------
                                                    1,393       972     4,036     3,020
                                                   ------    ------    ------    ------
Income from operations                                138        81       411       266

Other income and (expense)
  Interest expense                                    (25)      (20)      (71)      (61)
  Interest income                                       2         2         5         6
  Other income--net                                    11         2        13        14
                                                   ------    ------    ------    ------
                                                      (12)      (16)      (53)      (41)
                                                   ------    ------    ------    ------
Income before income taxes                            126        65       358       225
Income taxes                                           42        21       114        75
                                                   ------    ------    ------    ------
Income before extraordinary item                       84        44       244       150
Extraordinary item                                                                   (3)
                                                   ------    ------    ------    ------
Net income                                         $   84    $   44    $  244    $  147
                                                   ======    ======    ======    ======
Per Common Share
  Income before extraordinary item                 $ 1.10    $  .63    $ 3.25    $ 2.17
  Extraordinary item                                                               (.05)
                                                   ------    ------    ------    ------
  Net income                                       $ 1.10    $  .63    $ 3.25    $ 2.12
                                                   ======    ======    ======    ======

  Cash dividends paid                              $  .30    $  .30    $  .90    $  .85

Average number of Common Shares outstanding
  (in millions)                                      76.3      69.8      75.0      69.6

See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows

                                                      Nine Months Ended
                                                         September 30
                                                      ------------------
(Millions of dollars)                                   1994      1993
                                                        ----      ----

Operating activities
  Income before extraordinary item                    $  244    $  150
    Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                      187       146
      Changes in operating assets and
        liabilities                                     (145)       51
      Other--net                                          56       (19)
                                                      ------    ------
Net cash provided by operating activities                342       328

Investing activities
  Acquisitions of businesses, net of cash acquired    (1,052)      (12)
  Sale of business                                        54
  Expenditures for property, plant and
    equipment                                           (143)     (145)
  Net change in short-term investments                   218       (41)
  Other--net                                              14         3
                                                      ------    ------
Net cash used in investing activities                   (909)     (195)

Financing activities
  Long-term borrowings                                   766         2
  Payments of long-term debt                            (399)      (93)
  Proceeds from sale of Common Shares                    252
  Proceeds from exercise of stock options
    by employees                                          18        15
  Cash dividends paid                                    (68)      (62)
  Net change in short-term debt                          (18)       (7)
                                                      ------    ------
Net cash provided by (used in) financing activities      551      (145)
                                                      ------    ------
Decrease in cash                                         (16)      (12)
Cash at beginning of year                                 32        30
                                                      ------    ------
Cash at end of period                                 $   16    $   18
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

Inventories
- -----------
                                 September 30,  December 31,
(Millions of dollars)                1994          1993
                                     ----          ----
Raw materials and supplies           $182          $144
Work in process and
 finished goods                       586           374
                                     ----          ----
  Gross inventories at FIFO           768           518
Excess of current cost
 over LIFO cost                       (91)          (84)
                                     ----          ----
  Net inventories at LIFO            $677          $434
                                     ====          ====

Acquisition of DCBU
- -------------------
On January 31, 1994, the Company acquired the Distribution and Control Business Unit (DCBU) of Westinghouse Electric Corporation for a net purchase price of $1.05 billion, plus the assumption of certain liabilities. DCBU, a leading North American manufacturer of electrical distribution equipment and industrial controls with 1993 sales of $1.1 billion, was combined with Eaton's Industrial Control and Power Distribution Operations (ICPDO), which market Cutler-Hammer products, to form a new Cutler-Hammer business unit.

The acquisition has been accounted for as a purchase and, accordingly, the statements of consolidated income include the results of DCBU beginning February 1, 1994. The acquired assets and liabilities were recorded at estimated fair values as determined by Eaton's management based on information currently available and on current assumptions as to future operations. The allocation of the purchase price to the acquired assets and liabilities is subject to revision as a result of the final determination of appraised and other fair values. The excess of cost over net assets acquired is estimated to be $567 million and is being amortized over 40 years.

The unaudited pro forma results of operations for the first nine months of 1994 and 1993, as if Eaton and DCBU had been combined as of the beginning of those years, follow. The pro forma results include preliminary estimates and assumptions which Eaton's management believe are reasonable. The pro forma results are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future and do not include any cost savings or other effects of the planned integration of DCBU and ICPDO.

                             Nine Months Ended
                                September 30
                             -----------------
(Millions of dollars)           1994      1993
                                ----      ----
Net sales                     $4,532    $4,044
Income before
  extraordinary item             239       155
Income before extraordinary
  item per Common Share        $3.19     $2.23


The purchase price of DCBU was financed through the liquidation of $170 million of short-term investments, the sale in March of 3.8 million Common Shares to the public for net proceeds of $214 million, the sale in April of $100 million of 6-3/8% notes due 1999 and $100 million of 7-5/8% debentures due 2024 and the balance in short-term commercial paper. At September 30, 1994, the remaining balance of the short-term commercial paper of $264 million is classified as long-term debt on the balance sheet because the Company intends, and has the ability under a five-year $400 million revolving credit agreement, to refinance this debt on a long-term basis.

Concurrent with the sale of the 6-3/8% notes and 7-5/8% debentures, the Company terminated, and settled for cash, interest rate swap agreements with notional amounts totaling $200 million which had been entered into to hedge the sale of the notes and debentures. The gain on the termination of the interest rate swap agreements is being amortized to interest expense over the life of the notes and debentures and effectively reduces the annual cost of the notes to 4.79% and the debentures to 7.07%.

As a result of the sale of the Common Shares, notes and debentures, and cash flow from operations, the Company canceled a $555 million 364-day revolving credit agreement and $155 million of a $555 million five-year revolving credit agreement which had been entered into in January 1994 to provide interim financing for the acquisition of DCBU.

Sale of Common Shares
- ---------------------
In January 1994, in a private placement, the Company sold 800,000 Common Shares for net proceeds of $38 million. In March 1994, the Company sold 3.8 million Common Shares to the public for net proceeds of $214 million to partially finance the acquisition of DCBU as described above.
                                Page 7

Sale of Business
- ----------------
In August 1994, the Company sold the metal enclosure product line of the Cutler-Hammer business unit for $54 million in cash, resulting in no gain or loss. The selling price is subject to adjustment based upon changes in the product line's adjusted net assets sold.

Pending Business Acquisition
- ----------------------------
In October 1994, the Company announced the signing of a letter of intent to acquire the stock of Lectron Products (Lectron). The business combination is planned to be accounted for as a pooling-of-interests and is expected to be completed in November
1994.

Lectron, a privately-held manufacturer of electronic and precision electromechanical controls for automotive manufacturers, had net sales of $128 million for the fiscal year ended April 30, 1994. Lectron, which is headquartered in Rochester Hills, Michigan, has more than 950 employees who are located at two facilities in the United States.

Restructuring Charge
- --------------------
Cost of products sold for the first nine months of 1993 includes a second quarter pretax charge of $9 million for the restructuring of certain vehicle components operations in Europe. The charge reduced operating profit of the Vehicle Components business segment.

Extraordinary Item
- ------------------
In March 1993, the Company called for redemption, in April 1993, the $74 million outstanding balance of its 9% debentures. The extraordinary loss on this redemption, including the write-off of debt issue costs, was $5 million before income tax credits ($3 million after income tax credits, or $.05 per Common Share).

Summary Financial Information for Eaton ETN Offshore Ltd.
- ---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore) was incorporated by Eaton under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to the Company or it's subsidiaries. All of the issued and outstanding capital stock of Eaton Offshore is owned directly or indirectly by Eaton. Eaton Offshore owns all of the issued and outstanding capital stock of a number of subsidiaries. These subsidiaries are engaged principally in the manufacture of fasteners, leaf spring assemblies, engine components, and electrical and electronic controls. Effective January 31, 1994, Eaton Offshore, through its subsidiaries, acquired certain of the Canadian and Brazilian operations of DCBU. On June 30, 1994, ownership of certain other assets of DCBU was transferred to a subsidiary of Eaton Offshore from a subsidiary of Eaton.
Summary financial information for Eaton Offshore and its consolidated subsidiaries follows:



                                Page 8

                                      Nine Months Ended
                                         September 30
                                      -----------------
(Millions of dollars)                 1994         1993
                                      ----         ----
Income statement data
  Net sales                           $361         $253
  Gross margin                          61           35
  Net income                            13            9

                                  September 30,  December 31,
                                      1994          1993
                                      ----          ----
Balance sheet data
  Current assets                      $298          $160
  Net intercompany (payables)
    receivables                       (114)          (15)
  Noncurrent assets                    127           109
  Current liabilities                   93            50
  Noncurrent liabilities               113           114

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------
Strong sales growth continued, resulting in the Company reporting its third consecutive quarter of record sales, earnings and earnings per share. The improvement in sales was broadly based with higher sales volumes achieved in all of the Company's product classes. Each product class produced double-digit growth in the third quarter and first nine months of 1994 compared to the same periods in 1993.

Net sales for the three months and nine months ended September 30, 1994 increased 45% and 35% to $1.53 billion and $4.45 billion, respectively, over the comparable periods in 1993. The improved sales reflect the acquisition on January 31, 1994 of the Distribution and Control Business Unit (DCBU) of Westinghouse Electric Corporation, the results of which have been included in the statements of consolidated income beginning February 1, 1994. The sales increase also reflects substantially improved sales of the Truck Components product class due to the strong pace of North American factory sales of heavy trucks. The Company expects that the North American economy will continue to favor it's primary transportation and capital goods markets. The economic recovery that began in the United Kingdom in the past year appears to have spread to the European continent as additional strength is evident in Germany, France, Italy and other continental countries. The Company expects its European businesses to benefit substantially as the recovery continues.

Income from operations increased to $138 million and $411 million in the third quarter and first nine months of 1994, respectively, from $81 million and $266 million in the same periods in 1993. These increases reflect the higher level of sales described above, including the contribution of DCBU, the results of continuous improvement initiatives and inventory controls, efforts to maintain and improve efficiency and productivity in the face of greatly increased demand, and the benefits of recent restructurings.

                              Page 9

Interest expense of $25 million in the third quarter and $71 million for the first nine months of 1994 was up from $20 million and $61 million in the comparable periods in 1993. These increases were primarily caused by a higher average borrowing level due to the issuance of $716 million of debt in 1994 to partially finance the acquisition of DCBU.

Other income--net of $11 million for the third quarter of 1994 increased $9 million from the same period in 1993 primarily due to gains on foreign currency exchange, disposal of fixed assets and settlement of an outstanding claim.

Net income rose 91% to $84 million and 66% to $244 million in the third quarter and the first nine months of 1994, respectively, over the comparable periods in 1993 largely due to increased sales and other improvements in operating results discussed above. However, net income per Common Share for the third quarter and first nine months of 1994 increased by a lesser percentage (75% for the third quarter and 53% for the first nine months of 1994) due to the effect of additional shares outstanding resulting from the sale of 5.9 million Common Shares in the fourth quarter of 1993 and the first quarter of 1994, the proceeds of which were used primarily to partially finance the acquisition of DCBU and to fund the redemption in January 1994 of the $89 million outstanding balance of the 8.5% debentures.

Results of the Company's Vehicle Components segment are summarized as follows:
                             Three Months Ended
                                September 30
                             ------------------
(Millions of dollars)           1994      1993
                                ----      ----
Net sales
  Truck Components              $450      $366
  Passenger Car Components       146       113
  Off-Highway Vehicle
    Components                   105        82
                                ----      ----
                                $701      $561
                               ====      ====
Operating profit                $ 87      $ 50
                                ====      ====
                                Page 10

                              Nine Months Ended
                                 September 30
                              -----------------
(Millions of dollars)           1994      1993
                                ----      ----
Net sales
  Truck Components            $1,325    $1,119
  Passenger Car Components       456       396
  Off-Highway Vehicle
    Components                   308       243
                              ------    ------
                              $2,089    $1,758
                              ======    ======
Operating profit              $  264    $  179
                              ======    ======

The Vehicle Components segment continued to experience significant growth in sales, with increases of 25% and 19% in the third quarter and the first nine months of 1994, respectively, over the results for the same periods of 1993. Each product class reported increases in excess of 20% for the third quarter and first nine months of 1994 compared to the same periods in 1993. These increases were the result of the continuing strong pace of North American factory sales of heavy trucks which are running at record levels and are on track to reach or exceed the record levels of 1979. Order backlogs for heavy trucks have reached an all-time high of 192,000 units. Segment sales also reflect the higher sales of components for sport utility vehicles, minivans and light trucks. United States production of these light vehicles increased by 21% in the third quarter of 1994 from year earlier levels. Sales of Off-Highway Vehicle Components have shown marked improvement as a result of strong demand for hydraulic components from the agricultural, construction and industrial markets. Passenger Car Components sales in the third quarter of 1994 have increased substantially over the third quarter of 1993 due to an increase in industry sales of passenger cars in the United States. Traditionally, Passenger Car Components sales in the third quarter are lower than the second quarter as a result of preparations by vehicle manufacturers for the following model year and their temporary shutdowns for the taking of annual physical inventories.

Operating profit for the Vehicle Components segment was strong, rising 74% and 47% for the third quarter and first nine months of 1994, respectively, over the same periods of 1993. This amounts to a 12% return on sales for the third quarter of 1994 (9% in 1993) and 13% return on sales for the first nine months of 1994 (10% in 1993). The increased profits were attributable largely to improved sales levels. Improved profits also reflect continuing stringent cost containment efforts as well as the economies achieved through restructurings of certain businesses which have better positioned operations to benefit from further growth and market opportunities in global vehicle markets. The restructuring of certain Vehicle Components operations in Europe in the second quarter of 1993 reduced operating profit by $9 million for the first nine months of 1993.

Several factors give the Company reason for a positive outlook concerning the growth of the Vehicle Components product lines, including the continued adoption of multi-valve automobile engines, continued consumer preference for minivans, light trucks and sport utility vehicles and the increased use of heavy trucks to support domestic manufacturing.

Eaton's significant market share in the United States in heavy truck transmissions, axles and brakes results in the Company benefiting from any trend which causes a greater demand for trucks. Since truck components sales provide over one fourth of Company sales, truck market trends are vital. Over the past ten years, United States manufacturers have made greater use of trucks. Because the country's manufacturing economy grew 50% faster than the pace of the general economy, these uses have had a strong ripple effect on heavy truck sales as 70% of manufactured goods travel by truck.

An equally positive trend affects another vehicle business - passenger cars and light trucks. Industry sales in the United States have been increasing since 1991. The biggest percentage increase has been in the sale of light trucks, which includes minivans and sport utility vehicles, where the Company supplies parts which can equal hundreds of dollars per vehicle. This market is dominated by the United States Big Three automobile manufacturers, the Company's traditional customer base. Passenger cars are important to the Company as it has product content on many models. The continuing need of automotive manufacturers to gain more fuel economy and improve emission controls means more engine valve and hydraulic lifter sales for the Company.

Results of the Company's Electrical and Electronic Controls segment are as follows:
                              Three Months Ended
                                 September 30
                              ------------------
(Millions of dollars)           1994      1993
                               ----      ----
Net sales
  Industrial and Commercial
    Controls                    $489      $201
  Automotive and Appliance
    Controls                     201       167
  Specialty Controls             105        83
                                ----      ----
                                $795      $451
                                ====      ====
Operating profit                $ 66      $ 33
                                ====      ====

                              Nine Months Ended
                                 September 30
                              ------------------
(Millions of dollars)           1994       1993
                                ----       ----
Net sales
  Industrial and Commercial
    Controls                  $1,330     $  572
  Automotive and Appliance
    Controls                     611        555
  Specialty Controls             322        250
                              ------     ------
                              $2,263     $1,377
                              ======     ======
Operating profit              $  172     $  100
                              ======     ======

Sales for the Electrical and Electronic Controls segment showed significant improvement, rising 76% in the third quarter and 64% in the first nine months of 1994 over the results for the same periods of 1993. The Electrical and Electronic Controls segment now represents more than one-half of the Company's total sales. Although this increase was principally in the Industrial and Commercial Controls product class where the DCBU operations have more than doubled sales compared to the third quarter and first nine months of 1993, each of the product classes in the Electrical and Electronic Controls segment reported increases in excess of 20% for the third quarter of 1994 compared to third quarter 1993. These increases are a reflection of strong growth in industrial, residential and commercial construction markets.

The sales increase was also the result of robust sales of semiconductor equipment. Sales have risen sharply over the past two years due to increased penetration and worldwide demand for semiconductor equipment. Order backlogs for the Company's ion implanters are at record levels. The Company's market leadership has permitted it to benefit substantially from the industry's growth.

Operating profit for the Electrical and Electronic Controls segment was up 100% in the third quarter and 72% for the first nine months of

1994 over the same periods in 1993. These results amount to an 8% return on sales for the third quarter and first nine months of 1994 compared to 7% for comparable periods in 1993. These improvements in profits resulted from higher sales, including the DCBU contribution, as well as improved results of the Specialty Controls product lines, primarily semiconductor equipment. The profits of this segment continue to benefit from continuing stringent cost containment efforts as well as from economies achieved through restructurings of certain businesses to benefit from further growth and market opportunities in global controls markets.

The combination of DCBU with the Company's existing Industrial Control and Power Distribution Operations (ICPDO) has strengthened the Company's competitive position and will provide the opportunity for significant cost savings resulting from the complementary fit of the two businesses. The combined operations have a total of 97 plants and warehouses. Substantial efficiencies are beginning to be experienced due to the combination of the two operations. The Company has a comprehensive integration plan which is focused on the rationalization of product lines and manufacturing operations, the integration of sales and distribution functions and the reduction of administrative expenses. The plan includes plant closures over the next few years to eliminate over-capacity. To date, the Company has closed and/or announced the closure of twenty-two facilities. The Company has also sold three facilities as a result of its divestiture activities. It has also begun the relocation of several product lines as a result of the rationalization plan. The cost of the consolidation program for ICPDO locations was accrued in 1993 and included in Eaton's $55 million pretax integration charge. For actions related to DCBU locations, such costs have been considered in the allocation of the purchase price of DCBU.

The acquisition of DCBU has substantially bolstered the prospects for the Company's Electrical and Electronic Controls segment. With this acquisition, the segment is expected to account for approximately 55% to 60% of the Company's annual sales. The broad demand for technologically advanced controls for industrial and commercial markets benefit the Company's product lines in the Electrical and Electronic Controls segment. Continuing strength in future quarters is expected.

Results of the Company's Defense Systems segment are as follows:

                              Three Months Ended
                                 September 30
                              ------------------
(Millions of dollars)           1994      1993
                                ----      ----
Net sales                       $ 35      $ 41
Operating profit                   4        (1)

                               Nine Months Ended
                                  September 30
                               -----------------
                                1994      1993
                                ----      ----
Net sales                       $ 95      $151
Operating profit                   2

Changes in Financial Condition
- ------------------------------
The Company's financial condition remained strong during the first nine months of 1994. Net working capital increased to $837 million at September 30, 1994 from $679 million at the end of 1993, with a slight decrement in the current ratio to 1.8 from 1.9 at those dates, respectively.

The reduction of $221 million in short-term investments at September 30, 1994 from December 31, 1993 was primarily the result of the liquidation of $170 million to partially fund the acquisition of DCBU and the redemption in January of the $89 million outstanding balance of the 8.5% debentures. The redemption of the 8.5% debentures was funded by the issuance of 1.3 million Common shares in December 1993 for aggregate net proceeds of $62 million and an additional 800,000 Common Shares in January 1994 for aggregate net proceeds of $38 million.

Accounts receivable increased by $384 million at September 30, 1994 from the end of 1993 largely due to the acquisition of DCBU and increased sales levels. The acquisition of DCBU was also the principal cause of the substantial increases in inventories, excess of cost over net assets of businesses acquired, other noncurrent assets, and other current and long-term liabilities at September 30, 1994 compared to the end of 1993.

Total debt, consisting of short-term, long-term and the current portion of long-term debt, increased to $1.14 billion at September 30, 1994 from $773 million at the end of 1993, primarily due to debt issued to finance the acquisition of DCBU as discussed under "Acquisition of DCBU" in this report. The increase in total debt in the first nine months of 1994 was net of the redemption in January of the $89 million outstanding balance of the 8.5% debentures.

Net cash provided by operating activities was $342 million for the first nine months of 1994 compared to $328 million for the comparable period in 1993. The improvement in cash flow resulting from increased net income and other items exceeded the cash requirements to fund increased working capital, primarily the result of the substantial increase in accounts receivable caused by the higher level of sales reported in the first nine months of 1994. Net cash provided by operating activities in the first nine months of 1994, supplemented by the liquidation of short-term investments, funding from commercial paper and other borrowings, and the proceeds from the sale of a business and the issuance of Common Shares were used to fund the purchase price of DCBU, capital expenditures, cash dividends and the repayment of debt, which included the 8.5% debentures.

                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months ended September 30, 1994.

                              SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Eaton Corporation
                                    -----------------
                                    Registrant

Date:  November 3, 1994             Stephen R. Hardis
                                    ----------------------------
                                    Vice Chairman and Chief
                                    Financial and Administrative
                                    Officer (Principal Financial
                                    Officer)