Form 10-K
period 1994-12-31
EATON CORP
filed 1995-03-21
CIK 31277

United States
                Securities and Exchange Commission
                     Washington, D.C.  20549


                            Form 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)


For the year ended December 31, 1994

Commission file number 1-1396


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

                          (216) 523-5000
- ----------------------------------------------------------------
      (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on
     Title of each class                  which registered
- ------------------------------       ---------------------------
Common Shares ($.50 par value)       The Chicago Stock Exchange
                                     The New York Stock Exchange
                                     The Pacific Stock Exchange
                                     The London Stock Exchange
7% Debentures, due 2011              The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past
90 days.   Yes  X
               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1995 was $3.6 billion. As of January 31, 1995, there were 77,966,602 Common Shares outstanding.

               Documents Incorporated By Reference

Portions of the Proxy Statement for the 1995 annual shareholders' meeting are incorporated by reference into Part III.


                              Part I

Item 1.  Business

Eaton Corporation (Eaton or Company), incorporated in 1916, is a global manufacturer of highly engineered products which serve the automotive, industrial, construction, commercial, aerospace and marine markets. Principal products include truck transmissions and axles, engine components, hydraulic products, electrical power distribution and control equipment, ion implanters and a wide variety of controls. The Company had 1994 net sales of $6.1 billion and 51,000 employees and 150 manufacturing sites in 18 countries around the world.

On January 31, 1994, the Company acquired the Distribution and Control Business Unit (DCBU) of Westinghouse Electric Corporation for an adjusted purchase price of $1.050 billion. DCBU, a leading North American manufacturer of electrical distribution equipment and industrial controls with 1993 net sales of $1.1 billion, was combined with Eaton's Industrial Control and Power Distribution Operations to form the new Cutler-Hammer business unit. The acquisition has been accounted for as a purchase and, accordingly, the statements of consolidated income include the results of DCBU beginning February 1, 1994. This acquisition, the largest in Company history, substantially bolstered prospects for the Electrical and Electronic Controls segment by providing greater product depth with world class technology and by increasing product offering and distribution opportunities. This acquisition improves the balance of sales and earnings between the Electrical and Electronic Controls segment and the historically strong Vehicle Components segment.

On November 16, 1994, the Company acquired the common stock of Lectron Products, Inc. (Lectron) through the issuance of 1.6 million Common Shares. Lectron, a privately-held manufacturer of electronic and precision electromechanical controls for automotive manufacturers, had annual sales of $128 million. This acquisition was accounted for as a pooling-of-interests. Financial statements for periods prior to the acquisition were not restated for the acquisition since the effect would not be material.

Information regarding principal products, net sales, operating profit and identifiable assets by business segment and geographic region is presented in "Business Segment and Geographic Region Information" on pages 38 to 42 of this report. Additional information regarding Eaton's business segments and business in general is presented below.

Vehicle Components

Patents and Trademarks - Eaton owns, controls or is licensed under many patents related to this business segment. Although Eaton emphasizes the EATON trademark in marketing many products within this business segment, it also markets under a number of other trademarks, including CHAR-LYNN, DILL, FULLER, ROADRANGER and TOP SPEC.

Seasonal Fluctuations - Sales of truck, passenger car and off-highway vehicle components are generally reduced in the third quarter of each year as a result of preparations by vehicle manufacturers for the upcoming model year and temporary shut-downs for taking physical inventories.

Competition - Principal methods of competition in this business segment are price, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this business segment and, with respect to many products, is considered among the market leaders.

Major Customers - Approximately 17% of net sales in 1994 of the Vehicle Components segment were made to divisions and subsidiaries of Ford Motor Company. Approximately 38% of net sales in 1994 of the Vehicle Components segment were made to divisions and subsidiaries of five other large companies. Eaton has been conducting business with each of these companies for many years. Sales to these companies include a number of different products and different models or types of the same product, sales of which are not dependent upon one another. With respect to many of the products sold, various divisions and subsidiaries of each of the companies are in the nature of separate customers, and sales to one division or subsidiary are not dependent upon sales to other divisions or subsidiaries.


Electrical and Electronic Controls

Patents and Trademarks - Eaton owns, controls or is licensed under many patents related to this business segment. The EATON, C-H CONTROL, CHALLENGER, COMMANDER, CUTLER-HAMMER, DOLE, DURANT, DYNAMATIC, GOLF PRIDE, HEINEMANN, LECTRON, L/P (and design), PANELMATE and TINNERMAN trademarks are used in connection with marketing products included in this business segment. In addition, in conjunction with the acquisition of DCBU, the Company has the right to use the WESTINGHOUSE trademark in marketing certain products. Use of the WESTINGHOUSE trademark is limited to a period of ten years.

Competition - Principal methods of competition in this business segment are price, geographic coverage, service and product performance. The number of competitors varies with respect to the different products. Eaton occupies a strong competitive position in this business segment and, with respect to many products, is considered among the market leaders.

Major Customers - Approximately 5% of net sales in 1994 of the Electrical and Electronic Controls segment were made to the United States Government which is the major customer of the Defense Systems segment. All contracts that the Company has with the United States Government are subject to termination at the election of the Government. Approximately 5% of net sales in 1994 of the Electrical and Electronic Controls segment were made to divisions and subsidiaries of Ford Motor Company which is a major customer of the Company's Vehicle Components segment.


Defense Systems

Patents and Trademarks - Eaton owns, controls or is licensed under many patents related to this business segment. The AIL and HYPERMANUAL trademarks are used in connection with marketing products included in this business segment.

Competition - Principal methods of competition in this business segment are price, technological capability and product performance. The number of competitors is limited and varies with respect to the different technologies.

Major Customers - Substantially all net sales in 1994 of the Defense Systems segment were made to the United States Government. All contracts that the Company has with the United States
Government are subject to the termination at the election of the Government.


Information Concerning Eaton's Business in General


Raw Materials - Principal raw materials used are iron, steel, copper, aluminum, brass, insulating materials, silver, rubber and plastic. Materials are purchased in various forms, such as pig iron, metal sheets and strips, forging billets, bar stock and plastic pellets. Eaton purchases raw materials, as well as parts and other components, from many suppliers and under normal circumstances has no difficulty obtaining them.

Order Backlog - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of trucks, passenger cars and off-highway vehicles are historically subject to month-to-month releases by customers during each model year, such orders are not considered technically firm. In measuring backlog of orders, the Company includes only the amount of such orders released by such customers as of dates listed. Using this criterion, Eaton's total backlog at December 31, 1994 and 1993 (in billions) was approximately $1.5 and $1.1, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development - Research and development expenses for new products and improvement of existing products in 1994, 1993 and 1992 (in millions) were $213, $154 and $151, respectively.

Protection of the Environment - The Company's operations involve the use, disposal and cleanup of certain substances regulated under environmental protection laws, as further discussed in "Protection of the Environment" on pages 30 to 31 of this report. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed will not have a material adverse effect on financial condition or results of operations. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 1995 and 1996.


Item 2.  Properties

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 150 locations in 18 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment. Information regarding commitments for operating leases is included under "Lease Commitments" on page 32 of this report.

Eaton's principal research facilities are located in Southfield, Michigan, in Milwaukee, Wisconsin, and near Cleveland, Ohio. In addition, certain Eaton divisions conduct research in their own facilities.

Management believes that the Company's manufacturing facilities are adequate for operations, and such facilities are maintained in good condition.


Item 3.  Legal Proceedings

None required to be reported.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                             Part II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Shares are listed for trading on the New York, Chicago, Pacific and London stock exchanges. Information regarding cash dividends paid and high and low market price per Common Share for each quarter in 1994 and 1993 is included in "Quarterly Data" on page 36 of this report. At December 31, 1994, there were 14,834 holders of record of the Company's Common Shares. Additionally, 21,286 employees were shareholders through participation in the Company's Share Purchase and Investment Plan.

Item 6.  Selected Financial Data

Information regarding selected financial data is presented in the "Five-Year Consolidated Financial Summary" on page 53 of this report.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and
Results of Operations" is included on pages 44 through 52 of this report.


Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and financial review of Eaton Corporation and the report of independent auditors is presented on pages 15 through 42 of this report.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.


                             Part III

Item 10.  Directors and Executive Officers of the Registrant

Information contained on pages 5 through 8 in the Company's definitive proxy statement dated March 17, 1995, with respect to directors, is incorporated by reference.

                              Page 7

A listing of Eaton's officers, their ages and their current
positions and offices, as of February 1, 1995 follows:
      Name            Age   Position (Date elected to position)
- --------------------  --- ----------------------------------------
William E. Butler     63   Chairman and Chief Executive Officer
                           (January 1, 1992); Director
John S. Rodewig       61   President and Chief Operating Officer -
                           Vehicle Components (September 22,
                           1993); Director
Stephen R. Hardis     59   Vice Chairman and Chief Financial and
                           Administrative Officer (April 23,
                           1986); Director
Alexander M. Cutler   43   Executive Vice President and Chief
                           Operating Officer - Controls (September
                           22, 1993); Director
Gerald L. Gherlein    56   Executive Vice President and General
                           Counsel (September 4, 1991)
John M. Carmont       56   Vice President and Treasurer (December
                           1, 1981)
Susan J. Cook         47   Vice President - Human Resources
                           (January 16, 1995)
Adrian T. Dillon      41   Vice President - Planning (March 1,
                           1991)
Patrick X. Donovan    59   Vice President - International (April
                           27, 1988)
John D. Evans         64   Vice President (January 16, 1995)
Earl R. Franklin      51   Secretary and Associate General Counsel
                           (September 1, 1991)
John W. Hushen        59   Vice President - Corporate Affairs
                           (August 1, 1991)
Stanley V. Jaskolski  56   Vice President - Technical Management
                           (October 1, 1990)
Ronald L. Leach       60   Vice President - Accounting (December 1,
                           1981)
William T. Muir       52   Vice President - Manufacturing
                           Technologies (April 1, 1989)
Derek R. Mumford      53   Vice President - Information
                           Technologies (April 1, 1992)
Billie K. Rawot       43   Vice President and Controller (March 1,
                           1991)

All of the officers listed above have served in various capacities with Eaton over the past five years, except for Susan J. Cook. Susan J. Cook joined Eaton as Vice President-Human Resources on January 16, 1995, succeeding John D. Evans, who will retire on June 30, 1995. Prior to joining Eaton, she was Vice President-Human Resources at Tandem Computers, Inc., a company with sales of $2 billion and operations in 20 countries. Prior to joining Tandem Computers, Inc. in 1988, Ms. Cook had a seventeen-year career in human resources at IBM Corporation.

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


Item 11.  Executive Compensation

Information contained on pages 11 through 25 in Eaton's definitive proxy statement dated March 17, 1995, with respect to executive compensation, is incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Information contained on pages 32 to 33 of the Company's definitive proxy statement dated March 17, 1995, with respect to security ownership of certain beneficial owners and management, is incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

Information contained on page 10 of the Company's definitive proxy statement dated March 17, 1995, with respect to certain relationships and related transactions, is incorporated by reference.


                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) (1) The following consolidated financial statements and financial review of Eaton Corporation are filed as a separate section of this report:

          Consolidated Balance Sheets - December 31, 1994 and 1993
          - Pages 16 and 17

          Statements of Consolidated Income - Years ended December 31, 1994, 1993 and 1992 - Page 18

          Statements of Consolidated Cash Flows - Years ended
          December 31, 1994, 1993 and 1992 - Page 19

          Statements of Consolidated Shareholders' Equity - Years ended December 31, 1994, 1993 and 1992 - Page 20

          Financial Review - Pages 21 through 42

    (2)   Summarized financial information for Eaton ETN
          Offshore Ltd. on page 43 is filed as a separate section of this report. All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3)   Exhibits

           3 Amended Articles of Incorporation adopted on April 27, 1994 - Incorporated by reference to the Company's Form 8-K Report dated May 19, 1994 and Amended Regulations (as amended and restated as of April 27, 1988, filed as a separate section of this report)

           4 Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K
               Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

          10   Material contracts

               The following are either a management contract or a compensatory plan or arrangement:

               (a) Deferred Incentive Compensation Plan (as amended and restated May 1, 1990) -
                    Incorporated by reference to the Company's
                    Annual Report on Form 10-K for the year ended
                    December 31, 1993

               (b) Executive Strategic Incentive Plan, effective as of January 1, 1991 - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

               (c) Group Replacement Insurance Plan (GRIP), effective as of June 1, 1992 - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

               (d) 1991 Stock Option Plan - Incorporated by reference to the Company's definitive proxy statement dated March 18, 1991

               (e) The following are incorporated by reference to the Company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1990:

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

               (f) The following are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990:

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

          11 Statement regarding computations of net income per Common Share (filed as a separate section of this report)

          21 Subsidiaries of Eaton Corporation (filed as a separate section of this report)

          23 Consent of Independent Auditors (filed as a separate section of this report)

          24 Power of Attorney (filed as a separate section of this report)

          27 Financial Data Schedule (filed as a separate section of this report)

(b)       Reports on Form 8-K

          There were no reports on Form 8-K filed during the fourth quarter of 1994.

(c) & (d) Exhibits and Financial Statement Schedules

          Certain exhibits required by this portion of Item 14 are filed as a separate section of this report.

                            Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Eaton Corporation
                                   ------------------------------
                                    Registrant

Date:  March 21, 1995               /s/ Stephen R. Hardis
                                    ------------------------------
                                    Stephen R. Hardis
                                    Vice Chairman and Chief
                                    Financial and Administrative
                                    Officer; Principal Financial
                                    Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 21, 1995


       Signature                           Title
- -----------------------  -----------------------------------------

        *
- -----------------------
William E. Butler        Chairman and Chief Executive Officer;
                         Principal Executive Officer;
                         Director

        *
- -----------------------
Alexander M. Cutler      Executive Vice President; Chief Operating
                         Officer - Controls; Director

/s/ Ronald L. Leach
- -----------------------
Ronald L. Leach          Vice President - Accounting; Principal
                         Accounting Officer

        *
- -----------------------
Billie K. Rawot          Vice President and Controller


        *
- -----------------------
John S. Rodewig          President; Chief Operating Officer -
                         Vehicle Components; Director

        *
- -----------------------
Neil A. Armstrong        Director


        *
- -----------------------
Phyllis B. Davis         Director


        *
- -----------------------
Charles E. Hugel         Director


        *
- -----------------------
John R. Miller           Director


        *
- -----------------------
Furman C. Moseley        Director


        *
- -----------------------
Hooper G. Pattillo       Director


        *
- -----------------------
Victor A. Pelson         Director


        *
- -----------------------
A. William Reynolds      Director



- -----------------------
Gary L. Tooker           Director



*By    /s/ Stephen R. Hardis
       --------------------------------------
       Stephen R. Hardis, Attorney-in-Fact
       for the officers and directors signing
       in the capacities indicated

                        Eaton Corporation
                 1994 Annual Report on Form 10-K
               Items 6, 7, 8 & Item 14 (c) and (d)

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

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

             Five-Year Consolidated Financial Summary

                             Exhibits

REPORT OF INDEPENDENT AUDITORS
- ------------------------------

To the Shareholders
Eaton Corporation


We have audited the accompanying consolidated balance sheets of Eaton corporation and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the summary financial information of Eaton ETN Offshore Ltd. listed in Item 14 (a). These financial statements and summary financial information are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and summary financial information based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related summary financial information, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described under "Accounting Changes" on page 24 of this report, in 1992 the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.



                                   Ernst & Young LLP

Cleveland, Ohio
January 27, 1995

Eaton Corporation

Consolidated Balance Sheets                           December 31
                                                 ---------------------
(Millions)                                          1994        1993
                                                    ----        ----
ASSETS
Current assets
  Cash                                           $    18     $    32
  Short-term investments                              23         268
  Accounts receivable                                889         550
  Inventories                                        698         434
  Deferred income taxes                              151         127
  Other current assets                                67          55
                                                 -------     -------
                                                   1,846       1,466

Property, plant and equipment
  Land                                                50          41
  Buildings                                          539         486
  Machinery and equipment                          2,321       1,959
                                                 -------     -------
                                                   2,910       2,486
  Accumulated depreciation                        (1,441)     (1,298)
                                                 -------     -------
                                                   1,469       1,188

Excess of cost over net assets of businesses
  acquired                                           850         265

Deferred income taxes                                158         112

Other assets                                         359         237
                                                 -------     -------
                                                 $ 4,682     $ 3,268
                                                 =======     =======




The Financial Review on pages 21 to 42 is an integral part of the consolidated financial statements.

Eaton Corporation

Consolidated Balance Sheets                             December 31
                                                   ---------------------
(Millions)                                            1994        1993
                                                      ----        ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                  $    14     $    14
  Current portion of long-term debt                     22         110
  Accounts payable                                     449         266
  Accrued compensation                                 163         106
  Accrued income and other taxes                        60          23
  Other current liabilities                            394         268
                                                   -------     -------
                                                     1,102         787

Long-term debt                                       1,053         649

Postretirement benefits other than pensions            573         509

Other long-term liabilities                            274         218

Shareholders' equity
  Common Shares (78.0 in 1994 and 71.3 in 1993)         39          36
  Capital in excess of par value                       806         535
  Retained earnings                                    988         708
  Foreign currency translation adjustments             (71)        (78)
  Unallocated Employee Stock Ownership Plan
    shares                                             (82)        (96)
                                                   -------     -------
                                                     1,680       1,105
                                                   -------     -------
                                                   $ 4,682     $ 3,268
                                                   =======     =======


The Financial Review on pages 21 to 42 is an integral part of the consolidated financial statements.

Eaton Corporation

Statements of Consolidated Income                      Year ended December 31
                                                   -----------------------------
(Millions except for per share data)                 1994       1993       1992
                                                     ----       ----       ----

Net sales                                          $6,052     $4,401     $4,101

Costs and expenses
  Cost of products sold                             4,397      3,284      3,134
  Selling and administrative expense                  882        591        578
  Research and development expense                    213        154        151
  Acquisition integration charge                                  55
                                                   ------     ------     ------
                                                    5,492      4,084      3,863
                                                   ------     ------     ------
Income from operations                                560        317        238

Other income and (expense)
  Interest expense                                    (91)       (75)       (89)
  Interest income                                       7          8          9
  Other income--net                                    12         12         23
                                                   ------     ------     ------
                                                      (72)       (55)       (57)
                                                   ------     ------     ------
Income before income taxes                            488        262        181
Income taxes                                          155         82         41
                                                   ------     ------     ------
Income before extraordinary item and
  cumulative effect of accounting changes             333        180        140
Extraordinary item                                                (7)
Cumulative effect of accounting changes
  Postretirement benefits other than
    pensions                                                               (274)
  Income taxes                                                                6
                                                   ------     ------     ------
Net income (loss)                                  $  333     $  173     $ (128)
                                                   ======     ======     ======
Per Common Share
  Income before extraordinary item and
    cumulative effect of accounting changes        $ 4.40     $ 2.57     $ 2.03
  Extraordinary item                                            (.10)
  Cumulative effect of accounting changes
    Postretirement benefits other than
      pensions                                                            (3.97)
    Income taxes                                                            .09
                                                   ------     ------     ------
  Net income (loss)                                $ 4.40     $ 2.47     $(1.85)
                                                   ======     ======     ======

  Cash dividends paid                              $ 1.20     $ 1.15     $ 1.10

Average number of Common Shares outstanding          75.6       69.8       68.9


The Financial Review on pages 21 to 42 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Cash Flows                      Year ended December 31
                                                      --------------------------------
(Millions)                                               1994        1993        1992
                                                         ----        ----        ----
Operating activities
  Income before extraordinary item and
    cumulative effect of accounting changes           $   333     $   180     $   140
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation                                        216         182         184
      Amortization                                         35          14          16
      Acquisition integration charge                                   55
      Deferred income taxes                                35         (65)        (26)
      Long-term liabilities                                40          (6)         20
      Other non-cash items in income                       37                     (39)
      Changes in operating assets and liabilities,
        excluding acquisitions and divestitures
        of businesses
          Accounts receivable                            (190)         40          58
          Inventories                                    (115)         12          11
          Other current assets                            (12)          6          (5)
          Accounts payable and other accruals             129          29          (8)
          Accrued income and other taxes                   10         (15)         (9)
      Other--net                                            4           3          39
                                                      --------    --------    --------
Net cash provided by operating activities                 522         435         381

Investing activities
  Acquisitions of businesses, less cash acquired       (1,058)        (14)        (22)
  Divestitures of businesses                               61                      18
  Expenditures for property, plant and
    equipment                                            (267)       (227)       (186)
  Purchases of short-term investments                      (7)       (108)        (86)
  Maturities and sales of short-term
    investments                                           252          22
  Other--net                                                9           8          18
                                                      --------    --------    --------
Net cash used in investing activities                  (1,010)       (319)       (258)

Financing activities
  Borrowings with original maturities of more
    than three months
      Proceeds                                            731                      99
      Payments                                           (609)        (98)       (151)
  Borrowings with original maturities of less
    than three months--net                                173         (14)        (15)
  Proceeds from sale of Common Shares                     252          62
  Proceeds from exercise of stock options                  18          19          29
  Cash dividends paid                                     (91)        (83)        (76)
                                                      --------    --------    --------
Net cash provided by (used in) financing activities       474        (114)       (114)
                                                      --------    --------    --------
Total increase (decrease) in cash                         (14)          2           9

Cash at beginning of year                                  32          30          21
                                                      --------    --------    --------
Cash at end of year                                   $    18     $    32     $    30
                                                      ========    ========    ========

The Financial Review on pages 21 to 42 is an integral part of the consolidated financial statements.

                                                                 Page 20

Eaton Corporation

Statements of Consolidated Shareholders' Equity

                                                                                              Foreign                   Total
                                             Common Shares       Capital in                  currency    Unallocated   share-
                                            ------------------   excess of    Retained    translation        ESOP    holders'
(Shares in thousands, dollars in millions)   Shares    Amount    par value    earnings    adjustments      shares      equity
                                             ------    ------    ---------    --------    -----------    --------    --------
Balance at January 1, 1992                   34,069       $17         $418        $838           $  2       $(122)     $1,153
Net loss                                                                          (128)                                  (128)
Cash dividends paid, net of Employee
  Stock Ownership Plan (ESOP) tax benefit                                          (74)                                   (74)
Issuance of shares under employee
  benefit plans, including tax benefit          598                     34                                                 34
Reduction of unallocated ESOP shares                                                                           12          12
Foreign currency translation adjustments                                                          (49)                    (49)
                                             ------       ---         ----        ----           ----       -----      ------
Balance at December 31, 1992                 34,667        17          452         636            (47)       (110)        948
Net income                                                                         173                                    173
Cash dividends paid, net of ESOP tax
  benefit                                                                          (83)                                   (83)
Issuance of shares under employee
  benefit plans, including tax benefit          483                     22                                                 22
Two-for-one stock split                      34,867        18                      (18)
Sale of shares                                1,287         1           61                                                 62
Reduction of unallocated ESOP shares                                                                           14          14
Foreign currency translation adjustments                                                          (31)                    (31)
                                             ------       ---         ----        ----           ----       -----      ------
Balance at December 31, 1993                 71,304        36          535         708            (78)        (96)      1,105
Net income                                                                         333                                    333
Cash dividends paid, net of ESOP tax
  benefit                                                                          (89)                                   (89)
Issuance of shares under employee
  benefit plans, including tax benefit          503                     21                                                 21
Sale of shares                                4,560         2          250                                                252
Pooling-of-interests with Lectron
  Products, Inc.                              1,600         1                       25                                     26
Unrealized net gain on available-for-sale
  securities, net of income taxes                                                   11                                     11
Reduction of unallocated ESOP shares                                                                           14          14
Foreign currency translation adjustments                                                            7                       7
                                             ------       ---         ----        ----           ----       -----      ------
Balance at December 31, 1994                 77,967       $39         $806        $988           $(71)      $ (82)     $1,680
                                             ======       ===         ====        ====           ====       =====      ======

The Financial Review on pages 21 to 42 is an integral part of the consolidated financial statements.

Eaton Corporation

FINANCIAL REVIEW
- ----------------

ACCOUNTING POLICIES
- -------------------

Consolidation
- -------------
The consolidated financial statements include accounts of the Company and all majority-owned subsidiaries. The equity method of accounting is used for investments where the Company has a 20% to 50% ownership interest.

Foreign Currency Translation
- ----------------------------
Financial statements for subsidiaries outside the United States, except those in highly inflationary economies, are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in shareholders' equity. Financial statements for subsidiaries in highly inflationary economies are translated into United States dollars in the same manner except for inventories and property, plant and equipment-net, and related expenses, which are translated at historical exchange rates. The resulting translation adjustments are included in net income.

Short-Term Investments
- ----------------------
Short-term investments are not considered to be cash equivalents for purposes of classification in the statements of consolidated cash flows.

Inventories
- -----------
Inventories are carried at lower of cost or market. Inventories in the United States are generally accounted for using the last-in, first-out (LIFO) method. The remaining United States and all other inventories are accounted for using the first-in, first-out (FIFO) method.

Depreciation and Amortization
- -----------------------------
Depreciation and amortization are computed by the straight-line method for financial statement purposes. The cost of plant and equipment is depreciated over the useful lives of the various classes of assets. Identified intangible assets, principally patents, trademarks and tradenames are amortized over the useful life of the respective asset. Excess of cost over net assets of businesses acquired is amortized principally over forty years (accumulated amortization in millions was $102 and $78 at the end of 1994 and 1993, respectively). Excess of cost over net assets of businesses acquired is assessed for impairment when operating profit from the related business indicates that the carrying amount may not be recoverable.

Financial Instruments
- ---------------------
The Company uses various financial instruments, including foreign exchange contracts and options, and interest rate swaps and caps, as part of foreign exchange and interest rate risk management programs. The Company does not buy and sell financial instruments solely for the purpose of earning a profit due to changes in the market price of the instruments, except for nominal amounts authorized under limited, controlled circumstances.

The Company has subsidiaries operating in Canada, Europe, Latin America and the Pacific region. In the normal course of business, these operations are exposed to fluctuations in related foreign currencies. The Company seeks to reduce exposure to foreign currency fluctuations, primarily the European and Canadian currencies, through the use of foreign currency forward exchange contracts and options. Gains or losses on foreign currency forward exchange contracts and options which hedge net investments in consolidated subsidiaries outside the United States are accrued in shareholders' equity. Gains or losses on foreign currency forward exchange contracts and options which hedge specific transactions are recognized in net income, offsetting the underlying foreign currency transaction gains or losses. Premiums and discounts related to foreign currency forward exchange contracts and options are amortized to other income--net over the lives of the agreements.

In the normal course of business, the Company's operations are also exposed to fluctuations in interest rates. The Company seeks to reduce the cost of and exposure to interest rate fluctuations through the use of interest rate swaps and caps. Gains or losses on interest rate swaps and caps are included in interest expense since they hedge interest on debt. Premiums related to interest rate caps are amortized to interest expense over the lives of the agreements.

Counterparties to various hedging instruments are many major international financial institutions. While the Company may be exposed to credit losses in the event of nonperformance by these counterparties, no losses are anticipated due to control over the limit of positions entered into with any one party and the strong credit ratings of these institutions.

Net Income Per Common Share
- ---------------------------
Net income per Common Share is computed by dividing net income by the average month-end number of shares outstanding during each period. The dilutive effect of common stock equivalents, comprised solely of employee options for Common Shares, is not material.


ACQUISITIONS AND DIVESTITURES OF BUSINESSES
- -------------------------------------------
On January 31, 1994, the Company acquired the Distribution and
Control Business Unit (DCBU) of Westinghouse Electric Corporation for an adjusted purchase price of $1.050 billion. DCBU, a leading North American manufacturer of electrical distribution equipment and industrial controls, was combined with Eaton's Industrial Control and

Power Distribution Operations (ICPDO) to form the new Cutler-Hammer business unit. The acquisition has been accounted for as a purchase and, accordingly, the statements of consolidated income include the results of DCBU beginning February 1, 1994. The acquired assets and liabilities assumed in the acquisition follow (in millions):

Fair value of assets acquired                 $  742
Liabilities assumed                             (298)
Excess of cost over net assets acquired          606
                                              ------
Purchase price, net of cash acquired          $1,050
                                              ======

The excess of cost over net assets acquired is being amortized over forty years. Identified intangible assets of $95 million are being amortized over an average life of sixteen years.

On an unaudited pro forma basis, assuming Eaton and DCBU had been combined as of the beginning of 1993, net sales would have increased $1 billion whereas net income and net income per Common Share would not have been significantly different from reported amounts. On the same basis, results for 1994 would not have been significantly different from reported amounts.

In December 1993, in conjunction with the acquisition of DCBU, the Company recorded a $55 million acquisition integration charge ($34 million after income tax credits, or $.49 per Common Share). Part of a comprehensive business plan, the charge addressed the costs of integrating the ICPDO product lines and manufacturing operations with DCBU, related workforce reductions and a $9 million write-down of assets, largely in the United States. To date, expenditures and charges total $20 million with the remaining $35 million expected to occur primarily over the next three years. The remaining expenditures will be funded through cash flow from the combined operations.

On November 16, 1994, the Company acquired the common stock of Lectron Products, Inc. (Lectron) through the issuance of 1.6 million Common Shares. Lectron, a privately-held manufacturer of electronic and precision electromechanical controls for automotive manufacturers, had annual sales of $128 million for the most recent fiscal year. This acquisition was accounted for as a pooling-of-interests. Financial statements for periods prior to the acquisition were not restated for the acquisition since the effect would not be material.

During 1994, in conjunction with the acquisition of DCBU, the Company sold certain DCBU operations to Thomas & Betts Corporation (T&B) in exchange for cash aggregating $61 million and $14 million of T&B common stock. These divestitures resulted in no gain or loss.

During 1994, 1993 and 1992, the Company acquired and divested other smaller operations.

EXTRAORDINARY ITEM
- ------------------
During 1993, the Company called for redemption $74 million of 9% debentures and $89 million of 8.5% debentures. The extraordinary loss on these redemptions, including the write-off of unamortized debt issuance costs, was $11 million ($7 million after income tax credits, or $.10 per Common Share).


ACCOUNTING CHANGES
- ------------------
In 1992, the Company adopted Statement of Financial Accounting
Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for
Income Taxes."

SFAS No. 106 requires accrual of postretirement benefits other than pensions, primarily postretirement health care and life insurance for retirees in the United States, over the working lives of employees rather than recognition of expenses as claims are incurred. Net income for 1992 was reduced by the cumulative effect of this accounting change for prior years of $442 million ($274 million after income tax credits, or $3.97 per Common Share). SFAS No. 106 has no effect on cash flows since claims will continue to be paid as incurred.

The adoption of SFAS No. 109 changed the method of accounting for income taxes to the liability method from the deferred method. The liability method requires recognition of deferred income taxes based on temporary differences between the financial reporting and income tax bases of assets and liabilities, using currently-enacted income tax rates and regulations. Net income for 1992 was increased by the cumulative effect of this accounting change for prior years of $6 million, or $.09 per Common Share. SFAS No. 109 has no effect on cash flows.


ACCOUNTS RECEIVABLE AND INVENTORIES
- -----------------------------------
Accounts receivable are net of an allowance for doubtful accounts (in millions) of $14 and $10 at the end of 1994 and 1993, respectively.

The components of inventories at December 31 follow (in millions):

                                              1994       1993
                                              ----       ----
Raw materials                                 $213       $141
Work in process                                358        238
Finished goods                                 216        139
                                              ----       ----
Gross inventories at FIFO                      787        518
Excess of current cost over LIFO cost          (89)       (84)
                                              ----       ----
Net inventories at LIFO                       $698       $434
                                              ====       ====

Gross inventories accounted for using the LIFO method (in millions) were $367 and $314 at the end of 1994 and 1993, respectively.

INVESTMENT IN LIFE INSURANCE
- ----------------------------
In 1993, the Company purchased company-owned life insurance policies insuring the lives of a portion of active United States employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. At December 31, 1994 and 1993, the investment in the policies included in other assets (in millions) was $10 and $7, net of policy loans of $226 and $110, respectively. Net life insurance expense (in millions) of $5 and $2, including interest expense of $15 and $4 in 1994 and 1993, respectively, was included in selling and administrative expense.


DEBT AND OTHER FINANCIAL INSTRUMENTS
- ------------------------------------
The Company's subsidiaries outside the United States have lines of credit, primarily short-term, aggregating $115 million from various banks worldwide. Most of these arrangements are reviewed periodically for renewal. At December 31, 1994, the Company had $19 million outstanding under these lines of credit with banks. The weighted average interest rate on short-term debt, excluding immaterial amounts for highly inflationary countries, at December 31, 1994 and 1993 was 6.8% and 8.1%, respectively.

Long-term debt at December 31, excluding the current portion, follows (in millions):

                                              1994       1993
                                              ----       ----
Notes of Employee Stock Ownership
  Plan due through 1999                     $   66     $   82
6-3/8% notes due 1999                          100
9% notes due 2001                              100        100
8% debentures due 2006 (due 1996 at
  option of debenture holders)                  86         86
8.9% debentures due 2006                       100        100
7% debentures due 2011, net of unamor-
  tized discount of $93 million in 1994
  and $95 million in 1993 (effective
  interest rate 14.6%)                         107        105
8-7/8% debentures due 2019 (due 2004 at
  option of debenture holders)                  38         38
8.1% debentures due 2022                       100        100
7-5/8% debentures due 2024                     100
Unsecured notes (6% to 6.4%)                   210
Other                                           46         38
                                            ------     ------
                                            $1,053     $  649
                                            ======     ======

To refinance a portion of the cost of the acquisition of DCBU, in April 1994, the Company sold $100 million of 6-3/8% notes due 1999 and $100 million of 7-5/8% debentures due 2024. Concurrent with the sale of the 6-3/8% notes and the 7-5/8% debentures, the Company terminated, and settled for cash, interest rate swap agreements with notional amounts totaling $200 million which hedged the sale of the notes and debentures. The gain on the termination of the interest rate swap agreements is being amortized to interest expense over the life of the notes and debentures and effectively reduces the annual rate of the notes to 4.8% and the debentures to 7.1%.

In January 1994, in order to finance the acquisition of DCBU, the Company entered into a $555 million 364-day revolving credit agreement and a $555 million five-year revolving credit agreement. During 1994, as a result of the sale of $200 million of notes and debentures, the sale of $214 million of Common Shares and cash flow from operations, the Company canceled the 364-day revolving credit agreement and reduced the $555 million five-year revolving credit agreement to $300 million. The $210 million of unsecured notes at December 31, 1994 relate to the acquisition of DCBU. These unsecured notes are classified as long-term debt because the Company intends, and has the ability under the five-year $300 million revolving credit agreement, to refinance this debt on a long-term basis.

Notes of the Employee Stock Ownership Plan, which are guaranteed by the Company, consist of $55 million at a floating interest rate (5.5% at December 31, 1994) based on LIBOR and $26 million at a fixed interest rate of 7.6% ($15 million of these notes are included in current portion of long-term debt). The Company has entered into a series of interest rate swaps, which expire ratably through 1999, and which change the interest rate on the $26 million of fixed interest rate notes to fixed interest rates of 7.1% and 6.9% as to $7 million and $16 million, respectively, and to a floating interest rate (5.2% at December 31, 1994) based on LIBOR as to $3 million.

In April 1994, the Company sold a five-year interest rate cap in exchange for a premium (cash) of $1.5 million. This agreement effectively converts the $100 million of 6-3/8% notes into floating rate debt at LIBOR minus 2.6% when LIBOR exceeds 9%.

At December 31, 1994, the Company had entered into interest rate caps commencing in January 1995 which effectively place a 5.5% ceiling on $100 million of floating rate debt through November 1, 1995.

In 1994, the Company entered into two interest rate swaps aggregating $50 million that expire in 2000, which partially offset the effect of a $100 million 9% interest rate swap also expiring in 2000. The net effect of these swaps at December 31, 1994 was to convert $50 million of floating rate debt to fixed rate debt at 9% and another $50 million of floating rate debt to LIBOR plus 3.1%.

Aggregate mandatory sinking fund requirements and annual maturities of long-term debt are as follows (in millions): 1995, $22; 1996, $120; 1997, $22; 1998, $22; and 1999, $323. The amount for 1996 includes $86 million of 8% debentures due in 1996 at the option of the debenture holders. The amount for 1999 includes $210 million of unsecured notes due to the expiration of the five-year revolving credit agreement in 1999.

Interest capitalized as part of acquisition or construction of major assets (in millions) was $10, $12, and $8 in 1994, 1993 and 1992, respectively. Interest paid (in millions) was $101, $90 and $94 in 1994, 1993 and 1992, respectively.

Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result of the adoption of SFAS No. 115, the Company accrued the unrealized gain related to several available-for-sale securities.
The cumulative effect of the accounting change for prior years was an $8 million increase in the carrying value of the securities with an offsetting increase, after income taxes, of $5 million in retained earnings in shareholders' equity.

The notional amounts, carrying amounts and fair values of financial instruments outstanding at December 31 follow (in millions):
                                      1994                           1993
                          --------------------------  -----------------------------
                          Notional   Carrying   Fair   Notitional   Carrying   Fair
                            amount     amount  value       amount     amount  value
                          --------   --------  -----   ----------   --------  -----
Cash and short-term
  investments                         $   41  $   41                    $300   $300
Marketable equity
  investments                             51      51                      27     34
Marketable debt securities                26      26                      26     27
Short-term debt                          (14)    (14)                    (14)   (14)
Long-term debt and current
  portion of long-term debt           (1,075) (1,114)                   (759)  (941)
Foreign currency forward
  exchange contracts and
  options                     $189         1      (1)       $227           6      7
Interest rate swaps
  Fixed to floating             76                (5)         31                  3
  Floating to fixed            123                (4)        327                (16)
Interest rate caps
  Purchased                    100                 2         500
  Sold                        (100)       (1)     (2)

The fair value of short-term investments, marketable equity investments and debt securities, short-term and long-term debt, and interest rate swaps and caps was principally based on quoted market prices. The fair value of foreign currency forward exchange contracts and options, which primarily mature in 1995, was estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.


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

The components of pension (expense) income for the years ended
December 31 follow (in millions):

                                       1994      1993      1992
                                       ----      ----      ----
Service cost - benefits earned
  during year                          $(55)     $(42)     $(39)
Interest cost on projected
  benefit obligation                    (94)      (97)      (96)
Actual return on assets                  36       155       203
Net amortization and deferral            99       (17)      (73)
                                       ----      ----      ----
                                       $(14)     $ (1)     $ (5)
                                       ====      ====      ====

As a result of the DCBU acquisition, pension expense increased by $7 million in 1994.

The pension asset (liability), by funded status, recognized in the balance sheet at December 31 follows (in millions):

                                        1994             1993

                                  ---------------  ---------------
                                   Over-   Under-   Over-   Under-
                                  funded   funded  funded   funded
                                  ------   ------  ------   ------
Accumulated pension benefit
  obligation
    Vested                        $  950   $  147  $  979   $  136
    Nonvested                         62        8      53       10
                                  ------   ------  ------   ------
                                   1,012      155   1,032      146
Value of future salary
  projections                        135       10     143       10
                                  ------   ------  ------   ------
Total projected pension benefit
  obligation                       1,147      165   1,175      156
Fair value of plan assets          1,370       70   1,371       68
                                  ------   ------  ------   ------
Plan assets in excess of or
  (less than) projected benefit
  obligation                         223      (95)    196      (88)
Unamortized
  Initial net (asset) obligation     (40)       7     (48)       7
  Net (gain) loss                   (125)      (3)   (116)       3
  Prior service cost                  10       15      27       12
Adjustment to recognize minimum
  liability                                   (12)             (12)
                                  ------   ------  ------   ------
                                  $   68   $  (88) $   59   $  (78)
                                  ======   ======  ======   ======

Measurement of the projected benefit obligation was based on a discount rate of 8.50%, 7.25%, and 8.25% in 1994, 1993 and 1992, respectively. The expected compensation growth rate was 5.95%, 4.95%, and 5.95% in 1994, 1993 and 1992, respectively. The expected long-term rate of return on assets was 10% in all three years. Plan assets are invested in equity and fixed income securities and other instruments. Underfunded plans are associated principally with operations outside the United States. The change in the discount rate to 8.50% at the end of 1994 had the effect of decreasing the accumulated pension benefit obligation by $140 million with an offsetting increase in the unamortized net gain. This change will have an immaterial effect on future expense.


POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
- ------------------------------------------------
Generally, employees become eligible for postretirement benefits other than pensions, primarily health care and life insurance for retirees in the United States, when they retire. These benefits are payable for life, although the Company retains the right to modify or terminate the plans providing the benefits. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features, including deductibles and co-payments. During 1993, certain plans were amended to limit the annual amount of the Company's future contributions towards employees' postretirement health care benefits. Company policy is to pay claims as they are incurred since, unlike pensions, there is no effective method to obtain a tax deduction for prefunding of these benefits under existing United States income tax regulations.

Expense for postretirement benefits other than pensions for the years ended December 31 follows (in millions):

                                            1994     1993     1992
                                            ----     ----     ----
Service cost - benefits earned during year  $(13)    $ (7)    $(12)
Interest cost on projected benefit
  obligation                                 (43)     (37)     (44)
Net amortization and deferral                  5        9
                                            ----     ----     ----
                                            $(51)    $(35)    $(56)
                                            ====     ====     ====

The liability for postretirement benefit plans other than pensions recognized in the balance sheets at December 31 follows (in millions):
                                               1994       1993
                                               ----       ----
Accumulated postretirement benefit
  obligation
    Retirees                                   $382       $368
    Eligible plan participants                   44         38
    Non-eligible plan participants              177        120
Unamortized
  Prior service cost                             67         91
  Net loss                                      (62)       (73)
                                               ----       ----
                                               $608       $544
                                               ====       ====

As a result of the DCBU acquisition, the expense and the liability for postretirement benefits other than pensions increased by $6 million and $51 million, respectively.

Measurement of the accumulated postretirement benefit obligation at December 31, 1994, was based on an 11% annual rate of increase in the per capita cost of covered health care benefits (12% for 1993). For 1994, the rate was assumed to decrease ratably to 7% through 1999 and decrease to 6.25% in 2000 and remain at that level thereafter (5% for 1993). The discount rate was 8.50% in 1994 and 7.25% for 1993. The changes in assumed rates had the effect of decreasing the accumulated postretirement benefit obligation (APBO) which offset increases in the APBO due to changes in plan provisions. These changes will have an immaterial effect on future expense. An increase of 1% in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $39 million and the net periodic cost for 1994 by $3 million.


PROTECTION OF THE ENVIRONMENT
- -----------------------------
The Company has been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites. Although this law technically imposes joint and several liability upon each PRP at each site, the extent of the Company's required financial contribution to the cleanup of these sites is expected to be limited based on the number and financial strength of the other named PRP's and the volumes of waste involved which might be attributable to the Company. The Company is also involved in remedial response and voluntary environmental cleanup expenditures at a number of other sites which are not the subject of any Superfund law proceeding, including certain currently-owned or formerly-owned plants.

Environmental exposures associated with the DCBU acquisition are limited by the purchase agreement with Westinghouse Electric Corporation. With respect to environmental conditions existing prior to the acquisition, Westinghouse agreed to retain certain responsibilities, to share the cost of others and to indemnify the Company for costs to the extent they exceed $3.5 million annually. The obligation to share costs extends for ten years.

Although difficult to quantify, management estimates that there is a reasonable possibility that the remediation and other costs associated with all of these sites may range up to $74 million, and that such costs would be incurred over a period of several years.
The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. At December 31, 1994 and 1993, the balance sheet included an accrual for estimated remediation and other environmental costs (in millions) of approximately $48 and $18, respectively. The accrual for environmental costs at year-end 1994 includes $13 million for environmental exposures associated with DCBU which was recorded as part of the allocation of the purchase price of DCBU. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may be required to pay in connection with environmental matters in excess of the amounts recorded or disclosed above will not have a material adverse effect on financial condition or results of operations.

The Company continues to modify, on an ongoing, regular basis, certain processes in order to reduce the impact on the environment. Efforts in this regard include the removal of many underground storage tanks and the reduction or elimination of certain chemicals and wastes in operations.


SHAREHOLDERS' EQUITY
- --------------------
At the 1994 Annual Meeting, shareholders adopted amended Articles of Incorporation which increased the number of authorized Common Shares from 150 million to 300 million. At December 31, 1994, 5.4 million Common Shares were reserved for exercise and grant of stock options. At the end of 1994, there were 14,834 holders of record of Common Shares. Additionally, 21,286 employees were shareholders through participation in the Share Purchase and Investment Plan.

In private placements, the Company sold 1.3 million Common Shares in December 1993 for aggregate net proceeds of $62 million, and sold an additional 800,000 Common Shares in January 1994 for aggregate net proceeds of $38 million. The proceeds from these private placements were used primarily to fund the redemption in January 1994 of $89 million of 8.5% debentures.

In March 1994, in order to partially refinance the acquisition of DCBU, the Company sold 3.8 million Common Shares to the public for aggregate net proceeds of $214 million.

In November 1994, the Company issued 1.6 million Common Shares in a pooling-of-interests with Lectron Products, Inc.

In May 1993, the Company's share purchase rights were redeemed at a price of 3-1/3 cents for each right, for a total payment of $2 million.

The Company sponsors a Share Purchase and Investment Plan (SPIP) for United States operations under which eligible participating employees may choose to contribute up to 15% of their base pay to the SPIP.
The Company matches employee contributions up to 6% of a participant's base pay as limited by United States income tax regulations. The matching contribution ranges from 25% to 100% of a participant's contribution and is invested in the Company's Common Shares. The matching contribution percentage is determined each quarter, based on net income per Common Share.

In 1989, the Company prefunded, through 1999, a portion of anticipated matching contributions to the SPIP by creating an Employee Stock Ownership Plan (ESOP) under the SPIP and selling 5 million Common Shares for $150 million to the ESOP. The shares held by the ESOP have not yet been allocated to employee accounts and are included in shareholders' equity as "Unallocated ESOP Shares" and the notes payable of the ESOP are included in long-term debt. Shares in the ESOP are released at historical cost and allocated to the employee accounts based on the ratio of the annual principal payment on the notes payable compared to the original principal amount of the notes payable. Cash dividends paid on shares in the ESOP are charged against retained earnings and, along with Company contributions, are used to repay the principal and interest due on the notes payable. ESOP shares are considered as outstanding for purposes of computing net income per Common Share. Shares in the ESOP at the end of 1994 and 1993 (in millions) were 2.7 and 3.4, respectively. Compensation expense related to the SPIP match, including the effect of shares released by the ESOP at historical cost, (in millions) was $15 in 1994, $11 in 1993 and $7 in 1992.


OPTIONS FOR COMMON SHARES
- -------------------------
Options have been granted to certain employees, under various plans, to purchase the Company's Common Shares at prices equal to fair market value as of date of grant. These options expire ten years from date of grant. A summary of stock option activity follows:

                                 1994                   1993
                          -------------------   -------------------
                          Average               Average
                            price                 price
                              per                   per
                            share      Shares     share      Shares
                          -------   ---------   -------   ---------
Outstanding, January 1     $31.53   3,433,850   $28.81    3,368,670
Granted                     57.71     959,390    39.34      831,730
Exercised                   28.12    (348,720)   27.28     (657,353)
Canceled                    46.42    ( 45,361)   32.52     (109,197)
                                    ---------             ---------
Outstanding, December 31   $37.94   3,999,159   $31.53    3,433,850
                                    =========             =========
Shares exercisable
  January 1                         2,401,683             2,334,758
  December 31                       2,839,095             2,401,683
Shares reserved for future grants
  January 1                         2,133,630             2,856,882
  December 31                       1,218,477             2,133,630


LEASE COMMITMENTS
- -----------------
Future minimum rental commitments as of December 31, 1994, under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are as follows (in millions):
1995, $42; 1996, $31; 1997, $24; 1998, $15; 1999, $12; and after
1999, $97.

Rental expense in 1994, 1993 and 1992 (in millions) was $65, $43 and $45, respectively.

INCOME TAXES
- ------------
Income before income taxes for the years ended December 31 follows
(in millions):

                                             1994    1993    1992
                                             ----    ----    ----
United States                                $396    $214    $147
Outside the United States                      92      48      34
                                             ----    ----    ----
                                             $488    $262    $181
                                             ====    ====    ====

Income taxes for the years ended December 31 follows (in millions):

                                             1994    1993    1992
                                             ----    ----    ----
Current
  United States
    Federal                                  $ 81    $108    $ 42
    State and local                            15       7       5
  Outside the United States                    44      30      20
                                             ----    ----    ----
                                              140     145      67
Deferred
  United States
    Increase in statutory tax rate                     (5)
    Other Federal                              24     (50)    (14)
    State and local                             1      (2)     (1)
  Outside the United States
    Operating loss carryforwards               (8)     (7)    (11)
    Reduction of valuation allowance
      for deferred tax assets                  (3)     (5)
    Increase in statutory tax rate             (2)     (1)
    Other                                       3       7
                                             ----    ----    ----
                                               15     (63)    (26)
                                             ----    ----    ----
                                             $155    $ 82    $ 41
                                             ====    ====    ====

Significant components of current and long-term deferred income taxes at December 31 follow (in millions):


                                                 1994
                                    -------------------------------
                                    Current  Long-term    Long-term
                                     assets     assets  liabilities
                                    -------  ---------  -----------
Accruals and other adjustments
  Employee benefits                    $ 54       $228         $ (4)
  Inventory                              15
  Restructuring                          20         13
  Depreciation and amortization                   (142)         (17)
  Other                                  46          7
Operating loss carryforwards                        78            1
Valuation allowance                                (29)
Other items                              16          3            9
                                       ----       ----         ----
                                       $151       $158         $(11)
                                       ====       ====         ====


                                                 1993
                                    -------------------------------
                                    Current  Long-term    Long-term
                                     assets     assets  liabilities
                                    -------  ---------  -----------
Accruals and other adjustments
  Employee benefits                    $ 44       $209         $ (4)
  Inventory                              15
  Restructuring                          15         13
  Depreciation and amortization                   (140)         (15)
  Other                                  38          5
Operating loss carryforwards                        50            2
Valuation allowance                                (15)
Other items                              15        (10)           7
                                       ----       ----         ----
                                       $127       $112         $(10)
                                       ====       ====         ====

At December 31, 1994, certain subsidiaries outside the United States had tax loss carryforwards and tax credit carryovers (in millions) aggregating $162 and $15, respectively. Carryforwards of $92 million have no expiration dates and the balance expire at various dates from 1995 through 2005. The tax credit carryovers expire at various dates from 1995 through 1999.

Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate for the years ended December 31 follow (in millions):

                                          1994
                                     -------------     1993     1992
                                     Amount   Rate     Rate     Rate
                                     ------   ----     ----     ----
Income taxes at the United
  States statutory rate                $171   35.0%    35.0%    34.0%
State and local income taxes             14    2.8      1.5       .9
Adjustment of worldwide tax
  liabilities                             7    1.6      1.4     (6.0)
Possessions credit related to
  Puerto Rican operations               (26)  (5.2)
Reduction of valuation allowance
  for deferred tax assets                (3)   (.6)    (2.1)
Adjustment of deferred income taxes
  for change in statutory rates          (2)   (.4)    (2.3)
Effective tax rate differential
  on earnings of consolidated
  subsidiaries and associate
  companies outside the United
  States                                 (6)  (1.3)      .1     (3.9)
Other--net                                             (2.1)    (2.2)
                                       ----   -----    -----    -----
                                       $155   31.9%    31.5%    22.8%
                                       ====   =====    =====    =====


The Company has facilities in Puerto Rico that manufacture products for both domestic and foreign markets. These facilities operate under tax relief and other incentives that expire at various dates beginning in 2004 through 2013.

The parent company has not provided income taxes on undistributed earnings of consolidated subsidiaries outside the United States of $353 million at December 31, 1994, since the earnings retained have been reinvested by the subsidiaries. If distributed, such remitted earnings would be subject to withholding taxes but substantially free of United States income taxes.

Worldwide income tax payments, including Federal and state income taxes in the United States, in 1994, 1993 and 1992 (in millions) were $109, $156 and $71, respectively.

                                 Page 36
QUARTERLY DATA
- --------------
(Unaudited)
                                              Quarter ended
(Millions except for               -----------------------------------
  per share data)                  Dec. 31 Sept. 30  June 30  Mar. 31
                                   ------- --------  -------  -------
1994
Net sales                           $1,605   $1,531   $1,545   $1,371
Gross margin                           442      411      429      373
  Percent of sales                      28%      27%      28%      27%
Net income                              89       84       86       74

Per Common Share
  Net income                        $ 1.15   $ 1.10   $ 1.13   $ 1.01
  Cash dividends paid                  .30      .30      .30      .30
  Market price
    High                            54-1/4   54-5/8   58-3/4   62-1/8
    Low                             43-7/8   45-3/4   49-7/8   50-3/8

1993
Net sales                           $1,115   $1,053   $1,147   $1,086
Gross margin                           297      266      279      275
  Percent of sales                      27%      25%      24%      25%
Income before extraordinary item        30       44       53       53
Extraordinary item                      (4)                        (3)
Net income                              26       44       53       50

Per Common Share
  Income before extraordinary item  $  .41   $  .63   $  .77   $  .76
  Extraordinary item                  (.05)                      (.05)
  Net income                           .36      .63      .77      .71
  Cash dividends paid                  .30      .30     .275     .275
  Market price
    High                            55-3/8   51-3/4   47-1/8   43-3/4
    Low                             48       43       41-1/2   38-1/4

Results for 1994 reflect the acquisition of DCBU on January 31, 1994.

Results for the fourth quarter of 1993 were reduced by a $55 million acquisition integration charge related to the purchase of DCBU ($34 million after income tax credits, or $.49 per Common Share).

The redemption of debentures in 1993 resulted in extraordinary losses of $5 million and $6 million in the first and fourth quarters, respectively ($3 million and $4 million after income tax credits, or $.05 per Common Share in each quarter).

Gross margin for the second quarter of 1993 was reduced by a $9 million charge for streamlining certain Vehicle Components operations in Europe.

BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
- --------------------------------------------------
Operations are classified among three business segments:  Vehicle
Components, Electrical and Electronic Controls and Defense Systems. The major classes of products included in each segment and other information follows.

Vehicle Components
- ------------------
Truck Components - Heavy and medium duty mechanical and automatic transmissions; power take-offs; drive, trailer and steering axles; brakes; anti-lock brake systems; locking differentials; engine valves; valve lifters; leaf springs; viscous fan drives; fans and fan shrouds; power steering pumps; tire pressure control systems; tire valves.

Passenger Car Components - Engine valves; hydraulic valve lifters; viscous fan drives; fans and fan shrouds; locking differentials;
spring fluid dampers; superchargers; tire valves.

Off-Highway Vehicle Components - Mechanical and automatic transmissions; drive and steering axles; specialty axle products; brakes; engine valves; hydraulic valve lifters; gear and piston pumps and motors; transaxles and steering systems; geroters; control valves and cylinders; forgings; central tire inflation systems; tire valves.

The principal market for these products is original equipment manufacturers of trucks, passenger cars and off-highway vehicles.
Most sales of these products are made directly from the Company's plants to such manufacturers.

Electrical and Electronic Controls
- ----------------------------------
Industrial and Commercial Controls - Electromechanical and electronic controls including motor starters, contactors, overloads and electric drives; programmable controllers, counters, man/machine interface panels and pushbuttons; photoelectric, proximity, temperature and pressure sensors; residential, molded case, air and medium voltage circuit breakers; loadcenters; safety switches; panelboards; switchboards; switchgear components; switchgear dry type transformers; busway; meter centers; portable tool switches; commercial switches; relays; vacuum interrupters; illuminated pushbuttons and panels; annunciator panels; electrically actuated valves and actuators; pressure transducers and switches.

Automotive and Appliance Controls - Electromechanical and electronic controls including convenience, stalk and concealed switches; knock sensors; climate control components; speed controls; timers; pressure switches; water valves; range controls; thermostats; gas valves; infinite switches; temperature and humidity sensors; transmission valves; speed sensitive steering systems; tone generators and chimes; lighting controls; emission control valves; remote keyless entry systems and remote actuated solenoids.

Specialty Controls - Ion implanters; engineered fasteners; golf grips; industrial clutches and brakes; automated material handling systems; automated guided vehicles and stacker cranes.

The principal markets for these products are industrial, construction, commercial, automotive, appliance, aerospace and government customers. Sales are made directly by the Company or indirectly through distributors and manufacturers' representatives.

Defense Systems
- ---------------
Strategic countermeasures; tactical jamming systems; electronic intelligence; electronic support measures and radar surveillance.

The principal market for these products is the United States
Government.

Other Information
- -----------------
Operating profit represents net sales less operating expenses for each segment and geographic region and excludes interest expense and income, and general corporate expenses--net.

Identifiable assets for each segment and geographic region represent those assets used in operations, including excess of cost over net assets of businesses acquired, and exclude general corporate assets, which consist principally of short-term investments, deferred income taxes, investments carried at equity, property and other assets.

Net sales to divisions and subsidiaries of one customer, primarily from the Vehicle Components business segment (in millions), were $623 in 1994, $541 in 1993 and $491 in 1992 (10% of sales in 1994, 12% in
1993 and 1992).

                               Page 40

Geographic Region Information

                                 United                         Latin   Pacific   Elimin-
(Millions)                       States    Canada    Europe   America    Region    ations    Totals
                                 ------    ------    ------   -------    ------    ------    ------
1994
Net sales                        $4,807      $292      $912      $298      $103      $360     $6,052
Operating profit                    491        30        50         9        14                  594
Identifiable assets               3,098       119       636       156        57        86      3,980

1993
Net sales                        $3,404      $183      $769      $202      $ 81      $238     $4,401
Operating profit                    275        21        17         9        10                  332
Identifiable assets               1,726       101       548       103        48        60      2,466

1992
Net sales                        $3,002      $175      $861      $184      $ 66      $187     $4,101
Operating profit                    201        20        29         8         6                  264
Identifiable assets               1,781        74       630        98        48        59      2,572

Results for 1994 reflect the acquisition of DCBU on January 31, 1994.

Operating profit in 1993 was reduced $53 million in the United States and $2 million in Canada by an acquisition integration charge related to the purchase of DCBU, and by a $9 million charge for streamlining operations in Europe.


Geographic region information (table above) does not include results of associate companies and joint ventures in which the Company holds a 20%-50% ownership interest, which are accounted for by the equity method, and which had total sales as follows:

                                 United               Latin   Pacific
(Millions)                       States    Europe   America    Region    Totals
                                 ------    ------   -------    ------    ------

1994                                 $8       $15       $10      $240      $273
1993                                  7        13        15       169       204
1992                                  6        18         6       136       166

Business Segment Information

(Millions)                                     1994      1993       1992
                                               ----      ----       ----
Net sales by classes of similar products
  Vehicle Components
    Truck Components                         $1,798    $1,504     $1,244
    Passenger Car Components                    616       524        542
    Off-Highway Vehicle Components              414       329        307
                                             ------    ------     ------
                                              2,828     2,357      2,093
  Electrical and Electronic Controls
    Industrial and Commercial Controls        1,812       779        745
    Automotive and Appliance Controls           839       735        723
    Specialty Controls                          437       338        308
                                             ------    ------     ------
                                              3,088     1,852      1,776
  Defense Systems                               136       192        232
                                             ------    ------     ------
                                             $6,052    $4,401     $4,101
                                             ======    ======     ======

Operating profit
  Vehicle Components                         $  354    $  247     $  170
  Electrical and Electronic Controls
    (1993 reduced by the $55 million
    acquisition integration charge)             239        83         85
  Defense Systems                                 1         2          9
                                             ------    ------     ------
                                                594       332        264

Interest expense                                (91)      (75)       (89)
Interest income                                   7         8          9
General corporate expenses--net                 (22)       (3)        (3)
                                             ------    ------     ------
Income before income taxes                   $  488    $  262     $  181
                                             ======    ======     ======

Identifiable assets
  Vehicle Components                         $1,359    $1,230     $1,194
  Electrical and Electronic Controls          2,506     1,119      1,128
  Defense Systems                               115       117        250
                                             ------    ------     ------
                                              3,980     2,466      2,572
  General corporate assets                      702       802        648
                                             ------    ------     ------
Total assets                                 $4,682    $3,268     $3,220
                                             ======    ======     ======

Capital expenditures
  Vehicle Components                         $  149    $  124     $   93
  Electrical and Electronic Controls             98        68         67
  Defense Systems                                 5         7         14
  Corporate                                      15        28         12
                                             ------    ------     ------
                                             $  267    $  227     $  186
                                             ======    ======     ======
Depreciation and amortization
  Vehicle Components                         $  110    $  101     $  104
  Electrical and Electronic Controls            114        69         71
  Defense Systems                                14        15         16
  Corporate                                      13        11          9
                                             ------    ------     ------
                                             $  251    $  196     $  200
                                             ======    ======     ======

Results for 1994 reflect the acquisition of DCBU on January 31, 1994.

Operating profit of the Electrical and Electronic Controls segment in 1993 was reduced by a $55 million acquisition integration charge related to the purchase of DCBU. Operating profit of the Vehicle Components segment in 1993 was reduced by a $9 million charge for streamlining certain vehicle components operations in Europe.

Summary Financial Information for Eaton ETN Offshore Ltd.
- ---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore) was incorporated by Eaton under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to the Company or its subsidiaries. All of the issued and outstanding capital stock of Eaton Offshore is owned directly or indirectly by Eaton. Eaton Offshore owns all of the issued and outstanding capital stock of a number of subsidiaries. These subsidiaries are engaged principally in the manufacture of fasteners, leaf spring assemblies, engine components, and electrical and electronic controls. Effective January 31, 1994, Eaton Offshore, through its subsidiaries, acquired certain of the Canadian and Brazilian operations of DCBU. On June 30, 1994, ownership of certain other assets of DCBU was transferred to a subsidiary of Eaton Offshore from a subsidiary of Eaton.
Summary financial information for Eaton Offshore and its consolidated subsidiaries for the years ended December 31 follow (in millions):

                             1994    1993    1992    1991    1990
                             ----    ----    ----    ----    ----

Income statement data
  Net sales                  $494    $295    $295    $165    $188
  Gross profit                 87      42      42      26      29
  Net income                   20      13      17      13      12

Balance sheet data
  Current assets             $237    $160    $144    $124    $ 91
  Net intercompany
    receivables (payables)     (4)    (15)     24      33      17
  Noncurrent assets           122     109      86      42      48
  Current liabilities          83      50      51      20      21
  Noncurrent liabilities      107     114     115     104      73

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
- --------
Strong sales in 1994 resulted in the Company reporting the highest net sales, net income and net income per Common Share in its history. The strength of the year was underscored by the results of each quarter in 1994 which represented the best in the Company's history.

On January 31, 1994, the Company purchased the Distribution and Control Business Unit (DCBU) from Westinghouse Electric Corporation, the largest acquisition in the Company's history. This acquisition, as discussed under "Acquisitions and Divestitures of Businesses" in the Financial Review, substantially bolstered the prospects for the Electrical and Electronic Controls segment by providing greater product depth with world class technology and by increasing product offering and distribution opportunities. This acquisition improves the balance of sales and earnings between the Electrical and Electronic Controls segment and the historically strong Vehicle Components segment.

The strong sales increase was broadly based with record sales achieved in both the Vehicle Components and the Electrical and Electronic Controls segments. Each product class of these segments experienced double-digit growth in 1994 as compared to 1993. Net income for the year rose to $333 million in 1994. This represents a 92% increase compared to net income of $173 million in 1993 which was reduced by a $34 million after tax acquisition integration charge related to the purchase of DCBU and a $7 million extraordinary loss on the redemption of debentures. Net income per Common Share increased to $4.40 in 1994, a 78% increase over $2.47 (after the charges noted above) in 1993. Net income per Common Share increased by a lesser percentage than net income due to an additional 6.7 million Common Shares outstanding at year-end 1994.

1994 COMPARED TO 1993
- ---------------------
NET SALES
- ---------
Net sales for 1994 increased 38% to $6.1 billion from $4.4 billion in 1993. The increase in sales was a reflection of the contributions of acquired businesses, as well as the improvement in North American transportation and capital goods markets. The Company expects that in 1995 the North American economy will continue to favor transportation and capital goods markets.

Sales improvements were also recorded by virtually all of the Company's operations outside the United States due in part to export of products to meet North American market demands. The economic recovery that began in the United Kingdom in the past year spread to the European continent as additional market strength was evident in Germany, France, Italy and other continental countries as indicated by the 19% sales increase in Europe over 1993. Expectations are that the Company's European businesses will continue to benefit as the recovery continues. The purchase of DCBU also expanded the Company's presence in Latin America. The combination of this acquisition and the growth in existing operations resulted in a 48% sales increase in Latin America over 1993.

The Vehicle Components segment continued to experience significant growth as net sales increased to $2.8 billion for 1994, rising 20% over 1993's net sales of $2.4 billion. Although the increase in sales was driven by unprecedented levels of production of heavy trucks in North America, each product class in this segment reported an increase in excess of 17% in 1994 as compared to 1993. The heavy truck market set industry records, with North American factory sales of 226,000 units, a 7% increase over the previous record levels of 1979 and a 21% increase over 1993. Order backlogs for heavy trucks reached an all time high of 212,000 units at year-end 1994.

Vehicle Components segment sales also reflect higher sales of components for sport utility vehicles, minivans and light trucks which markets showed a 20% increase in North American factory sales in 1994 over 1993. These vehicles, where the Company's component sales are particularly strong, now account for nearly half of the domestic vehicle unit sales of United States based automobile manufacturers. Passenger Car Components sales in 1994 increased substantially over 1993 as the Company benefited from the 5% increase in factory sales of passenger cars in North America and also from improved market penetration. Additionally, sales of Off-Highway Vehicle Components showed marked improvement throughout the year as a result of strong demand for hydraulic components from agricultural, construction and industrial markets worldwide.

The positive outlook for the continued growth of the Vehicle Component product lines is based on increased use of heavy trucks in support of domestic manufacturing, consumer preference for minivans, light trucks and sport utility vehicles, increased production of multi-valve automobile engines, and strength of the construction and agricultural markets.

The Electrical and Electronic Controls segment's net sales in 1994 rose to $3.1 billion, a 67% increase over 1993 net sales of $1.9 billion. This segment now represents more than one-half of total sales. The DCBU acquisition was the principal cause for the increase in the Industrial and Commercial Controls product class, where sales more than doubled compared to 1993. Each of the remaining product classes in this segment reported an increase in excess of 14% in 1994 as compared to 1993. These increases were a reflection of strong growth experienced in the industrial, residential and commercial markets served by this segment.

Automotive and Appliance Controls sales in 1994 increased significantly over 1993 due to improved conditions in the passenger car and light truck markets served by the Company. The current strength of the North American household appliances market in comparison to previous years and positioning with appliance manufacturers also benefited the Company. Robust sales of semiconductor equipment, included in Specialty Controls, also contributed significantly to the 1994 sales increase for this segment. Sales have risen sharply over the past two years due to increased market penetration and worldwide demand for semiconductor equipment. Market leadership permitted the Company to benefit substantially from the industry's growth to the extent that order backlogs for ion implanters are at record levels. To meet this continuing demand, a new medium current ion implanter manufacturing facility will be built in Austin, Texas in 1995. A new high energy ion implantation system was introduced in mid-year 1994, and market response, particularly in the Far East, exceeded expectations.

Several factors raise expectations for continuing growth in the Electrical and Electronic Controls product lines, including broad demand for technologically advanced controls for industrial and commercial markets, ongoing strength of the United States economy, high level of capacity utilization across many industries, recovering markets in Europe and new market initiatives in the Far East.

OPERATING RESULTS
- -----------------
Income from operations increased 77% to $560 million in 1994 over $317 million in 1993, which was reduced by a $55 million acquisition integration charge before income tax credits related to the purchase of DCBU. This increase reflects the higher level of sales described above, including the contributions of acquired businesses, results of continuous improvement initiatives and inventory controls, efforts to maintain and improve efficiency and productivity in the face of greatly increased marketplace demand, and benefits of recent capacity and workforce rationalizations.

Operating profit for the Vehicle Components segment was strong, rising 43% to $354 million (13% of sales) in 1994 over $247 million (10% of sales) in 1993. Increased profits were attributable largely to improved sales levels and also were a reflection of continuing stringent cost containment efforts as well as economies achieved through organizational rationalizations of certain businesses which better positioned operations to benefit from further growth and market opportunities in global vehicle markets. In 1993, operating profit was reduced by $9 million as a result of streamlining certain Vehicle Components operations in Europe.

Operating profit for the Electrical and Electronic Controls segment significantly improved, rising 73% to $239 million (8% of sales) from $138 million (7% of sales) in 1993, before the effect of the $55 million acquisition integration charge. The improvement in profits resulted from higher sales volumes, including contributions from acquired businesses, emphasis placed on containing and controlling costs and realization of benefits of earlier resizings.

Interest expense of $91 million in 1994 increased from $75 million in 1993. This increase was primarily caused by a higher average borrowing level due to the issuance of $716 million of debt in 1994 to partially finance the acquisition of DCBU.

An analysis of changes in income taxes and the effective income tax rate is presented under "Income Taxes" in the Financial
Review.

CHANGES IN FINANCIAL CONDITION
- ------------------------------
The Company's financial condition remained strong during 1994. Net working capital increased to $744 million at year-end 1994 from $679 million at year-end 1993, with a slight decrement in the current ratio to 1.7 from 1.9 at those dates, respectively.

The reduction of $245 million in short-term investments at December 31, 1994 from the end of 1993 was primarily the result of the liquidation of $170 million to partially fund the acquisition of DCBU. Additionally, the Company redeemed $89 million of 8.5% debentures through the issuance of 1.3 million Common Shares in December 1993 for aggregate net proceeds of $62 million and 800,000 Common Shares in January 1994 for aggregate net proceeds of $38 million.

Accounts receivable increased by $339 million at December 31, 1994 from the end of 1993 largely due to the acquisition of DCBU and increased sales levels. The acquisition of DCBU was also the principal cause of the substantial increases in inventories, deferred income taxes, property, plant and equipment, excess of cost over net assets of businesses acquired, other assets, and current and long-term liabilities at December 31, 1994 compared to the end of 1993.

Total debt, consisting of short-term, long-term and current portion of long-term debt, increased to $1.1 billion at December 31, 1994 from the end of 1993, primarily due to debt issued to finance the acquisition of DCBU. The increase in total debt in 1994 was net of the redemption in January 1994 of $89 million of 8.5% debentures. Throughout the year, cash provided by operating activities was partially used to repay debt related to business acquisitions.

As previously discussed, through a private placement, the Company sold 800,000 Common Shares in January 1994 for $38 million.

Beginning in April 1995, the holder of these shares has the right to require the Company to register the shares for public sale under the Federal securities law. The Company sold 3.8 million Common Shares to the public in March 1994 for aggregate net proceeds of $214 million. In November 1994, the Company issued
1.6 million Common Shares, which are being registered under the Federal securities laws, in the pooling-of-interests with Lectron Products, Inc.

Capital expenditures for 1994 were a record $267 million compared with $227 million in 1993, reflecting the Company's ongoing investment program under long-range goals to achieve improvements in product quality, manufacturing productivity and business growth. Capital spending in 1995 is anticipated to be another all-time record in order to enable the Company to enhance product quality through technology improvements, to keep pace with the strength of orders in virtually all product lines, and to achieve long-term growth prospects.

Net cash provided by operating activities reached a record $522 million in 1994 compared with $435 million in 1993 and $381 million in 1992. The improvement in cash flow from increased net income and other items exceeded cash requirements to satisfy increased working capital demands, primarily the substantial increase in accounts receivable. Net cash provided by operating activities, supplemented by liquidation of short-term investments, funding from unsecured notes and other borrowings, proceeds from the sale of businesses and the issuance of Common Shares were used to fund business acquisitions, capital expenditures, cash dividends and repayment of debt.

As a result of the sale of the Common Shares, notes and debentures, as well as cash flow from operations, the Company canceled a $555 million 364-day revolving credit agreement and $255 million of a $555 million five-year revolving credit agreement which had been entered into in January 1994 to provide interim financing for the acquisition of DCBU. The Company is maintaining the strength of the balance sheet and has now restored it to pre-acquisition standards in less than a year with the debt to capital ratio again below 40%. The Company believes capital resources available in the form of working capital on-hand, lines of credit and funds provided by operations will more than adequately meet anticipated requirements for capital expenditures and business expansion through niche acquisitions.

The combination of DCBU with the Company's Industrial Controls and Power Distribution Operations (ICPDO) strengthened the competitive position in the Electrical and Electronic Controls segment and will provide the opportunity for significant cost savings resulting from the complementary fit of the two businesses. Substantial efficiencies are beginning to be experienced due to the combination of the two operations. The Company has a comprehensive integration plan which is focused on rationalization of product lines and manufacturing operations, integration of sales and distribution functions and reduction of administrative expenses. The plan includes plant closures over the next few years to eliminate over-capacity. To date, the Company has closed and/or announced the closure of twenty-three facilities. The Company has also sold four facilities as a result of divestiture activities. It has also begun the relocation of several product lines as a result of the rationalization plan. The cost of the consolidation program for ICPDO locations was included in the 1993 $55 million acquisition integration charge. To date, expenditures and charges total $20 million with the remaining $35 million expected to occur primarily over the next three years. Remaining expenditures will be funded through cash flow from combined operations. For actions related to the acquired locations, such costs have been considered in the allocation of the purchase price.

In the normal course of business, the Company is exposed to various financial risks including interest and foreign exchange rates. The Company has developed systems to continuously measure exposures to assure that exposures are evaluated comprehensively so that appropriate and timely action can be taken to reduce risk, if necessary. Monitoring of exposures and the evaluation of risks includes approval of derivative activities on a discrete basis by senior management. Oversight and review is performed monthly by senior management. In order to minimize the impact of potential defaults, the Company specifically limits counterparty credit exposure to prudent dollar limits. The Company's derivative activities are described in greater detail under "Debt and Other Financial Instruments" in the Financial Review.

To reflect current market conditions, the discount rate used to measure the projected benefit obligations for pensions and postretirement benefits other than pensions was increased to 8.50% from 7.25%. This change had the effect of decreasing the accumulated pension benefit obligation by $140 million with an offsetting increase in the unamortized net gain. The changes in assumed rates for postretirement benefits other than pensions had the effect of decreasing the accumulated postretirement benefit obligation which offset changes in other plan provisions. The effect of the change in the discount rates on future expense for pensions and postretirement benefits other than pensions will not be material.

At December 31, 1994 and 1993, the Company had net deferred income tax assets included in current and long-term assets. Management believes it is more likely than not that these tax benefits will be realized through the reduction of future taxable income. Significant factors considered by management in determination of the probability of realization of deferred tax assets include historical operating results of the Company, expectations of future earnings and the extended period of time over which the postretirement health care liability will be paid.

The Company has manufacturing operations in Mexico, none of which are significant to overall operations. The recent devaluation of the Peso in Mexico had an immaterial adverse effect on the

Company's financial position and results of operations.  The
Company will continue to monitor the economic situation in Mexico.

Operations of the Company involve the use, disposal and clean-up of certain substances regulated under environmental protection laws, as further discussed under "Protection of the Environment" in the Financial Review. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed will not have a material adverse effect on financial condition.

To enhance shareholder value and to avoid dilution of earnings per share resulting from the exercise of stock options by employees, the Company's Board of Directors authorized the purchase of up to five million Common Shares. Under the Board's authorization, the Company may purchase the shares over a five year period; however, only a maximum of 1.5 million shares can be purchased in any one year.

1993 COMPARED TO 1992
- ---------------------
NET SALES
- ---------
Net sales for 1993 increased by 7% to $4.4 billion from $4.1 billion in 1992. The increase occurred principally in the United States and was largely due to a strengthened North American market for heavy and light trucks, vans and sport utility vehicles, responding to a United States economic recovery. The improvement in North America more than offset effects of the continued deep European recession. In North America, certain markets, which had been sluggish through most of 1993, showed sales improvements in the fourth quarter.

Vehicle Components segment net sales increased to $2.4 billion for 1993, rising 13% over 1992 sales of $2.1 billion. The improvement was largely due to significant growth in sales of truck components, following the best year for factory sales of heavy trucks in North America since 1979. Passenger car and light truck markets also showed improvement in 1993. Off-highway equipment markets, which had been down for several years, improved considerably. Strong sales growth in North America was partially offset by reduced sales in Europe where vehicle markets remain weak.

The Electrical and Electronic Controls segment showed a net sales increase of 4% in 1993 to $1.9 billion compared to $1.8 billion in 1992. The improvement was largely due to increased sales of industrial and commercial controls and specialty controls.
Strong North American markets for automotive and appliance controls were largely offset, however, by continued weakness in corresponding European markets due to economic recession and the negative impact of foreign currency exchange rate fluctuations.

Rising demand for portable tools, factory equipment and residential housing drove the increase in sales of industrial and commercial controls. Sales of industrial and power distribution equipment, which tend to lag any North American economic recovery, rose sharply in the fourth quarter. The semiconductor equipment business, included in specialty controls, experienced strong results throughout the year, with a 19% improvement in sales for 1993 over 1992.

OPERATING RESULTS
- -----------------
Income from operations increased 33% to $317 million in 1993 over $238 million in 1992. This increase was due to significant sales growth as well as benefits achieved through ongoing cost containment and productivity improvements. This improvement was achieved in spite of a $55 million acquisition integration charge related to the purchase of DCBU and a $9 million charge, included in cost of products sold in 1993, for streamlining certain vehicle components operations in Europe.

The Vehicle Components segment operating profit rose to $247 million (10% of sales) for 1993, a substantial improvement over $170 million (8% of sales) for 1992 despite a $9 million charge recorded in 1993 for streamlining certain European operations. The improvement was largely a result of improved markets in North America for heavy and light trucks, vans and sport utility vehicles. Other factors contributing to increased profits were continuing stringent cost containment efforts and economies achieved through capacity and workforce rationalizations of certain businesses, which better positioned operations to benefit from further growth in vehicle markets.

The Electrical and Electronic Controls segment operating profit significantly improved, before the effect of the $55 million acquisition integration charge, rising 62% to $138 million in 1993 (7% of sales) from $85 million (5% of sales) in 1992. The improved segment profit picture was partially due to sales growth experienced in certain controls markets, but was also a clear reflection of continuing emphasis placed on containing and controlling costs and realization of anticipated benefits of earlier capacity and workforce rationalization efforts. The depressed European economy negatively impacted controls businesses, particularly automotive and appliance controls. Profit for this segment was reduced by a $55 million pretax charge recorded in December 1993 for integration of ICPDO product lines and operations with DCBU to form the new Cutler-Hammer business unit.

Interest expense declined to $75 million for 1993, the lowest level since 1986, from $89 million for 1992 largely due to the reduction of higher interest rate debt, lower debt levels during 1993 and increased capitalized interest.

Other income--net was $12 million in 1993, down from $23 million in 1992, largely due to the $11 million pretax gain on the sale of an interest in a limited partnership in 1992.

An analysis of changes in income taxes and the effective income tax rate is presented under "Income Taxes" in the Financial
Review.

In 1992, new accounting standards for postretirement benefits other than pensions and for income taxes were adopted, which together reduced net income by $268 million due to the recognition of the cumulative effect for prior years.

                                  Page 53

Eaton Corporation

Five-Year Consolidated Financial Summary
For the year                                          1994      1993      1992      1991      1990
- ---------------------------------------------------------------------------------------------------
(Millions except for per share data)
Net sales                                           $6,052    $4,401    $4,101    $3,659    $4,083
Income before extraordinary item and cumulative
  effect of accounting changes                         333       180       140        74       179
Extraordinary item                                                (7)
Cumulative effect of accounting changes
  Postretirement benefits other than pensions                             (274)
  Income taxes                                                               6
Net income (loss)                                      333       173      (128)       74       179


Per Common Share
  Income before extraordinary item and
    cumulative effect of accounting changes         $ 4.40    $ 2.57    $ 2.03    $ 1.09    $ 2.53
  Extraordinary item                                            (.10)
  Cumulative effect of accounting
    changes
      Postretirement benefits other
        than pensions                                                    (3.97)
      Income taxes                                                         .09
  Net income (loss)                                   4.40      2.47     (1.85)     1.09      2.53
  Cash dividends paid                                 1.20      1.15      1.10      1.10      1.05


At the year-end
- ---------------------------------------------------------------------------------------------------
Total assets                                        $4,682    $3,268    $3,220    $3,184    $3,140
Long-term debt                                       1,053       649       833       795       755
Total debt                                           1,089       773       882       927       815
Shareholders' equity                                 1,680     1,105       948     1,153     1,140


Results for 1994 reflect the acquisition of DCBU on January 31, 1994.

Income in 1993 was reduced by a $55 million acquisition integration charge related to the purchase of DCBU ($34 million after income tax credits, or $.49 per Common Share).

Income in 1993 was reduced by an extraordinary loss of $11 million for the redemption of debentures ($7 million after income tax credits, or $.10 per Common Share).

Income in 1991 was reduced by a restructuring charge of $39 million ($25 million after income tax credits, or $.38 per Common Share).



                       Eaton Corporation
                1994 Annual report on Form 10-K
                          Item 14 (c)
                   Listing of Exhibits Filed



          3    Amended Articles of Incorporation adopted on
               April 27, 1994 - Incorporated by reference to the
               Company's Form 8-K Report dated May 19, 1994 and
               Amended Regulations (as amended and restated as of April 27, 1988, filed as a separate section of this report)

          4 Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K
               Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

          10   Material contracts

               The following are either a management contract or a compensatory plan or arrangement:

               (a) Deferred Incentive Compensation Plan (as amended and restated May 1, 1990) -
                    Incorporated by reference to the Company's
                    Annual Report on Form 10-K for the year
                    ended December 31, 1993

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

               (d) 1991 Stock Option Plan - Incorporated by reference to the Company's definitive proxy statement dated March 18, 1991

               (e) The following are incorporated by reference to the Company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1990:

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

               (f) The following are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990:

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

          27 Financial Data Schedule (filed as a separate section of this report)



