Form 10-K/A
period 1994-12-31
EATON CORP
filed 1995-04-04
CIK 31277

United States
                Securities and Exchange Commission
                     Washington, D.C.  20549


                            Form 10-K/A

Amendment #1 - To include Financial Data Schedule inadvertently not included in the original submission dated March 21, 1995.

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


                                    Eaton Corporation
                                   ------------------------------
                                    Registrant

Date:  April 4, 1995                /s/ Stephen R. Hardis
                                    ------------------------------
                                    Stephen R. Hardis
                                    Vice Chairman and Chief
                                    Financial and Administrative
                                    Officer; Principal Financial
                                    Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  April 4, 1995


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



