Form 10-Q
period 1995-03-31
EATON CORP
filed 1995-05-08
CIK 31277

Page 1

                         United States
              Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended March 31, 1995
                     --------------


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

There were 77.8 million Common Shares outstanding as of March 31, 1995.

                 Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation
Condensed Consolidated Balance Sheets


                                       March 31,    December 31,
(Millions)                               1995           1994
                                         ----           ----
ASSETS
Current assets
  Cash                                 $   22         $   18
  Short-term investments                   39             23
  Accounts receivable                   1,052            889
  Inventories                             735            698
  Deferred income taxes and
    other current assets                  229            218
                                       ------         ------
                                        2,077          1,846
Property, plant and equipment           1,475          1,469
Excess of cost over net assets
  of businesses acquired                  844            850
Deferred income taxes and
  other assets                            530            517
                                       ------         ------
                                       $4,926         $4,682
                                       ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current
    portion of long-term debt          $   53         $   36
  Accounts payable and other
    current liabilities                 1,133          1,066
                                       ------         ------
                                        1,186          1,102
Long-term debt                          1,102          1,053
Postretirement benefits other
  than pensions                           573            573
Other long-term liabilities               299            274
Shareholders' equity                    1,766          1,680
                                       ------         ------
                                       $4,926         $4,682
                                       ======         ======
See accompanying notes.

                               Page 3

Eaton Corporation
Statements of Consolidated Income

                                              Three Months Ended
                                                   March 31
                                              ------------------
(Millions except for per share data)            1995        1994
                                                ----        ----
Net sales                                     $1,731      $1,371

Costs and expenses
  Cost of products sold                        1,265         998
  Selling and administrative expense             229         197
  Research and development expense                57          50
                                              ------      ------
                                               1,551       1,245
                                              ------      ------
Income from operations                           180         126

Other income and (expense)
  Interest expense                               (23)        (23)
  Interest income                                  1           2
  Other income--net                                5           2
                                              ------      ------
                                                 (17)        (19)
                                              ------      ------
Income before income taxes                       163         107
Income taxes                                      55          33
                                              ------      ------
Net income                                    $  108      $   74
                                              ======      ======

Per Common Share
  Net income                                  $ 1.39      $ 1.01

  Cash dividends paid                         $  .30      $  .30

Average number of Common Shares outstanding     77.9        73.1


See accompanying notes.

                               Page 4

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
(Millions)                                                1995       1994
                                                          ----       ----
Operating activities
  Net income                                            $  108     $   74
    Adjustments to reconcile to net cash
      provided by operating activities
        Depreciation and amortization                       66         62
        Changes in operating assets and liabilities,
          excluding acquisitions of businesses            (151)      (115)
        Other--net                                          18         38
                                                        ------     ------
Net cash provided by operating activities                   41         59

Investing activities
  Acquisitions of businesses, less cash acquired            (5)    (1,096)
  Expenditures for property, plant and equipment           (57)       (39)
  Net change in short-term investments                     (19)       246
  Other--net                                                14          3
                                                        ------     ------
Net cash used in investing activities                      (67)      (886)

Financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                                        200
      Payments                                             (28)       (98)
  Borrowings with original maturities of less than
    three months - net                                      89        469
  Proceeds from sale of Common Shares                                 252
  Proceeds from exercise of stock options                    1         16
  Cash dividends paid                                      (23)       (22)
  Purchase of Common Shares                                 (9)
                                                        ------     ------
Net cash provided by financing activities                   30        817
                                                        ------     ------
Increase (decrease) in cash                                  4        (10)
Cash at beginning of year                                   18         32
                                                        ------     ------
Cash at end of period                                   $   22     $   22
                                                        ======     ======

See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:


Preparation of Financial Statements
- -----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1994 Annual Report on Form 10-K.


Net Income per Common Share
- ---------------------------
Net income per Common Share is computed by dividing net income by the average month-end number of shares outstanding during each period. The dilutive effect of common stock equivalents, comprised solely of employee options for Common Shares, is not material.


Inventories
- -----------
                                   March 31,   December 31,
(Millions)                           1995          1994
                                     ----          ----
Raw materials and supplies           $247          $213
Work in process and
  finished goods                      580           574
                                     ----          ----
Gross inventories at FIFO             827           787
Excess of current cost
  over LIFO cost                      (92)          (89)
                                     ----          ----
Net inventories at LIFO              $735          $698
                                     ====          ====


Subsequent Event - Debt
- -----------------------
In April 1995, the Company entered into a $200 million 364-day revolving credit agreement to provide funds for general corporate purposes, including acquisitions.


Subsequent Event - Acquisitions of Businesses
- ---------------------------------------------
On May 1, 1995, in two separate transactions, the Company acquired the IKU Group of The Netherlands and the electrical switchgear and controls business from Email Ltd. of Australia. These two acquisitions had combined sales of approximately $110 million in 1994.

The IKU Group, a privately-owned company, is a leading supplier of electric mirror actuators for automotive manufacturers. The patented designs are used by every major mirror manufacturer in the United States, Europe and Korea. The IKU Group acquisition complements

Eaton's automotive controls operations, provides a unique opportunity for the Company to expand capabilities in the high-growth actuator/sensor product line, and strengthens the Company's position as a worldwide automotive controls supplier.

Email Ltd.'s switchgear and controls business manufactures and distributes a wide range of electrical equipment including circuit breakers, panelboards, contactors and switchgear. This acquisition is an important part of the international growth strategy of the Company's Cutler-Hammer business. In addition to providing the Company with an immediate presence in the emerging Southeast Asian markets, the acquisition provides the Company with a platform from which the full range of Cutler-Hammer products can be sold to original equipment manufacturers and distributors in that region.


Summary Financial Information for Eaton ETN Offshore Ltd.
- ---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore) was incorporated by Eaton under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to the Company or it's subsidiaries. All of the issued and outstanding capital stock of Eaton Offshore is owned directly or indirectly by Eaton. Eaton Offshore owns all of the issued and outstanding capital stock of a number of subsidiaries. These subsidiaries are engaged principally in the manufacture of fasteners, leaf spring assemblies, engine components, and electrical and electronic controls. Summary financial information for Eaton Offshore and its consolidated subsidiaries are summarized as follows (in millions):

                                      Three Months Ended
                                           March 31
                                      ------------------
                                      1995          1994
                                      ----          ----
Income statement data
  Net sales                           $144          $106
  Gross margin                          28            17
  Net income                            13             1

                                    March 31,   December 31,
                                      1995          1994
                                      ----          ----
Balance sheet data
  Current assets                      $315          $237
  Noncurrent assets                    124           122
  Net intercompany payables             63             4
  Current liabilities                   87            83
  Noncurrent liabilities               105           107


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------
Strong sales growth continued in the first quarter of 1995, resulting in the Company reporting its fifth consecutive quarter of record sales, net income and net income per Common Share. The improvement in sales was broadly based with the increase primarily attributable to higher unit volumes in both the Vehicle Components and the Electrical and Electronic Controls segments. Each product class in these segments experienced double-digit sales growth in the first quarter of 1995 compared to the same period in 1994. Based on the performance of the Company in the first quarter and the current market outlook, 1995 should be the second consecutive year of record results.

Net sales for the first quarter of 1995 increased 26% to $1.7 billion over the comparable period in 1994. The sales increase reflects substantially improved sales of the Truck Components product class due to the continued strong pace of North American factory sales of heavy trucks. The improvement was also aided by the inclusion in 1995 of three full months of sales from the former Westinghouse Distribution and Controls Business Unit (DCBU). In the prior year period, only two months of sales were recorded for this acquisition due to its effective date of January 31, 1994. Improved sales also resulted from other acquisitions made during the fourth quarter of 1994 including Lectron Products, Inc. and Eaton Controles Ltda. In addition, the Company is experiencing sales increases from the European economic recovery.

Income from operations increased to $180 million in the first quarter of 1995 (10% return on sales) from $126 million for the same period in 1994 (9% return on sales). This improvement was primarily a result of the higher sales volume described above, as well as from ongoing cost reduction efforts and productivity improvement programs. For the past three years, the Company has experienced productivity improvements exceeding 4%. These improvements have enabled the Company to maintain its margins while pricing products competitively in value-driven world markets.

Net income rose 46% to $108 million for the first quarter of 1995 over the comparable period in 1994 largely due to increased sales and other improvements in operating performance discussed above.
However, net income per Common Share for the first quarter of 1995 increased by a lesser percentage (38%) than net income due to the effect of additional shares outstanding.

Results of the Company's Vehicle Components segment for the three months ended March 31 are summarized as follows (in millions):

                                1995      1994
                                ----      ----
Net sales
  Truck Components              $530      $430
  Passenger Car Components       174       148
  Off-Highway Vehicle
    Components                   127       100
                                ----      ----
                                $831      $678
                                ====      ====
Operating profit                $123      $ 89
                                ====      ====

The Vehicle Components segment continued to experience significant growth in sales, which rose 23% in the first quarter of 1995 over the same period of 1994. Although the increase in sales was driven by unprecedented levels of production of heavy trucks in North America, each of the three product classes in this segment reported sales increases in excess of 17% for the first quarter of 1995 compared to the same period in 1994.

North American factory sales of heavy trucks, which set records in 1994, were 22% higher in the first quarter of 1995 on a year-to-year basis. Order backlogs for heavy trucks have reached an all-time high of 234,000 units. Segment sales also reflect higher sales of components for sport utility vehicles, minivans and light trucks. Although North American sales of passenger cars and light trucks have leveled off, production remains strong. Additionally, sales of Off-Highway Vehicle Components have shown marked improvement as a result of strong demand for hydraulic components from the agricultural, construction and industrial markets.

Operating profit for the Vehicle Components segment was strong, rising 38% for the first quarter of 1995 over the same period of 1994. This represents a 15% return on sales for the first quarter of 1995 (13% in 1994). The improvement in profits was primarily attributable to improved sales volume, ongoing cost reduction efforts and productivity improvement programs. Profit margins in the Truck Components product class are improving as the Company's manufacturing facilities adjust to higher demand.

The Company's expectations for continued growth in the Vehicle Components product lines are based on increased use of heavy trucks in support of domestic manufacturing, consumer preference for minivans, light trucks and sport utility vehicles, increased production of multi-valve automobile engines, and strength of the construction and agricultural markets.

Results of the Company's Electrical and Electronic Controls segment for the three months ended March 31 are summarized as follows (in millions):


                                1995      1994
                                ----      ----
Net sales
  Industrial and Commercial
    Controls                    $471      $364
  Automotive and Appliance
    Controls                     273       200
  Specialty Controls             128       101
                                ----      ----
                                $872      $665
                                ====      ====
Operating profit                $ 70      $ 42
                                ====      ====

The Electrical and Electronic Controls segment continued to experience significant growth in sales, which rose 31% in the first quarter of 1995 compared to the same period in 1994. This segment now represents more than one-half of total Company sales. Although first quarter 1995 sales for this segment were aided by the inclusion of three months of sales from DCBU compared to only two months of sales following its acquisition on January 31, 1994, each of the three product classes in the Electrical and Electronic Controls segment reported sales increases in excess of 26%.

The Industrial and Commercial Controls product line has been effected by higher interest rates which have slowed residential construction from the levels of the prior year; however, the recovery now underway in non-residential construction is expected to bring substantial benefit to this product line. This product line is also benefiting from the current boom in capital spending, which is expected to show double-digit growth in 1995 for the second consecutive year. The Automotive and Appliance Controls sales increase was partly due to fourth quarter 1994 niche acquisitions that complement existing operations. Robust sales of semiconductor equipment, included in Specialty Controls, also contributed to the sales increase for this segment. Semiconductor equipment sales have risen sharply over the past two years due to increased market penetration and worldwide demand. Sales of the Company's ion implanters are at an all-time high.

Operating profit for the Electrical and Electronic Controls segment was up 67% in the first quarter of 1995 over the same period in 1994. This represents an 8% return on sales for the first quarter of 1995 compared to 6% for the comparable period in 1994. The improvement in profits resulted from higher sales volume, including the contributions from acquired businesses, and benefits from ongoing cost reduction efforts and productivity improvement programs. The integration of the DCBU acquisition continues to be ahead of schedule.

Several factors raise expectations for continuing growth in the Electrical and Electronic Controls segment including ongoing strength in the United States economy and the recovering markets in Europe, a capital spending boom based on the ongoing reindustrialization of the United States economy, the drive for productivity gains in the manufacturing sector, and favorable developments in non-residential construction signaled by an increase in contracts signed for commercial and industrial space.

Results of the Company's Defense Systems segment for the three months ended March 31 are summarized as follows (in millions):

                                1995      1994
                                ----      ----
Net sales                       $ 28      $ 28
Operating profit                  (1)

The Company is benefiting from fundamental improvements in productivity and quality that have given United States manufacturers a competitive advantage in world markets.

There are three ways in which the Company is expanding sales and earnings: through internal development of new products, by expanding into global markets and by acquiring companies or product lines.

The Company's investments in internal development are being used to make mechanical products "smart" by applying electronics, and to develop assemblies and subsystems instead of components. Electronic technology is becoming increasingly sophisticated and durable, and the Company is applying this technology in ways which adds value for customers by enabling them to differentiate themselves from their competitors. Likewise, as major customers seek to simplify their manufacturing and reduce suppliers, the Company is finding opportunities to provide full assemblies rather than components alone.

The Company is redoubling efforts to expand in Latin America and the Pacific Rim, regions expected to have the highest growth rates for the foreseeable future. Eaton intends to leverage its strong established presence in North America and Europe to these less developed regions which require many of the Company's products.

Steady progress toward the Company's long-term goal of building sustainable earnings growth throughout the economic cycle is being accomplished in part through niche acquisitions that complement existing operations and continued resizing of existing operations. Over the past ten years, Eaton has acquired 29 companies or product lines to strengthen its businesses and assure their world-class competitiveness.

The Company's ongoing investment program under long-range goals to achieve improvements in product quality, manufacturing productivity and business growth has led Eaton to plan record capital spending in 1995, nearly $350 million. In the prior five years, the Company spent more than $1 billion on capital expenditures, with the vast majority (70%) towards projects related to growth, cost reduction and tooling.


Changes in Financial Condition
- ------------------------------
The Company's financial condition improved during the first three months of 1995. Net working capital increased to $891 million at March 31, 1995 from $744 million at the end of 1994 and the current ratio rose to 1.8 from 1.7 at those dates, respectively.

Improved sales caused the $163 million increase in accounts receivable at March 31, 1995 from the end of 1994. Total debt, consisting of short-term, long-term and current portion of long-term, increased by $66 million at March 31, 1995 from year-end 1994 primarily due to the funding of the substantial increase in accounts receivable. In April 1995, the Company entered into a $200 million 364-day revolving credit agreement to provide funds for general corporate purposes, including acquisitions.

Net cash provided by operating activities was $41 million for the first three months of 1995 compared to $59 million for the comparable period in 1994. The improvement in cash flow resulting from increased net income was offset by the cash requirements to fund increased working capital, primarily the substantial increase in accounts receivable caused by the higher level of sales reported in the first quarter of 1995. Net cash provided by operating activities in the first three months of 1995, supplemented by the funding from commercial paper and other borrowings were used to fund capital expenditures, cash dividends and the repayment of debt.

                  PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 26, 1995 at which security holders: (a) re-elected four directors and elected one new director, (b) approved an Eaton Stock Plan to provide stock options to non-employee directors and salaried employees, (c) approved an Incentive Compensation Deferral Plan that allows for long-term incentive awards and for participants to defer receipt of the amounts earned, and
(d) ratified the appointment of the accounting firm of Ernst & Young LLP as the Company's independent auditors for 1995.

Results of the voting in connection with each issue were as follows:

Voting on Directors
- -------------------
                          For          Withheld       Total
                          ---          --------       -----
N. A. Armstrong       67,812,555       556,243     68,368,798
W. E. Butler          67,859,525       509,273     68,368,798
E. Green              67,781,874       586,924     68,368,798
A. W. Reynolds        67,842,186       526,612     68,368,798
J. S. Rodewig         67,851,522       517,276     68,368,798


Eaton Stock Plan
- ----------------
In Favor     - 48,705,090
Against      - 14,846,923
Abstain      -  1,236,985
Broker Non-
  Votes      -  3,579,800
               ----------
Total          68,368,798


Incentive Compensation Deferral Plan
- ------------------------------------
In Favor     - 61,800,311
Against      -  2,213,792
Abstain      -    826,169
Broker Non-
  Votes      -  3,528,526
               ----------
Total          68,368,798


Ratification of Independent Auditors
- ------------------------------------
In Favor     - 67,410,977
Against      -    718,862
Abstain      -    238,959
               ----------
Total          68,368,798

Item 5.  Other Information

As announced at the 1995 Annual Meeting of Shareholders, the Company's Board of Directors elected Stephen R. Hardis to become Chairman and Chief Executive Officer, and Alexander M. Cutler to become President and Chief Operating Officer. Mr. Hardis' promotion to Chief Executive Officer and Mr. Cutler's promotion are effective September 1, 1995. Mr. Hardis will assume the additional responsibility of board chairman when current Chairman and Chief Executive Officer William E. Butler retires on December 31, 1995.

As announced at the 1995 Annual Meeting of Shareholders, as a result of the Company's strong balance sheet and cash flow from operations and the strength of its markets, the Board of Directors raised the quarterly cash dividend from 30 cents to 40 cents, payable on May 25, 1995 to shareholders of record as of May 8, 1995. This represents a 33% increase and is the second increase in less than two years. Eaton has paid dividends on Common Shares annually since 1923.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months ended March 31, 1995.

                           Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  May 4, 1995              /s/ Stephen R. Hardis
                                ----------------------------
                                Stephen R. Hardis
                                Vice Chairman and Chief
                                Financial and Administrative
                                Officer; Principal Financial
                                Officer

                       EATON CORPORATION

                         EXHIBIT INDEX

Regulation S-K,
Item 601 - Exhibit
Reference Number                   Exhibit
- ----------------                   -------

        4             Pursuant to Regulation S-K
                      Item 601 (b)(4), the Company
                      agrees to furnish to the
                      Commission, upon request, a copy
                      of the instruments defining
                      the rights of holders of long-term
                      debt of the Company and its
                      subsidiaries.

       11             Computations of net income per
                      Common Share can be determined from
                      the Statements of Consolidated Income
                      on page 3 and the footnote "Net Income
                      per Common Share" on page 5.

       27             Financial Data Schedule