Form 10-Q
period 1995-06-30
EATON CORP
filed 1995-08-08
CIK 31277

Page 1

                         United States
              Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended June 30, 1995
                     -------------


Commission file number 1-1396
                       ------

                     Eaton Corporation
-------------------------------------------------------------
 (Exact name of registrant as specified in its charter)


          Ohio                          34-0196300
-------------------------------------------------------------
 (State of incorporation)            (I.R.S. Employer
                                    Identification No.)


      Eaton Center, Cleveland, Ohio           44114-2584
-------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


                     (216) 523-5000
-------------------------------------------------------------
  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes X
                      ---

There were 77.9 million Common Shares outstanding as of June 30, 1995.

                Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation
Condensed Consolidated Balance Sheets

                                       June 30,     December 31,
(Millions)                               1995           1994
                                         ----           ----
ASSETS
Current assets
  Cash                                 $    9         $   18
  Short-term investments                   18             23
  Accounts receivable                   1,053            889
  Inventories                             773            698
  Deferred income taxes and
    other current assets                  237            218
                                       ------         ------
                                        2,090          1,846
Property, plant and equipment           1,542          1,469
Excess of cost over net assets
  of businesses acquired                  923            850
Deferred income taxes and
  other assets                            526            517
                                       ------         ------
                                       $5,081         $4,682
                                       ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current
    portion of long-term debt          $   40         $   36
  Accounts payable and other
    current liabilities                 1,109          1,066
                                       ------         ------
                                        1,149          1,102
Long-term debt                          1,181          1,053
Postretirement benefits other
  than pensions                           575            573
Other long-term liabilities               318            274
Shareholders' equity                    1,858          1,680
                                       ------         ------
                                       $5,081         $4,682
                                       ======         ======
See accompanying notes.

                           Page 3

Eaton Corporation
Statements of Consolidated Income



                                             Three Months Ended    Six Months Ended
                                                  June 30              June 30
                                             -------------------   -----------------
(Millions except for per share data)             1995      1994       1995      1994
                                                 ----      ----       ----      ----
Net sales                                     $ 1,758   $ 1,545    $ 3,489   $ 2,916

Costs and expenses
  Cost of products sold                         1,289     1,116      2,554     2,114
  Selling and administrative expense              238       229        470       429
  Research and development expense                 58        55        115       105
                                              -------   -------    -------   -------
                                                1,585     1,400      3,139     2,648
                                              -------   -------    -------   -------
Income from operations                            173       145        350       268

Other income and (expense)
  Interest expense                                (23)      (21)       (43)      (41)
  Interest income                                   2         1          3         3
  Other income--net                                12                   17         2
                                              -------   -------    -------   -------
                                                   (9)      (20)       (23)      (36)
                                              -------   -------    -------   -------
Income before income taxes                        164       125        327       232
Income taxes                                       54        39        109        72
                                              -------   -------    -------   -------
Net income                                    $   110   $    86    $   218   $   160
                                              =======   =======    =======   =======

Per Common Share

  Net income                                  $  1.41   $  1.13    $  2.79   $ 2.15

  Cash dividends paid                         $   .40   $   .30    $   .70   $  .60

Average number of Common Shares outstanding      77.9      76.3       77.9     74.5


See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

                                                        Six Months Ended
                                                            June 30
                                                       ------------------
(Millions)                                                1995     1994
                                                          ----     ----
Operating activities
  Net income                                            $  218   $  160
    Adjustments to reconcile to net cash provided by
      operating activities
        Depreciation and amortization                      137      125
        Changes in operating assets and liabilities,
          excluding acquisitions of businesses            (200)    (112)
        Other--net                                          33       56
                                                        ------   ------
Net cash provided by operating activities                  188      229

Investing activities
  Acquisitions of businesses, less cash acquired          (112)  (1,097)
  Expenditures for property, plant and equipment          (144)     (90)
  Net change in short-term investments                       2      246
  Other--net                                                14        9
                                                        ------   ------
Net cash used in investing activities                     (240)    (932)

Financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                             292      581
      Payments                                             (64)    (263)
  Borrowings with original maturities of less than
    three months - net                                    (123)     142
  Proceeds from sale of Common Shares                               252
  Proceeds from exercise of stock options                    7       17
  Cash dividends paid                                      (55)     (45)
  Purchase of Common Shares                                (14)
                                                        ------   ------
Net cash provided by financing activities                   43      684
                                                        ------   ------
Decrease in cash                                            (9)     (19)
Cash at beginning of year                                   18       32
                                                        ------   ------
Cash at end of period                                   $    9   $   13
                                                        ======   ======

See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:

Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1994 Annual Report on Form 10-K.

Net Income per Common Share
---------------------------
Net income per Common Share is computed by dividing net income by the average month-end number of shares outstanding during each period. The dilutive effect of common stock equivalents, comprised solely of options for Common Shares, is not material.

Inventories
-----------
                                   June 30,   December 31,
(Millions)                           1995         1994
                                     ----         ----
Raw materials and supplies           $284         $213
Work in process and
  finished goods                      584          574
                                     ----         ----
Gross inventories at FIFO             868          787
Excess of current cost
  over LIFO cost                      (95)         (89)
                                     ----         ----
Net inventories at LIFO              $773         $698
                                     ====         ====

Debt
----
In April 1995, the Company entered into a $200 million 364-day revolving credit agreement to provide funds for working capital and general corporate purposes.

In June 1995, the Company issued $150 million of 6-1/2% debentures due 2025. The holder of each debenture may elect to have such debenture repaid on June 1, 2005. The net proceeds from the sale of the debentures were used to refinance outstanding commercial paper.

Acquisitions of Businesses
--------------------------
Effective May 1, 1995, in two separate transactions, the Company acquired the IKU Group of The Netherlands and the Emwest electrical switchgear and controls business from Email Ltd. of Australia. These two acquisitions had combined sales of approximately $110 million in 1994. The purchase price for these and other smaller investments made in 1995 was $112 million.

The IKU Group is a leading supplier of electric mirror actuators for automotive manufacturers. IKU's patented designs are used by every major mirror manufacturer in the United States, Europe and Korea. The acquisition complements Eaton's automotive controls operations, provides expanded capabilities in the high-growth actuator/sensor product line, and strengthens the Company's position as a worldwide automotive controls supplier.

Emwest manufactures and distributes a wide range of electrical equipment including circuit breakers, panelboards, contactors and switchgear in the Pacific Region. This acquisition is an important part of the international growth strategy of the Company's Cutler-Hammer business. In addition to providing the Company with an additional presence in the emerging Pacific Region markets, the acquisition provides the Company with a platform from which the full range of Cutler-Hammer products can be sold to original equipment manufacturers and distributors in that region.

Preferred Share Purchase Rights
-------------------------------
In June 1995, the Company declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding Common Share. The dividend was paid on July 12, 1995 to shareholders of record on that date. Each Right entitles shareholders to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $250. The Rights become exercisable only if a person or group acquires, or announces a tender offer to acquire, 20% or more of the Company's Common Shares. Prior to the acquisition of 20% or more of its Common Shares, the Company has an option to redeem each Right for one cent. The Company is also authorized to reduce the 20% threshold for triggering the Rights to not less than 10%. The Rights expire on July 12, 2005.

If a person or group acquires 20% or more of the Company's outstanding Common Shares, each Right entitles its holder to purchase, at the then-current exercise price, a number of the Company's Common Shares having a market value of twice that price.
In addition, if the Company is acquired in a merger or other business combination after an acquiring company has acquired 20% or more of the Company's Common Shares, each Right entitles its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice the exercise price. The acquiring person is not entitled to exercise these Rights.

Following the acquisition of 20% or more of the Company's Common Shares and prior to acquisition of 50% or more of the Common Shares, the Company may exchange the Rights at an exchange ratio of one Common Share (or one one-hundredth of a share of the new series of participating preferred stock) per Right. The acquiring person is not entitled to receive any shares in this exchange.

Summary Financial Information for Eaton ETN Offshore Ltd.
---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore) was incorporated by Eaton under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United

States and making these funds available to Eaton or its subsidiaries. All of the issued and outstanding Common Shares of Eaton Offshore are owned directly or indirectly by Eaton. Eaton Offshore owns all of the issued and outstanding common stock of a number of subsidiaries. These subsidiaries are engaged principally in the manufacture of truck transmissions, fasteners, leaf spring assemblies, engine components, and electrical and electronic controls. Effective April 1, 1995, majority ownership of net assets of certain Brazilian subsidiaries was transferred to a subsidiary of Eaton Offshore from Eaton. Summary financial information for Eaton Offshore and its consolidated subsidiaries is summarized as follows (in millions):

                                      Six Months Ended
                                          June 30
                                      -----------------
                                      1995         1994
                                      ----         ----
Income statement data
  Net sales                           $324         $227
  Gross margin                          60           42
  Net income                            26            8

                                    June 30,   December 31,
                                      1995         1994
                                      ----         ----
Balance sheet data
  Current assets                      $337         $237
  Noncurrent assets                    141          122
  Net intercompany payables             75            4
  Current liabilities                   96           83
  Noncurrent liabilities               114          107


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Despite the flattening growth rate of the United States economy in the second quarter of 1995, strong sales growth continued and net sales, net income and net income per Common Share for the second
quarter and first half of 1995 set all-time records.   These results
extend the positive trend of record results and double digit growth to six consecutive quarters. The results reflect strong business performance and continuous improvements in quality and productivity.

Net sales of $1.8 billion in the second quarter and $3.5 billion in the first half of 1995 reflect increases of 14% and 20%, respectively, over the same periods in 1994. The improvement in sales was broadly based with the increase primarily attributable to higher unit volumes in both the Vehicle Components and Electrical and Electronic Controls segments. Each product class and geographic region in these segments experienced sales growth in comparison to the same periods in 1994. The stronger sales reflect positive contributions from the Company's existing operations, geographic expansion, 1994 and 1995 business acquisitions, as well as improving economic conditions worldwide.

Income from operations increased to $173 million and $350 million in the second quarter and first half of 1995, respectively, (10% return on sales for both periods) from $145 million and $268 million in the comparable periods in 1994 (9% return on sales for both periods). This improvement was primarily a result of the higher sales volume described above, as well as benefits from ongoing cost reduction efforts and productivity improvement programs. These improvements have enabled the Company to maintain its margins while pricing products competitively in value-driven world markets. Although profits do not meet expectations in Europe, the Company's European businesses should benefit substantially from ongoing cost reduction efforts and productivity improvement programs, and a significant turnaround in the economic environment.

Other income--net of $12 million for the second quarter and $17 million for the first half of 1995 increased $12 million and $15 million, respectively, from the comparable periods in 1994 primarily due to reduced foreign currency exchange losses and a payment received related to a dividend from a foreign subsidiary.

Net income of $110 million, or $1.41 per Common Share, for the second quarter of 1995 increased 28% and 25%, respectively, over the comparable period in 1994. For the first half of 1995, net income was $218 million, or $2.79 per Common Share, reflecting increases of 36% and 30% when compared to the same period in 1994. These increases are largely due to increased sales as well as other improvements in operating results previously discussed. The smaller percentage increases for net income per Common Share compared to net income resulted from additional shares outstanding.

Results of the Company's Vehicle Components segment are summarized as follows (in millions):

                             Three Months Ended
                                   June 30
                             ------------------
                                1995      1994
                                ----      ----
Net sales
  Truck Components              $516      $445
  Passenger Car Components       179       162
  Off-Highway Vehicle
    Components                   118       103
                                ----      ----
                                $813      $710
                                ====      ====
Operating profit                $111      $ 88
                                ====      ====

                              Six Months Ended
                                   June 30
                             ------------------
                                1995      1994
                                ----      ----
Net sales
  Truck Components            $1,046    $  875
  Passenger Car Components       353       310
  Off-Highway Vehicle
    Components                   245       203
                              ------    ------
                              $1,644    $1,388
                              ======    ======
Operating profit              $  234    $  177
                              ======    ======


The Vehicle Components segment continued to experience significant growth in sales, which rose 15% in the second quarter and 18% in the first half of 1995 over the same periods of 1994. Although the increase in sales was driven by unprecedented levels of production of heavy trucks in North America, each of the three product classes in this segment reported sales increases ranging from 10% to 16% for the second quarter and 14% to 21% for the first half of 1995.

Although orders for heavy trucks in North America declined in the second quarter of 1995 compared to the first quarter of 1995, backlog, which is at 207,000 units at the end of the second quarter 1995, remains very high. This recent decline in orders represents an order correction with no significant market softening expected to be seen until 1996. The Company anticipates that production levels for 1995 will equal or exceed the record 225,000 units in 1994; however, there are indications of modest declines in production levels expected towards the end of the second half of 1995. Sales of the Company's Passenger Car Components rose in the second quarter 1995 from the year-ago quarter despite a 4% decrease in North American production of passenger cars. Additionally, sales of Off-Highway Vehicle Components continue to remain strong as a result of the demand for hydraulic components from the agricultural, construction and industrial markets.

Operating profit for the Vehicle Components segment was strong, rising 26% and 32% for the second quarter and first half of 1995, respectively, over the comparable periods of 1994. These profits reflect a 14% return on sales for both periods (12% and 13% in 1994, respectively). The improvement in profits was primarily attributable to improved sales volume, ongoing cost reduction efforts and productivity improvement programs. Profit margins in the Truck Components product class are improving as the Company's manufacturing facilities adjust to higher demand levels.

Results of the Company's Electrical and Electronic Controls segment are summarized as follows (in millions):

                             Three Months Ended
                                   June 30
                             ------------------
                                1995      1994
                                ----      ----
Net sales
  Industrial and Commercial
    Controls                    $496      $477
  Automotive and Appliance
    Controls                     266       210
  Specialty Controls             153       116
                                ----      ----
                                $915      $803
                                ====      ====
Operating profit                $ 80      $ 64
                                ====      ====

                              Six Months Ended
                                   June 30
                             ------------------
                                1995      1994
                                ----      ----
Net sales
  Industrial and Commercial
    Controls                  $  967    $  841
  Automotive and Appliance
    Controls                     539       410
  Specialty Controls             281       217
                              ------    ------
                              $1,787    $1,468
                              ======    ======
Operating profit              $  150    $  106
                              ======    ======

The Electrical and Electronic Controls segment continued to experience significant growth in sales, which rose 14% in the second quarter and 22% in the first half of 1995 over the same periods in 1994. Each of the three product classes in this segment reported sales increases ranging from 4% to 32% for the second quarter and 15% to 31% for the first half of 1995. Sales of the Industrial and Commercial Controls product class for the first half of 1995 reflects six months of sales from the former Westinghouse Distribution and Controls Business Unit operations (DCBU); the same period in 1994 only reflects five months of sales as this business was acquired on January 31, 1994.

Sales of the Company's Cutler-Hammer products, included in the Industrial and Commercial Controls product class, were moderated by a slowdown in United States residential construction from the levels of the prior year. However, the Company is anticipating increased residential construction as the effect of lower long-term interest rates takes hold. Sales in the industrial control and non-residential construction markets remain strong and this trend is expected to continue. Sales from businesses acquired in niche acquisitions in 1994 and 1995 that complemented existing operations in the Automotive and Appliance Controls product class offset the effect the slowdown of residential construction has had on appliance controls. The market for the Company's semiconductor equipment is strong, nearly doubling on a year-to-year basis, and contributed to the sales increase in the Specialty Controls product class. The market for ion implanters has surged as semiconductor manufacturers have geared up to meet increased demand. The Company's new high-energy semiconductor equipment product line, introduced last year, has already captured more than half of the available market. The Company's worldwide semiconductor equipment sales, including its joint venture in Japan, now exceed half a billion dollars annually.

Operating profit for the Electrical and Electronic Controls segment was up 25% in the second quarter and 42% for the first half of 1995 over the same periods in 1994. This increase reflects a 9% and 8% return on sales for the second quarter and first half of 1995, respectively, in comparison to 8% and 7% for the same periods in 1994. The improvement in profits resulted from higher sales volume, including the contributions from acquired businesses, and benefits from ongoing cost reduction efforts and productivity improvement programs.

Results of the Company's Defense Systems segment are summarized as follows (in millions):

                             Three Months Ended
                                   June 30
                             ------------------
                               1995      1994
                               ----      ----
Net sales                      $ 30      $ 32
Operating loss                             (2)


                              Six Months Ended
                                   June 30
                             ------------------
                               1995      1994
                               ----      ----
Net sales                      $ 58      $ 60
Operating loss                   (1)       (2)


Eaton's long-term goal of building sustainable earnings growth throughout the economic cycle is being accomplished through the development of new products, expansion into global markets and acquisition of businesses and product lines.

The Company's investments in internal product development are being used to make mechanical products "smart" by applying electronics, and to develop assemblies and subsystems instead of components. In 1995, research and development spending is expected to increase to $230 million, representing a 50% increase over the levels of two years ago. In addition, the Company's ongoing investment program under long-range goals to achieve improvements in product quality, manufacturing productivity and business growth has led Eaton to plan record capital spending in 1995, nearly $350 million. In the past five years, the Company has spent more than $1 billion on capital expenditures, with the vast majority (70%) towards projects related to growth, cost reduction and tooling.

The Company continues to be active in pursuing growth through acquisitions. Last year's acquisition of DCBU tripled the size of Eaton's Cutler-Hammer business. Over the past ten years, the Company has acquired 29 companies or product lines to strengthen its businesses and assure their world-class competitiveness. Each of the Company's major business lines is now a leader in the market it serves. The Company is redoubling its efforts to expand in Latin America and the Pacific Region, areas expected to have the highest growth rates for the foreseeable future. Eaton intends to leverage its strong established presence in North America and Europe to these less developed regions. Recent examples of this expansion are the acquisitions of Mallory Controles Ltda. in Brazil in the fourth quarter of 1994 and Emwest in the second quarter of 1995.

Changes in Financial Condition
------------------------------
The Company's financial condition remained strong during the first half of 1995. Net working capital increased to $941 million at June 30 from $744 million at the end of 1994 and the current ratio rose to
1.8 from 1.7 at those dates, respectively.

Improved sales primarily caused the $164 million increase in accounts receivable at June 30, 1995 from the end of 1994. The acquisitions of the IKU Group and the electrical switchgear and controls business of Emwest were the principal cause of the increase in excess of cost over net assets of businesses acquired. These acquisitions were also the principal cause for the $132 million increase of total debt, consisting of short-term, long-term and current portion of long-term debt, at June 30, 1995 from year-end 1994.

As a result of the Company's strong balance sheet and cash flow from operations and the strength of its markets, the quarterly dividend was raised from 30 cents to 40 cents, effective with the second quarter dividend. This represents a 33% increase and is the second increase in less than two years. The Company has paid dividends on Common Shares annually since 1923. In addition, a dividend of one Preferred Share Purchase Right on each outstanding Common Share was declared as discussed under "Preferred Share Purchase Rights" in this report.

Net cash provided by operating activities was $181 million for the first half of 1995 compared to $229 million for the first half of 1994. The improvement in cash flow resulting from increased net income was more than offset by cash requirements to fund increased working capital, primarily the substantial increase in accounts receivable caused by the record level of sales reported in the first half of 1995. Net cash provided by operating activities in the first half of 1995, supplemented by commercial paper and other borrowings, was used to fund the purchase price of business acquisitions, capital expenditures, cash dividends and the repayment of debt.

Recent actions by the Company to maximize shareholder value include the share repurchase program, which began in the first quarter of 1995 and continued during the second quarter of 1995, the 33% quarterly dividend increase and the new Preferred Share Purchase Rights Plan.

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.


During the three months ended June 30, 1995, the following reports on Form 8-K were filed by the Company:

Date of Report     Items Reported     Description
--------------     --------------     -----------

 June 7, 1995          5 and 7        Underwriting Agreement
                                      dated June 5, 1995 for
                                      the issuance of $150
                                      million of 6-1/2%
                                      Debentures due June 1,
                                      2025 and the computation
                                      of the ratios of earnings
                                      to fixed charges.

 June 28, 1995         5 and 7        Rights Agreement dated
                                      June 28, 1995 setting
                                      forth the terms of the
                                      Series C Participating
                                      Preferred Stock, form of
                                      Rights Certificate and
                                      summary of Rights to
                                      Purchase Preferred
                                      Shares.

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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  August 7, 1995           /s/ Stephen R. Hardis
                                ----------------------------
                                Stephen R. Hardis
                                Vice Chairman and Chief
                                Financial and Administrative
                                Officer; Principal Financial
                                Officer

                       EATON CORPORATION

                         EXHIBIT INDEX

Regulation S-K,
Item 601 - Exhibit
Reference Number                   Exhibit
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

       10 Eaton 1995 Stock Plan filed as Exhibit A to the Company's 1995 Proxy Statement is hereby incorporated by reference.

       10             Eaton Incentive Compensation Deferral
                      Plan filed as Exhibit B to the Company's
                      1995 Proxy Statement is hereby
                      incorporated herein by reference.

       11             Computations of net income per
                      Common Share can be determined from
                      the Statements of Consolidated Income
                      on page 3 and the footnote "Net Income
                      per Common Share" on page 5.

       27             Financial Data Schedule