Form 10-Q/A
period 1995-06-30
EATON CORP
filed 1995-08-14
CIK 31277

Page 1

                         United States
              Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q/A

Amendment #1 - To revise the Condensed Statements of Consolidated
               Cash Flows to be consistent with other text in the filing.

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

                                                        Six Months Ended
                                                            June 30
                                                       ------------------
(Millions)                                                1995     1994
                                                          ----     ----
Operating activities
  Net income                                            $  218   $  160
    Adjustments to reconcile to net cash provided by
      operating activities
        Depreciation and amortization                      137      125
        Changes in operating assets and liabilities,
          excluding acquisitions of businesses            (200)    (112)
        Other--net                                          26       56
                                                        ------   ------
Net cash provided by operating activities                  181      229

Investing activities
  Acquisitions of businesses, less cash acquired          (112)  (1,097)
  Expenditures for property, plant and equipment          (144)     (90)
  Net change in short-term investments                       2      246
  Other--net                                                14        9
                                                        ------   ------
Net cash used in investing activities                     (240)    (932)

Financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                             299      581
      Payments                                             (64)    (263)
  Borrowings with original maturities of less than
    three months - net                                    (123)     142
  Proceeds from sale of Common Shares                               252
  Proceeds from exercise of stock options                    7       17
  Cash dividends paid                                      (55)     (45)
  Purchase of Common Shares                                (14)
                                                        ------   ------
Net cash provided by financing activities                   50      684
                                                        ------   ------
Decrease in cash                                            (9)     (19)
Cash at beginning of year                                   18       32
                                                        ------   ------
Cash at end of period                                   $    9   $   13
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