Form 10-Q
period 1995-09-30
EATON CORP
filed 1995-11-06
CIK 31277

Page 1

                              United States
                   Securities and Exchange Commission
                         Washington, D.C.  20549
                                Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended September 30, 1995
                     ------------------


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

There were 77.6 million Common Shares outstanding as of September 30, 1995.

                     Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation
Condensed Consolidated Balance Sheets

                                     September 30,  December 31,
(Millions)                               1995           1994
                                         ----           ----
ASSETS
Current assets
  Cash                                 $   14         $   18
  Short-term investments                   25             23
  Accounts receivable                   1,032            889
  Inventories                             756            698
  Deferred income taxes and
    other current assets                  240            218
                                       ------         ------
                                        2,067          1,846
Property, plant and equipment           1,561          1,469
Excess of cost over net assets
  of businesses acquired                  905            850
Deferred income taxes and
  other assets                            532            517
                                       ------         ------
                                       $5,065         $4,682
                                       ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current
    portion of long-term debt          $   39         $   36
  Accounts payable and other
    current liabilities                 1,072          1,066
                                       ------         ------
                                        1,111          1,102
Long-term debt                          1,147          1,053
Postretirement benefits other
  than pensions                           578            573
Other liabilities                         318            274
Shareholders' equity                    1,911          1,680
                                       ------         ------
                                       $5,065         $4,682
                                       ======         ======

See accompanying notes.

                                 Page 3

Eaton Corporation
Statements of Consolidated Income

                                         Three Months Ended   Nine Months Ended
                                            September 30         September 30
                                         ------------------   ------------------
(Millions except for per share data)       1995      1994       1995      1994
                                           ----      ----       ----      ----
Net sales                                $1,672    $1,531     $5,161    $4,447

Costs and expenses
  Cost of products sold                   1,243     1,120      3,797     3,234
  Selling and administrative expense        226       223        696       652
  Research and development expense           53        52        168       157
                                         ------    ------     ------    ------
                                          1,522     1,395      4,661     4,043
                                         ------    ------     ------    ------
Income from operations                      150       136        500       404

Other income and (expense)
  Interest expense                          (22)      (23)       (65)      (64)
  Interest income                             1         2          4         5
  Other income--net                           9        11         26        13
                                         ------    ------     ------    ------
                                            (12)      (10)       (35)      (46)
                                         ------    ------     ------    ------
Income before income taxes                  138       126        465       358
Income taxes                                 47        42        156       114
                                         ------    ------     ------    ------
Net income                               $   91    $   84     $  309    $  244
                                         ======    ======     ======    ======

Per Common Share
  Net income                             $ 1.18    $ 1.10     $ 3.97    $ 3.25
  Cash dividends paid                    $  .40    $  .30     $ 1.10    $  .90

Average number of Common Shares
  outstanding                              77.7      76.3       77.8      75.0

See accompanying notes.

                                 Page 4

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

                                                      Nine Months Ended
                                                         September 30
                                                     -------------------
(Millions)                                              1995      1994
                                                        ----      ----
Operating activities
  Net income                                          $  309    $  244
  Adjustments to reconcile to net cash provided by
    operating activities
      Depreciation and amortization                      207       187
      Changes in operating assets and liabilities,
        excluding acquisitions and divestitures of
        businesses                                      (193)     (145)
      Other--net                                          24        56
                                                      ------    ------
Net cash provided by operating activities                347       342

Investing activities
  Acquisitions of businesses, less cash acquired        (114)   (1,052)
  Divestitures of businesses                               8        54
  Expenditures for property, plant and equipment        (234)     (143)
  Net change in short-term investments                    (5)      218
  Other--net                                              14        14
                                                      ------    ------
Net cash used in investing activities                   (331)     (909)

Financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                           363       706
      Payments                                          (191)     (452)
  Borrowings with original maturities of less than
    three months - net                                   (76)       95
  Proceeds from sale of Common Shares                              252
  Proceeds from exercise of stock options                  9        18
  Cash dividends paid                                    (86)      (68)
  Purchase of Common Shares                              (39)
                                                      ------    ------
Net cash (used in) provided by financing activities      (20)      551
                                                      ------    ------
Decrease in cash                                          (4)      (16)
Cash at beginning of year                                 18        32
                                                      ------    ------
Cash at end of period                                 $   14    $   16
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

Inventories
-----------
                                 September 30,  December 31,
(Millions)                           1995           1994
                                     ----           ----
Raw materials and supplies           $264           $213
Work in process and
 finished goods                       585            574
                                     ----           ----
Gross inventories at FIFO             849            787
Excess of current cost
 over LIFO cost                       (93)           (89)
                                     ----           ----
Net inventories at LIFO              $756           $698
                                     ====           ====

Debt
----
In September 1995, the Company entered into a $500 million five-year revolving credit agreement to provide funds for working capital and general corporate purposes. This agreement replaced the $200 million 364-day and $300 million five-year revolving credit agreements which were due to expire in April 1996 and January 1999, respectively.

In June 1995, the Company issued $150 million of 6-1/2% debentures due 2025. The holder of each debenture may elect to have such debenture repaid on June 1, 2005. The net proceeds from the sale of the debentures were used to refinance outstanding commercial paper.

Acquisition of Businesses
-------------------------
Effective May 1, 1995, in two separate transactions, the Company acquired the IKU Group of The Netherlands and the Emwest electrical switchgear and controls business from Email Ltd. of Australia. These two acquisitions had combined sales of approximately $110 million in 1994. The purchase price for these and other smaller investments made in 1995 was $114 million.

The IKU Group is a leading supplier of electric mirror actuators for automotive manufacturers. The IKU patented designs are used by every major mirror manufacturer in the United States, Europe and Korea. The acquisition complements Eaton's automotive controls operations, provides expanded capabilities in the high-growth actuator/sensor product line, and strengthens the Company's position as a worldwide automotive controls supplier.

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

Preferred Share Purchase Rights
--------------------------------
In June 1995, the Company declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding Common Share. The dividend was paid on July 12, 1995 to shareholders of record on that date. The Rights become exercisable only if a person or group acquires, or offers to acquire, 20% or more of the Company's Common Shares. Prior to the acquisition of 20% or more of its Common Shares, the Company has an option to redeem the Rights at one cent per Right. The Company is also authorized to reduce the 20% threshold for triggering the Rights to not less than 10%. The Rights expire on July 12, 2005.

When the Rights become exercisable, the holder of a Right, other than the acquiring person, can purchase for $250, one one-hundredth of a Series C Preferred Share (Preferred Share) which is expected to have a market value approximating one Common Share due to its dividend and liquidation rights. Alternatively, the holder of the Right can elect to purchase for $250, that number of Common Shares having a market value of twice that price.

If the Company is acquired in a merger or other business combination, or 50% or more of its consolidated assets or earning power are sold after a person has acquired 20% or more of the Company's Common Shares, the holder of the Right, other than the acquiring person, can purchase for $250, that number of the acquiring company's common stock having a market value of twice that price.

Following the acquisition by a person of 20% or more of the Company's Common Shares and prior to acquisition of 50% or more of the Common Shares, the Company may exchange the Rights at an exchange ratio of one Common Share, or one one-hundredth of a Preferred Share, per Right. The acquiring person is not entitled to receive any shares in this exchange.

Summary Financial Information for Eaton ETN Offshore Ltd.
---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore) was incorporated by Eaton in 1990 under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton or its subsidiaries. All of the issued and outstanding common stock of Eaton Offshore is owned directly or indirectly by Eaton. Eaton Offshore owns the common stock of a number of the Company's subsidiaries. These subsidiaries are engaged principally in the manufacture of truck transmissions, fasteners, leaf spring assemblies, engine components, and electrical and electronic controls. Effective April 1, 1995, majority ownership of net assets of certain Brazilian subsidiaries was transferred to a subsidiary of Eaton Offshore from Eaton. Summary financial information for Eaton Offshore and its consolidated subsidiaries is summarized as follows (in millions):

                                      Nine Months Ended
                                         September 30
                                      -----------------
                                      1995         1994
                                      ----         ----
Income statement data
  Net sales                           $464         $361
  Gross margin                          79           61
  Net income                            30           13

                                  September 30, December 31,
                                      1995         1994
                                      ----         ----
Balance sheet data
  Current assets                      $330         $237
  Noncurrent assets                    145          122
  Net intercompany payables             57            4
  Current liabilities                   55           83
  Noncurrent liabilities               122          107


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
---------------------
Eaton's momentum continued through September 1995 as the Company extended the positive trend to seven consecutive quarters of record results for net sales, net income and net income per Common Share. Each of these seven quarters had results surpassing the same period of preceding years. The results reflect strong business performance and continuous improvements in quality and productivity. Based on the performance of the Company in the first nine months of 1995 and the current industrial economic market outlook, 1995 should be the second consecutive year of record results.

Net sales of $1.7 billion in the third quarter and $5.2 billion in the first nine months of 1995 reflect increases of 9% and 16%, respectively, over the same periods in 1994. The improvement in sales was broadly based and primarily attributable to higher unit volumes in both the Vehicle Components and Electrical and Electronic Controls segments. Virtually all product classes and geographic regions in these segments experienced sales growth in comparison to the same periods in 1994. The stronger sales reflect positive contributions from the Company's existing operations, geographic expansion, 1994 and 1995 business acquisitions, as well as improved industrial economic market conditions worldwide. Despite the continued recession in Japan, sales in the Pacific Region increased 43% in the third quarter of 1995 compared to the same period in 1994, due in part to the acquisition of Emwest. In Latin America, economic weakenss in Mexico and

Brazil caused an approximate 15% sales decrease for the third quarter of 1995 compared to the same period in 1994. The weakness in Mexico and Brazil was partially offset by sales from the recently acquired majority interest in Mallory Controles Ltda.

Income from operations of $150 million in the third quarter and $500 million in the first nine months of 1995, an improvement of 10% and 24%, respectively, compared to the same periods last year, reflect a 9% and 10% return on sales (9% for comparable periods in 1994). These improvements were primarily a result of higher sales volume described above, as well as benefits from ongoing cost reduction efforts and productivity improvement programs. These improvements have enabled the Company to maintain its margins while pricing products competitively in value-driven world markets. Although the European economic recovery continues, operating profit is below the Company's longer-term expectations. Improvement in European operating profits is expected as the Company begins to realize the benefits from productivity improvement programs instituted in 1994 and 1995.

Other income--net of $26 million for the first nine months of 1995 increased $13 million over the same period in 1994 primarily due to reduced foreign currency exchange losses and a payment received related to a dividend from a foreign subsidiary.

Net income of $91 million, or $1.18 per Common Share, for the third quarter of 1995 increased 9% and 7%, respectively, over the comparable period in 1994. For the first nine months of 1995, net income was $309 million, or $3.97 per Common Share, reflecting increases of 27% and 22% compared to the same period in 1994. These increases are largely due to increased sales as well as other improvements in operating results previously discussed. The smaller percentage increases for net income per Common Share compared to net income resulted from additional shares outstanding.

Results of the Company's Vehicle Components segment are summarized as follows (in millions):

                               Three Months Ended
                                  September 30
                               ------------------
                                1995        1994
                                ----        ----
Net sales
  Truck Components              $476        $450
  Passenger Car Components       151         146
  Off-Highway Vehicle
    Components                   103         105
                                ----        ----
                                $730        $701
                                ====        ====
Operating profit                $ 91        $ 87
                                ====        ====

                               Nine Months Ended
                                  September 30
                              ------------------
                                1995       1994
                                ----       ----
Net sales
  Truck Components            $1,522     $1,325
  Passenger Car Components       504        456
  Off-Highway Vehicle
    Components                   348        308
                              ------     ------
                              $2,374     $2,089
                              ======     ======
Operating profit              $  325     $  264
                              ======     ======

The Vehicle Components segment continued to experience growth in sales, with increases of 4% and 14% in the third quarter and the first nine months of 1995, respectively, over the results for the same periods last year. Performance in this segment was mixed, as each product class reported sales fluctuations ranging from (1%) to 6% for the third quarter of 1995; however, each product class reported a sales increase in excess of 10% for the first nine months of 1995.

Despite the 2% decrease in North American truck production in the third quarter 1995, Truck Components sales increased in the third quarter 1995 as compared to the same period of 1994. Although orders for heavy trucks in North America continue to decline since the first quarter 1995, backlog, which is at 144,000 units at September 30, 1995, remains very high by historical standards. The decline in orders represents an order correction with no significant softening of retail sales expected to be seen until 1996. The Company anticipates that industry production levels for 1995 will equal or exceed the record 225,000 units in 1994; however, there are indications of declines in production levels expected in the fourth quarter of 1995. Sales of Passenger Car Components rose in the third quarter 1995 from the year-ago quarter despite a 4% decrease in North American production of passenger cars. Traditionally, Passenger Car Components sales in the third quarter are lower than the second quarter as a result of preparations by vehicle manufacturers for the following model year and their temporary shutdowns for the taking of annual physical inventories. Additionally, sales of Off-Highway Vehicle Components decreased in the third quarter 1995 from a year-ago primarily due to lower demand in the Latin American agricultural market.

Operating profit for the Vehicle Components segment improved
5% and 23% for the third quarter and first nine months of 1995, respectively, over the comparable periods of 1994. These profits reflect a 12% and 14% return on sales, respectively (12% and 13% for comparable periods in 1994). The improvement in profits was primarily attributable to improved sales volumes, ongoing cost reduction efforts and productivity improvement programs. Demand in Europe for the Company's new heavy-duty synchronized transmission has exceeded expectations, but the costs of bringing this new product to market decreased Vehicle Components segment margins in the third quarter 1995.

Results of the Company's Electrical and Electronic Controls segment are summarized as follows (in millions):

                               Three Months Ended
                                  September 30
                               ------------------
                                1995        1994
                                ----        ----
Net sales
  Industrial and Commercial
    Controls                    $519        $489
  Automotive and Appliance
    Controls                     252         201
  Specialty Controls             145         105
                                ----        ----
                                $916        $795
                                ====        ====
Operating profit                $ 73        $ 66
                                ====        ====

                               Nine Months Ended
                                  September 30
                              ------------------
                                1995        1994
                                ----        ----
Net sales
  Industrial and Commercial
    Controls                  $1,486      $1,330
  Automotive and Appliance
    Controls                     791         611
  Specialty Controls             426         322
                              ------      ------
                              $2,703      $2,263
                              ======      ======
Operating profit              $  223      $  172
                              ======      ======

The Electrical and Electronic Controls segment continued to experience significant growth in sales, which rose 15% in the third quarter and 19% in the first nine months of 1995 over the same periods in 1994. Each product class in this segment reported sales increases ranging from 6% to 38% for the third quarter; however, each product class reported a sales increase in excess of 11% for the first nine months of 1995. Year-to-date 1995 sales reflect nine months from the former Westinghouse Electric Corporation Distribution and Control Business Unit operations (DCBU); the same period in 1994 only reflects eight months as the results of this acquisition were included beginning February 1, 1994.

Despite lower residential construction from levels of the prior year, Industrial and Commercial Controls sales increased in the third quarter 1995 as compared to the same period of 1994.
Sales of Automotive and Appliance Controls increased 26% in the third quarter and 30% in the first nine months of 1995 from the year-ago periods due in part to recent business acquisitions in 1994 and 1995 that complemented existing operations and increased penetration on several new automotive platforms. Worldwide demand for the Company's semiconductor capital equipment continues to be extraordinarily strong, with an order backlog continuing through mid-1996. This demand contributed to Specialty Controls' 38% sales increase in the third quarter and 32% sales increase in the first nine months of 1995 over comparable periods a year ago. The Company is experiencing surging markets as well as market share gains in the entire ion implanters product line. Based on industry capital spending plans, semiconductor capital equipment sales are expected to rise significantly in 1996. A new facility in Austin, Texas, currently under construction, will significantly expand the Company's capacity to serve this growing market.

Operating profit for the Electrical and Electronic Controls segment improved 11% and 29% for the third quarter and first nine months of 1995, respectively, over the comparable periods of 1994. These profits reflect an 8% return on sales for both periods in 1995 and 1994. The improvement in profits was primarily attributable to improved sales volumes, including contributions from acquired businesses, and benefits from ongoing cost reduction efforts and productivity improvement programs. Transitional plant integration difficulties and the effects of two September 1995 hurricanes in Puerto Rico reduced profits by approximately $7 million. Unanticipated program launch costs on several new automotive platforms also reduced profits in the third quarter 1995 by approximately $5 million.

Results of the Company's Defense Systems segment are summarized as follows (in millions):

                               Three Months Ended
                                  September 30
                               ------------------
                                1995        1994
                                ----        ----
Net sales                       $ 26        $ 35
Operating profit                               4

                               Nine Months Ended
                                  September 30
                               -----------------
                                1995        1994
                                ----        ----
Net sales                       $ 84        $ 95
Operating profit (loss)           (1)          2

Eaton's long-term goal of building sustainable earnings growth throughout the economic cycle is being accomplished through the development of new products, expansion into global markets and acquisition of businesses and product lines.

The Company's investments in internal product development are being used to make mechanical products 'smart' by applying electronics, and developing assemblies and subsystems instead of components. The Company's ongoing investment program under long-range goals to achieve improvements in product quality, manufacturing productivity and business growth has led Eaton to plan record capital spending in 1995. In the past five years, the Company has spent more than $1 billion on capital expenditures, with the vast majority (70%) being expended in projects related to growth, cost reduction and tooling.

The Company continues to be active in pursuing growth through acquisitions. Last year's acquisition of DCBU tripled the size of Eaton's Cutler-Hammer business, included in the Industrial and Commercial Controls product class. Over the past ten years, the Company has acquired 29 companies or product lines to strengthen existing businesses and assure their world-class competitiveness. Each of the Company's major business lines is now a leader in the market it serves. The Company is redoubling its efforts to expand in Latin America and the Pacific Region, areas expected to have the highest growth rates for the foreseeable future. Eaton intends to leverage its strong established presence in North America and Europe to these less developed regions. Recent examples of this expansion are the acquisitions of a majority interest in Mallory Controles Ltda.
in Brazil in the fourth quarter of 1994 and Emwest in the Pacific Region in the second quarter of 1995.

Changes in Financial Condition
------------------------------
The Company's financial condition remained strong during the first nine months of 1995. Net working capital increased to $956 million at September 30, 1995 from $744 million at the end of 1994 and the current ratio rose to 1.9 from 1.7 at those dates, respectively.

Improved sales primarily caused the $143 million increase in accounts receivable at September 30, 1995 from the end of 1994. The acquisitions of the IKU Group and Emwest were the principal cause of the $55 million increase in excess of cost over net assets of businesses acquired and the $97 million increase of total debt at September 30, 1995 from year-end 1994. Total debt consists of short-term debt, long-term debt and current portion of long-term debt. In 1995, the Company entered into a $500 million five-year revolving credit agreement as discussed under "Debt" in this report.

A dividend of one Preferred Share Purchase Right on each outstanding Common Share was paid in 1995 as discussed under "Preferred Share Purchase Rights" in this report.

Net cash provided by operating activities was $347 million for the first nine months of 1995 compared to $342 million for the comparable period in 1994. The improvement in cash flow resulting from increased net income and other items exceeded the cash requirements to fund increased working capital, primarily the substantial increase in accounts receivable caused by the record level of sales reported in the first nine months of 1995. Net cash provided by operating activities in the first nine months of 1995, supplemented by commercial paper and other borrowings, was used to fund the purchase price of business acquisitions, capital expenditures, repayment of debt, cash dividends and repurchase of Common Shares.

                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months ended September 30, 1995.

                                Signature

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Eaton Corporation
                                -----------------
                                Registrant


Date:  November 3, 1995         Adrian T. Dillon
                                ----------------------------
                                Vice President - Chief
                                Financial and Planning
                                Officer (Principal Financial
                                Officer)

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