Form 10-K
period 1995-12-31
EATON CORP
filed 1996-03-20
CIK 31277

United States
	       Securities and Exchange Commision
		     Washington, D.C.  20549

			    Form 10-K

	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the year ended December 31, 1995

Commission file number 1-1396

			 Eaton Corporation
----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

	   Ohio                         34-0196300
----------------------------------------------------------------
(State of incorporation)   (I.R.S. Employer Identification No.)

      Eaton Center, Cleveland, Ohio              44114-2584
----------------------------------------------------------------
 (Address of principal executive offices)        (Zip code)

			  (216) 523-5000
----------------------------------------------------------------
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

				       Name of each exchange on
     Title of each class                   which registered
------------------------------       ---------------------------
Common Shares ($.50 par value)       The New York Stock Exchange
				     The Chicago Stock Exchange
				     The Pacific Stock Exchange
				     The London Stock Exchange
7% Debentures, due 2011              The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for
the past ninety days.   Yes  X
			    ---

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X
			     ---

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1996 was $4.5 billion. As of January 31, 1996, there were 77,618,778 Common
Shares outstanding.

	      Documents Incorporated By Reference

Portions of the Proxy Statement for the 1996 annual shareholders' meeting are incorporated by reference into Part III.

			    Part I

Item 1.  Business

Eaton Corporation (Eaton or Company), incorporated in 1916, is a global manufacturer of highly engineered products which serve vehicle, industrial, construction, commercial and aerospace markets. Principal products include truck transmissions and axles, engine components, hydraulic products, electrical power distribution and control equipment, ion implanters and a wide variety of controls. The Company had 1995 net sales of $6.8 billion and 52,000 employees.

Effective May 1, 1995, in two separate transactions, the Company acquired the IKU Group of The Netherlands and the Emwest electrical switchgear and controls business from Email Ltd. of Australia for a combined purchase price of $120 million. The
IKU Group is a leading supplier of electric mirror actuators for automotive manufacturers in the United States, Europe and Korea. Emwest manufactures and distributes a wide range of electrical equipment including circuit breakers, panelboards, contactors and switchgear in the Pacific Region. These two acquisitions had combined sales of $110 million in 1994. These acquisitions have been accounted for as purchases and, accordingly, the statements of consolidated income include the results of their operations since the effective date of acquisition.

Information regarding principal products, net sales, operating profit and identifiable assets by business segment and geographic region is presented under "Business Segment and Geographic Region Information" on pages 36 to 40 of this report. Additional information regarding Eaton's business segments and business in general is presented below.

Vehicle Components

Patents and Trademarks - Eaton owns, controls or is licensed under many patents related to this business segment. Although the Company emphasizes the EATON and EATON (logomark) trademark in marketing many products within this business segment, it also markets under a number of other trademarks, including CHAR-LYNN, DILL, FULLER, ROADRANGER and TOP SPEC.

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

Major Customers - Approximately 17% of net sales in 1995 of the Vehicle Components segment were made to divisions and subsidiaries of Ford Motor Company. Approximately 43% of net sales in 1995 of the Vehicle Components segment were made to divisions and subsidiaries of six other large original equipment manufacturers of trucks, passenger cars and off-highway vehicles generally concentrated in North America. Eaton has been conducting business with each of these companies for many years. Sales to these companies include a number of different products and different models or types of the same product, sales of which are not dependent upon one another. With respect to many of the products sold, various divisions and subsidiaries of each of the companies are in the nature of separate customers, and sales to one division or subsidiary are not dependent upon sales to other divisions or subsidiaries.

Electrical and Electronic Controls

Patents and Trademarks - Eaton owns, controls or is licensed under many patents related to this business segment. The EATON, EATON (logomark), C-H CONTROL, CHALLENGER, COMMANDER, CUTLER-HAMMER, DOLE, DURANT, HEINEMANN, IKU (and design), LECTRON, L/P (and design) and PANELMATE trademarks are used in connection with marketing products included in this business segment. In addition, the Company has the right to use the WESTINGHOUSE trademark in marketing certain products until 2004.

Competition - Principal methods of competition in this business segment are price, geographic coverage, service and product performance. The number of competitors varies with respect to the different products. Eaton occupies a strong competitive position in this business segment and, with respect to many products, is considered among the market leaders.

Major Customers - Approximately 4% of net sales in 1995 of the Electrical and Electronic Controls segment were made to divisions and subsidiaries of Ford Motor Company which is a major customer of the Vehicle Components segment.

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

Major Customers - Substantially all net sales in 1995 of the Defense Systems segment were made to the United States
Government. All contracts with the United States Government are subject to termination at the election of the Government.

Information Concerning Eaton's Business in General

Raw Materials - Principal raw materials used are iron, steel, copper, aluminum, brass, insulating materials, silver, rubber and plastic. Materials are purchased in various forms, such as pig iron, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers and under normal circumstances, the Company has no difficulty obtaining them.

Order Backlog - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of trucks, passenger cars and off-highway vehicles are historically subject to month-to-month releases by customers during each model year, such orders are not considered technically firm. In measuring backlog of orders, the Company includes only the amount of such orders released by such customers as of dates listed. Using this criterion, total backlog at December 31, 1995 and 1994 (in billions) was approximately $1.1 and $1.5, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development - Research and development expenses for new products and improvement of existing products in 1995, 1994 and 1993 (in millions) were $227, $213 and $154, respectively.

Protection of the Environment - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. The Company continues to modify, on an ongoing, regular basis, certain processes in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in and wastes generated from operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material adverse effect upon earnings or competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 1996 and 1997. Information regarding the Company's liabilities related to environmental matters is presented under "Protection of the Environment" on pages 29 and 30 of this report.

Item 2.  Properties

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 150 locations in 23 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment. Information regarding commitments for operating leases is presented under "Lease Commitments" on page 32 of this report.

Eaton's principal research facilities are located in Southfield, Michigan, in Milwaukee, Wisconsin, and near Cleveland, Ohio. In addition, certain divisions conduct research in their own facilities.

Management believes that the manufacturing facilities are adequate for operations, and such facilities are maintained in good condition.

Item 3.  Legal Proceedings

None required to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

			    Part II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Shares are listed for trading on the New York, Chicago, Pacific and London stock exchanges. Information regarding cash dividends paid and high and low market price per Common Share for each quarter in 1995 and 1994 is presented under "Quarterly Data" on page 35 of this report. At December 31, 1995, there were 14,102 holders of record of the Company's Common Shares. Additionally, 21,237 employees were shareholders through participation in the Company's Share Purchase and Investment Plan.

Item 6.  Selected Financial Data

Information regarding selected financial data is presented under "Five-Year Consolidated Financial Summary" on page 52 of this report.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and
Results of Operations" is included on pages 42 through 51 of this report.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, financial review and the report of independent auditors are presented on pages 14 through 40 of this report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

			   Part III

Item 10.  Directors and Executive Officers of the Registrant

Information contained on pages 5 through 7 in the definitive
Proxy Statement dated March 18, 1996, with respect to directors, is incorporated by reference.

A listing of Eaton's officers, their ages and their current positions and offices, as of January 31, 1996 follows:

	Name          Age   Position (Date elected to position)
--------------------  ---   -------------------------------------
Stephen R. Hardis     60    Chairman and Chief Executive Officer
			    (January 1, 1996 and September 1,
			    1995, respectively); Director
Alexander M. Cutler   44    President and Chief Operating Officer
			    (September 1, 1995); Director
Gerald L. Gherlein    57    Executive Vice President and General
			    Counsel (September 4, 1991)
Adrian T. Dillon      42    Vice President - Chief Financial and
			    Planning Officer (September 1, 1995)
Brian R. Bachman      50    Senior Vice President - Semiconductor
			    and Specialty Systems (January 1,
			    1996)
Joseph L. Becherer    53    Senior Vice President - Cutler-Hammer
			    (September 1, 1995)
Robert J. McCloskey   56    Senior Vice President - Controls and
			    Hydraulics (September 1, 1995)
Thomas W. O'Boyle     53    Senior Vice President - Truck
			    Components (September 1, 1995)
Larry M. Oman         54    Senior Vice President - Automotive
			    Components (September 1, 1995)
John M. Carmont       57    Vice President and Treasurer
			    (December 1, 1981)
Susan J. Cook         48    Vice President - Human Resources
			    (January 16, 1995)
Patrick X. Donovan    60    Vice President - International (April
			    27, 1988)
Earl R. Franklin      52    Secretary and Associate General
			    Counsel (September 1, 1991)
John W. Hushen        60    Vice President - Corporate Affairs
			    (August 1, 1991)
Stanley V. Jaskolski  57    Vice President - Technical Management
			    (October 1, 1990)
Ronald L. Leach       61    Vice President - Accounting (December
			    1, 1981)
William T. Muir       53    Vice President - Manufacturing
			    Technologies (April 1, 1989)
Derek R. Mumford      54    Vice President - Information
			    Technologies (April 1, 1992)
Billie K. Rawot       44    Vice President and Controller (March
			    1, 1991)

All of the officers listed above have served in various capacities with Eaton over the past five years, except for Susan
J. Cook and Brian R. Bachman. For the four years prior to joining Eaton, Ms. Cook was Vice President-Human Resources at

Tandem Computers, Inc. Prior to joining Tandem Computers, Inc. in 1988, Ms. Cook had a seventeen-year career in human resources at IBM Corporation. Prior to joining Eaton, Mr. Bachman was Vice President and General Manager for the Standard Products Business Group of Philips Semiconductor. Early in his career, he was President of the General Semiconductor Industry Unit of Square D Corporation.

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

Item 11.  Executive Compensation

Information contained on pages 10 through 23 in the definitive
Proxy Statement dated March 18, 1996, with respect to executive compensation, is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Information contained on pages 23 to 24 of the definitive Proxy
Statement dated March 18, 1996, with respect to security owner-ship of certain beneficial owners and management, is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

Information contained on page 9 of the definitive Proxy Statement dated March 18, 1996, with respect to certain relationships and related transactions, is incorporated by reference.

			    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) (1) The following consolidated financial statements and financial review are filed as a separate section of this report:

	  Consolidated Balance Sheets - December 31, 1995 and
	  1994 - Pages 15 and 16

	  Statements of Consolidated Income - Years ended
	  December 31, 1995, 1994 and 1993 - Page 17

	  Statements of Consolidated Cash Flows - Years ended
	  December 31, 1995, 1994 and 1993 - Page 18

	  Statements of Consolidated Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993 - Page 19

	  Financial Review - Pages 20 through 40

    (2a)  Summarized financial information for Eaton ETN Offshore
	  Ltd. on page 41 is filed as a separate section of this report.

    (2b)  All schedules for which provision is made in Regulation
	  S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3)   Exhibits

	  3(a)  Amended Articles of Incorporation (as amended and
		restated May 19, 1994) - Incorporated by
		reference to the Form 8-K Report dated May 19,
		1994

	  3(b) Amended Regulations (as amended and restated as of April 27, 1988) - Incorporated by reference to the Annual Report on Form 10-K for the year ended
		December 31, 1994

	  4(a) Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K
		Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

	  4(b)  Eaton Corporation Rights Agreement dated June 28,
		1995 - Incorporated by reference to the Form 8-K
		Report dated June 28, 1995

	  10    Material contracts

		The following are either a management contract or a compensatory plan or arrangement:

		(a) Deferred Incentive Compensation Plan (as amended and restated May 1, 1990) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1993

		(b)  Executive Strategic Incentive Plan,
		     effective as of January 1, 1991 -
		     Incorporated by reference to the
		     Annual Report on Form 10-K for the year
		     ended December 31, 1992

		(c) Group Replacement Insurance Plan (GRIP), effective as of June 1, 1992 - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992

		(d) 1991 Stock Option Plan - Incorporated by reference to the definitive Proxy State-ment dated March 18, 1991

		(e)     The following are incorporated by
			reference to the definitive Proxy State-ment dated March 17, 1995:

			(i)    1995 Stock Option Plan

			(ii)   Incentive Compensation Deferral
			       Plan

		(f)     The following are incorporated by
			reference to the Quarterly Report on
			Form 10-Q for the quarter ended June 30, 1990:

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

		(g)     The following are incorporated by
			reference to the Annual Report on Form
			10-K for the year ended December 31,
			1990:

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

	  21 Subsidiaries of Eaton Corporation (filed as a separate section of this report)

	  23 Consent of Independent Auditors (filed as a separate section of this report)

	  24 Power of Attorney (filed as a separate section of this report)

	  27 Financial Data Schedule (filed as a separate section of this report)

(b)       Reports on Form 8-K

	  There were no reports on Form 8-K filed during the fourth quarter of 1995.

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

				    Eaton Corporation
				    ----------------------------
				    Registrant

Date:  March 20, 1996               /s/ Adrian T. Dillon
				    ----------------------------
				    Adrian T. Dillon
				    Vice President and Chief
				    Financial and Planning
				    Officer; Principal Financial
				    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 20, 1996

       Signature                           Title
-----------------------   --------------------------------------

	*
-----------------------
Stephen R. Hardis         Chairman and Chief Executive Officer;
			  Principal Executive Officer; Director

	*
-----------------------
Alexander M. Cutler       President and Chief Operating Officer;
			  Director

/s/ Ronald L. Leach
-----------------------
Ronald L. Leach           Vice President - Accounting; Principal
			  Accounting Officer

	*
-----------------------
Billie K. Rawot           Vice President and Controller

	*
-----------------------
Neil A. Armstrong         Director

	*
-----------------------
Phyllis B. Davis          Director

	*
-----------------------
Ernie Green               Director

	*
-----------------------
Charles E. Hugel          Director

	*
-----------------------
John R. Miller            Director

	*
-----------------------
Furman C. Moseley         Director

	*
-----------------------
Victor A. Pelson          Director

	*
-----------------------
A. William Reynolds       Director

	*
-----------------------
Gary L. Tooker            Director


*By    /s/ Adrian T. Dillon
       --------------------------------------
       Adrian T. Dillon, Attorney-in-Fact
       for the officers and directors signing
       in the capacities indicated

		       Eaton Corporation
		1995 Annual Report on Form 10-K
	      Items 6, 7, 8 & Item 14 (c) and (d)

		Report of Independent Auditors

    Consolidated Financial Statements and Financial Review

   Summary Financial Information for Eaton ETN Offshore Ltd.

	    Management's Discussion and Analysis of
	 Financial Condition and Results of Operations

	   Five-Year Consolidated Financial Summary

			   Exhibits

REPORT OF INDEPENDENT AUDITORS
------------------------------

To the Shareholders
Eaton Corporation

We have audited the accompanying consolidated balance sheets of Eaton Corporation and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the summary financial information of Eaton ETN Offshore Ltd. listed in Item 14 (a). These financial statements and summary financial information are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and summary financial information based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related summary financial information, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

				  Ernst & Young LLP

Cleveland, Ohio
January 22, 1996

Eaton Corporation
Consolidated Balance Sheets                          December 31
						  ------------------
(Millions)                                         1995       1994
						   ----       ----
ASSETS
Current assets
  Cash                                            $   56     $   18
  Short-term investments                              28         23
  Accounts receivable                                932        889
  Inventories                                        735        698
  Deferred income taxes                              150        151
  Other current assets                                66         67
						  ------     ------
						   1,967      1,846

Property, plant and equipment
  Land                                                52         50
  Buildings                                          578        539
  Machinery and equipment                          2,584      2,321
						  ------     ------
						   3,214      2,910
  Accumulated depreciation                        (1,561)    (1,441)
						  ------     ------
						   1,653      1,469

Excess of cost over net assets of businesses
  acquired                                           895        850

Other assets                                         538        517
						  ------     ------
						  $5,053     $4,682
						  ======     ======

The Financial Review on pages 20 to 40 is an integral part of the consolidated financial statements.

Eaton Corporation
Consolidated Balance Sheets                          December 31
						  ------------------
(Millions)                                         1995       1994
						   ----       ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                 $   30     $   14
  Current portion of long-term debt                   20         22
  Accounts payable                                   486        449
  Accrued compensation                               168        163
  Accrued income and other taxes                      62         60
  Other current liabilities                          379        394
						  ------     ------
						   1,145      1,102

Long-term debt                                     1,084      1,053

Postretirement benefits other than pensions          579        573

Other liabilities                                    270        274

Shareholders' equity
  Common Shares (77.6 in 1995 and 78.0 in 1994)       39         39
  Capital in excess of par value                     812        806
  Retained earnings                                1,232        988
  Foreign currency translation adjustments           (55)       (71)
  Unallocated Employee Stock Ownership Plan
    shares                                           (53)       (82)
						  ------     ------
						   1,975      1,680
						  ------     ------
						  $5,053     $4,682
						  ======     ======

The Financial Review on pages 20 to 40 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Income                    Year ended December 31
						 -------------------------------
(Millions except for per share data)               1995       1994       1993
						   ----       ----       ----
Net sales                                         $6,822     $6,052     $4,401

Costs and expenses
  Cost of products sold                            5,028      4,397      3,284
  Selling and administrative                         927        890        601
  Research and development                           227        213        154
  Acquisition integration charge                                            55
						  ------     ------     ------
						   6,182      5,500      4,094
						  ------     ------     ------
Income from operations                               640        552        307

Other income (expense)
  Interest expense                                   (86)       (83)       (65)
  Interest income                                      6          7          8
  Other income--net                                   32         12         12
						  ------     ------     ------
						     (48)       (64)       (45)
						  ------     ------     ------
Income before income taxes                           592        488        262
Income taxes                                         193        155         82
						  ------     ------     ------
Income before extraordinary item                     399        333        180
Extraordinary item                                                          (7)
						  ------     ------     ------
Net income                                        $  399     $  333     $  173
						  ======     ======     ======
Per Common Share
  Income before extraordinary item                $ 5.13     $ 4.40     $ 2.57
  Extraordinary item                                                      (.10)
						  ------     ------     ------
  Net income                                      $ 5.13     $ 4.40     $ 2.47
						  ======     ======     ======

  Cash dividends paid                             $ 1.50     $ 1.20     $ 1.15

Average number of Common Shares outstanding         77.8       75.6       69.8

The Financial Review on pages 20 to 40 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Cash Flows                  Year ended December 31
						     ---------------------------
(Millions)                                            1995      1994      1993
                                                      ----      ----      ----
Operating activities
  Income before extraordinary item                   $  399    $  333    $  180
  Adjustments to reconcile to net cash provided by
    operating activities
      Depreciation                                      238       216       182
      Amortization                                       43        35        14
      Acquisition integration charge                                         55
      Deferred income taxes                               1        35       (65)
      Long-term liabilities                              19        40        (6)
      Other non-cash items in income                     22        37
      Changes in operating assets and liabilities,
	excluding acquisitions and divestitures of
	businesses
	  Accounts receivable                           (20)     (190)       40
	  Inventories                                   (30)     (115)       12
	  Other current assets                          (11)      (12)        6
	  Accounts payable and other accruals           (10)      129        29
	  Accrued income and other taxes                 (1)       10       (15)
      Other--net                                         (3)        4         3
						     ------    ------    ------
Net cash provided by operating activities               647       522       435

Investing activities
  Acquisitions of businesses, less cash acquired       (143)   (1,058)      (14)
  Divestitures of businesses                             11        61
  Expenditures for property, plant and equipment       (399)     (267)     (227)
  Purchases of short-term investments                   (10)       (7)     (108)
  Maturities and sales of short-term investments          6       252        22
  Other--net                                             28         9         8
						     ------    ------    ------
Net cash used in investing activities                  (507)   (1,010)     (319)

Financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                          368       731
      Payments                                         (251)     (609)      (98)
  Borrowings with original maturities of less than
    three months--net                                   (73)      173       (14)
  Proceeds from sale of Common Shares                             252        62
  Proceeds from exercise of stock options                11        18        19
  Cash dividends paid                                  (117)      (91)      (83)
  Purchase of Common Shares                             (40)
						     ------    ------    ------
Net cash provided by (used in) financing activities    (102)      474      (114)
						     ------    ------    ------
Total increase (decrease) in cash                        38       (14)        2
Cash at beginning of year                                18        32        30
						     ------    ------    ------
Cash at end of year                                  $   56    $   18    $   32
						     ======    ======    ======

The Financial Review on pages 20 to 40 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Shareholders' Equity

											      Foreign                   Total
					       Common Shares    Capital in                   currency  Unallocated     share-
					     ----------------    excess of    Retained    translation         ESOP   holders'
(Shares in thousands, dollars in millions)   Shares    Amount    par value    earnings    adjustments       shares     equity
					     ------    ------    ---------    --------    -----------  -----------   --------
Balance at January 1, 1993                   34,667       $17         $452      $  636           $(47)      $(110)     $  948
Net income                                                                         173                                    173
Cash dividends paid, net of Employee
  Stock Ownership Plan (ESOP) tax benefit                                          (83)                                   (83)
Issuance of shares under employee
  benefit plans, including tax benefit          483                     22                                                 22
Two-for-one stock split                      34,867        18                      (18)
Sale of shares                                1,287         1           61                                                 62
Reduction of unallocated ESOP shares                                                                           14          14
Net foreign currency translation adjustments                                                      (31)                    (31)
					     ------       ---         ----      ------           ----       -----      ------
Balance at December 31, 1993                 71,304        36          535         708            (78)        (96)      1,105
Net income                                                                         333                                    333
Cash dividends paid, net of ESOP tax
  benefit                                                                          (89)                                   (89)
Issuance of shares under employee
  benefit plans, including tax benefit          503                     21                                                 21
Sale of shares                                4,560         2          250                                                252
Pooling-of-interests with Lectron
  Products, Inc.                              1,600         1                       25                                     26
Net unrealized gain on available-for-sale
  securities                                                                        11                                     11
Reduction of unallocated ESOP shares                                                                           14          14
Net foreign currency translation adjustments                                                        7                       7
					     ------       ---         ----      ------           ----       -----      ------
Balance at December 31, 1994                 77,967        39          806         988            (71)        (82)      1,680
Net income                                                                         399                                    399
Cash dividends paid, net of ESOP tax
  benefit                                                                         (116)                                  (116)
Issuance of shares under employee
  benefit plans, including tax benefit          401                     14          (1)                                    13
Net unrealized loss on available-for-sale
  securities                                                                        (6)                                    (6)
Purchase of shares                             (766)                    (8)        (32)                                   (40)
Reduction of unallocated ESOP shares                                                                           29          29
Net foreign currency translation adjustments                                                       16                      16
					     ------       ---         ----      ------           ----       -----      ------
					     77,602       $39         $812      $1,232           $(55)      $ (53)     $1,975
Balance at December 31, 1995                 ======       ===         ====      ======           ====       =====      ======

The Financial Review on pages 20 to 40 is an integral part of the consolidated financial statements.

FINANCIAL REVIEW
----------------

ACCOUNTING POLICIES
-------------------

Consolidation
-------------
The consolidated financial statements include accounts of the Company and all majority-owned subsidiaries. The equity method of accounting is used for investments where the Company has a 20% to 50% ownership interest.

Foreign Currency Translation
----------------------------
The functional currency for principally all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses.
The resulting translation adjustments are recorded in shareholders' equity.

Short-Term Investments
----------------------
Short-term investments are not considered to be cash equivalents for purposes of classification in the statements of consolidated cash flows.

Inventories
-----------
Inventories are carried at lower of cost or market. Inventories in the United States are generally accounted for using the last-in, first-out (LIFO) method. The remaining United States and all other inventories are accounted for using the first-in, first-out (FIFO) method.

Depreciation and Amortization
-----------------------------
Depreciation and amortization are computed by the straight-line method for financial statement purposes. The cost of buildings is depreciated over forty years and machinery and equipment principally over three to ten years. Identified intangible assets primarily consist of patents, trademarks and tradenames, which are amortized over an average life of sixteen years. Excess of cost over net assets of businesses acquired is amortized principally over forty years (accumulated amortization in millions was $129 and $102 at the end of 1995 and 1994, respectively).

Excess of cost over net assets of businesses acquired and certain other long-lived assets are assessed for impairment when operating profit from the related business indicates the carrying amount may not be recoverable. In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires long-lived assets to be reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. The Company must adopt SFAS No. 121 in 1996 and believes the effect of adoption will not be material.

Financial Instruments
---------------------
The Company uses straightforward, nonleveraged financial instruments, including foreign currency forward exchange contracts and options and interest rate swaps and caps, as part of foreign exchange and interest rate risk management programs. The Company does not buy and sell financial instruments solely for the purpose of earning a profit due to changes in the market price of the instruments, except for nominal amounts authorized under limited, controlled circumstances. Counterparties to various financial instruments are major international financial institutions. While the Company may be exposed to credit losses in the event of nonperformance by these counterparties, no losses are anticipated due to control over the limit of positions entered into with any one party and the strong credit ratings of these institutions. The effect of financial instruments on the Company's financial condition and results of operations is not material.

The Company and its subsidiaries, operating in Canada, Europe, Latin America and the Pacific Region, are exposed to fluctuations in foreign currencies in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations, primarily the European and Canadian currencies, through the use of foreign currency forward exchange contracts and options. Gains or losses on those financial instruments which hedge net investments in subsidiaries outside the United States are recorded in shareholders' equity. Gains or losses on those financial instruments which hedge specific transactions are recognized in net income, offsetting the underlying foreign currency transaction gains or losses. Premiums and discounts related to these financial instruments are amortized to other income--net over the lives of the agreements.

In the normal course of business, the Company's operations are also exposed to fluctuations in interest rates. The Company seeks to reduce the cost of and exposure to interest rate fluctuations through the use of interest rate swaps and caps. Gains or losses on interest rate swaps are included in interest expense since they hedge interest on debt. Premiums related to interest rate caps are amortized to interest expense over the lives of the agreements.

Options for Common Shares
-------------------------
The Company applies the intrinsic value based method to account for options granted to employees and directors to purchase Common Shares. No compensation expense is recognized on the grant date since at that date the option price equals the market price of the underlying Common Shares.

Net Income Per Common Share
---------------------------
Net income per Common Share is computed by dividing net income by the average month-end number of shares outstanding during each period. The dilutive effect of common stock equivalents, comprised solely of options for Common Shares, is not material.

Estimates
---------
Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Financial Presentation Changes
------------------------------
Certain amounts for prior years have been reclassified to conform to the current year presentation.

ACQUISITIONS AND DIVESTITURES OF BUSINESSES
-------------------------------------------
On January 31, 1994, the Company acquired the Distribution and Control Business Unit (DCBU) of Westinghouse Electric Corporation for $1.050 billion. DCBU, a leading North American manufacturer of electrical distribution equipment and industrial controls, had sales of $1.1 billion in 1993. The acquisition was accounted for as a purchase and, accordingly, the statements of consolidated income include the results of DCBU beginning February 1, 1994. The assets acquired and liabilities assumed in the acquisition follow (in millions):

Fair value of assets acquired including
  identified intangible assets of $95                   $  742
Liabilities assumed                                       (298)
Excess of cost over net assets acquired                    606
							------
Purchase price, net of cash acquired                    $1,050
							======

In December 1993, in conjunction with the acquisition of DCBU, the Company recorded a $55 million acquisition integration charge ($34 million after income tax credits, or $.49 per Common Share). The charge addressed the costs of integrating existing product lines and manufacturing operations with DCBU, related workforce reductions and a $9 million write-down of assets, largely in the United States. To date, expenditures and charges total $39 million with the remaining $16 million expected to occur primarily over the next two years.

On November 16, 1994, the Company acquired the common stock of Lectron Products, Inc. (Lectron) through the issuance of 1.6 million Common Shares. Lectron, a privately-held manufacturer of electronic and precision electromechanical controls for automotive manufacturers, had sales of $128 million in 1994. This acquisition was accounted for as a pooling-of-interests. Financial statements for periods prior to the acquisition were not restated for the acquisition since the effect was not material.

Effective May 1, 1995, in two separate transactions, the Company acquired the IKU Group of The Netherlands and the Emwest electrical switchgear and controls business from Email Ltd. of Australia for a combined purchase price of $120 million. The IKU Group is a leading supplier of electric mirror actuators for automotive manufacturers in the United States, Europe and Korea. Emwest manufactures and distributes a wide range of electrical equipment including circuit breakers, panelboards, contactors and switchgear in the Pacific Region. These two acquisitions had combined sales of $110 million in 1994. These acquisitions have been accounted for as purchases and, accordingly, the statements of consolidated income include the results of their operations since the effective date of acquisition.

During 1994, in conjunction with the acquisition of DCBU, the Company sold certain DCBU operations to Thomas & Betts
Corporation (T&B) in exchange for cash aggregating $61 million and $14 million of T&B common stock. These divestitures resulted in no gain or loss.

During 1995, 1994 and 1993, the Company also acquired and divested other smaller operations.

EXTRAORDINARY ITEM
------------------
During 1993, the Company called for redemption $74 million of 9% debentures and $89 million of 8.5% debentures. The extraordinary loss on these redemptions, including the write-off of unamortized debt issuance costs, was $11 million ($7 million after income tax credits, or $.10 per Common Share).

ACCOUNTS RECEIVABLE AND INVENTORIES
-----------------------------------
Accounts receivable are net of an allowance for doubtful accounts (in millions) of $15 and $14 at the end of 1995 and 1994, respectively.

The components of inventories at December 31 follow (in millions):

					      1995       1994
					      ----       ----
Raw materials                                 $225       $213
Work in process                                369        358
Finished goods                                 235        216
					      ----       ----
Gross inventories at FIFO                      829        787
Excess of current cost over LIFO cost          (94)       (89)
					      ----       ----
Net inventories                               $735       $698
					      ====       ====

Gross inventories accounted for using the LIFO method (in millions) were $328 and $367 at the end of 1995 and 1994, respectively.

INVESTMENT IN LIFE INSURANCE
----------------------------
The Company has company-owned life insurance policies insuring the lives of a portion of active United States employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. At December 31, 1995 and 1994, the investment in the policies included in other assets (in millions) was $10, net of policy loans of $348 and $226, respectively. Net life insurance expense (in millions) of $7 in 1995, $5 in 1994 and $2 in 1993, including interest expense of $27, $15 and $4 in 1995, 1994 and 1993, respectively, was included in selling and administrative expense.

DEBT AND OTHER FINANCIAL INSTRUMENTS
------------------------------------
The Company's subsidiaries outside the United States have lines of credit, primarily short-term, aggregating $109 million from various banks worldwide. At December 31, 1995, the Company had $34 million outstanding under these lines of credit. The weighted average interest rate on short-term debt, excluding immaterial amounts for highly inflationary countries, at December 31, 1995 and 1994 was 6.3% and 6.8%, respectively.

Long-term debt at December 31, excluding the current portion, follows (in millions):

					      1995       1994
					      ----       ----
Notes of Employee Stock Ownership
  Plan due through 1999                     $   39     $   66
6-3/8% notes due 1999                          100        100
9% notes due 2001                              100        100
8% debentures due 2006 (due 1996 at
  option of debenture holders)                  86         86
8.9% debentures due 2006                       100        100
7% debentures due 2011, net of unamor-
  tized discount of $92 million in 1995
  and $93 million in 1994 (effective
  interest rate 14.6%)                         108        107
8-7/8% debentures due 2019 (due 2004 at
  option of debenture holders)                  38         38
8.1% debentures due 2022                       100        100
7-5/8% debentures due 2024                     100        100
6-1/2% debentures due 2025 (due 2005 at
  option of debenture holders)                 150
Unsecured notes (5.6% to 6.1%)                 142        210
Other                                           21         46
					    ------     ------
					    $1,084     $1,053
					    ======     ======

The Company has a $500 million revolving credit agreement, which expires in 2000, to provide funds for working capital and general corporate purposes. The 8% debentures and unsecured notes are classified as long-term debt because the Company intends, and has the ability under the revolving credit agree-ment, to refinance these debts on a long-term basis.

Notes of the Employee Stock Ownership Plan, which are guaranteed by the Company, consist of $32 million at a floating interest rate (4.5% at December 31, 1995) based on LIBOR and $21 million at a fixed interest rate of 7.6% ($14 million of these notes are included in current portion of long-term debt). The Company has entered into a series of interest rate swaps, which expire ratably through 1999, and which change the interest rate on the $21 million of fixed interest rate notes to fixed interest rates of 7.1% and 6.9% as to $6 million and $13 million, respectively, and to a floating interest rate (4.6% at December 31, 1995) based on LIBOR as to $2 million.

In March 1995, the Company entered into an agreement that expires in 1998 which effectively converts $75 million of United States dollar fixed rate debt into Japanese Yen denominated debt. Interest is payable at 3.2% as to $50 million of debt and at a floating interest rate (0.9% at December 31, 1995) based on Yen LIBOR as to $25 million. In September 1995, the Company entered into agreements that expire in 1998 which fix the exchange rate on $50 million of the $75 million principal payment. In January 1996, the Company entered into an agreement that expires in 1998 which fixes the exchange rate on the remaining $25 million principal payment. The initial agreement was designated as a hedge of the Company's net investments in affiliated companies.

In June 1995, the Company entered into an agreement that expires in 1999 which effectively converts $40 million of United States dollar fixed rate debt into Dutch Guilder denominated debt with a fixed interest rate of 6.5%. This agreement has been designated as a hedge of the Company's net investment in a Netherlands subsidiary.

The Company has two interest rate swaps aggregating $50 million that expire in 2000 which partially offset the effect of a $100 million 9% interest rate swap also expiring in 2000. The net effect of these swaps at December 31, 1995 is to convert $50 million of floating rate debt to fixed rate debt at 9% and another $50 million of floating rate debt to LIBOR plus 3.1%.

In 1994, the Company terminated, and settled for cash, interest rate swap agreements with notional amounts totaling $200 million which hedged the issuance of the 6-3/8% notes and 7-5/8% debentures. The gain on the termination of the interest rate swap agreements is being amortized to interest expense over the life of the notes and debentures and effectively reduces the annual rate of the notes to 4.8% and the debentures to 7.1%.

Aggregate mandatory sinking fund requirements and annual maturities of long-term debt are as follows (in millions): 1996, $20; 1997, $20; 1998, $12; 1999, $107; and 2000, $143. The
amount for 1999 includes the maturity of the $100 million 6-3/8% notes. The amount for 2000 includes $142 million of unsecured notes due to the expiration of the five-year revolving credit agreement in 2000.

Interest capitalized as part of acquisition or construction of major fixed assets (in millions) was $10 in 1995 and 1994, and $12 in 1993. Interest paid (in millions) was $96, $93 and $83 in 1995, 1994 and 1993, respectively.

			    Page 26

Financial instruments outstanding at December 31 are as follows
(in millions):

				     1995                          1994
			  ---------------------------   ---------------------------
			  Notional   Carrying    Fair   Notional   Carrying    Fair
			    amount     amount   value     amount     amount   value
			  --------   --------   -----   --------   --------   -----
Cash and short-term
  investments                           $  84   $  84                 $  41   $  41
Marketable equity
  investments                              42      42                    51      51
Marketable debt securities                 19      19                    26      26
Short-term debt                           (30)    (30)                  (14)    (14)
Long-term debt, current
  portion of long-term
  debt and foreign
  currency principal swaps             (1,104) (1,290)               (1,075) (1,114)
Foreign currency forward
  exchange contracts and
  options                     $150         (2)     (4)      $189          1      (1)
Interest rate swaps
  Fixed to floating             96          1       5         76                 (5)
  Floating to fixed            120         (1)    (16)       123         (1)     (4)
  Fixed to fixed                90          1       4
Interest rate caps
  Purchased                                                  100                  2
  Sold                                                      (100)                (2)

The fair values of short-term investments, marketable equity investments and debt securities, short-term and long-term debt, and interest rate swaps and caps are principally based on quoted market prices. The fair value of foreign currency forward exchange contracts and options, which primarily mature in 1996, and foreign currency principal and interest rate swaps are estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

PENSION PLANS
-------------
The Company has non-contributory defined benefit pension plans covering the majority of employees. Plans covering salaried and certain hourly employees provide benefits that are generally based on years of service and final average compensation. Benefits for other hourly employees are generally based on years of service. Company policy is to fund at least the minimum amount required by applicable regulations. In the event of a change in control of the Company, excess pension plan assets of North American operations may be dedicated to funding of health and welfare benefits for employees and retirees.

The components of pension expense for the years ended December
31 follow (in millions):

				       1995      1994      1993
				       ----      ----      ----
Service cost - benefits earned
  during year                         $ (51)     $(55)     $(42)
Interest cost on projected
  benefit obligation                   (104)      (94)      (97)
Actual return on assets                 347        36       155
Net amortization and deferral          (208)       99       (17)
				      -----      ----      ----
				      $ (16)     $(14)     $ (1)
				      =====      ====      ====

As a result of the DCBU acquisition, pension expense increased by $7 million in 1994.

The pension asset (liability), by funded status of the plan, recognized in the balance sheet at December 31 follows (in
millions):
					1995             1994
				  ---------------   ---------------
				   Over-   Under-    Over-   Under-
				  funded   funded   funded   funded
				  ------   ------   ------   ------
Accumulated pension benefit
  obligation
    Vested                        $1,059   $  218   $  950   $  147
    Nonvested                         64       29       62        8
				  ------   ------   ------   ------
				   1,123      247    1,012      155
Value of future salary
  projections                        132       10      135       10
				  ------   ------   ------   ------
Total projected pension benefit
  obligation                       1,255      257    1,147      165
Fair value of plan assets          1,535      146    1,370       70
				  ------   ------   ------   ------
Plan assets in excess of or
  (less than) projected benefit
  obligation                         280     (111)     223      (95)
Unamortized
  Initial net (asset) obligation     (34)      10      (40)       7
  Net gain                          (180)      (6)    (125)      (3)
  Prior service cost                  11       18       10       15
Adjustment to recognize minimum
  liability                                   (12)              (12)
				  ------   ------   ------   ------
				  $   77   $ (101)  $   68   $  (88)
				  ======   ======   ======   ======

Actuarial assumptions used in the calculation of the pension asset (liability) are as follows:

				       1995      1994      1993
				       ----      ----      ----
Discount rate                          7.25%     8.50%     7.25%
Compensation growth rate               4.70%     5.95%     4.95%
Long-term rate of return on
  plan assets                          9.50%       10%       10%

Plan assets are invested in equity and fixed income securities and other instruments. Underfunded plans are associated principally with operations outside the United States. The change in the discount rate to 7.25% at the end of 1995 had the effect of increasing the accumulated pension benefit obligation by $127 million with an offsetting increase in the unamortized net gain. This change will not have a material effect on future expense.

POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
------------------------------------------------
Generally, United States employees become eligible for postretirement benefits other than pensions, primarily health care and life insurance, upon retirement. These benefits are payable for life, although the Company retains the right to modify or terminate the plans providing these benefits. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features, including deductibles and co-payments. Certain plans limit the annual amount of the Company's future contributions towards employees' postretirement health care benefits. Company policy is to pay claims as they are incurred since, unlike pensions, there is no effective method to obtain a tax deduction for prefunding of these benefits under existing United States income tax regulations.

Expense for postretirement benefits other than pensions for the years ended December 31 follows (in millions):


				       1995      1994      1993
				       ----      ----      ----
Service cost - benefits earned
  during year                          $(12)     $(13)     $ (7)
Interest cost on projected
  benefit obligation                    (49)      (43)      (37)
Net amortization and deferral             8         5         9
				       ----      ----      ----
				       $(53)     $(51)     $(35)
				       ====      ====      ====

As a result of the DCBU acquisition, the expense for postretirement benefits other than pensions increased by $6 million in 1994.

The liability for postretirement benefit plans other than pensions recognized in the balance sheet at December 31 follows
(in millions):

						 1995      1994
						 ----      ----
Accumulated postretirement benefit
  obligation
    Retirees                                     $442      $382
    Eligible plan participants                     55        44
    Non-eligible plan participants                180       177
Unamortized
  Prior service cost                               61        67
  Net loss                                       (125)      (62)
						 ----      ----
						 $613      $608
						 ====      ====

Actuarial assumptions used in the calculation of the liability for postretirement benefits other than pensions are as follows:

				       1995      1994      1993
				       ----      ----      ----
Discount rate                          7.25%     8.50%     7.25%
Projected health care cost trend rate    10%       11%       12%
Ultimate trend rate                       5%     6.25%        5%
Year ultimate trend rate is achieved   2001      2000      2000

The changes in assumed rates had the effect of increasing the accumulated postretirement benefit obligation (APBO) by $33 million with an offsetting increase in the unamortized net loss. These changes will have an immaterial effect on future expense. An increase of 1% in assumed health care cost trend rates would increase the APBO as of December 31, 1995 by $50 million and the net periodic cost for 1995 by $4 million.

PROTECTION OF THE ENVIRONMENT
-----------------------------
The Company has been named a potentially responsible party (PRP) under the Federal Superfund or similar state laws at a number of waste disposal sites. Although these laws technically impose joint and several liability upon each PRP at each site, the extent of the Company's required financial contribution to the cleanup of these sites is expected to be limited based on the number and financial strength of the other named PRP's and the volume and types of waste involved which might be attributable to the Company. The Company is also involved in remedial response and voluntary environmental cleanup expenditures at a number of other sites which are not the subject of any Superfund law proceeding, including certain currently-owned or formerly-owned plants.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the numbers of parties involved at many sites, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates for this purpose based upon cost analyses for each site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1995 and 1994, the balance sheet included an accrual for these costs (in millions) of approximately $38 and $48, respectively. Management estimates that these costs may range up to approximately $70 million and that such costs would be incurred over a period of several years. The Company has rights of recovery from non-affiliated parties as to a portion of these costs with regard to several of these sites. These estimates are forward looking statements and given the inherent uncertainties in evaluating environmental exposures, actual results can differ from these estimates.

Based upon the Company's analyses and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably likely to exceed the amounts recorded or disclosed in an amount which would have a material adverse effect on financial condition, results of operations or liquidity.

SHAREHOLDERS' EQUITY
--------------------
There are 300 million Common Shares authorized. At the end of 1995, there were 605,000 Common Shares held in treasury and 10 million Common Shares were reserved for exercise and grant of stock options. At the end of 1995, there were 14,102 holders of record of Common Shares. Additionally, 21,237 employees were shareholders through participation in the Share Purchase and Investment Plan.

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

In November 1994, the Company issued 1.6 million Common Shares in a pooling-of-interests with Lectron Products, Inc.

Stock options have been granted to certain employees and directors, under various plans, to purchase the Company's Common
Shares at prices equal to fair market value as of date of grant.
These options expire ten years from date of grant. A summary of stock option activity follows:

			    Page 31

				 1995                  1994
			  -------------------   -------------------
			  Average               Average
			   price                 price
			    per                   per
			   share     Shares      share     Shares
			  -------   ---------   -------   ---------
Outstanding, January 1     $37.94   3,999,159   $31.53    3,433,850
Granted                     48.60   1,080,570    57.71      959,390
Exercised                   28.94    (424,409)   28.12     (348,720)
Canceled                    50.58     (49,053)   46.42      (45,361)
				    ---------             ---------
Outstanding, December 31   $41.12   4,606,267   $37.94    3,999,159
				    =========             =========

Shares exercisable
  January 1                         2,839,095             2,401,683
  December 31                       3,296,346             2,839,095
Shares reserved for future grants
  January 1                         1,218,477             2,133,630
  December 31                       5,179,390             1,218,477

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

In 1989, the Company prefunded, through 1999, a portion of anticipated matching contributions to the SPIP by creating an Employee Stock Ownership Plan (ESOP) under the SPIP and selling 5 million Common Shares for $150 million to the ESOP. The shares held by the ESOP have not yet been allocated to employee accounts and are included in shareholders' equity as "Unallocated ESOP Shares" and the notes payable of the ESOP are included in long-term debt. Shares in the ESOP are released at historical cost and allocated to employee accounts based on the ratio of the annual principal payment on the notes payable compared to the original principal amount of the notes payable. Cash dividends paid on shares in the ESOP are charged against retained earnings and, along with Company contributions, are used to repay the principal and interest due on the notes payable. ESOP shares are considered as outstanding for purposes of computing net income per Common Share. Shares in the ESOP at the end of 1995 and 1994 (in millions) were 1.9 and 2.7, respectively. Compensation expense related to the SPIP match, including the effect of shares released by the ESOP at historical cost, (in millions) was $17 in 1995, $15 in 1994 and $11 in 1993.

PREFERRED SHARE PURCHASE RIGHTS
-------------------------------
In June 1995, the Company declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding Common Share. The dividend was paid on July 12, 1995 to shareholders of record on that date. The Rights become exercisable only if a person or group acquires, or offers to acquire, 20% or more of the Company's Common Shares. The Company is authorized to reduce the 20% threshold for triggering the Rights to not less than 10%. The Rights expire on July 12, 2005, unless redeemed earlier at one cent per Right.

When the Rights become exercisable, the holder of each Right, other than the acquiring person, is entitled (1) to purchase for $250, one one-hundredth of a Series C Preferred Share (Preferred Share), (2) to purchase for $250, that number of the Company's Common Shares or common stock of the acquiring person having a market value of twice that price, or (3) at the option of the Company, to exchange each Right for one Common Share or one one-hundredth of a Preferred Share.

LEASE COMMITMENTS
-----------------
Future minimum rental commitments as of December 31, 1995, under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are as follows (in millions): 1996, $48; 1997, $38; 1998, $28; 1999, $19; 2000,
$12; and after 2000, $94.

Rental expense in 1995, 1994 and 1993 (in millions) was $67, $65 and $43, respectively.

INCOME TAXES
------------
Income before income taxes for the years ended December 31 follows (in millions):

				       1995     1994     1993
				       ----     ----     ----
  United States                        $471     $396     $214
  Outside the United States             121       92       48
				       ----     ----     ----
				       $592     $488     $262
				       ====     ====     ====

Income taxes for the years ended December 31 follows (in millions):

				       1995     1994     1993
				       ----     ----     ----
Current
  United States
    Federal                            $109     $ 81     $108
    State and local                      24       15        7
  Outside the United States              59       44       30
				       ----     ----     ----
					192      140      145

Deferred
  United States
    Reduction of valuation allowance
      for deferred income tax assets    (11)
    Other Federal                        26       24      (50)
    State and local                       1        1       (2)
    Increase in statutory tax rate                         (5)
  Outside the United States
    Operating loss carryforwards         (4)      (8)      (7)
    Reduction of valuation allowance
      for deferred income tax assets              (3)      (5)
    Increase in statutory tax rate                (2)      (1)
    Other                               (11)       3        7
				       ----     ----     ----
					  1       15      (63)
				       ----     ----     ----
				       $193     $155     $ 82
				       ====     ====     ====

Significant components of current and long-term deferred income taxes at December 31 follow (in millions):
						 1995
				    -------------------------------
				    Current  Long-term    Long-term
				     assets     assets  liabilities
				    -------  ---------  -----------
Accruals and other adjustments
  Employee benefits                    $ 56       $240         $ (4)
  Depreciation and amortization                   (161)         (24)
  Other                                  85         16            6
Operating loss carryforwards of
  international subsidiaries                        86            2
Other items                               9         18           10
Valuation allowance                                (36)
				       ----       ----         ----
				       $150       $163         $(10)
				       ====       ====         ====

						 1994
				    -------------------------------
				    Current  Long-term    Long-term
				     assets     assets  liabilities
				    -------  ---------  -----------
Accruals and other adjustments
  Employee benefits                    $ 54       $228         $ (4)
  Depreciation and amortization                   (142)         (17)
  Other                                  81         20
Operating loss carryforwards of
  international subsidiaries                        78            1
Other items                              16         18            9
Valuation allowance                                (44)
				       ----       ----         ----
				       $151       $158         $(11)
				       ====       ====         ====

At December 31, 1995, certain subsidiaries outside the United
States had operating loss carryforwards aggregating $181 million. Carryforwards of $131 million have no expiration dates and the balance expire at various dates from 1996 through 2005.

Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate for the years ended December 31 follow (in millions):
					 1995
				     -------------     1994    1993
				     Amount   Rate     Rate    Rate
				     ------   ----     ----    ----
Income taxes at the United
  States statutory rate                $207   35.0%    35.0%   35.0%
State and local income taxes             19    3.1      2.8     1.5
Adjustment of worldwide tax
  liabilities                            12    2.0      1.6     1.4
Possessions credit related to
  Puerto Rican operations               (32)  (5.4)    (5.2)
Reduction of valuation allowance
  for deferred income tax assets        (11)  (1.8)     (.6)   (2.1)
Adjustment of deferred income taxes
  for change in statutory rates                         (.4)   (2.3)
Effective tax rate differential
  on earnings of consolidated
  subsidiaries and associate
  companies outside the United
  States                                 (5)   (.8)    (1.3)     .1
Other--net                                3     .5             (2.1)
				       ----   -----    -----   -----
				       $193   32.6%    31.9%   31.5%
				       ====   =====    =====   =====

The Company has manufacturing facilities in Puerto Rico. These facilities operate under tax relief and other incentives that expire at various dates beginning in 2004 through 2013.

No provision has been made for income taxes on undistributed earnings of consolidated subsidiaries outside the United States of $408 million at December 31, 1995, since the earnings retained have been reinvested by the subsidiaries. If distributed, such remitted earnings would be subject to withholding taxes but substantially free of United States income taxes.

Worldwide income tax payments, including Federal and state income taxes in the United States, in 1995, 1994 and 1993 (in millions) were $166, $109 and $156, respectively.

			    Page 35

QUARTERLY DATA
--------------
(Unaudited)
						 Quarter ended
(Millions except for               -----------------------------------------
  per share data)                  Dec. 31   Sept. 30    June 30    Mar. 31
				   -------   --------    -------    -------
1995
Net sales                           $1,661     $1,672     $1,758     $1,731
Gross margin                           430        429        469        466
  Percent of sales                      26%        26%        27%        27%
Net income                              90         91        110        108

Per Common Share
  Net income                        $ 1.16     $ 1.18     $ 1.41     $ 1.39
  Cash dividends paid                  .40        .40        .40        .30
  Market price
    High                            56-1/4     62-1/2     61-1/4     55-7/8
    Low                             49-1/2     52-3/8     51-7/8     45-3/8

1994
Net sales                           $1,605     $1,531     $1,545     $1,371
Gross margin                           442        411        429        373
  Percent of sales                      28%        27%        28%        27%
Net income                              89         84         86         74

Per Common Share
  Net income                        $ 1.15     $ 1.10     $ 1.13     $ 1.01
  Cash dividends paid                  .30        .30        .30        .30
  Market price
    High                            54-1/4     54-5/8     58-3/4     62-1/8
    Low                             43-7/8     45-3/4     49-7/8     50-3/8

In the fourth quarter of 1995, the effective income tax rate for full year 1995 was adjusted to 32.6% from 33.5%. This adjust-ment reduced income tax expense for the fourth quarter by $4 million.

BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
--------------------------------------------------
Eaton is a global manufacturer of highly engineered products which serve the vehicle, industrial, construction, commercial and aerospace markets with operations located in 23 countries. Operations are classified among three business segments:
Vehicle Components, Electrical and Electronic Controls and Defense Systems. The major classes of products included in each segment and other information follows.

Vehicle Components
------------------
Truck Components - Heavy and medium-duty mechanical and automatic transmissions; power take-offs; drive, trailer and steering axles; brakes; anti-lock brake systems; locking differentials; engine valves; valve lifters; leaf springs; viscous fan drives; fans and fan shrouds; power steering pumps; tire pressure control systems; tire valves; collision warning systems and advanced drivetrain controls.

Passenger Car Components - Engine valves; hydraulic valve lifters; viscous fan drives; fans and fan shrouds; locking differentials; spring fluid dampers; superchargers and tire valves.

Off-Highway Vehicle Components - Mechanical and automatic transmissions; drive and steering axles; specialty axle products; brakes; engine valves; hydraulic valve lifters; gear and piston pumps and motors; transaxles and steering systems; geroters; control valves and cylinders; forgings; central tire inflation systems and tire valves.

The principal market for these products is original equipment manufacturers of heavy and medium-duty trucks, passenger cars and off-highway vehicles. These original equipment manufacturers are generally concentrated in North America, however, sales are made on a global basis. Most sales of these products are made directly to such manufacturers.

Electrical and Electronic Controls
----------------------------------
Industrial and Commercial Controls - Electromechanical and electronic controls including motor starters, contactors, overloads and electric drives; programmable controllers, counters, man/machine interface panels and pushbuttons; photoelectric, proximity, temperature and pressure sensors; residential, molded case, hydraulic, air and medium voltage circuit breakers; loadcenters; safety switches; panelboards; switchboards; switchgear components; switchgear dry type transformers; busway; meter centers; crane controls; portable tool switches; commercial switches; relays; vacuum interrupters; illuminated pushbuttons and panels; annunciator panels; electrically actuated valves and actuators; pressure transducers and switches; and Navy motor control and power conversion systems.

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

Specialty Controls - Ion implanters; plastic and steel spring fasteners; retainer rings; clamps; golf grips; industrial rubber products; industrial clutches and brakes.

The markets for these products are industrial, construction, commercial, automotive, appliance, aerospace and government customers concentrated principally in North America; however, sales are made globally. Sales are made directly by the Company and indirectly through distributors and manufacturers' representatives to such customers.

Defense Systems
---------------
Strategic countermeasures; tactical jamming systems; electronic intelligence; electronic support measures and radar surveillance.

The principal market for these products is the United States
Government.

Other Information
-----------------
Identifiable assets for each segment and geographic region represent those assets used in operations, including excess of cost over net assets of businesses acquired, and exclude general corporate assets, which consist principally of short-term investments, deferred income taxes, investments carried at equity, property and other assets.

Net sales to divisions and subsidiaries of one customer, primarily from the Vehicle Components business segment (in millions), were $653 in 1995, $623 in 1994 and $541 in 1993 (10%
of sales in 1995 and 1994, and 12% in 1993). Sales from the Company's United States operations to customers in foreign countries, primarily Canada, were $709 million in 1995 (10% of sales).

			    Page 38

Geographic Region Information
			 United                         Latin    Pacific   Elimin-
(Millions)               States    Canada    Europe    America   Region    ations    Totals
			 ------    ------    ------    -------   ------    ------    ------
1995
Net sales                $5,390      $282    $1,153      $266      $136     ($405)   $6,822
Operating profit            571        24        79         4        23                 701
Identifiable assets       3,369       109       807       151        90       (99)    4,427

1994
Net sales                $4,807      $292    $  912      $298      $103     ($360)   $6,052
Operating profit            491        30        50         9        14                 594
Identifiable assets       3,081       119       636       156        57       (86)    3,963

1993
Net sales                $3,404      $183    $  769      $202      $ 81     ($238)   $4,401
Operating profit            275        21        17         9        10                 332
Identifiable assets       1,710       101       548       103        48       (60)    2,450

Results for 1994 reflect the acquisition of DCBU on January
31, 1994.

Operating profit in 1993 was reduced $53 million in the United States and $2 million in Canada by an acquisition integration charge related to the purchase of DCBU, and by a $9 million charge for streamlining operations in Europe.

Geographic region information (table above) does not include results of associate companies and joint ventures in which the Company holds a 20%-50% ownership interest, which are accounted for by the equity method, and which had total sales as follows (in millions):

			 United              Latin    Pacific
			 States    Europe   America   Region     Totals
			 ------    ------   -------   -------    ------
1995                        $21       $13       $20      $347      $401
1994                         10        15        10       240       275
1993                          7        13        15       169       204

			    Page 39

Business Segment Information
(Millions)                                          1995       1994       1993
						    ----       ----       ----
Net sales by classes of similar products
  Vehicle Components
    Truck Components                               $1,965     $1,798     $1,504
    Passenger Car Components                          669        616        524
    Off-Highway Vehicle Components                    458        414        329
						   ------     ------     ------
						    3,092      2,828      2,357
  Electrical and Electronic Controls
    Industrial and Commercial Controls              1,975      1,812        779
    Automotive and Appliance Controls               1,062        839        735
    Specialty Controls                                574        437        338
						   ------     ------     ------
						    3,611      3,088      1,852
  Defense Systems                                     119        136        192
						   ------     ------     ------
						   $6,822     $6,052     $4,401
						   ======     ======     ======

Operating profit
  Vehicle Components                               $  414     $  354     $  247
  Electrical and Electronic Controls
    (1993 reduced by the $55 million
    acquisition integration charge)                   285        239         83
  Defense Systems                                       2          1          2
						   ------     ------     ------
						      701        594        332
Interest expense                                      (86)       (83)       (65)
Interest income                                         6          7          8
General corporate expenses--net                       (29)       (30)       (13)
						   ------     ------     ------
Income before income taxes                         $  592     $  488     $  262
						   ======     ======     ======

Identifiable assets
  Vehicle Components                               $1,463     $1,337     $1,213
  Electrical and Electronic Controls                2,869      2,512      1,121
  Defense Systems                                      95        114        116
						   ------     ------     ------
						    4,427      3,963      2,450
  General corporate assets                            626        719        818
						   ------     ------     ------
Total assets                                       $5,053     $4,682     $3,268
						   ======     ======     ======

Capital expenditures
  Vehicle Components                               $  203     $  149     $  124
  Electrical and Electronic Controls                  174         98         68
  Defense Systems                                       4          5          7
  Corporate                                            18         15         28
						   ------     ------     ------
						   $  399     $  267     $  227
						   ======     ======     ======
Depreciation and amortization
  Vehicle Components                               $  118     $  110     $  101
  Electrical and Electronic Controls                  134        114         69
  Defense Systems                                      13         14         15
  Corporate                                            16         13         11
						   ------     ------     ------
						   $  281     $  251     $  196
						   ======     ======     ======

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

Summary Financial Information for Eaton ETN Offshore Ltd.
---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore) was incorporated by Eaton in 1990 under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton or its subsidiaries. All of the common stock of Eaton Offshore are owned directly or indirectly by Eaton. Eaton Offshore owns the common stock of a number of the Eaton's subsidiaries. These subsidiaries are engaged principally in the manufacture of truck transmissions, fasteners, leaf spring assemblies, engine components, and electrical and electronic controls. Effective January 31, 1994, Eaton Offshore, through its subsidiaries, acquired certain of the Canadian and Brazilian operations of the former Distribution and Control Business Unit
(DCBU). On June 30, 1994 and on April 1, 1995, majority ownership of certain other assets of DCBU and another subsidiary were transferred to a subsidiary of Eaton Offshore from Eaton. Summary financial information for Eaton Offshore and its consolidated subsidiaries for the years ended December 31 follow (in millions):

			    1995    1994    1993    1992    1991
			    ----    ----    ----    ----    ----
Income statement data
  Net sales                 $614    $494    $295    $295    $165
  Gross profit                99      87      42      42      26
  Net income                  28      20      13      17      13

Balance sheet data
  Current assets            $324    $237    $160    $144    $124
  Noncurrent assets          152     122     109      86      42
  Net intercompany
    receivables (payables)   (15)     (4)    (15)     24      33
  Current liabilities         97      83      50      51      20
  Noncurrent liabilities     117     107     114     115     104

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
--------
Buoyed by strength of the United States and European economies, strong sales momentum that began in late 1993 continued in 1995 resulting in Eaton achieving the highest net sales, net income and net income per Common Share in the Company's history. This marks the second consecutive year of record results. The strength of the year was underscored by the results of each quarter in 1995 when sales exceeded $1.6 billion and net income equaled or exceeded $90 million in every quarter for the first time in the Company's history.

Each product class and most major geographic regions in the Vehicle Components and Electrical and Electronic Controls segments experienced sales growth in 1995 as compared to 1994. The higher sales reflect positive contributions from the Company's existing operations, improved industrial economic market conditions worldwide, geographic expansion and business acquisitions. Net income and net income per Common Share increased 20% and 17%, respectively, in 1995 over 1994. These improvements largely reflect the increased sales levels.

During 1995, the Company took actions intended to enhance shareholder value, approving a 33% increase in the quarterly dividend and a new Preferred Share Purchase Rights Plan, and initiating a share repurchase program to avoid dilution of earnings per share from exercise of stock options.

1995 COMPARED TO 1994
---------------------
NET SALES
---------
Net sales rose 13% in 1995 over 1994. The improvement in sales was broadly based and primarily attributable to higher unit volumes in both the Vehicle Components and the Electrical and Electronic Controls segments. During 1995, the Company benefited from the diversity of its product lines as well as from its global markets. In 1995, the North American economy continued to favor the transportation and capital goods markets served by the Company which was the principal reason for the 11% sales increase in North America in 1995 over 1994. The European economic recovery that began in 1994 continued in 1995 and coupled with the recently acquired IKU Group resulted in a 26% sales increase in that region in 1995 over 1994. Despite the continued recession in Japan, sales in the Pacific Region rose 32% in 1995 over 1994, due in part to the recently acquired Emwest electrical switchgear and controls business. In Latin America, economic weakness in Mexico, Brazil and Argentina caused an 11% sales decline in 1995 over 1994. The weakness in Mexico, Brazil and Argentina was partially offset by sales from the recently acquired Mallory Controles Ltda.

The Vehicle Components segment continued its trend of increased net sales, with 1995 showing an increase of 9% over 1994. Truck Components sales rose 9% in 1995 over 1994. The North American market for heavy-duty trucks set industry records again in 1995, with Class 8 truck sales reaching 245,000 units, 9% above the previous record set in 1994. However, the soft landing of the United States economy in the second half of 1995 negatively impacted sales of heavy-duty trucks in the fourth quarter of 1995. Fourth quarter 1995 heavy-duty truck production declined 6% in response to the sharp drop in orders. Slowing growth in industrial output since the first quarter of 1995 affected truck tonnage hauled; as a result, the rush to add fleet capacity, which was at a frenzied pace in 1994 and early 1995, slowed during the second half of 1995. In the third quarter of 1995, though production and retail sales of heavy-duty trucks remained high, net orders were negative as canceled orders exceeded new incoming orders. In the fourth quarter of 1995, orders rebounded somewhat but remained well below the levels experienced earlier in the year. Backlog, which is at 114,000 units at year-end 1995, remains high by historical standards.

The Vehicle Components segment also reflects higher sales of components for sport utility vehicles, minivans and light trucks. North American factory sales in 1995 were comparable with strong 1994 sales. These vehicles, where the Company's component sales are particularly strong, now account for nearly half of the domestic vehicle unit sales of United States-based automobile manufacturers. Passenger Car Components sales rose 9% in 1995 over 1994 despite a 2% decline in North American production of passenger cars and a modest 4% rise in Europe. Sales benefited from the continued trend to multivalve engines and particular strength in Europe. The continuing demand for hydraulic components from the agricultural, construction and industrial markets enabled Off-Highway Vehicle Components sales to remain strong, showing an 11% increase in 1995 over 1994.

The Electrical and Electronic Controls segment continued its trend of significant growth in net sales, with 1995 showing an increase of 17% over 1994, nearly doubling the sales of just two years ago. Sales for 1995 reflect twelve months from the former Distribution and Control Business Unit (DCBU) versus eleven months in 1994.

An increase in industrial and nonresidential construction, partially offset by decreases in both residential construction and sales to the United States Government, resulted in Industrial and Commercial Controls sales rising 9% in 1995 over 1994. The 27% increase in sales of Automotive and Appliance Controls in 1995 over 1994 was due in part to the acquisitions of Lectron Products, Inc., Mallory Controles Ltda. and the IKU Group as well as increased penetration on several new automotive platforms.

Worldwide demand for the Company's semiconductor capital equipment continues to be extraordinarily strong. Sales of the

Company's ion implanters in 1995 were at an all-time high, rising 80% over 1994 and more than doubling the sales of just two years ago. This demand was the primary contributor to Specialty Controls' 31% sales increase in 1995 over 1994. Sales of the joint venture related to this business, which are not included in the Company's consolidated sales, also benefited significantly from this increased demand, rising 61% over 1994. The Company is experiencing surging markets as well as market share gains throughout its entire ion implanter product line. Based on industry capital spending plans, semiconductor capital equipment sales are expected to rise significantly again in 1996. A new manufacturing facility in Austin, Texas, currently under construction, will significantly expand the Company's capacity to serve this growing market.

OPERATING RESULTS
-----------------
Income from operations increased 16% in 1995 over 1994, reflecting a 9% return on sales for both years. This increase was primarily a result of the higher sales volumes described above, as well as the impact of the Company's continued emphasis on cost reduction efforts and productivity improvement programs. These improvements have enabled the Company to maintain its margins while pricing products competitively in value-driven world markets.

Operating profit for the Vehicle Components segment continued to be strong, improving 17% in 1995 over 1994 and reflecting a 13% return on sales for both years. While the improvement in profits was primarily attributable to improved sales volumes, other contributing factors included ongoing cost reduction efforts and productivity improvement programs, and economies achieved through organizational rationalizations of certain businesses which have better positioned operations to benefit from further growth and market opportunities in global vehicle markets. One such example is the demand in Europe for the Company's new heavy-duty synchronized transmission which has exceeded expectations. Despite the initial costs of bringing this new product to market, which decreased margins in the third quarter of 1995, it is now a positive contributor to margins.

Operating profit for the Electrical and Electronic Controls segment continued to be strong, improving 20% in 1995 over 1994 and reflecting an 8% return on sales for both years. The improvement in profits was primarily attributable to improved sales volumes, but also included added contributions from recently acquired businesses, continued stringent cost containment efforts and the realization of benefits from earlier resizings. On the negative side, transitional plant integration difficulties, effects of two September hurricanes in Puerto Rico and unanticipated program launch costs on several new automotive platforms reduced margins in the last half of 1995. The Company expects to correct the operational difficulties in Cutler-Hammer and the program launch issues in the automotive controls business in 1996. Investments in systems and infrastructure for the Company's semiconductor equipment operations also reduced margins in 1995, but will help Eaton take full advantage of the growth opportunities in this profitable business in 1996 and beyond.

Increased income from associate companies, a payment received related to a dividend from a foreign subsidiary and reduced foreign currency exchange losses primarily caused the increase in Other income--net in 1995 over 1994.

An analysis of changes in income taxes and the effective income tax rate is presented under 'Income Taxes' in the Financial
Review.

As the sales momentum in many of the Company's markets changed markedly over the course of 1995, with earlier booming demand giving way to more mixed conditions as 1995 ended, the Company anticipates 1996 will be a challenging year. During 1996, the Company expects to continue to benefit from the diversity of its product lines as well as from its global markets. The North American heavy-duty truck market is expected to decline between 20% to 25% from the unprecedented levels experienced in the last two years. The Company expects production of light vehicles to be flat, with passenger cars declining slightly and light trucks modestly higher. The United States capital spending boom, while maturing, is expected to show sustained, moderate growth, with semiconductor capital equipment expected to rise another 40% in 1996.

The success of the Vehicle Components segment is closely linked to increased use of heavy-duty trucks in support of domestic manufacturing. Other significant factors include enduring consumer preference for light trucks, particularly minivans and sports utility vehicles; increasing production of multivalve engines for enhanced performance and economy in light motor vehicles worldwide; declining market share for imports in North America; and demand for off-highway vehicles.

Several factors raise expectations for continued growth in the Electrical and Electronic Controls segment, including continued surging worldwide demand for semiconductor capital equipment, broad based demand for technologically advanced controls to serve industrial and commercial markets, ongoing strength of the United States and European economies, high level of capacity utilization across many industries and new market initiatives the Company has undertaken in the Far East and Latin America.

The Company's long-term goal of building sustainable earnings growth throughout the economic cycle is being accomplished through continued emphasis on the development of new products, increased expansion into global markets, and acquisition of businesses and product lines to complement the Company's existing operations.

To enhance Eaton's existing portfolio of products as well as to develop the products of tomorrow, the Company spent a record amount in 1995 in research and development. The Company is providing increased value added to global customers through investment in internal product development by applying electronics to make mechanical products 'smart' and developing assemblies and subsystems rather than the more traditional individual components.

The Company continues to be active in pursuing growth through acquisitions as well as through investments in 20% to 50% owned associate companies. Over the past decade, the Company has acquired thirty companies or product lines and invested in eleven associate companies with an orientation towards strengthening existing businesses and assuring their world-class competitiveness. Each of the Company's major North American business lines is a leader in the market it serves. The 1994 acquisition of DCBU tripled the size of Eaton's Cutler-Hammer business. The Company has increased its efforts to expand in the Pacific Region and Latin America, areas expected to have the highest growth rates for the foreseeable future. Eaton intends to leverage its strong established presence in North America and Europe to these developing regions. Recent examples of this expansion are the acquisition of Mallory Controles Ltda., a leading Brazilian appliance and automotive controls company, and the purchase of an additional minority interest in the Company's majority-owned Mexican truck manufacturing operations. Pacific Region acquisitions include Rubberon, a leading golf grip manufacturer, and the Emwest electrical switchgear and controls business. The Company's associate companies are predominately located in the Pacific Region and Latin America.

CHANGES IN FINANCIAL CONDITION
------------------------------
Net working capital increased to $822 million at year-end 1995 from $744 million at year-end 1994, while the current ratio of
1.7 was consistent for both year-ends. The Company remains in a strong financial position and has the capital resources available in the form of working capital, lines of credit and funds provided by operations for reinvestment in existing operations, strategic acquisitions and managing the capital structure.

Although sales in 1995 reached a record level, accounts receivable and inventories at the end of 1995 only increased slightly from 1994. The accounts receivable and inventory turnover rates of seven times in 1995 were consistent with 1994. Accounts receivable days sales outstanding and days of inventory on-hand showed slight increases at year-end 1995 from 1994. The acquisitions of the IKU Group and Emwest, as discussed under 'Acquisitions and Divestitures of Businesses' in the Financial Review, were the principal cause of the increase in excess of cost over net assets of businesses acquired from the prior year-end.

Total debt, consisting of short-term and long-term debt and the current portion of long-term debt, increased slightly from December 31, 1994, the result of the issuance in June 1995 of $150 million 6-1/2% debentures due 2025, which was partially offset by payments on certain borrowings. In 1995, the Company entered into a $500 million five-year revolving credit agreement as discussed under 'Debt and Other Financial Instruments' in the Financial Review.

Reflecting the Company's ongoing investment program under long-range goals to achieve improvements in product quality, manufacturing productivity and business growth, capital expenditures for 1995 were a record. Over the past five years, the Company has spent more than $1 billion on capital expenditures to increase productivity, reduce costs and, selectively, to add capacity. Capital spending in 1996 is anticipated to be another all-time record in order to enable the Company to enhance product quality through technology improvements and to help achieve long-term growth prospects.

During 1994, the Company purchased DCBU, as discussed under 'Acquisitions and Divestitures of Businesses' in the Financial Review. The Company has been actively progressing on the comprehensive integration plan which was established for the combination of DCBU with the Company's Industrial Controls and Power Distribution Operations. To date, the Company has closed and/or announced the closure of twenty-six facilities and sold six facilities as a result of divestiture activities.

At December 31, 1995, the Company had net deferred income tax assets reported as both current and long-term assets.
Management believes it is more likely than not that these tax benefits will be realized through the reduction of future taxable income. Significant factors considered by management in determination of the probability of realization of deferred tax assets include historical operating results of the Company, expectations of future earnings and the extended period of time over which the postretirement health care liability will be paid.

In the normal course of business, the Company is exposed to various financial risks including changes in interest and foreign exchange rates. The Company has developed systems to continuously measure and assure that these exposures are evaluated comprehensively so that appropriate and timely action can be taken to reduce risk, if necessary. Monitoring of exposures and the evaluation of risks includes approval of derivative activities on a discrete basis by senior management. Oversight and review of exposures and derivative activities is performed monthly by senior management. In order to minimize the impact of potential defaults, the Company specifically limits counterparty credit exposure to prudent dollar limits. The effect of financial instruments on the Company's financial condition and results of operations is not material. The Company's derivative activities are described in greater detail under 'Debt and Other Financial Instruments' in the Financial Review.

To reflect current market conditions, the discount rate and other rate assumptions used to measure the projected benefit obligations for pensions and postretirement benefits other than pensions was reduced in 1995, as further discussed under 'Pension Plans' and 'Postretirement Benefit Plans Other Than Pensions' in the Financial Review.

Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. The Company continues to modify, on an ongoing, regular basis, certain processes in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in and wastes generated from operations. The Company's liabilities related to environmental matters are further discussed under 'Protection of the Environment' in the Financial Review.

Due to a strong balance sheet and cash flow from operations, strength of the Company's markets and a commitment to enhancing ongoing shareholder value, the Company raised the quarterly dividend from 30 cents to 40 cents, effective with the second quarter 1995 dividend. This represented a 33% increase and was the second increase in dividend rates in less than two years. The Company has paid dividends on Common Shares annually since 1923. Cash dividends paid in 1995 were a record. In addition, a dividend of one Preferred Share Purchase Right on each outstanding Common Share was declared as discussed under 'Preferred Share Purchase Rights' in the Financial Review.

To enhance shareholder value and to avoid dilution of earnings per share resulting from the exercise of stock options by employees, the Company's Board of Directors has authorized the purchase of up to five million outstanding Common Shares. Under the Board's authorization, the Company may purchase these shares over a five year period; however, only a maximum of 1.5 million shares can be purchased in any one year. Through December 31, 1995, the Company had repurchased 766,000 shares at an aggregate purchase price of $40 million, or an average price of $52 per share.

The Company continues to generate substantial cash from operations. The Company's earnings growth and emphasis on asset management generated record operating cash flow in 1995, compared with the previous record in 1994. The improvement in cash flow resulting from increased net income and other items exceeded the cash requirements to fund increased working capital. Net cash provided by operating activities, supplemented by commercial paper and other borrowings, was used to fund the purchase price of business acquisitions, the record levels of capital expenditures and cash dividends, the repayment of debt and repurchase of Common Shares.

1994 COMPARED TO 1993
---------------------
NET SALES
---------
Net sales increased 38% in 1994 over 1993. This increase reflected the contributions of acquired businesses, principally DCBU, as well as increased unit volume shipments in North American transportation and capital goods markets. Sales improvements were also recorded by virtually all of the Company's operations outside the United States due in part to export of products to meet North American market demands. The economic recovery that began in the United Kingdom in 1993 spread to the European continent as additional market strength was evident in Germany, France, Italy and other continental countries as indicated by the 19% sales increase in Europe over 1993. The purchase of DCBU also expanded the Company's presence in Latin America. The combination of this acquisition and the growth in existing operations resulted in a 48% sales increase in Latin America over 1993.

The Vehicle Components segment experienced significant growth as net sales increased 20% in 1994 over 1993. Although the increase in sales was driven by unprecedented levels of production of heavy-duty trucks in North America, each product class in this segment reported an increase in excess of 17% in 1994 as compared to 1993. The heavy-duty truck market set industry records, with North American factory sales of 226,000 units, a 7% increase over the previous record levels of 1979 and a 21% increase over 1993.

Vehicle Components segment sales also reflected higher sales of components for sport utility vehicles, minivans and light trucks which markets showed a 20% increase in North American factory sales in 1994 over 1993. These vehicles, where the Company's component sales are particularly strong, accounted for nearly half of the domestic vehicle unit sales of United States-based automobile manufacturers. Passenger Car Components sales in 1994 increased substantially over 1993 as the Company benefited from the 5% increase in factory sales of passenger cars in North America and also from improved market penetration.
Additionally, sales of Off-Highway Vehicle Components showed marked improvement throughout the year as a result of strong demand for hydraulic components from agricultural, construction and industrial markets worldwide.

The Electrical and Electronic Controls segment's net sales in 1994 rose 67% over 1993. The DCBU acquisition was the principal cause for the increase in the Industrial and Commercial Controls product class, where sales more than doubled compared to 1993. Also, each of the remaining product classes in this segment reported an increase in excess of 14% in 1994 as compared to 1993. These increases were a reflection of strong growth experienced in the industrial, residential and commercial markets served by this segment.

Automotive and Appliance Controls sales in 1994 increased significantly over 1993 due to improved conditions in the passenger car and light truck markets served by the Company.
The strength of the North American household appliances market in comparison to previous years and positioning with appliance manufacturers also benefited the Company. Robust sales of semiconductor equipment, included in Specialty Controls, also contributed significantly to the 1994 sales increase for this segment. Sales rose sharply due to increased market penetration and worldwide demand for semiconductor equipment. Market leadership permitted the Company to benefit substantially from the industry's growth. To meet this continuing demand, a new medium current ion implanter manufacturing facility is being built in Austin, Texas. A new high energy ion implantation system was introduced in mid-year 1994, and market response, particularly in the Far East, exceeded expectations.

OPERATING RESULTS
-----------------
Income from operations increased 80% in 1994 over 1993, which was reduced by a $55 million acquisition integration charge before income tax credits related to the purchase of DCBU. This increase reflected the higher level of sales described above, including the contributions of acquired businesses, results of continuous improvement initiatives and inventory controls, efforts to maintain and improve efficiency and productivity in the face of greatly increased marketplace demand, and benefits of recent capacity and workforce rationalizations.

Operating profit for the Vehicle Components segment was strong, rising 43% in 1994 over 1993 and reflecting a 13% return on sales (10% for 1993). Increased profits were attributable largely to improved sales levels and also were a reflection of continuing stringent cost containment efforts as well as economies achieved through organizational rationalizations of certain businesses which better positioned operations to benefit from further growth and market opportunities in global vehicle markets. In 1993, operating profit was reduced by $9 million as a result of streamlining certain Vehicle Components operations in Europe.

Operating profit for the Electrical and Electronic Controls segment significantly improved, rising 73% in 1994 over 1993 and reflecting an 8% return on sales (7% for 1993), before the effect of the $55 million acquisition integration charge. The improvement in profits resulted from higher sales volumes, including contributions from acquired businesses, emphasis placed on containing and controlling costs and realization of benefits of earlier resizings.

The increase in interest expense in 1994 over 1993 was primarily caused by a higher average borrowing level due to the issuance of debt in 1994 to partially finance the acquisition of DCBU.

An analysis of changes in income taxes and the effective income tax rate is presented under "Income Taxes" in the Financial
Review.



			    Page 52

Eaton Corporation
Five-Year Consolidated Financial Summary

For the year                                         1995      1994      1993      1992      1991
---------------------------------------------------------------------------------------------------
(Millions except for per share data)
Net sales                                           $6,822    $6,052    $4,401    $4,101    $3,659
Income before extraordinary item and cumulative
  effect of accounting changes                         399       333       180       140        74
Extraordinary item                                                          (7)
Cumulative effect of accounting changes
  Postretirement benefits other than pensions                                       (274)
  Income taxes                                                                         6
Net income (loss)                                      399       333       173      (128)       74

Per Common Share
  Income before extraordinary item and
    cumulative effect of accounting changes         $ 5.13    $ 4.40    $ 2.57    $ 2.03    $ 1.09
  Extraordinary item                                                      (.10)
  Cumulative effect of accounting changes
    Postretirement benefits other than pensions                                    (3.97)
    Income taxes                                                                    0.09
  Net income (loss)                                   5.13      4.40      2.47     (1.85)     1.09
  Cash dividends paid                                 1.50      1.20      1.15      1.10      1.10


At the year-end
---------------------------------------------------------------------------------------------------
Total assets                                        $5,053    $4,682    $3,268    $3,220    $3,184
Long-term debt                                       1,084     1,053       649       833       795
Total debt                                           1,134     1,089       773       882       927
Shareholders' equity                                 1,975     1,680     1,105       948     1,153

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

		       Eaton Corporation
		1995 Annual Report on Form 10-K
			  Item 14 (c)
		   Listing of Exhibits Filed

3(a) Amended Articles of Incorporation (as amended and restated May 19, 1994) - Incorporated by reference to the Form 8-K Report dated May 19, 1994

3(b)    Amended Regulations (as amended and restated as of April
	27, 1988) - Incorporated by reference to the Annual
	Report on Form 10-K for the year ended December 31, 1994

4(a) Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

4(b)    Eaton Corporation Rights Agreement dated June 28, 1995
	- Incorporated by reference to the Form 8-K Report dated
	June 28, 1995

10      Material contracts

	The following are either a management contract or a compensatory plan or arrangement:

	(a) Deferred Incentive Compensation Plan (as amended and restated May 1, 1990) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1993

	(b) Executive Strategic Incentive Plan, effective as of January 1, 1991 - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992

	(c) Group Replacement Insurance Plan (GRIP), effective as of June 1, 1992 - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992

	(d) 1991 Stock Option Plan - Incorporated by reference to the definitive Proxy Statement dated March 18, 1991

	(e) The following are incorporated by reference to the definitive Proxy Statement dated March 17,
		1995:

		(i)     1995 Stock Option Plan

		(ii)    Incentive Compensation Deferral Plan

	(f) The following are incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1990:

		(i)     Strategic Incentive and Option Plan (as
			amended and restated as of January 1,
			1989)

		(ii)    Limited Eaton Service Supplemental
			Retirement Income Plan (as amended and
			restated as of January 1, 1989)

		(iii)   Amendments to the 1980 and 1986 Stock
			Option Plans

		(iv)    Form of "Change in Control" Agreement
			entered into with all officers of Eaton
			Corporation

		(v)     Eaton Corporation Supplemental Benefits
			Plan (as amended and restated as of
			January 1, 1989) (which provides supple-mental retirement benefits)

		(vi) Eaton Corporation Excess Benefits Plan (as amended and restated as of January 1, 1989) (with respect to Section 415 limitations of the Internal Revenue
			Code)

	(g) The following are incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990:

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

21 Subsidiaries of Eaton Corporation (filed as a separate section of this report)

23 Consent of Independent Auditors (filed as a separate section of this report)

24 Power of Attorney (filed as a separate section of this report)

27 Financial Data Schedule (filed as a separate section of this report)

		       Eaton Corporation
		1995 Annual Report on Form 10-K
			   Item 14(c)
			   Exhibit 11
	  Computations of Net Income per Common Share

					 Year ended December 31
					------------------------

(Millions except for per share data)      1995     1994    1993
					  ----     ----    ----

Average number of Common Shares
  outstanding                             77.8     75.6    69.8

Income before extraordinary item         $ 399    $ 333   $ 180
Per share amount                          5.13     4.40    2.57
					 =====    =====   =====

Extraordinary item                                        $  (7)
Per share amount                                           (.10)
							  =====

Net income                               $ 399    $ 333   $ 173
Per share amount                          5.13     4.40    2.47
					 =====    =====   =====

		       Eaton Corporation
		1995 Annual Report on Form 10-K
			  Item 14(c)
			  Exhibit 21
	      Subsidiaries of Eaton Corporation

Eaton is publicly held and has no parent corporation.  Eaton's subsidiaries, the state or country in which each was organized, and the percentage of voting securities owned by Eaton or
another Eaton subsidiary as of December 31, 1995 are as follows:
						   Percentage of voting
						   securities owned (by
				     Where        Eaton unless otherwise
 Consolidated subsidiaries (A)     organized            indicated)
-------------------------------    ----------    -------------------------
American Nucleonics Corporation    California    100%        AIL Systems
							     Inc.
Vorad Safety Systems, Inc.         California    100%        IVHS
							     Technologies,
							     Inc.
AIL Systems Inc.                   Delaware       95.046%    AIL Systems
							     Holding
							     Company
BAC Investments Ltd.               Delaware      100%
Cutler-Hammer de Puerto Rico Inc.  Delaware      100%        Cutler-Hammer
							     (Partnership)
Cutler-Hammer Inc.                 Delaware      100%
Eaton Administration Corporation   Delaware      100%
Eaton ESC Holding Company          Delaware      100%
Eaton Holding Corporation          Delaware      100%        Eaton
							     International
							     Corporation
Eaton International Corporation    Delaware      100%
Eaton Semiconductor Equipment,Inc. Delaware      100%
Eaton Truck Systems, Inc.          Delaware      100%
Eaton USEV Holding Company         Delaware      100%
Eaton VORAD Technologies, L.L.C.   Delaware       50%        Eaton Truck
							     Systems, Inc.
						  50%        Vorad Safety
							     Systems, Inc.
ERC Corporation                    Delaware      100%        Eaton Leasing
							     Corporation
ERC II Corporation                 Delaware      100%        Eaton Leasing
							     Corporation
IVHS Technologies, Inc.            Delaware       70%
Lectron Products, Inc.             Indiana       100%        Lectron
							     Products, Inc.
							     (Michigan)
IKU USA Inc.                       Michigan      100%        SPIVICO Inc.
Lectron Products, Inc.             Michigan      100%
SPIVICO Inc.                       Michigan      100%        Eaton Holding
							     Corporation
AIL Systems Holding Company        Nevada        100%



Cutler-Hammer (Partnership)        Ohio           99%
						   1%        Cutler-Hammer
							     Inc.
Cutler-Hammer de Puerto Rico
  Company (Partnership)            Ohio           99%        Cutler-Hammer
							     de Puerto
							     Rico Inc.
						   1%        Cutler-Hammer
							     Inc.
Cutler-Hammer Products
  (Partnership)                    Ohio           99%
						   1%        Cutler-Hammer
							     Inc.
Eaton Consulting Services
  Corporation                      Ohio          100%
Eaton IDT, Inc.                    Ohio          100%
Eaton Leasing Corporation          Ohio          100%
Eaton Properties Corporation       Ohio          100%        Eaton Leasing
							     Corporation
Eaton Utah Corporation             Ohio          100%        Eaton Leasing
							     Corporation
Eaton Westlake Corporation         Ohio          100%        Eaton Leasing
							     Corporation
U.S. Engine Valve (Partnership)    Ohio           75.607%    Eaton USEV
							     Holding
							     Company
Eaton I.C.S.A.                     Argentina     100%

Eaton Holding G.m.b.H.             Austria       100%        Eaton
							     International
							     Corporation
Eaton Controls Pty. Ltd.           Australia      99.99996%  Eaton
							     International
							     Corporation
						    .00004%  Eaton Pty.
							     Ltd.
Eaton Pty. Ltd.                    Australia     100%
Eaton Specialty Controls Pty.
  Ltd.                             Australia      99.99996%
						    .00004%  Eaton
							     International
							     Corporation
Eaton Foreign Sales Corporation    Barbados      100%
Eaton Holding Limited              Barbados      100%        Eaton Yale
							     Ltd.
Eaton Services Limited             Barbados      100%        Eaton Holding
							     Limited
Saturn Insurance Company Ltd.      Bermuda
				     Islands     100%
Eaton Controles Ltda.              Brazil         51%
						  49%        Eaton
							     International
							     Corporation



Eaton Ltda.                        Brazil         70.67%     Eaton
							     Services
							     Limited
						  28.73%     Eaton
							     International
							     Corporation
						    .60%     Cutler-Hammer
							     Inc.
Eaton Mercantil Exportadora
  Ltda.                            Brazil        100%        Equipamentos
							     Eaton Ltda.
Eaton Technologies Ltda.           Brazil         99.99%
						    .01%     Eaton
							     International
							     Corporation
Equipamentos Eaton Ltda.           Brazil          1.9%
						  98.1%      BAC
							     Investments Ltd.
Eaton ETN Offshore Ltd.            Canada        100%        Common Shares -
							     Eaton
							     Corporation
						 100%        Preferred
							     Shares -
							     Eaton
							     International
							     Corporation
Eaton Yale Ltd.                    Canada        100%        Eaton ETN
							     Offshore Ltd.
Eaton Holding I Limited            Cayman
				     Islands     100%        Eaton Holding
							     III Limited
Eaton Holding II Limited           Cayman
				     Islands     100%        Eaton Holding
							     III Limited
Eaton Holding III Limited          Cayman
				     Islands     100%        Eaton G.m.b.H.
Eaton Controles Industriales S.A.  Costa Rica     97.53%     Eaton
							     International
							     Corporation
Eaton Controls d.o.o.              Croatia        80%        Eaton
							     Controls S.A.
						  20%        Eaton
							     Technologies S.A.
Coupatan Immobiliere S.A.          France        100%        Eaton Controls
							     S.A.
Eaton Controls S.A.                France        100%        Eaton
							     Technologies S.A.
Eaton S.A.                         France        100%
Eaton Technologies S.A.            France         55%
						  45%        Eaton
							     International
							     Corporation
Kirsten France S.A.                France        100%        Eaton
							     Beteiligungs
							     G.m.b.H.



Eaton Automotive G.m.b.H.          Germany       100%        Eaton G.m.b.H.
Eaton Beteiligungs G.m.b.H.        Germany       100%        Eaton G.m.b.H.
Eaton Controls G.m.b.H. & Co.
  K.G. (Partnership)               Germany        99.5%      Eaton Yale Ltd.
						    .5%      Eaton Controls
							     Verwaltungs
							     G.m.b.H.
Eaton Controls Verwaltungs
  G.m.b.H.                         Germany       100%
Eaton G.m.b.H.                     Germany       100%
Eaton Technologies Limited         Hong Kong     100%        Eaton
							     International
							     Corporation
Eaton Automotive S.p.A.            Italy          33%
						  67%        Eaton S.p.A.
Eaton Controls S.p.A.              Italy          99.9998%   Eaton S.p.A.
						    .0002%   Eaton
							     Automotive S.p.A.
Eaton Finance S.p.A.               Italy          50%        Eaton
							     Automotive S.p.A.
						  50%        Eaton Controls
							     S.p.A.
Eaton S.p.A.                       Italy          99.9053%
						    .0947%   Eaton B.V.
Eaton Japan Co., Ltd.              Japan         100%
Eaton International Inc.           Liberia       100%
C-H Controls Sdn. Bhd.             Malaysia      100%        Eaton
							     International
							     Corporation
Condura S.A. de C.V.               Mexico        100%        Eaton
							     International
							     Corporation
Cutler-Hammer Mexicana S.A.        Mexico        100%        Eaton
							     International
							     Corporation
Controles Latinamericanos,
  S.A. de C.V.                     Mexico        100%        Eaton
							     International
							     Corporation
Eaton Manufacturera S.A.
  de C.V.                          Mexico         87.427%
Equipos Cutler-Hammer S.A.
  de C.V.                          Mexico         99.99999%  Eaton
							     International
							     Corporation
						    .00001%  Cutler-Hammer
							     Inc.



Operaciones de Maquila de
  Juarez S.A. de C.V.              Mexico         99.99999%  Eaton
							     International
							     Corporation
						    .00001%  Cutler-Hammer
							     Inc.
Eaton s.a.m.                       Monaco        100%
Eaton B.V.                         Netherlands   100%
Eaton C.V. (Partnership)           Netherlands    99.9%      Eaton Holding
							     III Limited
						    .1%      Eaton
							     International
							     Corporation
Eaton Holding B.V.                 Netherlands   100%        Eaton Holding
							     Corporation
IKU B.V.                           Netherlands   100%        IKU Holding
							     Montfoort B.V.
IKU Holding Montfoort B.V.         Netherlands   100%        Eaton Holding
							     B.V.
Eaton Finance N.V.                 Netherlands
				     Antilles     45%
						  55%        Eaton
							     International
							     Inc.
Eaton Electrical Components
  Limited                          New Zealand    99.98%
						    .02%      Eaton
							      International
							      Corporation
Cutler-Hammer Asia Corporation     Philippines   100%         Eaton
							      International
							      Corporation
IKU Poland Spolka z.o.o.           Poland         51.5%       Eaton Holding
							      B.V.
Cutler-Hammer Pte. Ltd.            Singapore     100%         Eaton
							      International
							      Corporation
Eaton Services Pte. Ltd.           Singapore     100%         Eaton
							      Semiconductor
							      Equipment, Inc.
Eaton Limited                      South Korea   100%
Eaton Ros S.A.                     Spain          66.025%     Eaton
							      Beteiligungs
							      G.m.b.H.
						  33.975%     Eaton G.m.b.H.
Eaton S.A.                         Spain          50.14%      Eaton B.V.
						  49.29%
Productos Eaton Livia S.A.         Spain          52%         Eaton B.V.
						  28%         Eaton S.A.
							      (Spain)
Eaton Limited                      Taiwan         19.42%
						  80.58%      Eaton
							      International
							      Corporation



Eaton Technologies Limited         Thailand      100%
Rubberon Technology Corporation
  Limited                          Thailand      100%
Eaton Financial Services Limited   United
				     Kingdom     100%         Eaton Limited
							      (U.K.)
Eaton Limited                      United
				     Kingdom     100%
Cutler-Hammer de Venezuela S.A.    Venezuela     100%        Eaton
							     International
							     Corporation
Cutler-Hammer Electro
  Metalurgica C.A.                 Venezuela     100%        Cutler-Hammer de
							     Venezuela S.A.
Luz-a-Tec S.A.                     Venezuela      99.99%     Cutler-Hammer
							     Electro
							     Metalurgica C.A.
						    .01%     Cutler-Hammer
							     Inc.

(A) Other Eaton subsidiaries, most of which are inactive, are not listed above. If considered in the aggregate, they would not be material.

		       Eaton Corporation
		1995 Annual Report on Form 10-K
			   Item 14(c)
			   Exhibit 23
		Consent of Independent Auditors

We consent to the incorporation by reference in the following
Registration Statements and related Prospectuses of our report dated January 22, 1996, with respect to the consolidated
financial statements of Eaton Corporation included in this Form
10-K for the year ended December 31, 1995:
Registration
   number                     Description                   Filing date
------------  ------------------------------------------ -----------------
333-01365     Eaton Corporation Incentive Compensation
		Deferral Plan - Form S-3 Registration
		Statement                                March 1, 1996

33-64201      Eaton Corporation $120,837,500 of Debt
		Securities and Debt Warrants - Form S-3
		Registration Statement                   November 14, 1995

33-63357      Lectron Products, Inc. Retirement Savings
		Plan - Form S-8 Registration Statement   October 12, 1995

33-60907      Eaton 1995 Stock Plan - Form S-8
		Registration Statement                   July 7, 1995

33-59459      Eaton Corporation 2,072,400 of Common
		Shares - Form S-3 Registration Statement May 19, 1995

33-58295      Eaton Corporation 1,599,988 of Common
		Shares - Form S-3 Registration Statement March 29, 1995

33-52333      Eaton Corporation $600,000,000 of Debt
		Securities, Debt Warrants, Common Shares
		and Preferred Shares - Form S-3
		Registration Statement                   February 18, 1994

33-53521      Cutler-Hammer Inc. Savings Plan for
		Certain Hourly Employees - Form S-8
		Registration Statement                   May 6, 1994

33-49393,     Eaton Corporation Stock Option Plans -
33-12842,       Form S-8 Registration Statement          March 9, 1993
2-76349 &
2-58718

33-49777      Eaton Corporation Share Purchase and
		Investment Plan - Form S-8
		Registration Statement                   July 15, 1993

33-49779      Eaton Limited U.K. Savings-Related Share
		Option Scheme (1191) - Form S-8
		Registration Statement                   July 16, 1993



33-15582      Eaton Limited U.K. Savings-Related Share
		Option Scheme - Form S-8 Registration
		Statement                                July 7, 1987

33-2688       Eaton Corporation Shareholder Dividend
		Reinvestment Plan (Including Post
		Effective Amendment No. 1 filed
		February 19, 1986)                       January 15, 1986

2-77090       Eaton Corporation Strategic Incentive and
		Option Plan - Form S-8 Registration
		Statement                                May 10, 1982


							Ernst & Young LLP

Cleveland, Ohio
March 20, 1996

		       Eaton Corporation
		1995 Annual Report on Form 10-K
			  Item 14(c)
			  Exhibit 24
		      Power of Attorney

KNOW ALL MEN BY THESE PRESENTS: That each person whose name is signed below has made, constituted and appointed, and by this instrument does make, constitute and appoint, Adrian T. Dillon, Ronald L. Leach or William J. Nowak his or her true and lawful attorney, for him or her and in his or her name, place and stead to subscribe, as attorney-in-fact, his or her signature as Director or Officer or both, as the case may be, of Eaton Corporation, an Ohio corporation (the "Corporation"), to the Annual Report on Form 10-K for the year ended December 31, 1995 pursuant to the Securities Exchange Act of 1934, and to any and all amendments to that Annual Report on Form 10-K, giving and granting unto each such attorney-in-fact full power and authority to do and perform every act and thing whatsoever necessary to be done in the premises, as fully as he or she might or could do if personally present, hereby ratifying and confirming all that each such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.

This Power of Attorney shall not apply to any Annual Report on Form 10-K or amendment thereto filed after December 31, 1996.

IN WITNESS WHEREOF, this Power of Attorney has been signed this 28th day of February, 1996.

/s/ Stephen R. Hardis               /s/ Charles E. Hugel
----------------------------        ----------------------------
Stephen R. Hardis                   Charles E. Hugel
Chairman and Chief Executive        Director
Officer; Principal
Executive Officer; Director

/s/ Alexander M. Cutler             /s/ John R. Miller
----------------------------        ----------------------------
Alexander M. Cutler                 John R. Miller
President and Chief Operating       Director
Officer; Director

/s/ Billie K. Rawot                 /s/ Furman C. Moseley
----------------------------        ----------------------------
Billie K. Rawot                     Furman C. Moseley
Vice President and Controller       Director

/s/ Neil A. Armstrong               /s/ Victor A. Pelson
-----------------------------       ----------------------------
Neil A. Armstrong                   Victor A. Pelson
Director                            Director

/s/ Phyllis B. Davis                /s/ A. William Reynolds
-----------------------------       ----------------------------
Phyllis B. Davis                    A. William Reynolds
Director                            Director

/s/ Ernie Green                     /s/ Gary L. Tooker
-----------------------------       ----------------------------
Ernie Green                         Gary L. Tooker
Director                            Director