Form 10-Q
period 1996-03-31
EATON CORP
filed 1996-05-07
CIK 31277

                         United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended March 31, 1996
                     --------------

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

There were 77.8 million Common Shares outstanding as of March 31, 1996.

                 Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets

                                      March 31,    December 31,
(Millions)                              1996           1995
                                        ----           ----
ASSETS
Current assets
  Cash                                $    3         $   56
  Short-term investments                  23             28
  Accounts receivable                  1,086            932
  Inventories                            739            735
  Deferred income taxes and
    other current assets                 228            216
                                      ------         ------
                                       2,079          1,967
Property, plant and equipment          1,637          1,653
Excess of cost over net assets
  of businesses acquired                 889            895
Deferred income taxes and
  other assets                           525            538
                                      ------         ------
                                      $5,130         $5,053
                                      ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current
    portion of long-term debt         $   42         $   50
  Accounts payable and other
    current liabilities                1,119          1,095
                                      ------         ------
                                       1,161          1,145
Long-term debt                         1,071          1,084
Postretirement benefits other
  than pensions                          581            579
Other liabilities                        271            270
Shareholders' equity                   2,046          1,975
                                      ------         ------
                                      $5,130         $5,053
                                      ======         ======
See accompanying notes.

Eaton Corporation

Statements of Consolidated Income

                                              Three Months Ended
                                                   March 31
                                              ------------------
(Millions except for per share data)            1996      1995
                                                ----      ----

Net sales                                     $ 1,736   $ 1,731

Costs and expenses
  Cost of products sold                         1,278     1,265
  Selling and administrative                      239       232
  Research and development                         65        57
                                              -------   -------
                                                1,582     1,554
                                              -------   -------
Income from operations                            154       177

Other income (expense)
  Interest expense                                (21)      (20)
  Interest income                                   2         1
  Other income--net                                 6         5
                                              -------   -------
                                                  (13)      (14)
                                              -------   -------
Income before income taxes                        141       163
Income taxes                                       46        55
                                              -------   -------
Net income                                    $    95   $   108
                                              =======   =======

Per Common Share
  Net income                                  $  1.23   $  1.39

  Cash dividends paid                         $   .40   $   .30

Average number of Common Shares outstanding      77.7      77.9


See accompanying notes.

                             Page 4

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
(Millions)                                               1996      1995
                                                         ----      ----
Operating activities
  Net income                                            $   95    $  108
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                         75        66
      Changes in operating assets and liabilities,
        excluding acquisitions of businesses              (129)     (151)
      Other--net                                            (5)       18
                                                        ------    ------
Net cash provided by operating activities                   36        41

Investing activities
  Acquisitions of businesses, less cash acquired           (16)       (5)
  Expenditures for property, plant and equipment           (55)      (57)
  Net change in short-term investments                       4       (19)
  Other--net                                                18        14
                                                        ------    ------
Net cash used in investing activities                      (49)      (67)

Financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                               8
      Payments                                             (36)      (28)
  Borrowings with original maturities of less than
    three months - net                                      11        89
  Proceeds from exercise of stock options                    9         1
  Cash dividends paid                                      (31)      (23)
  Purchase of Common Shares                                 (1)       (9)
                                                        ------    ------
Net cash (used in) provided by financing activities        (40)       30
                                                        ------    ------
(Decrease) increase in cash                                (53)        4
Cash at beginning of year                                   56        18
                                                        ------    ------
Cash at end of period                                   $    3    $   22
                                                        ======    ======

See accompanying notes.


The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:

Preparation of Financial Statements
- -----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K.

Net Income per Common Share
- ---------------------------
Net income per Common Share is computed by dividing net income by the average month-end number of shares outstanding during each period. The dilutive effect of common stock equivalents, comprised solely of options for Common Shares, is not material.

Inventories
- -----------
                                   March 31,   December 31,
(Millions)                           1996          1995
                                     ----          ----
Raw materials                        $209          $225
Work-in-process and
  finished goods                      625           604
                                     ----          ----
Gross inventories at FIFO             834           829
Excess of current cost
  over LIFO cost                      (95)          (94)
                                     ----          ----
Net inventories                      $739          $735
                                     ====          ====

Subsequent Event - Acquisition of Business
- ------------------------------------------
On April 16, 1996, the Company acquired CAPCO Automotive Products Corporation (CAPCO) for an estimated purchase price of $138 million. CAPCO, a Brazilian manufacturer of light- and medium-duty truck transmissions, had sales of $176 million in 1995. This acquisition will be accounted for as a purchase and, accordingly, the Company's statements of consolidated income will include the results of CAPCO from the effective date of acquisition.

Summary Financial Information for Eaton ETN Offshore Ltd.
- ---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore), a wholly-owned subsidiary of Eaton, was incorporated by Eaton in 1990 under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton or its subsidiaries. Eaton Offshore owns the common stock of a number of Eaton's subsidiaries which are engaged principally in the manufacture and/or sale of truck transmissions, fasteners, leaf spring assemblies, engine components, and electrical and electronic controls. Summary financial information for Eaton Offshore and its consolidated subsidiaries is as follows (in millions):

                                      Three Months Ended
                                           March 31
                                      ------------------
                                      1996          1995
                                      ----          ----
Income statement data
  Net sales                           $162          $144
  Gross profit                          25            28
  Net income                             7            13


                                    March 31,   December 31,
                                      1996          1995
                                      ----          ----
Balance sheet data
  Current assets                      $327          $324
  Noncurrent assets                    150           152
  Net intercompany payables             35            15
  Current liabilities                   71            97
  Noncurrent liabilities               116           117


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
- ---------------------
As anticipated, 1996 is proving to be a challenging year. Sales in the first quarter of 1996 were flat compared to the first quarter of 1995. Net income and net income per Common Share for the first quarter of 1996 decreased 12% from the comparable period in 1995. A year ago, all of the Company's markets were surging, and Eaton took full advantage of the opportunity to achieve record performance. In the first quarter of 1996, activity in the Company's markets around the world was much more mixed. Overall, performance in the first quarter of 1996 met the Company's expectations based on market conditions and programs that are underway. Eaton's performance in the first quarter of 1996 demonstrates the better balance between the Company's two major business segments: Vehicle Components and Electrical and Electronic Controls.

Income from operations decreased 13% in the first quarter of 1996 (8.9% return on sales) from the same period in 1995 (10.2% return on sales). The decrease was primarily attributable to reduced sales of Truck Components offset by increased sales in the Electrical and Electronic Controls segment, which have a lower gross margin. The decrease also resulted from costs associated with various research and development, and productivity improvement programs. These programs are part of a strategy to position the Company to take advantage of growth opportunities in the global marketplace. Also, the Company spent an additional $6.5 million in the first quarter of 1996 on major programs designed to accelerate the Company's sustainable growth in the years ahead.

Results of the Company's Vehicle Components segment for the three months ended March 31 are summarized as follows (in millions):

                                1996      1995
                                ----      ----
Net sales
  Truck Components              $449      $530
  Passenger Car Components       179       174
  Off-Highway Vehicle
    Components                   122       127
                                ----      ----
                                $750      $831
                                ====      ====
Operating profit                $ 88      $123
                                ====      ====

Performance in this segment was below Company expectations despite excellent performance in most business units.

Vehicle Components segment sales decreased 10% in the first quarter of 1996 as compared to the unprecedented levels experienced in the first quarter of 1995. Driven by 19% and 10% decreases in North American factory sales of heavy-duty trucks and light vehicle production, respectively, and a 37% decrease in activity in Latin American markets, Truck Components sales decreased 15% in the first quarter of 1996 from prior year's first quarter record level. This decrease reflects the previously anticipated softening of the North American heavy-duty truck market from the record levels experienced in the prior two years. In contrast, despite flat markets, Truck Components sales rose 9% in Europe due to continuing market penetration of the Company's new heavy-duty synchronized transmissions. While the North American heavy-duty truck business is slowing, backlog, which is at 91,600 units at March 31, 1996, remains strong by historical standards.

Despite an 18% decrease in North American passenger car production and flat activity levels in Europe, Passenger Car Components sales rose 3% in the first quarter of 1996 as compared to the same period in 1995. The Company continues to benefit from the worldwide migration to multivalve engines for enhanced performance and economy, and increased penetration of the Company's hydraulic lifters in Europe. Lower demand in the Latin American agricultural market primarily caused the 3% decrease in Off-Highway Vehicle Components sales in the first quarter of 1996 as compared to the same period in 1995.

Operating profit for the Vehicle Components segment decreased 29% for the first quarter of 1996 from the same period of 1995, reflecting an 11.7% return on sales (14.8% in 1995). The reduction in operating profit was primarily attributable to lower sales volumes. Operating profit for the first quarter of 1996 also was reduced by costs of $4 million to begin rationalization of the Company's North American axle/brake business unit. The Company expects to spend an additional $13 million in 1996 and to achieve $15 million of annual savings by 1997.

Results of the Company's Electrical and Electronic Controls segment for the three months ended March 31 are summarized as follows (in millions):

                                1996      1995
                                ----      ----
Net sales
  Industrial and Commercial
    Controls                    $505      $471
  Automotive and Appliance
    Controls                     284       273
  Specialty Controls             176       128
                                ----      ----
                                $965      $872
                                ====      ====
Operating profit                $ 82      $ 70
                                ====      ====

Electrical and Electronic Controls, the Company's largest segment, continued its trend of increased sales, which rose 11% in the first quarter of 1996 over the same period in 1995. The three product classes comprising this segment reported improvements in sales ranging from 4% to 37% for the first quarter of 1996.

Aided by strong nonresidential construction and a modest revival in the housing market, Industrial and Commercial Controls sales rose 7% in the first quarter of 1996 over the comparable period in 1995. Despite 10% and 18% decreases in North American production of light vehicles and passenger cars, respectively, Automotive and Appliance Controls sales rose 4% in the first quarter of 1996 over the comparable period in 1995, primarily due to the acquisition of the IKU Group in May 1995.

Worldwide demand for the Company's semiconductor capital equipment continues to be extraordinarily strong. Sales of the Company's ion implanters are at an all-time high. This demand was the primary contributor to Specialty Controls' 37% sales increase in the first quarter of 1996 as compared to the same period in 1995. Based on industry capital spending plans, semiconductor capital equipment sales are expected to continue to rise significantly in 1996 after substantial gains in each of the last two years.

Operating profit for the Electrical and Electronic Controls segment continued to be strong, improving 18% in the first quarter of 1996 over the same period in 1995 and reflecting an 8.6% return on sales (8.1% in 1995). The improvement in profits was primarily attributable to improved sales volumes, but also included added contributions from recently acquired businesses, continued stringent cost containment efforts and the realization of benefits from earlier resizings. The 8.6% operating margin is nearly a high for this economic cycle, although not yet at the Company's targeted level, and indicates that the Company is beginning to overcome the operational difficulties experienced in the second half of 1995 at the Cutler-Hammer and Automotive Controls business units.

Results of the Company's Defense Systems segment for the three months ended March 31 are summarized as follows (in millions):

                                1996      1995
                                ----      ----
Net sales                       $ 21      $ 28
Operating profit (loss)                     (1)

Based on the current market outlook, 1996 continues to look like a challenging year for Eaton. The Company's ability to report improved results for 1996 depends on continuing progress in addressing certain operational problems, achieving the benefits of earlier resizing efforts and success with new product introductions. The Company's goal remains to outperform expectations based on the cyclical levels of Eaton's traditional automotive markets.

Eaton is continuing efforts to expand in Latin America and the Pacific Rim, regions expected to have the highest growth rates for the foreseeable future. Recent examples of this expansion are the acquisition of CAPCO, a Brazilian light- and medium-duty transmission manufacturer, more fully discussed in the 'Subsequent Event - Acquisition of Business' note, and the formation of a 75%-owned joint venture in the People's Republic of China.

CAPCO is an excellent business fit from the standpoint of product lines, manufacturing capability, geographic coverage and developments in the worldwide motor vehicle industry. Coupled with the Company's existing businesses in the region, this acquisition will provide an extraordinary foundation for profitable growth in Brazil and Latin America.

In April 1996, the Company signed a joint venture agreement with Suzhou Electrical Apparatus Group Company (SEAG) in China to manufacture and sell electrical circuit protection devices for the Chinese market. The venture will be operated by Cutler-Hammer, which is the world leader in circuit protection technology. The agreement allows the Company to leverage the strengths of both companies as SEAG is a leader in the markets it serves and molded case circuit breakers are one of Cutler-Hammer's strongest product lines.

Changes in Financial Condition
- ------------------------------
The Company's financial condition remained strong during the first three months of 1996. Net working capital increased to $918 million at March 31, 1996 from $822 million at the end of 1995 and the current ratio rose to 1.8 from 1.7 at those dates, respectively. Higher sales in March 1996 primarily caused the increase in accounts receivable at March 31 from the end of 1995.

Cash flow from net income was primarily used to fund increased working capital, primarily the increase in accounts receivable. Net cash provided by operating activities was used to fund the purchase price of business acquisitions, capital expenditures and cash dividends.

                   PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 24,
1996 at which security holders re-elected four directors and ratified the appointment of the accounting firm of Ernst & Young
LLP as the Company's independent auditors for 1996.

Results of the voting in connection with each issue were as follows:

Voting on Directors
- -------------------
                          For          Withheld       Total
                          ---          --------       -----
C. E. Hugel           68,693,146       440,453     69,133,599
J. R. Miller          68,723,274       410,325     69,133,599
F. C. Moseley         68,712,951       420,648     69,133,599
V. A. Pelson          68,712,515       421,084     69,133,599

Ratification of Independent Auditors
- ------------------------------------
In Favor              68,502,268
Against                  281,807
Abstain                  349,524
                      ----------
Total                 69,133,599

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months ended March 31, 1996.

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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  May 6, 1996              /s/ Adrian T. Dillon
                                ----------------------------
                                Adrian T. Dillon
                                Vice President - Chief
                                Financial and Planning
                                Officer; Principal Financial
                                Officer

                       EATON CORPORATION

                         EXHIBIT INDEX

Regulation S-K,
Item 601 - Exhibit
Reference Number                   Exhibit
- ------------------                 -------
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