Form 10-Q
period 1996-06-30
EATON CORP
filed 1996-08-06
CIK 31277

Page 1

                         United States
              Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended June 30, 1996
                     -------------


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

There were 77.6 million Common Shares outstanding as of June 30, 1996.

                 Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets

                                       June 30,     December 31,
(Millions)                               1996           1995
                                         ----           ----
ASSETS
Current assets
  Cash                                 $    8         $   56
  Short-term investments                   21             28
  Accounts receivable                   1,093            932
  Inventories                             735            735
  Deferred income taxes and
    other current assets                  245            216
                                       ------         ------
                                        2,102          1,967
Property, plant and equipment           1,686          1,653
Excess of cost over net assets
  of businesses acquired                  950            895
Deferred income taxes and
  other assets                            517            538
                                       ------         ------
                                       $5,255         $5,053
                                       ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current
    portion of long-term debt          $   41         $   50
  Accounts payable and other
    current liabilities                 1,113          1,095
                                       ------         ------
                                        1,154          1,145
Long-term debt                          1,143          1,084
Postretirement benefits other
  than pensions                           583            579
Other liabilities                         271            270
Shareholders' equity                    2,104          1,975
                                       ------         ------
                                       $5,255         $5,053
                                       ======         ======

See accompanying notes.

                            Page 3

Eaton Corporation
Statements of Consolidated Income

                                               Three Months Ended          Six Months Ended
                                                     June 30                   June 30
                                             ----------------------     ----------------------
(Millions except for per share data)            1996        1995           1996        1995
                                                ----        ----           ----        ----
Net sales                                     $1,782      $1,758         $3,518      $3,489

Costs and expenses
  Cost of products sold                        1,306       1,289          2,584       2,554
  Selling and administrative                     245         238            484         470
  Research and development                        68          58            133         115
                                              ------      ------         ------      ------
                                               1,619       1,585          3,201       3,139
                                              ------      ------         ------      ------
Income from operations                           163         173            317         350

Other income (expense)
  Interest expense                               (22)        (23)           (43)        (43)
  Interest income                                  1           2              3           3
  Other income--net                                7          12             13          17
                                              ------      ------         ------      ------
                                                 (14)         (9)           (27)        (23)
                                              ------      ------         ------      ------
Income before income taxes                       149         164            290         327
Income taxes                                      46          54             92         109
                                              ------      ------         ------      ------
Net income                                    $  103      $  110         $  198      $  218
                                              ======      ======         ======      ======

Per Common Share
  Net income                                  $ 1.32      $ 1.41         $ 2.55      $ 2.79
  Cash dividends paid                            .40         .40            .80         .70

Average number of Common Shares outstanding     77.7        77.9           77.7        77.9

See accompanying notes.


                            Page 4

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

                                                             Six Months Ended
                                                                 June 30
                                                           --------------------
(Millions)                                                   1996        1995
                                                             ----        ----
Operating activities
  Net income                                                $ 198       $ 218
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                           154         137
      Changes in operating assets and liabilities,
        excluding acquisitions of businesses                 (119)       (200)
      Other--net                                               (1)         26
                                                            -----       -----
Net cash provided by operating activities                     232         181

Investing activities
  Acquisitions of businesses, less cash acquired             (151)       (112)
  Expenditures for property, plant and equipment             (123)       (144)
  Net change in short-term investments                          5           2
  Other--net                                                   23          14
                                                            -----       -----
Net cash used in investing activities                        (246)       (240)

Financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                                102         299
      Payments                                                (59)        (64)
  Borrowings with original maturities of less than
    three months--net                                          (9)       (123)
  Proceeds from exercise of stock options                      10           7
  Cash dividends paid                                         (62)        (55)
  Purchase of Common Shares                                   (16)        (14)
                                                            -----       -----
Net cash (used in) provided by financing activities           (34)         50
                                                            -----       -----
Decrease in cash                                              (48)         (9)
Cash at beginning of year                                      56          18
                                                            -----       -----
Cash at end of period                                       $   8       $   9
                                                            =====       =====

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


Inventories
- -----------
                                   June 30,   December 31,
(Millions)                           1996         1995
                                     ----         ----
Raw materials                        $238         $225
Work-in-process and
  finished goods                      594          604
                                     ----         ----
Gross inventories at FIFO             832          829
Excess of current cost
  over LIFO cost                      (97)         (94)
                                     ----         ----
Net inventories                      $735         $735
                                     ====         ====


Acquisition of Business
- -----------------------
On April 16, 1996, the Company acquired CAPCO Automotive Products Corporation (CAPCO) for a purchase price of $135 million. CAPCO, a Brazilian manufacturer of transmissions for light- and medium-duty trucks and transaxle components for passenger cars, had sales of $176 million in 1995. This acquisition was accounted for as a purchase and, accordingly, the Company's statements of consolidated income include the results of CAPCO from the effective date of acquisition. This operation was subsequently renamed Eaton Truck Components Ltda.

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

                                      Six Months Ended
                                           June 30
                                      -----------------
                                      1996         1995
                                      ----         ----
Income statement data
  Net sales                           $331         $324
  Gross margin                          54           60
  Net income                            14           26


                                    June 30,   December 31,
                                      1996         1995
                                      ----         ----
Balance sheet data
  Current assets                      $329         $324
  Noncurrent assets                    150          152
  Net intercompany payables             11           15
  Current liabilities                   87           97
  Noncurrent liabilities               115          117


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations
- ---------------------
As anticipated, 1996 is proving to be a challenging year.
Sales in the second quarter and first half of 1996 were flat compared to the same periods of 1995. Net income and net income per Common Share decreased 6% for the second quarter and 9% for the first half of 1996 from the comparable periods in 1995. A year ago, all of the Company's markets were surging, and Eaton took full advantage of the opportunity to achieve record performance. In the first half of 1996, activity in the Company's markets around the world was much more mixed. Overall, performance in the second quarter and first half of 1996 demonstrates an improvement from previous years in the balance between the Company's two major business segments:
Vehicle Components and Electrical and Electronic Controls.

Income from operations decreased 6% and 9% in the second quarter and first half of 1996, respectively, from the same periods in 1995. The decrease was primarily attributable to reduced sales of Truck Components offset by increased sales in the Electrical and Electronic Controls segment, which historically have had a lower gross margin. The decrease also resulted from increased costs associated with various research and development, and productivity improvement programs. The Company spent $8.5 million in the second quarter and $15 million in the first half of 1996 on research and development programs designed to accelerate the Company's sustainable growth in the years ahead. These programs are key components of a strategy to position the Company to take advantage of growth opportunities in the global marketplace.

Results of the Company's Vehicle Components segment are summarized as follows (in millions):

                              Three Months Ended
                                    June 30
                              ------------------
                                1996      1995
                                ----      ----
Net sales
  Truck Components              $453      $516
  Passenger Car Components       191       179
  Off-Highway Vehicle
    Components                   127       118
                                ----      ----
                                $771      $813
                                ====      ====
Operating profit                $ 89      $111
                                ====      ====

                               Six Months Ended
                                    June 30
                              ------------------
                                1996      1995
                                ----      ----
Net sales
  Truck Components            $  902    $1,046
  Passenger Car Components       370       353
  Off-Highway Vehicle
    Components                   249       245
                              ------    ------
                              $1,521    $1,644
                              ======    ======
Operating profit              $  177    $  234
                              ======    ======

Performance in this segment continues to remain below Company expectations despite excellent performance in many business units.

Vehicle Components segment sales decreased 5% in the second quarter and 7% in the first half of 1996 as compared to the unprecedented levels experienced in the same periods of 1995. Comparisons with prior year results were affected by the April 1996 acquisition of CAPCO Automotive Products Corporation (CAPCO), as more fully discussed in the "Business Acquisition" note. Excluding the effects of CAPCO, second quarter 1996 segment sales approximated $748 million, an 8% decrease as compared to the same period in 1995.

Driven by a 22% decrease in North American factory sales of heavy-duty trucks, a 30% decrease in activity in Latin American markets and a 4% decrease in European production, Truck Components sales decreased 12% in the second quarter of 1996 from the prior year's second quarter record level. This decrease reflects the previously anticipated softening of the North American heavy-duty truck market from the record levels experienced in the prior two years. While the North American heavy-duty truck market is slowing, backlog, which is at 72,000 units at June 30, 1996, remains strong by historical standards. Excluding the effects of CAPCO, Truck Components sales decreased 15% from the prior year's level.

As a result of a 4% increase in North American passenger car production and despite a flat market in Europe, Passenger Car Components sales rose 7% in the second quarter of 1996 as compared to the same period in 1995. Off-Highway Vehicle Components sales rose 8% in the second quarter of 1996 from the year-ago quarter despite generally flat market activity.

Operating profit for the Vehicle Components segment decreased 20% and 24% for the second quarter and first half of 1996, respectively, from the comparable periods of 1995. The reduction in operating profits was primarily attributable to lower sales volumes of Truck Components. Operating profit for the second quarter and first half of 1996 also was reduced by expenses of $4 million and $8 million, respectively, which were incurred for the purpose of bringing the Company's North American axle/brake business unit to acceptable levels of profitability. The Company expects to spend an additional $9 million in 1996 and to achieve $15 million in annual savings by 1997. Excluding the effects of CAPCO, second quarter 1996 operating profit approximated $92 million, a 17% decrease as compared to the same period in 1995. While CAPCO is not expected to have a material effect on 1996 results, the Company believes this strategic acquisition will become accretive in 1997.

To allow the Company to have direct access to sub-Saharan medium- and heavy-duty truck markets, the assets of Drivetrain (Pty.) Ltd, a medium- and heavy-duty truck transmission manufacturer in South Africa with 1995 sales of approximately $6 million, were acquired in the second quarter of 1996.

Results of the Company's Electrical and Electronic Controls segment are summarized as follows (in millions):

                              Three Months Ended
                                    June 30
                              ------------------
                                1996      1995
                                ----      ----
Net sales
  Industrial and Commercial
    Controls                    $518      $496
  Automotive and Appliance
    Controls                     294       266
  Specialty Controls             172       153
                                ----      ----
                                $984      $915
                                ====      ====
Operating profit                $ 86      $ 80
                                ====      ====

                               Six Months Ended
                                    June 30
                              ------------------
                                1996      1995
                                ----      ----
Net sales
  Industrial and Commercial
    Controls                  $1,023    $  967
  Automotive and Appliance
    Controls                     578       539
  Specialty Controls             348       281
                              ------    ------
                              $1,949    $1,787
                              ======    ======
Operating profit              $  168    $  150
                              ======    ======

Electrical and Electronic Controls, the Company's largest segment, continued its trend of increased sales, which rose 8% in the second quarter and 9% in the first half of 1996 over the comparable periods of 1995. All of the business units comprising this segment are continuing to experience record sales.

Aided by continued strength in nonresidential and residential construction markets and the beginning of a rebound in aerospace controls offsetting a sluggish industrial controls market, Industrial and Commercial Controls sales rose 4% in the second quarter of 1996 over the comparable period in 1995. Automotive and Appliance Controls sales were particularly strong in the second quarter of 1996, rising 11% from the second quarter of 1995, in an environment where North American light vehicle production increased 5% and continued flat activity in European markets. This better-than-market performance is attributed to new program launches in the North American automotive switch business and the acquisition of the IKU Group in May 1995.

While Specialty Controls sales rose 12% in the second quarter of 1996 from the comparable period in 1995, they were essentially flat compared to the first quarter of 1996. Worldwide demand for semiconductor capital equipment, which is included in Specialty Controls, has slowed in lagged response to the downturn in the semiconductor industry's book-to-bill ratio. As the leading worldwide producer of ion implanters, the Company is seeing the effects of the slowdown in its operating results. To complement the Company's ion implantation equipment business, High Temperature Engineering Corporation, an United States manufacturer of rapid thermal processor furnaces and small batch vertical furnaces for use in semiconductor fabrication with 1995 sales of less than $10 million, was acquired in the second quarter of 1996.

Operating profit for the Electrical and Electronic Controls segment continued to be strong, improving 8% in the second quarter and 12% for the first half of 1996 over the same periods in 1995. The improvement in operating profits was primarily attributable to improved sales volumes, but also to added contributions from recently acquired businesses, continued stringent cost containment efforts and the realization of benefits from earlier resizings.

Results of the Company's Defense Systems segment are summarized as follows (in millions):

                              Three Months Ended
                                    June 30
                              ------------------
                                1996      1995
                                ----      ----
Net sales                        $27       $30
Operating profit                  (1)


                               Six Months Ended
                                    June 30
                              ------------------
                                1996      1995
                                ----      ----
Net sales                        $48       $58
Operating profit                  (1)       (1)


Based on the current market outlook, 1996 continues to look like a challenging year for Eaton. While North American markets continue to track Eaton's expectations, the semiconductor capital equipment market will not be a source of incremental strength for the remainder of the year. European markets may be softer than Eaton's relatively pessimistic expectations, and recovery in Latin America is taking longer than earlier anticipated.

The Company's ability to report improved results for the remainder of 1996 continues to depend on making sustained progress in addressing certain operational problems, achieving the benefits of earlier resizing efforts and success with new product introductions. Regardless of market conditions, the Company's goal remains to outperform expectations based on the cyclical levels of Eaton's traditional markets.

Eaton is continuing efforts to expand outside of North America, especially in Latin America and the Pacific Rim, regions expected to have the highest growth rates for the foreseeable future. Recent examples of this expansion are the acquisition of CAPCO, a Brazilian light- and medium-duty transmission and transaxle components manufacturer, as more fully discussed in the "Business Acquisition" note, the formation of a 75%-owned joint venture with Suzhou Electrical Apparatus Group Company
(SEAG) in the People's Republic of China, and the acquisition of a South African medium- and heavy-duty truck transmission manufacturer as previously discussed.

CAPCO is an excellent business fit from the standpoint of product lines, manufacturing capability, geographic coverage and developments in the worldwide motor vehicle industry. Coupled with the Company's existing businesses in the region, this acquisition provides an extraordinary foundation for profitable growth in Brazil and Latin America.

In April 1996, the Company signed a joint venture agreement with SEAG in the People's Republic of China to manufacture and sell electrical circuit protection devices for the Chinese market. The venture will be operated by Cutler-Hammer, which is the world leader in circuit protection technology. The agreement allows the Company to leverage the strengths of both partners as SEAG is a leader in the markets it serves and molded case circuit breakers are one of Cutler-Hammer's strongest product lines.


Changes in Financial Condition
- ------------------------------
The Company's financial condition remained strong during the first half of 1996. Net working capital increased to $948 million at June 30, 1996 from $822 million at the end of 1995 and the current ratio rose to 1.8 from 1.7 at those dates, respectively.

Higher sales levels in May and June 1996 primarily caused the increase in accounts receivable at June 30, 1996 from the end of 1995. The CAPCO acquisition was the principal cause of the $55 million increase in excess of cost over net assets of businesses acquired and the $50 million increase in total debt at June 30, 1996 from year-end 1995. Total debt consists of short-term debt, long-term debt and current portion of long-term debt.

Cash flow from net income, supplemented by commercial paper borrowings, was used to fund increased working capital, primarily the increase in accounts receivable, the purchase price of business acquisitions, capital expenditures and cash dividends.

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months ended June 30, 1996.

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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  July 31, 1996            /s/ Adrian T. Dillon
                                ----------------------------
                                Adrian T. Dillon
                                Vice President - Chief
                                Financial and Planning
                                Officer; Principal Financial
                                Officer

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