Form 10-Q
period 1996-09-30
EATON CORP
filed 1996-11-06
CIK 31277

Page 1

                         United States
              Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended September 30, 1996
                     ------------------


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

There were 77.1 million Common Shares outstanding as of September 30, 1996.

                     Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets

                                    September 30,   December 31,
(Millions)                              1996            1995
                                        ----            ----
ASSETS
Current assets
  Cash                                $   25          $   56
  Short-term investments                  31              28
  Accounts receivable                  1,056             932
  Inventories                            736             735
  Deferred income taxes and
    other current assets                 240             216
                                      ------          ------
                                       2,088           1,967
Property, plant and equipment          1,708           1,653
Excess of cost over net assets
  of businesses acquired                 953             895
Deferred income taxes and
  other assets                           528             538
                                      ------          ------
                                      $5,277          $5,053
                                      ======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current
    portion of long-term debt         $   31          $   50
  Accounts payable and other
    current liabilities                1,131           1,095
                                      ------          ------
                                       1,162           1,145
Long-term debt                         1,125           1,084
Postretirement benefits other
  than pensions                          584             579
Other liabilities                        275             270
Shareholders' equity                   2,131           1,975
                                      ------          ------
                                      $5,277          $5,053
                                      ======          ======
See accompanying notes.

                                          Page 3

Eaton Corporation
Statements of Consolidated Income

                             Three Months Ended   Nine Months Ended
                                September 30        September 30
                             ------------------  -------------------
(Millions except for per
  share data)                  1996      1995      1996       1995
                               ----      ----      ----       ----
Net sales                    $1,719    $1,672    $5,237     $5,161

Costs and expenses
  Cost of products sold       1,281     1,243     3,865      3,797
  Selling and administrative    244       226       728        696
  Research and development       67        53       200        168
                             ------    ------    ------     ------
                              1,592     1,522     4,793      4,661
                             ------    ------    ------     ------
Income from operations          127       150       444        500

Other income (expense)
  Interest expense              (21)      (22)      (64)       (65)
  Interest income                 2         1         5          4
  Other income--net               7         9        20         26
                             ------    ------    ------     ------
                                (12)      (12)      (39)       (35)
                             ------    ------    ------     ------
Income before income taxes      115       138       405        465
Income taxes                     30        47       122        156
                             ------    ------    ------     ------
Net income                   $   85    $   91    $  283     $  309
                             ======    ======    ======     ======

Per Common Share
  Net income                 $ 1.11    $ 1.18    $ 3.66     $ 3.97
  Cash dividends paid           .40       .40      1.20       1.10

Average number of Common       77.3      77.7      77.5       77.8
  Shares outstanding


See accompanying notes.


                                      Page 4

Condensed Statements of Consolidated Cash Flows

                                                    Nine Months Ended
                                                       September 30
                                                    -----------------
(Millions)                                            1996     1995
                                                      ----     ----
Operating activities
  Net income                                          $283     $309
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                    236      207
      Changes in operating assets and liabilities,
        excluding acquisitions of businesses           (55)    (193)
      Other--net                                       (36)      24
                                                      ----     ----
Net cash provided by operating activities              428      347

Investing activities
  Acquisitions of businesses, less cash acquired      (154)    (114)
  Expenditures for property, plant and equipment      (198)    (234)
  Net change in short-term investments                  (5)      (5)
  Other--net                                            27       22
                                                      ----     ----
Net cash used in investing activities                 (330)    (331)

Financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                         122      363
      Payments                                        (101)    (191)
  Borrowings with original maturities of less than
    three months--net                                  (20)     (76)
  Proceeds from exercise of stock options               12        9
  Cash dividends paid                                  (93)     (86)
  Purchase of Common Shares                            (49)     (39)
                                                      ----     ----
Net cash used in financing activities                 (129)     (20)
                                                      ----     ----
Decrease in cash                                       (31)      (4)
Cash at beginning of year                               56       18
                                                      ----     ----
Cash at end of period                                 $ 25     $ 14
                                                      ====     ====

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


Inventories
-----------
                                 September 30, December 31,
(Millions)                           1996         1995
                                     ----         ----
Raw materials                        $248         $225
Work-in-process and
  finished goods                      585          604
                                     ----         ----
Gross inventories at FIFO             833          829
Excess of current cost
  over LIFO cost                      (97)         (94)
                                     ----         ----
Net inventories                      $736         $735
                                     ====         ====

Income Taxes
------------
In the third quarter of 1996, the estimated effective income tax rate for full year 1996 was adjusted to 29.9% from 31.6%.
This adjustment reduced income tax expense for the third quarter by $5 million, which relates to the first half of 1996.


Business Acquisition
--------------------
On April 16, 1996, the Company purchased CAPCO Automotive Products Corporation (CAPCO) for $137 million. CAPCO, a Brazilian manufacturer of transmissions for light- and medium-duty trucks and transaxle components for passenger cars, had sales of $176 million in 1995. This acquisition was accounted for as a purchase and, accordingly, the Company's statements of consolidated income include the results of CAPCO from the effective date of acquisition.

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

                                      Nine Months Ended
                                         September 30
                                      -----------------
                                      1996         1995
                                      ----         ----
Income statement data
  Net sales                           $478         $464
  Gross margin                          76           79
  Net income                            16           30


                                  September 30, December 31,
                                      1996         1995
                                      ----         ----
Balance sheet data
  Current assets                      $326         $324
  Noncurrent assets                    149          152
  Net intercompany payables             22           15
  Current liabilities                   82           97
  Noncurrent liabilities               112          117


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations
---------------------
As anticipated, 1996 is proving to be a challenging year. The Company was disappointed with its overall financial results in the third quarter of 1996, given the very good performance of most operations, and the continued progress in turning around those operations that have been a drag on operating results in prior years. However, persistent operating issues at a few operations are having a disproportionate effect on results during the second half of 1996.

Sales in the third quarter of 1996 increased 3% over 1995 while sales for the first nine months of 1996 were flat compared to the same period in 1995. Overall, performance in the third quarter and first nine months of 1996 demonstrated the better balance between the Company's two major business segments:
Vehicle Components and Electrical and Electronic Controls.

Two of the Company's bellwether markets, North American heavy-duty trucks and worldwide semiconductor equipment, are showing indications of stabilizing, and prospects for sustained worldwide expansion over the next few years look increasingly bright.

Income from operations decreased 15% and 11% in the third quarter and first nine months of 1996, respectively, from the same periods in 1995. The decreases were primarily attributable to reduced sales of Truck Components offset by increased sales of Electrical and Electronic Controls, which historically have had a lower gross margin. The decreases also resulted from increased costs associated with various major growth programs designed to accelerate the Company's sustainable growth in the years ahead. These programs are key components of a strategy to position the Company to take advantage of growth opportunities in the global marketplace. The Company spent $11 million in the third quarter and $26 million in the first nine months of 1996 on these major growth programs. The Company's major cost improvement initiatives, namely finance reengineering and a supplier resource management program, are well underway.

In the third quarter of 1996, the estimated effective income tax rate for full year 1996 was adjusted to 29.9% from 31.6%.
This adjustment reduced income tax expense for the third quarter by $5 million, which relates to the first half of 1996.

Net income and net income per Common Share decreased 7% and 6% for the third quarter of 1996, respectively, and 8% for both performance measures for the first nine months of 1996 from the comparable periods in 1995.

Results of the Vehicle Components segment are summarized as follows (in millions):

                              Three Months Ended
                                 September 30
                              ------------------
                                1996      1995
                                ----      ----
Net sales
  Truck Components              $439      $476
  Passenger Car Components       175       151
  Off-Highway Vehicle
    Components                   115       103
                                ----      ----
                                $729      $730
                                ====      ====
Operating profit                $ 62      $ 91
                                ====      ====

                              Nine Months Ended
                                 September 30
                              ------------------
                                1996      1995
                                ----      ----
Net sales
  Truck Components            $1,341    $1,522
  Passenger Car Components       549       504
  Off-Highway Vehicle
    Components                   360       348
                              ------    ------
                              $2,250    $2,374
                              ======    ======
Operating profit              $  239    $  325
                              ======    ======

Vehicle Components segment sales were flat in the third quarter and decreased 5% in the first nine months of 1996 as compared to the same periods in 1995. Comparisons with prior year results were affected by the April 1996 acquisition of CAPCO Automotive Products Corporation (CAPCO), as more fully discussed in the "Business Acquisition" note. Excluding the effects of CAPCO, third quarter 1996 segment sales approximated $692 million, a 5% decrease as compared to the same period in 1995.

Truck Components sales decreased 8% in the third quarter of 1996 from the same period in 1995. This decrease was primarily the result of the softening of the North American heavy-duty truck market from the record levels experienced in the prior two years. However, North American heavy-duty truck backlog, which was at 62,000 units at September 30, 1996, remains high by historical standards. Excluding the effects of CAPCO, Truck Components sales decreased 16% from the prior year's level. While activity appears to be gradually improving, the Latin American markets for heavy-duty trucks and agricultural equipment were much weaker than the Company had anticipated earlier in 1996 (38% decline as compared to prior year).

Passenger Car Components experienced record sales in the third quarter of 1996, rising 16% over the same period in 1995 despite an increase of less than 9% in passenger car production in North America and Europe. This better-than-market performance was attributed to selected market share penetration and the continued trend to multivalve engines. Traditionally, Passenger Car Components sales in the third quarter are lower than in the second quarter as a result of preparations by vehicle manufacturers for the following model year and their temporary shutdowns for the taking of annual physical inventories. Off-Highway Vehicle Components also experienced record sales in the third quarter of 1996, rising 12% over the year-ago quarter despite generally flat market activity.

Operating profit for the Vehicle Components segment decreased 32% and 26% for the third quarter and first nine months of 1996, respectively, from the comparable periods of 1995. Performance in this segment continues to remain below expectations despite excellent performance in the business units serving the always demanding light and off-highway vehicle markets. The reductions in operating profit were primarily attributable to lower sales volumes of Truck Components. This segment's operating results are well below the Company's expectation given its earlier projection for a 20% to 25% downturn in the North American heavy-duty truck market. Overall operating results have been affected both by disappointing market conditions outside North America and by unexpected operating problems around the world. Excluding the effects of CAPCO, third quarter 1996 operating profit approximated $66 million, a 28% decrease compared to the same period in 1995.

Vehicle Components operating profit for the third quarter and first nine months of 1996 also was reduced by expenses of $4 million and $12 million, respectively, which were incurred for the purpose of bringing the North American axle/brake business unit to acceptable levels of profitability. The Company expects to spend an additional $3 million in 1996 to complete the reorganization of this business unit and to achieve $15 million in annual savings by 1997. In addition, operating profit for the third quarter of 1996 included a $1 million charge to integrate an existing Brazilian manufacturing operation with CAPCO.

Vehicle Components operating profit was also being affected by a significant and unanticipated level of warranty expense, which increased $4 million in the third quarter of 1996 from the comparable period in 1995. For full year 1996, the Company expects these costs to be approximately $10 million more than 1995 levels. These increases are related primarily to models which have recently been replaced, and to policy practices which have since been tightened. The Company expects warranty costs to decline during 1997.

To allow the Company to have direct access to sub-Saharan truck markets, the assets of Drivetrain (Pty.) Ltd, a medium- and heavy-duty truck transmission manufacturer in South Africa, with 1995 sales of approximately $6 million, were purchased in the second quarter of 1996.

Results of the Electrical and Electronic Controls segment are summarized as follows (in millions):

                              Three Months Ended
                                 September 30
                              ------------------
                                1996      1995
                                ----      ----
Net sales
  Industrial and Commercial
    Controls                    $542      $519
  Automotive and Appliance
    Controls                     281       252
  Specialty Controls             139       145
                                ----      ----
                                $962      $916
                                ====      ====
Operating profit                $ 78      $ 73
                                ====      ====

                              Nine Months Ended
                                 September 30
                              ------------------
                                1996      1995
                                ----      ----
Net sales
  Industrial and Commercial
    Controls                  $1,565    $1,486
  Automotive and Appliance
    Controls                     859       791
  Specialty Controls             487       426
                              ------    ------
                              $2,911    $2,703
                              ======    ======
Operating profit              $  246    $  223
                              ======    ======

Electrical and Electronic Controls, the Company's largest segment, continued its trend of increased sales, which rose 5% in the third quarter and 8% in the first nine months of 1996 over the comparable periods of 1995. Activity in these markets was more mixed than earlier in the year.

Aided by continued strength in Cutler-Hammer's nonresidential and residential construction markets, Industrial and Commercial Controls sales rose 4% in the third quarter of 1996 over the comparable period in 1995. Automotive and Appliance Controls sales continued to be particularly strong in the third quarter of 1996, rising 12% from third quarter of 1995, in an environment where North American and European vehicle production increased 7% and appliance production increased approximately 6%. This better-than-market performance was attributed to new program launches in the North American automotive switch business and the acquisition of the IKU Group in May 1995. Traditionally, Automotive and Appliance Controls sales in the third quarter are lower than in the second quarter as a result of preparations by vehicle manufacturers for the following model year and their temporary shutdowns for the taking of annual physical inventories.

Specialty Controls sales decreased 4% in the third quarter of 1996 from the comparable period in 1995 primarily due to a sharp downturn in worldwide demand for semiconductor capital equipment. As the leading worldwide producer of ion implanters, the Company saw the effects of this slowdown in third quarter 1996 sales of ion implanters, which decreased approximately 25% from the previous two quarters. The Company is encouraged by the past two months' stability in orders and by the recently reported increases in the semiconductor industry's book-to-bill ratio. However, the Company does not anticipate year-to-year sales improvement prior to mid-1997.

Operating profit for the Electrical and Electronic Controls segment continued to be strong, improving 8% in the third quarter and 10% for the first nine months of 1996 over the same periods in 1995. The improvement in operating profits was primarily attributable to improved sales volumes, added contributions from recently acquired businesses and reduced program launch costs.

Although most of the Industrial Controls business unit transitional plant integration difficulties have now been overcome, the Company remains disappointed by the profit levels of that business unit. Specific actions are now underway to return this key business unit to traditional levels of operating performance. During the third quarter of 1996, approximately $1 million was incurred in connection with these efforts.

To complement the Company's ion implantation equipment business, High Temperature Engineering Corporation, a United States manufacturer of rapid thermal processor furnaces and small batch vertical furnaces for use in semiconductor fabrication, with 1995 sales of less than $10 million, was purchased in the second quarter of 1996.

Results of the Defense Systems segment are summarized as follows (in millions):

                              Three Months Ended
                                 September 30
                              ------------------
                                1996      1995
                                ----      ----
Net sales                        $28       $26
Operating profit                   2

                              Nine Months Ended
                                 September 30
                              ------------------
                                1996      1995
                                ----      ----
Net sales                        $76       $84
Operating profit                   1        (1)

The Company had set very ambitious goals for 1996. However, given third quarter results and an anticipated fourth quarter reorganization charge, as discussed below, Eaton will not achieve the expected level of performance this year. Sustaining superior financial performance while pursuing opportunities for higher sustainable growth, the necessary ingredients for genuinely superior long-term performance, has been challenging. However, the Company is making progress in both dimensions of performance and is making the difficult but necessary adjustments to ensure long-term success.

The Company is determined to get its financial results back on track in 1997. The Company will not take the short-term expedient of mortgaging Eaton's future by reducing spending on major growth programs designed to increase the Company's sustainable growth rate in the years ahead. The Company is excited by the progress being made in developing major new products for new and existing markets, and by opportunities to manufacture and sell products around the world.

The Company's commitment remains to outperform expectations based on the cyclical levels of Eaton's traditional markets. Specifically, excluding the costs of the major growth programs and based on similar activity levels, the Company expects to produce about a $1.00 per share improvement in earnings between 1995 and 1997, which is measurably above current operating performance. The Company has identified additional reorganizations which are expected to generate an incremental $20 million of annual savings beginning in 1997. The cost of these reorganizations is anticipated to approximate $25 million to $30 million, the bulk of which is expected to be charged against fourth quarter 1996 results. In total, the Company expects to expense $40 million to $45 million on reorganizations in 1996. The benefits of these actions should bring 1997 performance back to targeted levels.


Changes in Financial Condition
------------------------------
The Company's financial condition remained strong during the first nine months of 1996. Net working capital increased to $926 million at September 30, 1996 from $822 million at the end of 1995 and the current ratio rose to 1.8 from 1.7 at those dates, respectively.

Higher sales in September 1996 were the primary cause of the increase in accounts receivable at September 30, 1996 from the end of 1995. The CAPCO acquisition was the principal cause of the increases in excess of cost over net assets of businesses acquired and long-term debt at September 30, 1996 from year-end 1995.

Cash flow from net income, supplemented by commercial paper borrowings, was used to fund business acquisitions, capital expenditures, repayment of debt, cash dividends, repurchase of Common Shares, as well as increased working capital, primarily the increase in accounts receivable.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months ended September 30, 1996.

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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  November 6, 1996         /s/ Adrian T. Dillon
                                ----------------------------
                                Adrian T. Dillon
                                Vice President - Chief
                                Financial and Planning
                                Officer; Principal Financial
                                Officer

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