Form 10-K
period 1996-12-31
EATON CORP
filed 1997-03-21
CIK 31277

United States
                Securities and Exchange Commission
                     Washington, D.C.  20549

                            Form 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the year ended December 31, 1996


Commission file number 1-1396

                         Eaton Corporation
------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Ohio                          34-0196300
------------------------------------------------------------------
 (State of incorporation)   (I.R.S. Employer Identification No.)

         Eaton Center, Cleveland, Ohio              44114-2584
------------------------------------------------------------------
    (Address of principal executive offices)        (Zip code)

                          (216) 523-5000
------------------------------------------------------------------
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
     Title of each class                   which registered
------------------------------       -----------------------------
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1997 was $5.4 billion. As of January 31, 1997, there were 77,173,291 Common Shares outstanding.

            Documents Incorporated By Reference

Portions of the Proxy Statement for the 1997 annual shareholders' meeting are incorporated by reference into Part III.


                            Part I

Item 1.  Business

Eaton Corporation (Eaton or Company), incorporated in 1916, is a global manufacturer of highly engineered products which serve industrial, vehicle, construction, commercial and aerospace markets. Principal products include electrical power distribution and control equipment, truck transmissions and axles, engine components, hydraulic products, ion implanters and a wide variety of controls. Worldwide sales in 1996 reached nearly $7 billion. At December 31, 1996, the Company had 54,000 employees.

On April 16, 1996, the Company purchased CAPCO Automotive Products Corporation (CAPCO) for $135 million. CAPCO, a Brazilian manufacturer of transmissions for light- and medium-duty trucks and transaxle components for passenger cars, had sales of $176 million in 1995. This acquisition was accounted for as a purchase and, accordingly, the statements of consolidated income include the results of CAPCO from the effective date of acquisition.

Information regarding principal products, net sales, operating profit and identifiable assets by business segment and geographic region is presented under "Business Segment and Geographic Region Information" on pages 34 through 37 of this report. Additional information regarding Eaton's business segments and business in general is presented below.

Electrical and Electronic Controls

Patents and Trademarks - Eaton owns, controls or is licensed under many patents related to this business segment. The EATON, EATON (logomark), CH CONTROL, CHALLENGER, COMMANDER, CUTLER-HAMMER, DOLE, DURANT, HEINEMANN, IKU (and design), LECTRON, L/P (and design) and PANELMATE trademarks are used in connection with marketing products included in this business segment. In addition, the Company has the right to use the WESTINGHOUSE trademark in marketing certain products until 2004.

Competition - Principal methods of competition in this business segment are price, geographic coverage, service and product performance. The number of competitors varies with respect to the different products. Eaton occupies a strong competitive position in this business segment and, with respect to many products, is considered among the market leaders.

Major Customers - Approximately 10% of net sales in 1996 of the Electrical and Electronic Controls segment were made to WESCO Distribution, Inc. Also, approximately 6% of net sales in 1996 of this segment were made to divisions and subsidiaries of Ford Motor Company, which is a major customer of the Vehicle Components segment.

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

Major Customers - Approximately 17% of net sales in 1996 of the Vehicle Components segment were made to divisions and subsidiaries of Ford Motor Company. Also, approximately 40% of net sales in 1996 of this segment were made to divisions and subsidiaries of six other large original equipment manufacturers of trucks, passenger cars and off-highway vehicles generally concentrated in North America. Eaton has been conducting business with each of these companies for many years. Sales to these companies include a number of different products and different models or types of the same product, sales of which are not dependent upon one another. With respect to many of the products sold, various divisions and subsidiaries of each of the companies are in the nature of separate customers, and sales to one division or subsidiary are not dependent upon sales to other divisions or subsidiaries.

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

Major Customers - Substantially all net sales in 1996 of the Defense Systems segment were made to the United States Government. All contracts with the United States Government are subject to termination at the election of the Government.

Information Concerning Eaton's Business in General

Raw Materials - Principal raw materials used are iron, steel, copper, aluminum, brass, insulating materials, silver, rubber and plastic. Materials are purchased in various forms, such as pig iron, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers and, under normal circumstances, the Company has no difficulty obtaining them.

Order Backlog - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of trucks, passenger cars and off-highway vehicles are historically subject to month-to-month releases by customers during each model year, such orders are not considered technically firm. In measuring backlog of orders, the Company includes only the amount of such orders released by such customers as of dates listed. Using this criterion, total backlog at December 31, 1996 and 1995 (in billions) was approximately $1 and $1.1, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development - Research and development expenses for new products and improvement of existing products in 1996, 1995 and 1994 (in millions) were $267, $227 and $213, respectively. Over the past five years, the Company has invested over $1 billion in research and development with significant increases in the past three years.

Protection of the Environment - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. The Company continues to modify, on an ongoing, regular basis, certain processes in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in and wastes generated from operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material adverse effect upon earnings or competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 1997 and 1998. Information regarding the Company's liabilities related to environmental matters is presented under "Protection of the Environment" on pages 26 and 27 of this report.

Item 2.  Properties

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 155 locations in 26 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which are material to the Company's operations.

Eaton's principal research facilities are located in Southfield, Michigan, Milwaukee, Wisconsin, and Willoughby Hills, Ohio. In addition, certain divisions conduct research in their own facilities.

Management believes that the manufacturing facilities are adequate for operations, and such facilities are maintained in good condition.

Item 3.  Legal Proceedings

None required to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                            Part II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Shares are listed for trading on the New York, Chicago, Pacific and London stock exchanges. Information regarding cash dividends paid and high and low market price per Common Share for each quarter in 1996 and 1995 is presented under "Quarterly Data" on page 33 of this report. At December 31, 1996, there were 13,275 holders of record of the Company's Common Shares. Additionally, 21,117 employees were shareholders through participation in the Company's Share Purchase and Investment Plan.

Item 6.  Selected Financial Data

Information regarding selected financial data is presented under "Five-Year Consolidated Financial Summary" on page 48 of this report.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and
Results of Operations" is included on pages 39 through 47 of this report.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, financial review and the report of independent auditors are presented on pages 14 through 37 of this report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

                           Part III

Item 10.  Directors and Executive Officers of the Registrant

Information contained on pages 5 through 7 in the definitive Proxy Statement dated March 17, 1997, with respect to directors, is incorporated by reference.

A listing of Eaton's officers, their ages and their current positions and offices, as of January 31, 1997 follows:

        Name         Age   Position (Date elected to position)
-------------------  --- ---------------------------------------
Stephen R. Hardis    61  Chairman and Chief Executive Officer
                         (January 1, 1996 and September 1, 1995,
                         respectively); Director
Alexander M. Cutler  45  President and Chief Operating Officer
                         (September 1, 1995); Director
Gerald L. Gherlein   58  Executive Vice President and General
                         Counsel (September 4, 1991)
Adrian T. Dillon     43  Vice President - Chief Financial and
                         Planning Officer (September 1, 1995)
Brian R. Bachman     51  Senior Vice President - Semiconductor
                         and Specialty Systems (January 1, 1996)
Joseph L. Becherer   54  Senior Vice President - Cutler-Hammer
                         (September 1, 1995)
Robert J. McCloskey  57  Senior Vice President - Controls and
                         Hydraulics (September 1, 1995)
Thomas W. O'Boyle    54  Senior Vice President - Truck
                         Components (September 1, 1995)
Larry M. Oman        55  Senior Vice President - Automotive
                         Components (September 1, 1995)
Susan J. Cook        49  Vice President - Human Resources
                         (January 16, 1995)
Patrick X. Donovan   61  Vice President - International (April
                         27, 1988)
Earl R. Franklin     53  Secretary and Associate General Counsel
                         (September 1, 1991)
John W. Hushen       61  Vice President - Corporate Affairs
                         (August 1, 1991)
Stanley V. Jaskolski 58  Vice President - Technical Management
                         (October 1, 1990)
Ronald L. Leach      62  Vice President - Accounting (December
                         1, 1981)
Joseph J. Mikelonis  46  Vice President - Taxes (May 1, 1996)
William T. Muir      54  Vice President - Manufacturing
                         Technologies (April 1, 1989)
Derek R. Mumford     55  Vice President - Information
                         Technologies (April 1, 1992)
Robert E. Parmenter  44  Vice President and Treasurer (January
                         1, 1997)
Billie K. Rawot      45  Vice President and Controller (March
                         1, 1991)

All of the officers listed above have served in various capacities with Eaton over the past five years, except for Susan J. Cook and Brian R. Bachman. For the three years prior to joining Eaton, Ms. Cook was Vice President-Human Resources at Tandem Computers, Inc. Prior to joining Tandem Computers, Inc. in 1988, Ms. Cook had a seventeen-year career in human resources at IBM Corporation. For the four years prior to joining Eaton, Mr. Bachman was Vice President and General Manager for the Standard Products Business Group of Philips Semiconductor. Earlier in his career, he was President of the General Semiconductor Industry Unit of Square D Corporation.

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

Item 11.  Executive Compensation

Information contained on pages 10 through 20 in the definitive
Proxy Statement dated March 17, 1997, with respect to executive compensation, is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Information contained on pages 20 and 21 of the definitive Proxy
Statement dated March 17, 1997, with respect to security ownership of certain beneficial owners and management, is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

None required to be reported.


                            Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following consolidated financial statements and financial review are filed as a separate section of this report:

             Consolidated Balance Sheets - December 31, 1996 and
             1995 - Pages 15 and 16

             Statements of Consolidated Income - Years ended
             December 31, 1996, 1995 and 1994 - Page 17

             Statements of Consolidated Cash Flows - Years ended
             December 31, 1996, 1995 and 1994 - Page 18

             Statements of Consolidated Shareholders' Equity -
             Years ended December 31, 1996, 1995 and 1994 - Page
             19

             Financial Review - Pages 20 through 37

    (2)(a)   Summarized financial information for Eaton ETN
             Offshore Ltd. on page 38 is filed as a separate section of this report.

    (2)(b) All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3)      Exhibits

             3(a) Amended Articles of Incorporation (amended and restated as of May 19, 1994) -
                     Incorporated by reference to the Form 8-K
                     Report dated May 19, 1994

             3(b) Amended Regulations (amended and restated as of April 27, 1988) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1994

             4(a) Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

             4(b) Eaton Corporation Rights Agreement dated June 28, 1995 - Incorporated by reference to the Form 8-K Report dated June 28, 1995

             10      Material contracts

                     The following are either a management
                     contract or a compensatory plan or
                     arrangement:

                     (a)  Deferred Incentive Compensation Plan
                          (amended and restated as of September
                          24, 1996)(filed as a separate section of this report)

                     (b)  Executive Strategic Incentive Plan
                          (amended and restated as of June 21,
                          1994 and July 25, 1995)(filed as a
                          separate section of this report)

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

                     (d) 1991 Stock Option Plan - Incorporated by reference to the definitive Proxy
                          Statement dated March 18, 1991

                     (e) 1995 Stock Option Plan - Incorporated by reference to the definitive Proxy
                          Statement dated March 17, 1995

                     (f)  Incentive Compensation Deferral Plan
                          (amended and restated as of September
                          24, 1996)(filed as a separate section of this report)

                     (g)  Strategic Incentive and Option Plan
                          (amended and restated as of September
                          24, 1996)(filed as a separate section of this report)

                     (h)  Form of "Change in Control" Agreement
                          entered into with officers of Eaton
                          Corporation as of November 1, 1996
                          (filed as a separate section of this
                          report)

                     (i)  The following are incorporated by
                          reference to the Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1990:

                          (i)     Limited Eaton Service
                                  Supplemental Retirement Income
                                  Plan (amended and restated as of
                                  January 1, 1989)

                          (ii)    Amendments to the 1980 and 1986
                                  Stock Option Plans

                          (iii)   Eaton Corporation Supplemental
                                  Benefits Plan (amended and
                                  restated as of January 1, 1989)
                                  (which provides supplemental
                                  retirement benefits)

                          (iv)    Eaton Corporation Excess
                                  Benefits Plan (amended and
                                  restated as of January 1, 1989)
                                  (with respect to Section 415
                                  limitations of the Internal
                                  Revenue Code)

                     (j)  Executive Incentive Compensation Plan,
                          effective January 1, 1995 (filed as a
                          separate section of this report)

                     (k)  Plan for the Deferred Payment of
                          Directors' Fees (amended and restated
                          as of September 24, 1996)(filed as a
                          separate section of this report)

                     (l)  Plan for the Deferred Payment of
                          Directors' Fees (originally adopted in
                          1980 and amended effective February 25,
                          1997)(filed as a separate section of
                          this report)

                     (m)  1996 Non-Employee Director Fee Deferral
                          Plan (amended effective February 25,
                          1997)(filed as a separate section of
                          this report)

                     (n)  Eaton Corporation Trust Agreement -
                          Outside Directors (dated December 6,
                          1996)(filed as a separate section of
                          this report)

                     (o)  Eaton Corporation Trust Agreement -
                          Officers and Employees (dated December
                          6, 1996)(filed as a separate section of
                          this report)

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

             21 Subsidiaries of Eaton Corporation (filed as a separate section of this report)

             23 Consent of Independent Auditors (filed as a separate section of this report)

             24      Power of Attorney (filed as a separate
                     section of this report)

             27 Financial Data Schedule (filed as a separate section of this report)

(b)          Reports on Form 8-K

             There were no reports on Form 8-K filed during the fourth quarter of 1996.

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


                                    Eaton Corporation
                                    ----------------------------
                                    Registrant

Date:  March 21, 1997               /s/ Adrian T. Dillon
                                    ----------------------------
                                    Adrian T. Dillon
                                    Vice President and Chief
                                    Financial and Planning
                                    Officer; Principal Financial
                                    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATE:  March 21, 1997


       Signature                           Title
-----------------------   --------------------------------------

        *
-----------------------
Stephen R. Hardis         Chairman and Chief Executive Officer;
                          Principal Executive Officer;
                          Director

        *
-----------------------
Alexander M. Cutler       President and Chief Operating Officer;
                          Director

        *
-----------------------
Ronald L. Leach           Vice President - Accounting; Principal
                          Accounting Officer

/s/ Billie K. Rawot
-----------------------
Billie K. Rawot           Vice President and Controller


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

                       Eaton Corporation
                1996 Annual Report on Form 10-K
          Items 5, 6, 7, 8 & Item 14(a)(1), 14(a)(2),
                        14(c) and 14(d)

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

            Management's Discussion and Analysis of
         Financial Condition and Results of Operations

           Five-Year Consolidated Financial Summary

                           Exhibits

REPORT OF INDEPENDENT AUDITORS
------------------------------

To the Shareholders
Eaton Corporation


We have audited the accompanying consolidated balance sheets of Eaton Corporation and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the summary financial information of Eaton ETN Offshore Ltd. listed in
Item 14 (a). These financial statements and summary financial information are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and summary financial information based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related summary financial information, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                               Ernst & Young LLP
Cleveland, Ohio
January 20, 1997

Eaton Corporation
Consolidated Balance Sheets                       December 31
                                              -------------------
(Millions)                                      1996       1995
                                                ----       ----
ASSETS
Current assets
  Cash                                         $   22     $   56
  Short-term investments                           38         28
  Accounts receivable                             985        932
  Inventories                                     729        735
  Deferred income taxes                           165        150
  Other current assets                             78         66
                                               ------     ------
                                                2,017      1,967

Property, plant and equipment
  Land and buildings                              700        630
  Machinery and equipment                       2,796      2,584
                                               ------     ------
                                                3,496      3,214
  Accumulated depreciation                     (1,704)    (1,561)
                                               ------     ------
                                                1,792      1,653

Excess of cost over net assets of
  businesses acquired                             968        895

Other assets                                      530        538
                                               ------     ------
                                               $5,307     $5,053
                                               ======     ======

The Financial Review on pages 20 to 37 is an integral part of the consolidated financial statements.

Eaton Corporation
Consolidated Balance Sheets                         December 31
                                                -------------------
(Millions)                                        1996       1995
                                                  ----       ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                $   10     $   30
  Current portion of long-term debt                  20         20
  Accounts payable                                  512        486
  Accrued compensation                              181        168
  Accrued income and other taxes                     97         62
  Other current liabilities                         410        379
                                                 ------     ------
                                                  1,230      1,145

Long-term debt                                    1,062      1,084

Postretirement benefits other than pensions         585        579

Other liabilities                                   270        270

Shareholders' equity
  Common Shares (77.1 in 1996 and 77.6 in 1995)      39         39
  Capital in excess of par value                    830        812
  Retained earnings                               1,402      1,232
  Foreign currency translation adjustments          (68)       (55)
  Shares in trust
    Employee Stock Ownership Plan                   (36)       (53)
    Deferred compensation plans                      (7)
                                                 ------     ------
                                                  2,160      1,975
                                                 ------     ------
                                                 $5,307     $5,053
                                                 ======     ======

The Financial Review on pages 20 to 37 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Income               Year ended December 31
                                              --------------------------
(Millions except for per share data)           1996      1995      1994
                                               ----      ----      ----
Net sales                                     $6,961    $6,822    $6,052

Costs and expenses
  Cost of products sold                        5,165     5,028     4,397
  Selling and administrative                     995       927       890
  Research and development                       267       227       213
                                              ------    ------    ------
                                               6,427     6,182     5,500
                                              ------    ------    ------
Income from operations                           534       640       552

Other income (expense)
  Interest expense                               (85)      (86)      (83)
  Interest income                                  6         6         7
  Other income--net                               30        32        12
                                              ------    ------    ------
                                                 (49)      (48)      (64)
                                              ------    ------    ------
Income before income taxes                       485       592       488
Income taxes                                     136       193       155
                                              ------    ------    ------
Net income                                    $  349    $  399    $  333
                                              ======    ======    ======
Per Common Share
  Net income                                  $ 4.50    $ 5.13    $ 4.40
  Cash dividends paid                           1.60      1.50      1.20

Average number of Common Shares outstanding     77.4      77.8      75.6

The Financial Review on pages 20 to 37 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Cash Flows                        Year ended December 31
                                                       ----------------------------------
(Millions)                                                1996        1995        1994
                                                          ----        ----        ----
Net cash provided by operating activities
  Net income                                            $   349     $   399     $   333
  Adjustments to reconcile to net cash provided by
    operating activities
      Depreciation                                          270         238         216
      Amortization                                           50          43          35
      Deferred income taxes                                 (12)          1          35
      Long-term liabilities                                  (2)         19          40
      Other non-cash items in income                         (8)         22          37
      Changes in operating assets and liabilities,
        excluding acquisitions and divestitures of
        businesses
          Accounts receivable                               (32)        (20)       (190)
          Inventories                                        36         (30)       (115)
          Accounts payable and other accruals                42         (10)        129
      Other--net                                                        (15)          2
                                                        -------     -------     -------
                                                            693         647         522

Net cash used in investing activities
  Acquisitions of businesses, less cash acquired           (151)       (143)     (1,058)
  Divestitures of businesses                                             11          61
  Expenditures for property, plant and equipment           (347)       (399)       (267)
  Maturities and sales of short-term investments                          6         252
  Other--net                                                  6          18           2
                                                        -------     -------     -------
                                                           (492)       (507)     (1,010)

Net cash provided by (used in) financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                              169         368         731
      Payments                                             (148)       (251)       (609)
  Borrowings with original maturities of less than
    three months--net                                       (87)        (73)        173
  Proceeds from sale of Common Shares                                               252
  Proceeds from exercise of stock options                    18          11          18
  Cash dividends paid                                      (124)       (117)        (91)
  Purchase of Common Shares                                 (63)        (40)
                                                        -------     -------     -------
                                                           (235)       (102)        474
                                                        -------     -------     -------
Total increase (decrease) in cash                           (34)         38         (14)
Cash at beginning of year                                    56          18          32
                                                        -------     -------     -------
Cash at end of year                                     $    22     $    56     $    18
                                                        =======     =======     =======

The Financial Review on pages 20 to 37 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Shareholders' Equity


                                                                                                   Shares in trust
                                                                                       Foreign    -----------------      Total
                                          Common Shares    Capital in                 currency             Deferred     share-
                                          -------------     excess of   Retained   translation            compensa-   holders'
                                         Shares   Amount    par value   earnings   adjustments    ESOP   tion plans     equity
                                         ------   ------    ---------   --------   -----------    ----   ----------   --------
(Millions)
Balance at January 1, 1994                 71.3      $36         $535      $ 708          ($78)   ($96)          $0     $1,105
Net income                                                                   333                                           333
Cash dividends paid, net of
  Employee Stock Ownership
  Plan (ESOP) tax benefit                                                    (89)                                          (89)
Issuance of shares under
  employee benefit plans,
  including tax benefit                      .5                    21                                                       21
Sale of shares                              4.6        2          250                                                      252
Issuance of shares in a
  pooling-of-interests                      1.6        1                      25                                            26
Net unrealized gain on
  available-for-sale
  securities                                                                  11                                            11
Shares allocated to employees                                                                       14                      14
Net translation adjustments                                                                  7                               7
                                           ----      ---         ----     ------          ----    ----          ---     ------
Balance at December 31, 1994               78.0       39          806        988           (71)    (82)           0      1,680
Net income                                                                   399                                           399
Cash dividends paid, net of
  ESOP tax benefit                                                          (116)                                         (116)
Issuance of shares under
  employee benefit plans,
  including tax benefit                      .4                    14         (1)                                           13
Net unrealized loss on
  available-for-sale
  securities                                                                  (6)                                           (6)
Purchase of shares                          (.8)                   (8)       (32)                                          (40)
Shares allocated to employees                                                                       29                      29
Net translation adjustments                                                                 16                              16
                                           ----      ---         ----     ------          ----    ----          ---     ------
Balance at December 31, 1995               77.6       39          812      1,232           (55)    (53)           0      1,975
Net income                                                                   349                                           349
Cash dividends paid, net of
  ESOP tax benefit                                                          (123)                                         (123)
Issuance of shares under
  employee benefit plans,
  including tax benefit                      .5                    23         (1)                                           22
Net unrealized loss on
  available-for-sale
  securities                                                                  (4)                                           (4)
Purchase of shares                         (1.1)                  (12)       (51)                                          (63)
Shares allocated to employees                                                                       17                      17
Issuance of shares to trust                  .1                     7                                            (7)
Net translation adjustments                                                                (13)                            (13)
                                           ----      ---         ----     ------          ----    ----          ---     ------
Balance at December 31, 1996               77.1      $39         $830     $1,402          ($68)   ($36)         ($7)    $2,160
                                           ====      ===         ====     ======          ====    ====          ===     ======

The Financial Review on pages 20 to 37 is an integral part of the consolidated financial statements.

FINANCIAL REVIEW
----------------


ACCOUNTING POLICIES
-------------------

Consolidation
-------------
The consolidated financial statements include accounts of the Company and all majority-owned subsidiaries. The equity method of accounting is used for investments in associate companies and joint ventures where the Company has a 20% to 50% ownership interest.

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

Depreciation and Amortization
-----------------------------
Depreciation and amortization are computed by the straight-line method for financial statement purposes. Cost of buildings is depreciated over forty years and machinery and equipment over principally three to ten years. Identified intangible assets primarily consist of patents, trademarks and tradenames, which are amortized over an average life of fifteen years. Excess of cost over net assets of businesses acquired is amortized over principally forty years. Excess of cost over net assets of businesses acquired and certain other long-lived assets are reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets.

Financial Instruments
---------------------
The Company selectively uses straightforward, nonleveraged financial instruments as part of foreign exchange and interest rate risk management programs. The Company does not buy and sell financial instruments solely for trading purposes, except for nominal amounts authorized under limited, controlled circumstances. Credit loss has never been experienced, and is not anticipated, as the counterparties to various financial instruments are major international financial institutions with strong credit ratings and due to control over the limit of positions entered into with any one party. Although financial instruments are an integral part of the Company's risk management programs, their incremental effect on financial condition and results of operations is not material.

The Company and its subsidiaries, operating in Canada, Europe, Latin America and the Pacific Region, are exposed to fluctuations in foreign currencies in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations, primarily the European and Canadian currencies, through the use of foreign currency forward exchange contracts and options. Gains or losses on those financial instruments which hedge net investments in subsidiaries outside the United States are recorded in shareholders' equity. Gains or losses on those financial instruments which hedge specific transactions are recognized in net income, offsetting the underlying foreign currency transaction gains or losses. Cash premiums and discounts related to these financial instruments are amortized to other income--net over the lives of the agreements.

In the normal course of business, the Company's operations are also exposed to fluctuations in interest rates. The Company seeks to reduce the cost of and exposure to interest rate fluctuations through the use of interest rate swaps and caps. Gains or losses on interest rate swaps are included in interest expense since they hedge interest on debt. Cash premiums related to interest rate caps are amortized to interest expense over the lives of the agreements.

Options for Common Shares
-------------------------
The Company applies the intrinsic value based method to account for stock options granted to employees to purchase Common Shares. Under this method, no compensation expense is recognized on the grant date since on that date the option price equals the market price of the underlying Common Shares. Net income and net income per Common Share for 1996 and 1995 would not have been significantly different from reported amounts if compensation expense had been determined based on the fair value method in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

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


ACQUISITIONS AND DIVESTITURES OF BUSINESSES
-------------------------------------------
On April 16, 1996, the Company purchased CAPCO Automotive Products Corporation (CAPCO) for $135 million. CAPCO, a Brazilian manufacturer of transmissions for light- and medium-duty trucks and transaxle components for passenger cars, had sales of $176 million in 1995. This acquisition was accounted for as a purchase and, accordingly, the statements of consolidated income include the results of CAPCO from the effective date of acquisition.

On January 31, 1994, the Company purchased the Distribution and
Control Business Unit (DCBU) of Westinghouse Electric Corporation for $1.050 billion. DCBU was a manufacturer of electrical distribution equipment and industrial controls. The assets acquired and liabilities assumed in the acquisition follow (in millions):

Fair value of assets acquired including
  identified intangible assets of $95 million     $  742
Liabilities assumed                                 (298)
Excess of cost over net assets acquired              606
                                                  ------
Purchase price, net of cash acquired              $1,050
                                                  ======

During 1996, 1995 and 1994, the Company also acquired and divested other smaller operations.


DEBT AND OTHER FINANCIAL INSTRUMENTS
------------------------------------
The Company's subsidiaries outside the United States have lines of credit, primarily short-term, aggregating $138 million from various banks worldwide. At December 31, 1996, the Company had $15 million outstanding under these lines of credit. The weighted average interest rate on short-term debt, excluding immaterial amounts for highly inflationary countries, at December 31, 1996 and 1995 was 7.2% and 6.3%, respectively.

Long-term debt at December 31, excluding the current portion, follows
(in millions):
                                              1996       1995
                                              ----       ----
6-3/8% notes due 1999
  (effective interest rate 4.8%)            $  100     $  100
9% notes due 2001                              100        100
8% debentures due 2006                          86         86
8.9% debentures due 2006                       100        100
7% debentures due 2011, net of unamor-
  tized discount of $90 million in 1996
  and $92 million in 1995
  (effective interest rate 14.6%)              110        108
8.1% debentures due 2022                       100        100
7-5/8% debentures due 2024
  (effective interest rate 7.1%)               100        100
6-1/2% debentures due 2025
  (due 2005 at option of debenture holders)    150        150
Unsecured notes (5.3% to 6.1%)                 150        142
Other (effective interest rate 8.5%)            66         98
                                            ------     ------
                                            $1,062     $1,084
                                            ======     ======

The Company has a $500 million revolving credit agreement, which expires in 2000, to provide funds for working capital and general corporate purposes. The unsecured notes are classified as long-term debt because the Company intends, and has the ability under the revolving credit agreement, to refinance these notes on a long-term basis.

In July 1996, the Company terminated, and settled for cash, $50 million of a $100 million 9% interest rate swap expiring in 2000. The $3.1 million pretax loss on the partial termination of the swap is being amortized to interest expense through 2000 when the swap matures. In addition, the Company has two interest rate swaps aggregating $50 million that also expire in 2000 which adjust the effect of the remaining $50 million of the 9% interest rate swap. The net effect of these outstanding swaps at December 31, 1996 is to convert $50 million of floating rate debt to LIBOR plus 3.1%.

In March 1996, the Company sold a five-year interest rate cap which effectively converts $50 million of fixed rate debt into floating rate debt when six-month LIBOR exceeds 8.31%.

In June 1995, the Company entered into an agreement that expires in 1999 which effectively converts $40 million of United States dollar debt into Dutch Guilder denominated debt. This agreement was designated as a hedge of the Company's net investment in a Netherlands subsidiary.

The Company has interest rate swap agreements that effectively convert interest expense on $115 million of United States dollar fixed rate debt to fixed rates of 3.2% as to $50 million and 1.3% as to $25 million, and to a floating rate (5.0% at December 31, 1996) based on the Amsterdam Interbank Offered Rate plus 1.89% as to the remaining $40 million.

Aggregate mandatory sinking fund requirements and annual maturities of long-term debt are as follows (in millions): 1997, $20; 1998, $4; 1999, $102; 2000, $151; and 2001, $101.

Interest capitalized as part of acquisition or construction of major fixed assets (in millions) was $8 in 1996, and $10 in 1995 and 1994. Interest paid (in millions) was $96 in 1996 and 1995 and $93 in 1994.

Financial instruments outstanding at December 31 are as follows (in millions):
                                      1996                        1995
                          ---------------------------   --------------------------
                          Notional   Carrying    Fair   Notional  Carrying    Fair
                            amount     amount   value     amount    amount   value
                          --------   --------   -----   --------  --------   -----
Cash and short-term
  investments                          $   60  $   60               $   84  $   84
Marketable equity
  investments                              22      22                   42      42
Marketable debt securities                 44      44                   19      19
Short-term debt                           (10)    (10)                 (30)    (30)
Long-term debt, current
  portion of long-term
  debt and foreign
  currency principal swaps             (1,082) (1,206)              (1,104) (1,290)
Foreign currency forward
  exchange contracts and
  options                     $ 23        (10)     (8)      $150        (2)     (4)
Interest rate swaps
  Fixed to floating            127                  1         96         1       5
  Floating to fixed             64                 (5)       120        (1)    (16)
  Fixed to fixed                90          2      (2)        90         1       4
Interest rate caps sold        (50)        (1)     (1)

The fair values of short-term investments, marketable equity investments and debt securities, short-term and long-term debt, and interest rate swaps and caps are principally based on quoted market prices. The fair value of foreign currency forward exchange contracts and options, which primarily mature in 1997, and foreign currency principal and interest rate swaps are estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.


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

The components of pension expense for the years ended December 31 follow (in millions):
                                            1996     1995     1994
                                            ----     ----     ----
Service cost - benefits earned during year $ (58)   $ (51)   $ (55)
Interest cost on projected benefit
  obligation                                (105)    (104)     (94)
Actual return on assets                      350      347       36
Net amortization and deferral               (194)    (208)      99
                                           -----    -----    -----
                                           $  (7)   $ (16)   $ (14)
                                           =====    =====    =====

                            Page 25

The pension asset (liability), by funded status of the plan, at
December 31 follows (in millions):
                                        1996             1995
                                  ---------------  ---------------
                                   Over-   Under-   Over-   Under-
                                  funded   funded  funded   funded
                                  ------   ------  ------   ------
Accumulated pension benefit
  obligation
    Vested                        $1,275   $   87  $1,059   $  218
    Nonvested                         94        7      64       29
                                  ------   ------  ------   ------
                                   1,369       94   1,123      247
Value of future salary projections   155       11     132       10
                                  ------   ------  ------   ------
Total projected pension benefit
  obligation                       1,524      105   1,255      257
Fair value of plan assets          1,937        6   1,535      146
                                  ------   ------  ------   ------
Plan assets in excess of (less
  than) projected benefit
  obligation                         413      (99)    280     (111)
Unamortized
  Initial net (asset) obligation     (21)       3     (34)      10
  Net (gain) loss                   (327)      12    (180)      (6)
  Prior service cost                  26        5      11       18
Adjustment to recognize minimum
  liability                                   (11)             (12)
                                  ------   ------  ------   ------
                                  $   91   $  (90) $   77   $ (101)
                                  ======   ======  ======   ======

As a result of the merger of several underfunded pension plans into overfunded pension plans, the vested accumulated pension benefit obligation for underfunded plans decreased by $116 million in 1996, with an offsetting increase in the overfunded plans.

Actuarial assumptions used in the calculation of the pension asset
(liability) are as follows:
                                          1996      1995      1994
                                          ----      ----      ----
Discount rate                             7.25%     7.25%     8.50%
Compensation growth rate                  4.70%     4.70%     5.95%
Long-term rate of return on plan assets     10%     9.50%       10%

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

Expense for postretirement benefits other than pensions for the years ended December 31 follows (in millions):
                                            1996     1995     1994
                                            ----     ----     ----
Service cost - benefits earned during year  $(12)    $(12)    $(13)
Interest cost on projected benefit
  obligation                                 (47)     (49)     (43)
Amortization                                   5        8        5
                                            ----     ----     ----
                                            $(54)    $(53)    $(51)
                                            ====     ====     ====

The liability for postretirement benefit plans other than pensions at
December 31 follows (in millions):
                                               1996       1995
                                               ----       ----
Accumulated postretirement benefit obligation
  Retirees                                     $465       $442
  Eligible plan participants                     58         55
  Non-eligible plan participants                182        180
Unamortized
  Prior service cost                             53         61
  Net loss                                     (138)      (125)
                                               ----       ----
                                               $620       $613
                                               ====       ====

Actuarial assumptions used in the calculation of the liability for postretirement benefits other than pensions are as follows:
                                            1996     1995     1994
                                            ----     ----     ----
Discount rate                               7.25%    7.25%    8.50%
Projected health care cost trend rate          9%      10%      11%
Ultimate trend rate                            5%       5%    6.25%
Year ultimate trend rate is achieved        2001     2001     2000

An increase of 1% in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $35 million and the net periodic cost for 1996 by $3 million.


PROTECTION OF THE ENVIRONMENT
-----------------------------
The Company has been named a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act or similar state and local laws and regulations at a number of waste disposal sites. Although these laws technically impose joint and several liability upon each PRP at each site, the extent of the Company's required financial contribution to the cleanup of these sites is expected to be limited based on the number and financial strength of the other named PRP's and the volume and types of waste involved which might be attributable to the Company. The Company is also involved in remedial response and voluntary environmental cleanup expenditures at a number of other sites which are not the subject of any Superfund law proceeding, including certain currently-owned or formerly-owned plants.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the numbers of parties involved at many sites, the determination of the extent of contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates of these costs for each site. The Company accrues the best estimates of these costs when it is probable that a liability has been incurred. At December 31, 1996 and 1995, the balance sheet included an accrual for these costs (in millions) of approximately $35 and $38, respectively. The Company has rights of recovery from non-affiliated parties as to a portion of these costs with regard to several of these sites. Management estimates that these costs may reasonably be expected to range up to approximately $52 million and that such costs would be incurred over a period of several years. This maximum of the range of estimated costs is less than the $70 million estimate for 1995 due to the consideration of cost-sharing agreements, additional site data, completion of clean-up or settlement of the liability, or the passage of time with no regulatory activity. All of these estimates are forward looking statements and given the inherent uncertainties in evaluating environmental exposures, actual results can differ from these estimates.

Based upon the Company's analyses and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably likely to exceed the amounts recorded or disclosed in an amount which would have a material adverse effect on financial condition, results of operations or liquidity.


SHAREHOLDERS' EQUITY
--------------------
There are 300 million Common Shares authorized.  At December 31,
1996, there were 1.6 million Common Shares held in treasury and there were 13,275 holders of record of Common Shares. Additionally, 21,117 employees were shareholders through participation in the Share
Purchase and Investment Plan.

In March 1994, in order to partially refinance the acquisition of DCBU, the Company sold 3.8 million Common Shares to the public for aggregate net proceeds of $214 million. In January 1994, in a private placement, the Company sold 800,000 Common Shares for aggregate net proceeds of $38 million.

Stock options have been granted to certain employees, under various plans, to purchase the Company's Common Shares at prices equal to fair market value as of date of grant. These options expire ten years from date of grant. A summary of stock option activity follows (shares in millions):

                            Page 28

                                1996               1995
                          ----------------   ----------------
                          Average            Average
                           price              price
                            per                per
                           share    Shares    share    Shares
                          -------   ------   -------   ------
Outstanding, January 1     $41.12      4.6    $37.94      4.0
Granted                     53.10      1.1     48.60      1.1
Exercised                   33.57      (.6)    28.94      (.4)
Canceled                    51.79      (.1)    50.58      (.1)
                                       ---                ---
Outstanding, December 31   $44.32      5.0    $41.12      4.6
                                       ===                ===

Exercisable, December 31               3.7                3.3

Reserved for future
  grants, December 31                  4.2                5.2

The Company sponsors a Share Purchase and Investment Plan (SPIP) for United States operations under which eligible participating employees may choose to contribute up to 15% of their base pay to the SPIP.
The Company matches employee contributions up to 6% of a participant's base pay as limited by United States income tax regulations. The matching contribution, which is determined each quarter based on net income per Common Share, ranges from 25% to 100% of a participant's contribution and is invested in the Company's Common Shares.

In 1989, the Company prefunded, through 1999, a portion of anticipated matching contributions to the SPIP by creating an Employee Stock Ownership Plan (ESOP) under the SPIP and selling 5 million Common Shares for $150 million to the ESOP. The shares held by the ESOP which have not yet been allocated to employee accounts are included in shareholders' equity as "ESOP Shares in Trust" and the notes payable of the ESOP, which are guaranteed by the Company, are included in long-term debt. Unallocated shares in the ESOP are released at historical cost based on the ratio of the annual principal payment on the notes payable compared to the original principal amount of the notes payable and allocated to employee accounts. Cash dividends paid on shares in the ESOP are charged against retained earnings and, along with Company contributions, are used to repay the principal and interest due on the notes payable. Unallocated shares in the ESOP, which are considered outstanding for purposes of computing net income per Common Share, at the end of 1996 and 1995 (in millions) were 1.2 and 1.9, respectively. Compensation expense related to the SPIP match, including the effect of shares released by the ESOP at historical cost, (in millions) was $10 in 1996, $17 in 1995 and $15 in 1994.

The Company has plans which permit eligible employees and directors to defer a portion of their compensation. In the fourth quarter of 1996, the Company established a trust to fund a portion of these liabilities. The trust was funded with $22 million of marketable securities, which are included in other assets, and 105,000 treasury shares with a fair value of $7 million, which are included in shareholders' equity.

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


INCOME TAXES
------------

Income before income taxes for the years ended December 31 follows
(in millions):
                                             1996    1995    1994
                                             ----    ----    ----
United States                                $385    $471    $396
Non-United States                             100     121      92
                                             ----    ----    ----
                                             $485    $592    $488
                                             ====    ====    ====

Income taxes for the years ended December 31 follows (in millions):
                                             1996    1995    1994
                                             ----    ----    ----
Current
  United States
    Federal                                  $ 81    $109    $ 81
    State and local                            21      24      15
  Non-United States                            34      59      44
                                             ----    ----    ----
                                              136     192     140
Deferred
  United States
    Reduction of valuation allowance
      for deferred income tax assets                  (11)
    Other Federal                              (5)     26      24
    State and local                                     1       1
  Non-United States
    Operating loss carryforwards               11      (4)     (8)
    Reduction of valuation allowance
      for deferred income tax assets                           (3)
    Other                                      (6)    (11)      1
                                             ----    ----    ----
                                                0       1      15
                                             ----    ----    ----
                                             $136    $193    $155
                                             ====    ====    ====

                            Page 30

Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate for the years ended
December 31 follow (in millions):
                                          1996
                                     -------------     1995     1994
                                     Amount   Rate     Rate     Rate
                                     ------   ----     ----     ----
Income taxes at the United
  States statutory rate                $170   35.0%    35.0%    35.0%
State and local income taxes             14    2.9      3.1      2.8
Adjustment of worldwide tax
  liabilities                             4     .9      2.0      1.6
Possessions credit related to
  Puerto Rican operations               (35)  (7.2)    (5.4)    (5.2)
Reduction of valuation allowance
  for deferred income tax assets                       (1.8)     (.6)
Foreign source income                   (13)  (2.6)     1.5      1.1
Other--net                               (4)   (.8)    (1.8)    (2.8)
                                       ----   -----    -----    -----
                                       $136   28.2%    32.6%    31.9%
                                       ====   =====    =====    =====

Significant components of current and long-term deferred income taxes at December 31 follow (in millions):
                                    Current  Long-term    Long-term
                                     assets     assets  liabilities
                                    -------  ---------  -----------
1996
Accruals and other adjustments
  Employee benefits                    $ 57       $241         $ (5)
  Depreciation and amortization                   (190)         (10)
  Other                                 102         43
Operating loss carryforwards of
  non-United States subsidiaries                    79
Other items                               6         32            4
Valuation allowance                                (56)
                                       ----       ----         ----
                                       $165       $149         $(11)
                                       ====       ====         ====

1995
Accruals and other adjustments
  Employee benefits                    $ 56       $240         $ (4)
  Depreciation and amortization                   (161)         (24)
  Other                                  85         16            6
Operating loss carryforwards of
  non-United States subsidiaries                    86
Other items                               9         18  							  12
Valuation allowance                                (36)
                                       ----       ----         ----
                                       $150       $163         $(10)
                                       ====       ====         ====

At December 31, 1996, certain non-United States subsidiaries had operating loss carryforwards aggregating $198 million.
Carryforwards of $163 million have no expiration dates and the balance expire at various dates from 1997 through 2005.

The Company has manufacturing facilities in Puerto Rico which operate under tax relief and other incentives that will no longer be available after 2005.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $459 million at December 31, 1996, since the earnings retained have been reinvested by the subsidiaries. If distributed, such remitted earnings would be subject to withholding taxes but substantially free of United States income taxes.

Worldwide income tax payments in 1996, 1995 and 1994 (in millions) were $154, $166 and $109, respectively.


OTHER INFORMATION
-----------------

Accounts Receivable
-------------------
Accounts receivable are net of an allowance for doubtful accounts of $15 million at the end of 1996 and 1995.

Inventories
-----------

The components of inventories at December 31 follow (in millions):
                                              1996       1995
                                              ----       ----
Raw materials                                 $270       $225
Work in process                                312        369
Finished goods                                 240        235
                                              ----       ----
Gross inventories at FIFO                      822        829
Excess of current cost over LIFO cost          (93)       (94)
                                              ----       ----
Net inventories                               $729       $735
                                              ====       ====

Gross inventories accounted for using the LIFO method (in millions) were $431 and $328 at the end of 1996 and 1995, respectively.

Excess of Cost Over Net Assets of Businesses Acquired
-----------------------------------------------------
Accumulated amortization of excess of cost over net assets of businesses acquired (in millions) was $162 and $129 at the end of 1996 and 1995, respectively.

Investments in Life Insurance
-----------------------------
The Company has company-owned life insurance policies insuring the lives of a portion of active United States employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. At December 31, 1996 and 1995, the investment in the policies included in other assets (in millions) was $11 and $10, net of policy loans of $347 and $348, respectively. Net life insurance expense (in millions) of $9 in 1996, $7 in 1995 and $5 in 1994, including interest expense of $35, $27 and $15 in 1996, 1995 and 1994, respectively, was included in selling and administrative expense.

Lease Commitments
-----------------
Minimum rental commitments for 1997 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are $56 million and decline substantially thereafter.

Rental expense in 1996, 1995 and 1994 (in millions) was $71, $67 and $65, respectively.
                            Page 33

QUARTERLY DATA
--------------
(Unaudited)
                                         Quarter ended
(Millions except for           -----------------------------------
  per share data)              Dec. 31  Sept. 30  June 30  Mar. 31
                               -------  --------  -------  -------
1996
Net sales                       $1,724    $1,719   $1,782   $1,736
Gross margin                       424       438      476      458
  Percent of sales                 25%       25%      27%      26%
Net income                          66        85      103       95

Per Common Share
  Net income                    $  .85    $ 1.11   $ 1.32   $ 1.23
  Cash dividends paid              .40       .40      .40      .40
  Market price
    High                         70-7/8    61-1/4   62-3/8   61-7/8
    Low                          57-3/4    53       56-7/8   50-3/8

1995
Net sales                       $1,661    $1,672   $1,758   $1,731
Gross margin                       430       429      469      466
  Percent of sales                 26%       26%      27%      27%
Net income                          90        91      110      108

Per Common Share
  Net income                    $ 1.16    $ 1.18   $ 1.41   $ 1.39
  Cash dividends paid              .40       .40      .40      .30
  Market price
    High                         56-1/4    62-1/2   61-1/4   55-7/8
    Low                          49-1/2    52-3/8   51-7/8   45-3/8


Income in 1996 was reduced by pretax restructuring charges of $50 million. Of these restructuring charges, $29 million was recorded in the fourth quarter of 1996 and the remaining $21 million was recorded evenly throughout the first nine months of 1996.

In the fourth quarter of 1996, the effective income tax rate for full year 1996 was adjusted to 28.2% from 29.9%. This adjustment reduced income tax expense for the fourth quarter by $7 million, which relates to the first nine months of 1996.

In the third quarter of 1996, the estimated effective income tax rate for full year 1996 was adjusted to 29.9% from 31.6%. This adjustment reduced income tax expense for the third quarter by $5 million, which relates to the first half of 1996.

In the fourth quarter of 1995, the effective income tax rate for full year 1995 was adjusted to 32.6% from 33.5%. This adjustment reduced income tax expense for the fourth quarter by $4 million, which relates to the first nine months of 1995.


BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
--------------------------------------------------
Eaton is a global manufacturer of highly engineered products which serve the industrial, vehicle, construction, commercial and aerospace markets with operations located in 26 countries. Operations are classified among three business segments: Electrical and Electronic Controls, Vehicle Components and Defense Systems. The major classes of products included in each segment and other information follows.

Electrical and Electronic Controls
----------------------------------
Industrial and Commercial Controls - Electromechanical and electronic controls including motor starters, contactors, overloads and electric drives; programmable controllers, counters, man/machine interface panels and pushbuttons; photoelectric, proximity, temperature and pressure sensors; residential, molded case, hydraulic, air and vacuum circuit breakers; loadcenters; safety switches; lighting control systems; panelboards; switchboards; switchgear components; switchgear dry type transformers; busway; meter centers; crane controls; portable tool switches; commercial switches; relays; vacuum interrupters; illuminated pushbuttons and panels; annunciator panels; electrically actuated valves and actuators; pressure transducers and switches; and Navy motor control and power conversion systems.

Automotive and Appliance Controls - Electromechanical and electronic controls including convenience, stalk and concealed switches; knock sensors; climate control components; speed controls; timers; pressure switches; water valves; range controls; thermostats; gas valves; infinite switches; temperature and humidity sensors; transmission valves; speed sensitive steering systems; tone generators and chimes; lighting controls; emission control valves; collision warning systems; remote keyless entry systems and remote actuated solenoids.

Specialty Controls - Ion implanters; thermal processing systems; flat panel display equipment; plastic and steel spring fasteners; retainer rings; clamps; golf grips; industrial rubber products; industrial clutches and brakes.

The markets for these products are industrial, construction, commercial, automotive, appliance, aerospace and government customers concentrated principally in North America, however, sales are made globally. Sales are made directly by the Company and indirectly through distributors and manufacturers' representatives to such customers.

Vehicle Components
------------------
Truck Components - Heavy-, medium- and light-duty mechanical and automatic transmissions; power take-offs; drive, trailer and steering axles; brakes; anti-lock brake systems; locking differentials; engine valves; valve lifters; leaf springs; viscous fan drives; fans and fan shrouds; power steering pumps; tire pressure control systems; tire valves; fleet management systems and advanced drivetrain controls.

Passenger Car Components - Engine valves; hydraulic valve lifters; viscous fan drives; fans and fan shrouds; locking differentials;
spring fluid dampers; transaxle components; superchargers and tire valves.

Off-Highway Vehicle Components - Mechanical and automatic transmissions; drive and steering axles; specialty axle products; brakes; engine valves; hydraulic valve lifters; gear and piston pumps and motors; transaxles and steering systems; geroters; control valves and cylinders; forgings; central tire inflation systems and tire valves.

The principal market for these products is original equipment manufacturers of heavy-, medium- and light-duty trucks, passenger cars and off-highway vehicles. These original equipment manufacturers are generally concentrated in North America, however, sales are made on a global basis. Most sales of these products are made directly to such manufacturers.

Defense Systems
---------------
Strategic countermeasures; tactical jamming systems; electronic intelligence; electronic support measures and radar surveillance.

The principal market for these products is the United States
Government.

Other Information
-----------------
Identifiable assets for each segment and geographic region represent those assets used in operations, including excess of cost over net assets of businesses acquired, and exclude general corporate assets, which consist principally of short-term investments, deferred income taxes, investments in associate companies and joint ventures, property and other assets.

Net sales to divisions and subsidiaries of one customer, primarily from the Vehicle Components business segment (in millions), were $739 in 1996, $740 in 1995 and $623 in 1994 (11% of sales in 1996 and 1995 and 10% in 1994). Sales from the Company's United States operations to customers in foreign countries, primarily Canada, (in millions) were $743 in 1996 and $709 in 1995 (11% and 10% of sales in 1996 and
1995, respectively).

                            Page 36

Business Segment Information
(Millions)                                         1996      1995      1994
                                                   ----      ----      ----
Net sales by classes of similar products
  Electrical and Electronic Controls
    Industrial and Commercial Controls            $2,096    $1,975    $1,812
    Automotive and Appliance Controls              1,144     1,062       839
    Specialty Controls                               634       574       437
                                                  ------    ------    ------
                                                   3,874     3,611     3,088
  Vehicle Components
    Truck Components                               1,766     1,965     1,798
    Passenger Car Components                         734       669       616
    Off-Highway Vehicle Components                   475       458       414
                                                  ------    ------    ------
                                                   2,975     3,092     2,828
  Defense Systems                                    112       119       136
                                                  ------    ------    ------
                                                  $6,961    $6,822    $6,052
                                                  ======    ======    ======

Operating profit
  Electrical and Electronic Controls              $  309    $  285    $  239
  Vehicle Components                                 286       414       354
  Defense Systems                                      4         2         1
                                                  ------    ------    ------
                                                     599       701       594
Interest expense                                     (85)      (86)      (83)
Interest income                                        6         6         7
General corporate expenses--net                      (35)      (29)      (30)
                                                  ------    ------    ------
Income before income taxes                        $  485    $  592    $  488
                                                  ======    ======    ======

Identifiable assets
  Electrical and Electronic Controls              $2,888    $2,869    $2,512
  Vehicle Components                               1,677     1,463     1,337
  Defense Systems                                    104        95       114
                                                  ------    ------    ------
                                                   4,669     4,427     3,963
  General corporate assets                           638       626       719
                                                  ------    ------    ------
Total assets                                      $5,307    $5,053    $4,682
                                                  ======    ======    ======

Capital expenditures
  Electrical and Electronic Controls              $  183    $  174    $   98
  Vehicle Components                                 145       203       149
  Defense Systems                                      6         4         5
  Corporate                                           13        18        15
                                                  ------    ------    ------
                                                  $  347    $  399    $  267
                                                  ======    ======    ======
Depreciation and amortization
  Electrical and Electronic Controls              $  153    $  134    $  114
  Vehicle Components                                 141       118       110
  Defense Systems                                     10        13        14
  Corporate                                           16        16        13
                                                  ------    ------    ------
                                                  $  320    $  281    $  251
                                                  ======    ======    ======

Operating profit in 1996 was reduced by restructuring charges of $16 million for the Electrical and Electronic Controls segment and $34 million for the Vehicle Components segment.

                            Page 37

Geographic Region Information
                                                            Identi-
                              Net           Operating        fiable
(Millions)                   sales           profit          assets
                            -------         ---------       -------
1996
United States               $5,440          $  505          $3,399
Canada                         297              23             108
Europe                       1,113              84             752
Latin America                  366             (31)            368
Pacific Region                 148              18             136
Eliminations                  (403)                            (94)
                            ------          ------          ------
                            $6,961          $  599          $4,669
                            ======          ======          ======

1995
United States               $5,390          $  571          $3,369
Canada                         282              24             109
Europe                       1,153              79             807
Latin America                  266               4             151
Pacific Region                 136              23              90
Eliminations                  (405)                            (99)
                            ------          ------          ------
                            $6,822          $  701          $4,427
                            ======          ======          ======

1994
United States               $4,807          $  491          $3,081
Canada                         292              30             119
Europe                         912              50             636
Latin America                  298               9             156
Pacific Region                 103              14              57
Eliminations                  (360)                            (86)
                            ------          ------          ------
                            $6,052          $  594          $3,963
                            ======          ======          ======

Operating profit in 1996 was reduced by restructuring charges of $28 million in the United States, $9 million in Europe and $13 million in Latin America.

Geographic region information (table above) does not include results of associate companies and joint ventures in which the
Company holds a 20%-50% ownership interest and which had total sales as follows (in millions):
                             1996            1995            1994
                             ----            ----            ----
United States               $   13          $   21          $   10
Europe                          14              13              15
Latin America                   16              20              10
Pacific Region                 326             347             240
                            ------          ------          ------
                            $  369          $  401          $  275
                            ======          ======          ======

Summary Financial Information for Eaton ETN Offshore Ltd.
---------------------------------------------------------

Eaton ETN Offshore Ltd. (Eaton Offshore), a wholly-owned subsidiary of Eaton, was incorporated by Eaton in 1990 under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton or its subsidiaries. Eaton Offshore owns the common stock of a number of Eaton's subsidiaries which are engaged principally in the manufacture and/or sale of electrical and electronic controls, truck transmissions, fasteners, leaf spring assemblies and engine components. Effective January 31, 1994, Eaton Offshore, through its subsidiaries, acquired certain of the Canadian and Brazilian operations of the former Distribution and Control Business Unit (DCBU) of Westinghouse Electric Corporation. On June 30, 1994 and on April 1, 1995, majority ownership of certain other assets of DCBU and another subsidiary were transferred to a subsidiary of Eaton Offshore from Eaton. Summary financial information for Eaton Offshore and its consolidated subsidiaries for the years ended December 31 follow (in millions):

                             1996    1995    1994    1993    1992
                             ----    ----    ----    ----    ----
Income statement data
  Net sales                  $630    $614    $494    $295    $295
  Gross margin                 98      99      87      42      42
  Net income                   23      28      20      13      17

Balance sheet data
  Current assets             $336    $324    $237    $160    $144
  Noncurrent assets           153     152     122     109      86
  Net intercompany
    receivables (payables)    (22)    (15)     (4)    (15)     24
  Current liabilities          93      97      83      50      51
  Noncurrent liabilities      110     117     107     114     115


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
--------
As anticipated, 1996 proved to be a challenging year. Sales in 1996 were slightly above 1995 while net income decreased 13% from 1995. During 1996, activity in the Company's markets around the world was much more mixed when compared to 1995. However, as the year ended, two of the Company's bellwether markets, worldwide semiconductor equipment and North American heavy-duty trucks, showed indications of stabilizing. Overall, performance in 1996 demonstrated the better balance in operating results that has been achieved between the Company's two major business segments:
Electrical and Electronic Controls and Vehicle Components.

The Company was disappointed with its overall financial results, given the very good performance of the majority of operations during 1996 and the continued progress in turning around those operations that have been a drag on operating results in prior years. Persistent operating issues at a few operations have had a disproportionate effect on results during 1996. The Company has been clear about its determination to improve overall financial performance. Over the course of 1996, $50 million was invested to restructure those operations which have been lagging. The Company expects $50 million in annual mature year savings from these restructurings, with $25 million in net savings falling to the bottom line in 1997.


1996 COMPARED TO 1995
---------------------

NET SALES
---------
Worldwide sales in 1996 reached nearly $7 billion for the first time in the Company's history, slightly above 1995. During 1996, the Company continued to benefit from the diversity of its product lines as well as from its global markets as the highest sales growth occurred in international markets.

In 1996, sales for North America, which includes the United States and Canada, and Europe were flat compared to 1995. Despite the continued recession in Japan, sales in the Pacific Region rose 9% in 1996 over 1995, due in part to the acquisition of the Emwest electrical switchgear and controls business in May 1995. In Latin America, sales increased 38% in 1996 over 1995 despite economic weakness in Mexico, Brazil and Argentina. The increase in Latin America was attributable to the 1996 acquisition of CAPCO Automotive Products Corporation (CAPCO), which is more fully discussed under 'Acquisitions and Divestitures of Businesses' in the Financial Review.

Electrical and Electronic Controls, the Company's largest segment, continued its trend of growth in sales in 1996, rising 7% in 1996 over 1995, more than doubling from just three years ago. This segment now represents 56% of total sales. Activity in the markets served by this segment were more mixed in the second half of 1996 than earlier in the year.

Aided by continued strength in Cutler-Hammer's electrical power distribution equipment business, Industrial and Commercial Controls sales rose 6% in 1996 over 1995. New program launches in the North American automotive controls business and the acquisition of the IKU Group in May 1995 contributed to the Automotive and Appliance Controls' 8% sales increase in 1996 over 1995.

Specialty Controls sales increased 10% in 1996 over 1995 in spite of the sharp downturn in the worldwide market for semiconductor capital equipment in the second half of 1996. Sales of semiconductor equipment stabilized in the second half of 1996 at 23% below first half levels. The Company continues to be encouraged by increases in the semiconductor industry's book-to-bill ratio, which are now beginning to be reflected in the equipment industry's order boards. Looking ahead, the Company currently anticipates year-to-year improvement in sales beginning in the second half of 1997.

As the leading worldwide producer of ion implanters, the Company is strategically positioned to capitalize on the technology and market trends of this very attractive but volatile industry. Despite the short-term pain, the Company has sustained a strong commitment to new product development in order to take full advantage of Eaton's leading position in this dynamic market.

Vehicle Components segment sales decreased 4% in 1996 from 1995.
The acquisition of CAPCO affected prior year results comparisons.
Excluding the effects of CAPCO, 1996 sales for this segment were $2.88 billion, 7% below 1995.

Truck Components sales decreased 10% in 1996 from 1995. Excluding the effects of CAPCO, Truck Components sales declined 13% from the prior year's level. This reduction was primarily the result of the softening of the North American heavy-duty truck market from the record levels experienced in the prior two years. In spite of this softening, North American heavy-duty truck backlog, which was at 70,000 units at year-end 1996, remains high by historical standards. In addition, the Company has seen a clear turn in new heavy-duty truck orders over the past four to five months. The increasing momentum provides a solid foundation for the Company's forecast that 1997 North American factory sales of heavy-duty trucks will be essentially equal to 1996's 191,000 units.

Passenger Car Components experienced record sales in 1996, rising 10% over 1995, despite flat passenger car production in North America and Europe. This better-than-market performance can be attributed to selected market share penetration and the continued trend towards multivalve engines. Continuing demand for hydraulic components from the agricultural, construction and industrial markets enabled Off-Highway Vehicle Components to report record sales in 1996, rising 4% over 1995, despite generally flat market activity.


OPERATING RESULTS
-----------------
Income from operations declined 17% in 1996 from 1995. This reduction was primarily attributable to lower sales of Truck
Components offset by increased sales of Electrical and Electronic

Controls, which historically have had a lower gross margin. The decrease also resulted from increased costs associated with various major growth programs designed to accelerate the Company's sustainable growth rate in the years ahead. These programs are key components of a strategy to position the Company to take advantage of growth opportunities in the global marketplace. During 1996, the Company spent $37 million more than in 1995 on these major growth programs. In the months and years ahead, the Company believes the fruits of these investments will be demonstrated in an accelerated flow of new products that builds upon and extends Eaton's existing strong franchise of businesses.

Income from operations in 1996 was also markedly affected by $50 million of restructuring charges that are intended to enable Eaton's 1997 performance to meet the expectations of management and owners. These restructuring charges principally relate to workforce reductions. Several business units took these charges in order to bring the Company's performance back to targeted levels.

Operating profit for the Electrical and Electronic Controls segment continued to be strong, improving 8% in 1996 over 1995. Operating profit was reduced by restructuring charges of $16 million. The improvement in operating profit was primarily attributable to improved sales volumes and added contributions from recently acquired businesses. In addition, the Company is back on track to achieving the performance expected from the 1994 acquisition of Westinghouse's Distribution and Control Business Unit.

Operating profit for the Vehicle Components segment decreased 31% in 1996 from 1995. Excluding the effects of CAPCO, 1996 operating profit was $302 million, decreasing 27% from 1995. Operating results in this segment varied sharply by business unit and geographic region. Despite these disappointing results, most of the business units included in this segment demonstrated excellent performance throughout 1996. The reduction in operating profit was primarily attributable to lower sales volumes of Truck Components. This segment's operating results were below the Company's expectations given its earlier projection for a 22% downturn in the North American heavy-duty truck market in 1996 from 1995.

Vehicle Components operating profit for 1996 also was reduced by $34 million of restructuring charges, including $15 million to continue the restructuring of the North American axle/brake business unit, for the purpose of bringing these business units to acceptable levels of profitability. Of these restructuring charges, $19 million was recorded in the fourth quarter of 1996 principally relating to the segment's Latin American and European operations.

The Company has been clear about its disappointment in the operating results of the Truck Components business unit in 1996, and about the actions the Company is taking to return it to traditional levels of performance. The Company is convinced that the $30 million invested this year in Truck Components restructuring will pay significant dividends in 1997.

Sustaining superior financial performance while pursuing opportunities for higher sustainable growth, the necessary ingredients for genuinely superior long-term performance, has been challenging. The Company is making progress in both dimensions of performance and is making the adjustments necessary to ensure long-term success. The Company is determined to get its financial results back on track in 1997. The Company will not take the short-term expedient of mortgaging Eaton's future by reducing spending on major growth programs designed to increase the Company's sustainable growth rate in the years ahead.

The Company remains committed to outperforming expectations based on the cyclical levels of Eaton's traditional markets. Eaton's owners were patient in 1996 as the Company addressed unanticipated problems, while staying focused on the actions required to generate genuinely superior long-term performance. The Company realizes 1997 is a critical year.

The Company's long-term goal of building sustainable earnings growth throughout the economic cycle emphasizes the development of new products, increased expansion into global markets, and acquisition of businesses and product lines to complement the Company's existing operations.

To enhance Eaton's existing product portfolio as well as to develop the products of tomorrow, the Company spent a record amount in 1996 on research and development. Over the past five years, the Company has spent more than $1 billion on research and development with significant increases in the past three years.

The Company continues to be active in pursuing growth in the world's developing markets, especially in Latin America and the Pacific Region. Recent examples of this expansion are the acquisition of CAPCO, a Brazilian light- and medium-duty transmission and transaxle components manufacturer, the formation of a 75%-owned joint venture with Suzhou Electrical Apparatus Group Company in the People's Republic of China, the acquisition of a South African medium- and heavy-duty truck transmission manufacturer, the purchase of an additional minority interest in one of the Company's majority-owned Latin American operations, and the purchase of the remaining minority interests in two of the Company's Spanish operations.

As exemplified by the results of CAPCO and all of the Company's Latin American operations, the short-term cost of pursuing growth in these volatile markets has been high. The Company has confirmed that the opportunities to manufacture and sell Eaton products around the world are extraordinary, and the Company is committed to taking full advantage of these opportunities. Developments in the worldwide motor vehicle industry, in which manufacturers are increasingly seeking suppliers capable of partnering on a worldwide basis, made CAPCO a strategic acquisition.

An analysis of changes in income taxes and the effective income tax rate is presented under 'Income Taxes' in the Financial
Review.

CHANGES IN FINANCIAL CONDITION
------------------------------
The Company remains in a strong financial position and has the capital resources available in the form of working capital, lines of credit and funds provided by operations for continued reinvestment in existing operations, strategic acquisitions and managing the capital structure. Net working capital was $787 million at year-end 1996 compared to $822 million at year-end 1995 and the current ratio was 1.6 compared to 1.7 at those dates, respectively.

The accounts receivable and inventory turnover rates as well as accounts receivable days sales outstanding and days of inventory on-hand in 1996 were consistent with 1995. The CAPCO acquisition, as discussed under 'Acquisitions and Divestitures of Businesses' in the Financial Review, was the principal cause of the increase in excess of cost over net assets of businesses acquired from the prior year-end. As discussed under 'Debt and Other Financial Instruments' in the Financial Review, the Company has a $500 million five-year revolving credit agreement.

Reflecting the Company's ongoing investment program under long-range goals to achieve improvements in product quality, manufacturing productivity and business growth, capital expenditures for 1996 were the second highest in the Company's history. Over the past five years, the Company has spent nearly $1.5 billion in capital expenditures intended to increase productivity, reduce costs and, selectively, to add capacity. In order to enhance product quality through technology improvements and to help achieve long-term growth prospects, capital spending in 1997 is anticipated to continue at near record levels.

Management believes it is more likely than not that deferred income tax assets as of December 31, 1996 will be realized through the reduction of future taxable income. Significant factors considered by management in the determination of the probability of realization of deferred tax assets include historical operating results, expectations of future earnings and the extended period of time over which the postretirement health care liability will be paid.

The Company is subject to various inherent financial risks attributable to operating in a global economy. Derivative financial instruments are utilized to manage exposures in interest and foreign exchange markets. The Company has developed systems to measure and assure that these exposures are evaluated comprehensively so that appropriate and timely action can be taken to reduce risk, if necessary. Monitoring of exposures and the evaluation of risks includes approval of derivative activities on a discrete basis by senior management. Monthly, senior management performs an oversight and review of exposures and derivative activities. The Company diversifies the counterparties used in these transactions in order to minimize the impact of any potential credit loss in the event of nonperformance by the counterparties. Although derivatives are an integral part of the Company's risk management programs, their incremental effect on financial condition and results of operations is not material. Derivative activities are described in greater detail under 'Debt and Other Financial Instruments' in the Financial Review.

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

Cash dividends paid in 1996 were a record and represented 36% of net income. Per share dividends in 1996 rose 7% from the previous year, following a 25% increase from the year before.
The Company has paid dividends on Common Shares annually since
1923.

To avoid dilution of earnings per share resulting from the exercise of stock options, the Board of Directors authorized, in 1995, the purchase of up to five million outstanding Common Shares. Under the Board's authorization, the Company may purchase these shares over a five year period with a maximum of
1.5 million shares to be purchased in any one year.  During 1996,
1.1 million shares were repurchased for an aggregate purchase price of $63 million, or an average price of $57 per share.
Since the initiation of the program, 1.9 million shares have been repurchased at an average price of $54 per share.

The Company continues to generate substantial cash from operations, despite record investments in research and development, which continues to provide the primary source of funds to finance operating needs. The Company's emphasis on asset management generated record operating cash flow in 1996, compared with the previous record in 1995. Cash flow from operations, supplemented by commercial paper borrowings, was used to fund business acquisitions, capital expenditures, repayment of debt, the record level of cash dividends, and repurchase of Common Shares.


FORWARD-LOOKING STATEMENTS
--------------------------
The Company has included in this Annual Report expectations of the outlook for 1997 and cost reduction strategies and their anticipated results. Actual results could differ materially from these expectations, since they are forward-looking statements which inherently are subject to risks and uncertainties. Important factors which could cause actual results to differ from the 1997 expectations include: continuity of business relationships with and purchases by major customers, product mix, competitive pressure on sales and pricing, increases in material and other production costs which cannot be recouped in product pricing, difficulties in introducing new products as well as global economic and market conditions. Important assumptions that could cause actual cost reduction strategy results to differ from the estimates provided include achieving estimated staff reductions while maintaining work flow in the functional areas effected and the transition to consolidated manufacturing and administrative processes within anticipated time frames at anticipated costs.

1995 COMPARED TO 1994
---------------------

NET SALES
---------
Net sales in 1995 rose 13% over 1994. The improvement in sales was broadly based and primarily attributable to higher unit volumes in both the Electrical and Electronic Controls and the Vehicle Components segments. During 1995, the Company benefited from the diversity of its product lines as well as from its global markets. In 1995, the North American economy favored the transportation and capital goods markets served by the Company which was the principal reason for the 11% sales increase in North America in 1995 over 1994. The European economic recovery that began in 1994 continued in 1995 and coupled with the IKU Group acquisition resulted in a 26% sales increase in that region in 1995 over 1994. In 1995, despite the continued recession in Japan, sales in the Pacific Region rose 32% over 1994, due in part to the Emwest electrical switchgear and controls business acquisition. In Latin America, economic weakness in Mexico, Brazil and Argentina during 1995 caused an 11% sales decline in 1995 over 1994. The weakness in Mexico, Brazil and Argentina was partially offset by sales from the Mallory Controles Ltda. acquisition.

Electrical and Electronic Controls segment experienced significant growth as sales increased 17% in 1995 over 1994, which nearly doubled the sales of just two years ago.

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

Worldwide demand for the Company's semiconductor capital equipment continued to be extraordinarily strong in 1995. Sales of the Company's ion implanters in 1995 were at an all-time high, rising 80% over 1994, which more than doubled the sales of just two years ago. This demand was the primary contributor to Specialty Controls' 31% sales increase in 1995 over 1994. Sales of the joint venture related to this business, which are not included in the Company's consolidated sales, also benefited significantly from this increased demand, rising 61% over 1994. During 1995, the Company was experiencing surging markets as well as market share gains throughout its entire ion implanter product line.

Vehicle Components segment sales increased 9% in 1995 over 1994. Truck Components sales rose 9% in 1995 over 1994. The North American market for heavy-duty trucks set industry records in 1995, with Class 8 truck sales reaching 245,000 units, 9% above the previous record set in 1994. However, the soft landing of the United States economy in the second half of 1995 negatively impacted sales of heavy-duty trucks in the fourth quarter of 1995. Fourth quarter 1995 heavy-duty truck production declined 6% in response to the sharp drop in orders. Slow growth in industrial output from the first quarter of 1995 affected truck tonnage hauled; as a result, the rush to add fleet capacity, which was at a frenzied pace in 1994 and early 1995, slowed during the second half of 1995. In the third quarter of 1995, though production and retail sales of heavy-duty trucks remained high, net orders were negative as canceled orders exceeded new incoming orders. In the fourth quarter of 1995, orders rebounded somewhat but remained well below the levels experienced earlier in the year.

The Vehicle Components segment also reflected higher sales of components for sport utility vehicles, minivans and light trucks in 1995. North American factory sales in 1995 were comparable with strong 1994 sales. These vehicles, where the Company's component sales are particularly strong, accounted for nearly half of the domestic vehicle unit sales of United States based automobile manufacturers. Passenger Car Components sales rose 9% in 1995 over 1994 despite a 2% decline in North American production of passenger cars and a modest 4% rise in Europe. Sales benefited from the continued trend to multivalve engines and particular strength in Europe. The continued demand for hydraulic components from the agricultural, construction and industrial markets enabled Off-Highway Vehicle Components sales to remain strong, showing an 11% increase in 1995 over 1994.


OPERATING RESULTS
-----------------
Income from operations increased 16% in 1995 over 1994, reflecting a 9% return on sales for both years. This increase was primarily a result of the higher sales volumes described above, as well as the impact of the Company's continued emphasis on cost reduction efforts and productivity improvement programs. These improvements enabled the Company to maintain its margins while pricing products competitively in value-driven world markets.

Operating profit for the Electrical and Electronic Controls segment was strong, improving 20% in 1995 over 1994 and reflecting an 8% return on sales for both years. The improvement in profits was primarily attributable to improved sales volumes, but also included added contributions from acquired businesses, continued stringent cost containment efforts and the realization of benefits from earlier resizings. On the negative side, transitional plant integration difficulties, effects of two September 1995 hurricanes in Puerto Rico and unanticipated program launch costs on several new automotive platforms reduced margins in the last half of 1995. Investments in systems and infrastructure for the Company's semiconductor equipment operations also reduced margins in 1995.

Operating profit for the Vehicle Components segment was strong, improving 17% in 1995 over 1994 and reflecting a 13% return on sales for both years. While the improvement in profits was primarily attributable to improved sales volumes, other contributing factors included ongoing cost reduction efforts and productivity improvement programs, and economies achieved through organizational rationalizations of certain businesses which have better positioned operations to benefit from further growth and market opportunities in global vehicle markets. One such example was the demand in Europe for the Company's new heavy-duty synchronized transmission which exceeded expectations.

Increased income from associate companies, a payment received related to a dividend from a foreign subsidiary and reduced foreign currency exchange losses primarily caused the increase in Other income--net in 1995 over 1994.

An analysis of changes in income taxes and the effective income tax rate is presented under 'Income Taxes' in the Financial
Review.

                            Page 48

Eaton Corporation
Five-Year Consolidated Financial Summary

For the year                                                    1996        1995        1994        1993        1992
---------------------------------------------------------------------------------------------------------------------
(Millions except for per share data)
Net sales                                                      $6,961      $6,822      $6,052      $4,401      $4,101
Income before extraordinary item and cumulative
  effect of accounting changes                                    349         399         333         180         140
Extraordinary item                                                                                     (7)
Cumulative effect of accounting changes
  Postretirement benefits other than pensions                                                                    (274)
  Income taxes                                                                                                      6
Net income (loss)                                                 349         399         333         173        (128)

Per Common Share
  Income before extraordinary item and
    cumulative effect of accounting changes                    $ 4.50      $ 5.13      $ 4.40      $ 2.57      $ 2.03
  Extraordinary item                                                                                 (.10)
  Cumulative effect of accounting changes
    Postretirement benefits other than pensions                                                                 (3.97)
    Income taxes                                                                                                  .09
  Net income (loss)                                              4.50        5.13        4.40        2.47       (1.85)
  Cash dividends paid                                            1.60        1.50        1.20        1.15        1.10


Capital expenditures                                           $  347      $  399      $  267      $  227      $  186
Research and development expense                                  267         227         213         154         151


At the year-end
---------------------------------------------------------------------------------------------------------------------
Total assets                                                   $5,307      $5,053      $4,682      $3,268      $3,220
Long-term debt                                                  1,062       1,084       1,053         649         833
Total debt                                                      1,092       1,134       1,089         773         882
Shareholders' equity                                            2,160       1,975       1,680       1,105         948


Income in 1996 was reduced by pretax restructuring charges of $50 million.

Results reflect the acquisition of DCBU on January 31, 1994.

Income in 1993 was reduced by a $55 million acquisition integration charge related to the purchase of DCBU ($34 million aftertax, or $.49 per Common Share).

Income in 1993 was reduced by an extraordinary loss of $11 million for the redemption of debentures ($7 million aftertax, or $.10 per Common Share).

                        Eaton Corporation
                 1996 Annual Report on Form 10-K
                           Item 14 (c)
                    Listing of Exhibits Filed


3(a) Amended Articles of Incorporation (amended and restated as of May 19, 1994) - Incorporated by reference to the Form 8-K Report dated May 19, 1994

3(b)    Amended Regulations (amended and restated as of April 27,
        1988) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1994

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
        Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

4(b)    Eaton Corporation Rights Agreement dated June 28, 1995 -
        Incorporated by reference to the Form 8-K Report dated
        June 28, 1995

10      Material contracts

        The following are either a management contract or a compensatory plan or arrangement:

        (a) Deferred Incentive Compensation Plan (amended and restated as of September 24, 1996)

        (b) Executive Strategic Incentive Plan (amended and restated as of June 21, 1994 and July 25, 1995)

        (c) Group Replacement Insurance Plan (GRIP), effective as of June 1, 1992 - Incorporated by reference to the Annual Report on Form 10-K for the year ended
             December 31, 1992

        (d)  1991 Stock Option Plan - Incorporated by reference
             to the definitive Proxy Statement dated March 18,
             1991

        (e)  1995 Stock Option Plan - Incorporated by reference
             to the definitive Proxy Statement dated March 17,
             1995

        (f) Incentive Compensation Deferral Plan (amended and restated as of September 24, 1996)

        (g) Strategic Incentive and Option Plan (amended and restated as of September 24, 1996)

        (h)  Form of "Change in Control" Agreement entered into
             with officers of Eaton Corporation as of November 1,
             1996

        (i) The following are incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1990:

             (i)     Limited Eaton Service Supplemental
                     Retirement Income 	Plan (amended and
                     restated as of January 1, 1989)

             (ii)    Amendments to the 1980 and 1986 Stock Option
                     Plans

             (iii)   Eaton Corporation Supplemental Benefits
                     Plan (amended and restated as of January 1, 1989) (which provides supplemental retirement benefits)

             (iv)    Eaton Corporation Excess Benefits Plan
                     (amended and restated as of January 1,
                     1989) (with respect to Section 415
                     limitations of the Internal Revenue Code)

        (j)  Executive Incentive Compensation Plan, effective
             January 1, 1995

        (k)  Plan for the Deferred Payment of Directors' Fees
             (amended and restated as of September 24, 1996)

        (l)  Plan for the Deferred Payment of Directors' Fees
             (originally adopted in 1980 and amended effective
             February 25, 1997)

        (m)  1996 Non-Employee Director Fee Deferral Plan
             (amended effective February 25, 1997)

        (n)  Eaton Corporation Trust Agreement - Outside
             Directors (dated December 6, 1996)

        (o)  Eaton Corporation Trust Agreement - Officers and
             Employees (dated December 6, 1996)

11      Statement regarding computations of net income per Common
        Share

21      Subsidiaries of Eaton Corporation

23      Consent of Independent Auditors

24      Power of Attorney

27      Financial Data Schedule

                            Page 1
                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (a)
             Deferred Incentive Compensation Plan
        (amended and restated as of September 24, 1996)

I.     PURPOSE

       The purpose of the Deferred Incentive Compensation Plan is to promote the greater success of Eaton Corporation and its subsidiaries by providing a means to defer Incentive Compensation for key employees whose level and nature of position enable them to affect significantly the profitability, competitiveness and growth of Eaton.

II.    CONCEPT

       The Plan is based on the concept that the deferral of Incentive Compensation for later payment to a Participant, including the later payment during Retirement, will provide a benefit to each Participant and an incentive to improve the profitability, competitiveness and growth of Eaton.

III.   DEFINITIONS

       Unless otherwise required by the context, the terms used herein shall have the meanings as set forth below:

       ACCOUNT: The account established by Eaton for each Participant to which may be credited his Deferred Incentive Compensation, Dividend Equivalents, Treasury Bill Interest Equivalents and Fixed Rate Interest Equivalents.

       BENEFICIARY: The person or entity (including a trust or the estate of the Participant) designated in a written document executed by the Participant and delivered to the Committee. If at the time when any unpaid balance of Deferred Incentive Compensation shall be or become due at or after the death of a Participant, there shall not be any living person or any entity in existence so designated, the term "Beneficiary" shall mean the Participant's estate.

       BOARD:  The Board of Directors of Eaton.

       CAUSE: For the purposes of this Plan, Eaton shall have "Cause" to terminate the Participant's employment here-under upon (i) the willful and continued failure by the Participant to substantially perform the Participant's duties with Eaton (other than any such failure resulting from the Participant's incapacity due to physical or mental illness), after a demand for substantial performance is delivered to the Participant by the Board which specifically identifies the manner in which the Board believes that the Participant has not substantially performed the Participant's duties, or (ii) the willful engaging by the Participant in gross misconduct materially and demonstrably injurious to Eaton. For purposes of this definition, no act, or failure to act, on the Participant's part shall be considered "willful" unless done, or omitted to be done, by the Participant not in good faith and without reasonable belief that the Participant's action or omission was in the best interest of Eaton. Notwithstanding the foregoing, the Participant's employment shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Participant a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to the Participant and an opportunity for the Participant, together with the Participant's counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Participant was guilty of conduct set forth above in clauses (i) or (ii) of this definition and specifying the particulars thereof in detail.

       CHANGE IN CONTROL OF EATON: For purposes of this Plan, a "Change in Control of Eaton" shall be deemed to have occurred if (i) a tender offer shall be made and consummated for the ownership of securities of Eaton representing 25% or more of the combined voting power of Eaton's then outstanding voting securities, (ii) Eaton shall be merged or consolidated with another corporation and as a result of such merger or consolidation less than 75% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the former shareholders of Eaton, other than affiliates (within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act")) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger or consolidation, (iii) Eaton shall sell substantially all of its assets to another corporation which is not a wholly owned subsidiary of Eaton, (iv) any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of Eaton representing 25% or more of the combined voting power of Eaton's then outstanding securities; or (v) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by Eaton's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were Directors at the beginning of the period. For purposes of this Plan, ownership of voting securities shall take into account and include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(i) of the Exchange Act (as then in effect).

       COMMITTEE:  The Corporate Compensation Committee of
       Management of Eaton.

       COMPENSATION COMMITTEE OF THE BOARD:  The Compensation
       Committee of the Board of Directors of Eaton.

       CONTINGENT SHARE UNITS:  Units credited to a Participant's
       Account which are equivalent in value to the market value of Eaton Common Shares.

       DEFERRAL PLANS:  Shall mean the Incentive Compensation
       Deferral Plan, the Strategic Incentive and Option Plan and this Plan.

       DEFERRED INCENTIVE COMPENSATION: That portion of Incentive Compensation which has been deferred pursuant to the Plan and any Dividend Equivalents, Treasury Bill Interest Equivalents, Fixed Rate Interest Equivalents and Contingent Share Units which are attributable thereto.

       DEFERRED INCENTIVE COMPENSATION AGREEMENT: The written agreement between Eaton and a Participant pursuant to which Incentive Compensation is deferred under the Plan.

       DISABILITY: If, as a result of the Participant's incapacity due to physical or mental illness, the Participant shall have been absent from the Participant's duties with Eaton on a full-time basis for 180 consecutive business days and within thirty (30) days after written Notice of Termination the Participant shall not have returned to the full-time performance of the Participant's duties, any termination of the Participant's employment by Eaton shall be for "Disability."

       DIVIDEND EQUIVALENT: An amount equal to the per share dividends paid on Eaton Common Shares.

       EATON: Eaton Corporation, an Ohio corporation, and its subsidiaries and successors and assigns.

       EXECUTIVE INCENTIVE COMPENSATION PLAN: An incentive compensation plan approved (a) by the Board of Directors of Eaton for participation in this Plan and whose participants are designated by the Committee on an annual basis or (b) by the Management Compensation Committee (comprised solely of officers of the Company) and whose participants do not include any officers of the Company.

       FAILURE TO PAY: Shall mean that the circumstances described in either (i) or (ii) have occurred:

       (i) Any Participant shall have notified Eaton and the Trustee in writing that Eaton shall have failed to pay to the Participant, when due, either directly or by direction to the trustee of any trust holding assets for the payment of benefits pursuant to the Plan, at least 75% of any and all amounts which the Participant was entitled to receive at any time in accordance with the terms of the Plan, and that such amounts remain unpaid. Such notice must set forth the amount, if any, which was paid to the Participant, and the amount which the Participant believes he or she was entitled to receive under the Plan. The failure to make such payment shall have continued for a period of 30 days after receipt of such notice by Eaton, and during such 30-day period Eaton shall have failed to prove, by clear and convincing evidence as determined by the Trustee in its sole and absolute discretion, that such amount was in fact paid or was not due and payable; or

     (ii) More than two Plan Participants shall have notified Eaton and the Trustee in writing that they have not been paid when due, either directly or by direction to the Trustee, amounts to which they are entitled under the Plan and that such amounts remain unpaid. Each such notice must set forth the amount, if any, which was paid to the Participant, and the amount which the Participant believes he or she was entitled to receive under the Plan. Within 15 days after receipt of each such notice, the Trustee shall determine, on a preliminary basis, whether any failure to pay such Participants has resulted in a failure to pay when due, directly or by direction, at least 75% of the aggregate amount due to all Participants under all the Deferral Plans in any two-year period, and that such amounts remain unpaid. If the Trustee determines that such a failure has occurred, then it shall so notify Eaton and the Participants in writing within the same 15 day period. Within a period of 20 days after receipt of such notice from the Trustee, Eaton shall have failed to prove by clear and convincing evidence, in the sole and absolute discretion of the Trustee, that such amount was paid or was not due and payable.

       FIXED RATE INTEREST EQUIVALENT:  With respect to any
       Participant, the rate of interest as specified in the Deferred Incentive Compensation Agreement between such
       Participant and Eaton.

       FUNDED AMOUNT: With respect to the Account of any Participant, the value of any assets which have been placed in a grantor trust established by the Company to pay benefits with respect to that Plan Account, as determined at the time initial payments are to be made pursuant to the selections made by the Participants in accordance with Section 9.03.

       GOOD REASON: For purposes of this Plan, any Termination of Employment by a Participant under the following circumstances shall be for "Good Reason":

       (i) without the Participant's express written consent, the assignment to the Participant of any duties inconsistent with the Participant's positions, duties, responsibilities and status with Eaton immediately prior to a Change in Control of Eaton, or a change in the Participant's reporting responsibilities, titles or offices as in effect immediately prior to a Change in Control of Eaton, or any removal of the Participant from or any failure to re-elect the Participant to any of such positions, except in connection with the termination of the Participant's employment for Cause, Disability or as a result of the Participant's death;

       (ii) a reduction by Eaton in the Participant's base salary as in effect immediately prior to the Change in Control of Eaton or as the same may be increased from time to time; or the failure by Eaton to increase such base salary each year after a Change in Control of Eaton by an amount which at least equals, on a percentage basis, the average annual percentage merit increase in the Participant's base salary during the five (5) full calendar years immediately preceding a Change in Control of Eaton;

       (iii) a failure by Eaton to continue the Participant's participation in Eaton's Executive Incentive Compensation Plan (the "I.C. Plan"), Deferred Incentive Compensation Plan (the "Deferred I.C. Plan"), Limited Eaton Service Supplemental
             Retirement Income Plan (the "Limited Service
             Plan"), Strategic Incentive and Option Plan (the
             "SIOP Plan") and Supplemental Benefit Plan established by the Board as a result of the limitations on pension benefits imposed by Section
             415 of the Internal Revenue Code (the "Supplemental Plan"), as each plan may be modified from time to time but substantially in the form presently in effect, on at least the basis as in effect immediately prior to the Change in Control of Eaton or to pay the Participant any amounts earned under such plans in accordance with the terms of such plans.

       (iv) the relocation of Eaton's principal executive offices to a location outside Cuyahoga County, Ohio or any county adjoining Cuyahoga County, Ohio, or Eaton's requiring the Participant to be based any-where other than Eaton's principal executive offices or the location where the Participant is based immediately prior to the Change in Control of Eaton except for required travel on Eaton's business to an extent substantially consistent with the Parti-cipant's business travel obligations in effect immediately prior to the Change in Control of Eaton, or, in the event the Participant consents to any such relocation of Eaton's principal executive offices, the failure by Eaton to pay (or reimburse the Participant for) all reasonable moving expenses incurred by the Participant relating to a change of the Participant's principal residence in connection with such relocation and to indemnify the Partici-pant against any loss (defined as the difference between the actual sale price of such residence and the higher of (a) the Participant's aggregate in-vestment in such residence or (b) the fair market value of such residence as determined by any real estate appraiser designated by the Participant and reasonably satisfactory to Eaton) realized in the sale of the Participant's principal residence in connection with any such change of residence;

       (v) the failure by Eaton to continue to effect any benefit or compensation plan (including but not limited to the plans described under paragraph
             (p)(iii) above), pension plan, life insurance plan, health and accident plan or disability plan in which the Participant is participating at the time of a Change in Control of Eaton (or plans providing the Participant with substantially similar benefits), the taking of any action by Eaton which would ad-versely affect the Participant's participation in or materially reduce the Participant's benefits under any of such plans or deprive the Participant of any material fringe or personal benefit enjoyed by the Participant at the time of the Change in Control of Eaton, or the failure by Eaton to provide the Participant with the number of paid vacation days to which the Participant is then entitled on the basis of years of service with Eaton in accordance with Eaton's normal vacation policy in effect immediately prior to the Change in Control of Eaton;

       (vi) the failure of Eaton to obtain the assumption of this Plan by any successor (whether direct or in-direct, by purchase, merger, consolidation or other-
             wise) to all or substantially all of the assets of Eaton, by agreement in form and substance satis-factory to the Participant, to expressly assume this Plan and the obligations of Eaton hereunder; or

       (vii) any purported termination of the Participant's employment which is not effected pursuant to a Notice of Termination satisfying the requirements of a Notice of Termination as herein defined (and, if applicable, the definition of "Cause" as herein defined); and for purposes of this Plan, no such purported termination shall be effective.

       INCENTIVE COMPENSATION:  The full amount of the annual
       Incentive Compensation awarded to a Participant under the Executive Incentive Compensation Plan.

       INCENTIVE YEAR: An incentive year as defined under the provisions of the Executive Incentive Compensation Plan.

       LUMP SUM PAYMENT: Means an amount equal to the total of the following amounts calculated as of the date of the payment:

       (i)   The amount, if any, of the Participant's Periodic
             Compensation then credited to his Account and accrued and unpaid Treasury Bill Interest
             Equivalents thereon; plus

       (ii) The amount, if any, of the Participant's unpaid Type A Retirement Compensation calculated in accordance with Section 6.04 of the Plan and assuming for purposes of the conversion calculation that a Change in Control of Eaton has occurred within the relevant time period so that Section 6.04(b) is applicable; plus

       (iii) The amount, if any, payable as a lump sum in relation to Type B Retirement Compensation, calculated in accordance with Section 6.10(a)(ii) of the Plan, assuming that the Type B Retirement Compensation would be credited with Fixed Rate Interest Equivalents from the date of the Lump Sum Payment until paid over the fifteen-year period following the date of such Lump Sum Payment.

       In the event that a Participant or a Participant's
       Designated Beneficiary has begun to receive benefit installment payments under the Plan prior to the date of the Lump Sum Payment, the amount of such Lump Sum shall be equal to the present value of the remaining annual payments which otherwise would have been made calculated as described in this Section.

       MEAN PRICE: The mean between the highest and lowest quoted selling price of an Eaton Common Share on the New
       York Stock Exchange List of Composite Transactions.

       NORMAL RETIREMENT DATE: The date a Participant attains age sixty-five (65).

       NOTICE OF TERMINATION: Any termination of the Participant's employment by Eaton for Cause or Disability or by the Participant for Good Reason shall be communicated by written Notice of Termination to the Participant or Eaton, respectively. For purposes of this Plan, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Plan relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Participant's employment under the provision so indicated.

       PARTICIPANT: An employee of Eaton in a key position receiving benefits under the Executive Incentive
       Compensation Plan and participating under the Plan.

       PERIODIC COMPENSATION:  That portion of a Participant's
       Incentive Compensation which is deferred under the Plan for payment over a period of five (5) years.

       PERIODIC INSTALLMENTS: Equal monthly, quarterly, semiannual or annual payments, over a period not to exceed
       15 years, as determined by the Committee in its sole discretion.

       PLAN: The Deferred Incentive Compensation Plan pursuant to which all or a portion of Incentive Compensation may be deferred for later payment to a participant, as amended and restated as of January 1, 1989.

       RETIREMENT: The Termination of Employment of a Participant who is age fifty-five (55) or older and who has at least ten (10) years of service with Eaton or who is age sixty-five (65) or older or under circumstances making him eligible to receive pension payments under a pension plan sponsored by Eaton commencing within sixty
       (60) days of the date of such Termination of Employment.

       RETIREMENT COMPENSATION: That portion of Incentive Compensation deferred under the Plan for payment to a Participant upon his Retirement which either shall be Type A Retirement Compensation or Type B Retirement Compensation as selected by the Participant in accordance with Section 4.01.

       TERMINATION AND CHANGE IN CONTROL: Shall mean the termination of the employment of a Participant for any reason whatsoever prior to a Change in Control, upon a subsequent Change in Control or termination of the employment of a Participant for any reason whatsoever during the three-year period immediately following a Change in Control.

       TERMINATION OF EMPLOYMENT: The time when a Participant shall no longer be employed by Eaton whether by reason of Retirement, death, voluntary resignation (with or without Good Reason), divestiture or closing of a business unit, plant or facility, discharge (with or without Cause), or such disability that, under the then current employment practices of Eaton, the employment of the Participant is deemed to have been terminated.

       TREASURY BILL INTEREST EQUIVALENT: A rate of interest equal to the quarterly average yield of 13-week U.S.
       Government Treasury Bills.

       TRUSTEE: Shall mean the trustee of any trust which holds assets for the payment of the benefits provided by the Plan.

       TYPE A RETIREMENT COMPENSATION:  As defined in
       Section 6.01.

       TYPE B RETIREMENT COMPENSATION:  As defined in
       Section 6.01.

IV.    ELECTION TO DEFER

       Section 4.01. With respect to Incentive Compensation for each Incentive Year commencing in or after 1986, the Participant shall be given the opportunity to elect, by signing and delivering to the Committee a Deferred Incentive Compensation Agreement, the manner and extent to which the Participant's Incentive Compensation awarded in respect to such Incentive Year shall be deferred under the Plan, the allocation between Periodic Compensation and Retirement Compensation and, with respect to the latter, the allocation between Type A Retirement Compensation and Type B Retirement Compensation.

       Section 4.02. Not less than 10% of Incentive Compensation awarded for any Incentive Year may be deferred under the Plan.

       Section 4.03. If a Participant elects to allocate a portion of Incentive Compensation to both Periodic Compensation and Retirement Compensation, the amount allocated to each form of Compensation shall be not less than 10% of the Incentive Compensation awarded for any Incentive Year.

       Section 4.04. To be in effect for an Incentive Year, a Participant's election pursuant to Section 4.01 must be completed on or before June 15 of such Incentive Year; provided, however, that in order to select Type B Retirement Compensation such election must be completed on or before December 2 of the immediately preceding Incentive Year. Only Participants who have elected to allocate Deferred Incentive Compensation to Retirement Compensation for the Incentive Year commencing in 1985 (under the Plan as in effect prior to the October 23, 1985 amendment and restatement thereof) shall be entitled to allocate all or part of such Deferred Incentive Compensation to Type B Retirement Compensation.

       Section 4.05. Once a Participant has made an effective election under Section 4.01 with respect to the deferral and allocation of his Incentive Compensation, he may not thereafter change that election or change the allocation between Periodic Compensation and Retirement Compensation or between Type A Retirement Compensation and Type B Retirement Compensation.

V.     PERIODIC COMPENSATION

       Section 5.01.  There shall be computed and credited
       quarterly to the Participant's Account Treasury Bill
       Interest Equivalents on all unpaid Periodic Compensation.

       Section 5.02. Commencing in January of the second year following the Incentive Year for which the Periodic Compensation was credited to the Participant, the Periodic Compensation shall be paid to the Participant in five (5) equal annual installments; and, with each such installment, there shall be paid to the Participant all Treasury Bill Interest Equivalents credited to the Participant and then unpaid.

       Section 5.03.  Upon Termination of Employment, any unpaid
       Periodic Compensation and any unpaid Treasury Bill
       Interest Equivalents credited thereon shall be paid to the Participant, or his Beneficiary, as the case may be, pursuant to the schedule for payment described in
       Section 5.02.

VI.    RETIREMENT COMPENSATION

       A.  General.

       Section 6.01. The amount of Deferred Incentive Compensation allocated to Retirement Compensation shall correspond with the portion of the Incentive Compensation award elected by the Participant pursuant to Section 4.01. Such amount may be allocated between Type A Retirement Compensation and, subject to Sections 6.08 and 6.09, Type B Retirement Compensation. Amounts allocated as
       Type A Retirement Compensation shall be converted into a number of Contingent Share Units on such date or dates as shall correspond with the determination and transfer of Incentive Compensation ( it being understood that such transfer may be the payment date of such Incentive Compensation). The amoounts allocasted as Type A Retirement Compensation shall be converted into a number of Contingent Share Units based upon the average of the Mean Prices for Eaton Common Shares for the twenty trading days of the New York Stock Exchange during which Eaton Common Shares were traded immediately following the end of the Incentive Year in which the Incentive Compensation so allocated was earned. Amounts allocated as Type B Retirement Compensation shall not be converted into Contingent Share Units but shall instead be credited with Fixed Rate Interest Equivalents, compounded annually, until paid.

       Retirement Compensation which the Participant elects to have converted into Contingent Share Units is referred to herein as "Type A Retirement Compensation" and Retirement Compensation to be credited with Fixed Rate Interest Equivalents is referred to herein as "Type B Retirement Compensation."

       B.  Provisions Regarding Type A Retirement Compensation.

       Section 6.02. On each dividend payment date for Eaton Common Shares, Dividend Equivalents shall be credited to the Participant's Account with respect to all Contingent Share Units then credited to such Account and shall be converted into an appropriate number of Contingent Share Units utilizing the procedures set forth in Section 6.01 but at the Mean Price on said dividend payment date.

       Section 6.03. In determining the number of Contingent Share Units to be credited to a Participant, whether by reason of the conversion of Retirement Compensation to Contingent Share Units or by reason of the conversion of Dividend Equivalents to Contingent Share Units, such number may be expressed in fractions of a Contingent Share Unit computed to the nearest tenth. The number of Contingent Share Units credited to a Participant shall be appropriately adjusted to reflect any change in the capitalization of Eaton resulting from a stock dividend, stock split, reorganization, merger, consolidation, recapitalization, combination, exchange of shares or any other similar events.

       Section 6.04. Upon Retirement or other Termination of Employment of the Participant or upon any other distribution of Type A Retirement Compensation, all Contingent Share Units standing to his credit shall be converted to an amount equal to the greater of the following: (a) the product of the average of the Mean Prices for an Eaton Common Share for the twenty (20) trading days of the New York Stock Exchange during which Eaton Common Shares were traded immediately preceding the date of Retirement or other Termination of Employment or distribution multiplied by the number of Contingent Share Units then credited to the Participant's Account; (b) if a Change in Control of Eaton shall have occurred at any time within the period of thirty-six (36) months immediately preceding the Participant's Retirement or other Termination of Employment, the product of the highest of the following:

       (i) the highest price paid for an Eaton Common Share in any tender offer in connection with the Change in Control;

       (ii) the price received for an Eaton Common Share in any merger, consolidation or similar event in connection with the Change in Control; or

       (iii) the highest price paid for an Eaton Common Share as reported in any Schedule 13D within the sixty (60) day period immediately preceding the Change in Control;

       multiplied by the number of Contingent Share Units credited to the Participant's Account at the time of his Retirement or other Termination of Employment or distribution; or (c) the total of all Incentive Compensation allocated to Type A Retirement Compensation, as determined prior to conversion to Contingent Share Units pursuant to Section 6.01 hereof, and Treasury Bill Interest Equivalents, compounded quarterly, in respect to such Incentive Compensation for the period from the date of allocation to the date of Retirement or other Termination of Employment or distribution. The amount so determined shall be credited to the Participant's Account and held for later payment as set forth in Section 6.05.
       Section 6.05. After the Retirement or other Termination of Employment of a Participant or upon any other distribution of Type A Retirement Compensation, and after the calculation of the amount to be credited to the Participant's Account as set forth in Section 6.04, the Committee shall determine in its sole discretion the method of payment of the Type A Retirement Compensation, whether in a lump sum, to be paid within one year after Retirement or other Termination of Employment or upon the date of any of other distribution of such Compensation, or Periodic Installments; provided, however, that in making such determination the Committee may consider the wishes and needs of the Participant or his Beneficiary, as the case may be, with respect to the payment of Type A Retirement Compensation.

       Section 6.06. There shall be computed on a quarterly basis and credited to the Participant's Account Treasury Bill Interest Equivalents on the unpaid amount of Type A Retirement Compensation determined pursuant to
       Section 6.04 until such compensation is paid by Eaton.

       Section 6.07. Commencing at such time as the Committee shall determine, but not later than one (1) year following Retirement or other Termination of Employment, the amount determined in accordance with Section 6.04 shall be paid to the Participant or his Beneficiary, as the case may be, in accordance with the schedule for payment determined under Section 6.05 and, with each Periodic Installment, there shall be paid all Treasury Bill Interest Equivalents credited to the Participant and then unpaid.

       C.  Provisions Regarding Type B Retirement Compensation.

       Section 6.08. A Participant may defer as Type B Retirement Compensation all or any portion of his future Incentive Compensation which is earned during a period of four (4) consecutive Incentive Years or for the period to his Normal Retirement Date, if earlier; provided, however, that with respect to any Incentive Year, the amount of Incentive Compensation a Participant may defer as Type B Retirement Compensation must be at least $5,000 and no greater than the maximum amount for such Incentive Year specified in such Participant's Deferred Incentive Compensation Agreement; provided, further, that any Incentive Compensation in excess of such annual maximum limitation may be deferred as either Periodic Compensation or Type A Retirement Compensation.

       Section 6.09. Notwithstanding anything herein to the contrary, Eaton shall be entitled to deny Participants the opportunity to elect to defer future Incentive Compensation as Type B Retirement Compensation for any reason if such Incentive Compensation is not then subject to an effective deferral election; provided, however, that any such denial by Eaton of the opportunity to elect deferrals shall apply to all Participants equally.

       Section 6.10.

       (a) Following Retirement, all Type B Retirement Compensation then credited to a Participant's Account, together with Fixed Rate Interest Equivalents earned during the period of deferral, shall be paid to the Participant or his Beneficiary in fifteen (15) equal annual installments commencing on the first day of February following the year in which the Participant attains age 65; provided, however, that after consideration of the wishes and needs of the Participant or his Beneficiary, the Committee may determine in its sole discretion (i) to commence payment of the installments to any Participant at an earlier date following Retirement;
           (ii) to pay to any Participant the Type B Retirement Compensation in a lump sum within one year following Retirement; or (iii) to pay Type B Retirement Compensation in a lump sum upon any Termination of Employment by reason of divestiture or closing of a business unit, subsidiary, plant or facility or to provide that such Type B Retirement Compensation shall be paid commencing on a date which is subsequent to such Termination of Employment but not later than the Participant's Normal Retirement Date. For purposes of the payments under the foregoing clauses (ii) and (iii), the amount of such lump sum shall be equal to the then present value of the fifteen (15) annual payments which otherwise would have been made as calculated using an interest rate equal to "Moody's Corporate Bond Yield Average - Monthly (Average Corporates)" most recently published by Moody's Investor Services, Inc. (or any successor thereto) at the time of the calculation.

       (b) The rate of each Participant's Fixed Rate Interest Equivalent, as set forth in his Deferred Incentive Compensation Agreement, is based on the assumption that the Participant will defer a specified amount of Incentive Compensation for four (4) consecutive years or to his Retirement, if earlier. Notwithstanding any provisions hereof to the contrary, upon a Participant's Termination of Employment, other than for Retirement and except as provided in
           Section 6.10(c), all Type B Retirement Compensation then credited to his or her Account shall be credited only with Treasury Bill Interest Equivalents, compounded quarterly, for the actual period of deferral until paid in lieu of the Fixed Rate Interest Equivalents otherwise credited to Type B Retirement Compensation; provided, however, that the Committee may determine in its sole discretion that all Type B Retirement Compensation credited to a Participant's Account shall continue to be credited with Fixed Rate Interest Equivalents until paid.
           Upon such Termination of Employment, payment of the amounts credited to a Participant's Account shall be made as determined by the Committee (i) in Periodic Installments commencing within one year following such Termination of Employment or at such other date not later than first February following the Participant's Normal Retirement Date as determined by the Committee, or (ii) in a lump sum within one year following such Termination of Employment or at such other date not later than the first February following the Participant's Normal Retirement Date as determined by the Committee.

       (c) Notwithstanding anything in Section 6.10(b) to the contrary, (i) if a Participant's Termination of Employment occurs within five (5) years after a Change in Control of Eaton and such Termination of Employment is by Eaton without Cause or by the Participant for Good Reason or for Retirement, all Type B Retirement Compensation then credited to the Participant's Account shall be credited with the Fixed Rate Interest Equivalents and held under the Plan as elected by the Participant in his Deferred Incentive Compensation Agreement; (ii) if within five (5) years after a Change in Control of Eaton a Participant is not permitted to complete the deferral of Incentive Compensation until the Participant's Retirement because of any amendment or termination of the Plan, all Type B Retirement Compensation then credited to the Participant's Account shall be credited with the Fixed Rate Interest Equivalents and held under the Plan as elected by the Participant in his Deferred Incentive Compensation Agreement; or
           (iii) if a Participant's Termination of Employment is caused by any divestiture or closing of a business unit, subsidiary, plant or facility, the Compensation Committee of the Board may determine in its sole discretion that all Type B Retirement Compensation then credited to the Participant's Account shall be credited with the Fixed Rate Interest Equivalents until paid as provided under Section 6.10(a).

VII.   AMENDMENT AND TERMINATION

       Section 7.01. Eaton fully expects to continue the Plan but it reserves the right, except as otherwise provided herein, at any time or from time to time, by action of the Compensation Committee of the Board, to modify or amend the Plan, in whole or in part, or to terminate the Plan, in whole or in part, at any time and for any reason, including, but not limited to, adverse changes in the federal tax laws; provided howver, that no amendment may be made to the provisions of the Plan which comply with Rule l6b-3(c)(2)(ii)(A) of the Securities Efxchange Act of 1934, as amended, more than once every six months, other than to comport with changes in the Internal Revenue Code, the Employee Retirement Income Security Act, or the rules thereunder.

       Section 7.02. In the event of any termination of the Plan which results in the Participants being unable to have any future Incentive Compensation allocated as Type B Retirement Compensation, the amount of all Type B Retirement Compensation credited to a Participant's Account at the date of such Plan termination shall be converted to Type A Retirement Compensation, effective retroactively to the date such Retirement Compensation was allocated pursuant to Section 6.01, and either shall be paid to the Participant or continue to be held under the Plan as elected by the Participant in his Deferred Incentive Compensation Agreement, except for 1985 Incentive Compensation, if any, deferred as Type B Retirement Compensation which shall continue to be held under the Plan. Notwithstanding the foregoing, in the event of a termination of the Plan within five (5) years after a Change in Control of Eaton, all Type B Retirement Compensation then credited to a Participant's Account together with Fixed Rate Interest Equivalents earned during the period of deferral shall not be converted to Type A Retirement Compensation but shall be held under the Plan as elected by the Participant in his Deferred Incentive Compensation Agreement. No amendment to, or termination of, the Plan after a Change in Control of Eaton shall modify this provision or any provision hereof relating to a Change in Control of Eaton or the rights of a Participant in effect under the Plan immediately prior to such Change in Control of Eaton. Notwithstanding anything herein to the contrary, no amendment, modification or termination of the Plan shall, without the consent of the Participant, alter or impair this provision or any of the Participant's rights under the Plan with respect to benefits accrued prior to such amendment, modification or termination.

VIII.  ADMINISTRATION

       Section 8.01. The Plan shall be administered by the Committee in accordance with rules of general application for the administration of the Plan as the Committee may, from time to time, adopt. The Committee shall interpret the provisions of the Plan where necessary and may adopt procedures for the administration of the Plan which are consistent with the provisions of the Plan and the rules adopted by the Committee.

       Section 8.02. Each Participant or Beneficiary must claim any benefit to which he may be entitled under the Plan by a written notification to the Committee. If a claim is denied, it must be denied within a reasonable period of time in a written notice stating the specific reasons for the denial.

       The claimant may have a review of the denial by the Committee by filing a written notice with the Committee within sixty (60) days after the notice of the denial of his claim.

       The written decision by the Committee with respect to the review must be given within one hundred and twenty (120) days after receipt of the written request.

IX.    PAYMENTS TO PARTICIPANTS

       Section 9.01.

       Notwithstanding anything herein to the contrary, upon the occurrence of a Termination and Change in Control, the Participants shall be entitled to receive from the Company the payments as provided in Section 9.03 .

       Section 9.02.

       Notwithstanding anything herein to the contrary, upon the occurrence of a Failure to Pay, each Participant covered by the situation described in clause (i) of the definition of Failure to Pay, or each of the Participants in the event of a situation described in clause (ii) of that definition, as the case may be, shall be entitled to receive from the Company the payments as provided in
       Section 9.03.

       Section 9.03.

       No later than the first to occur of (i) one year following the date hereof for any current Participant, (ii) a Termination and Change in Control or a Failure to Pay for any current Participant or (iii) the date upon which any person who is not a current Participant upon the date hereof becomes a Participant, each Participant shall select one of the payment alternatives set forth below with respect to that portion of the Participant's Plan Account equal to the full amount of the Account minus the Funded Amount, and with respect to that portion of the Account equal to the Funded Amount. The payment alternatives selected with respect to the two portions of the Account need not be the same. The payment alternatives are as follows:

       (a) a lump sum payment within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be;

       (b) payment in monthly, quarterly, semiannual or annual payments, over a period not to exceed fifteen years, as selected by the Participant at the time provided in the first paragraph of this Section 9.03, commencing within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be, which are substantially equal in amount or in the number of share units being valued and paid, except that earnings attributable to periods following Termination and Change in Control or Failure to Pay shall be included with each payment.

       Payment shall be made to each such Participant in accordance with his or her selected alternative as provided in Sections 9.01 and 9.02.

X.     MISCELLANEOUS

       Section 10.01. Each Participant shall have the right, by written instruction to the Committee, on a form supplied by the Committee, to designate one or more primary and contingent beneficiaries (and the proportion to be paid to each, if more than one is designated) to receive his Deferred Incentive Compensation upon his death. Any such designation shall be revocable by the Participant.

       Section 10.02. The Committee may, in its sole discretion, change the amount of the Periodic Installments or the number of years over which the Periodic Installments are to be paid or permit the payment of any Deferred Incentive Compensation at any date or dates which may be earlier than the payment date or dates provided under the Plan. The Committee may consider the needs and desires of the participant or beneficiary in making this decision. The determination of the Committee shall be final and conclusive upon Eaton, the Participant and the Beneficiary. Any Type B Retirement Compensation paid pursuant to this Section 10.02 to a Participant who would then be eligible to terminate his employment for Retirement shall be credited with the Fixed Rate Interest Equivalent on the amount so paid. Any Type B Retirement Compensation paid to a Participant who is not then eligible to terminate his employment for Retirement shall be credited only with the Treasury Bill Interest Equivalent.

       Section 10.03. All payments under the Plan shall be subject to such taxes (federal, state or local) as may be due thereon and the determination by the Committee as to withholding with respect thereto shall be binding upon the Participant and his Beneficiary.

       Section 10.04. If any Participant under the Plan is a member of the Committee, he shall not participate as a member of the Committee in any determination under the Plan relating to his Deferred Incentive Compensation.

       Section 10.05. All action of the Committee hereunder may be taken with or without a meeting. If taken without a meeting, the action shall be in writing and signed by a majority of the members of the Committee and if taken with a meeting, a majority of the Committee shall constitute a quorum for any such action.

       Section 10.06. Subject to any federal statute to the contrary, no right or benefit under the Plan shall be subject to anticipation, alienation, sale, assignment, pledge, encumbrance, or charge, and any attempt to anticipate, alienate, sell, assign, pledge, encumber, or charge any right or benefit under the Plan shall be void. No right or benefit hereunder shall in any manner be liable for or subject to the debts, contracts, liabilities, or torts of the person entitled to such benefits. If the Participant or Beneficiary shall become bankrupt, or attempt to anticipate, alienate, sell, assign, pledge, encumber, or charge any right hereunder, then such right or benefit shall, in the discretion of the Company, cease and terminate, and in such event, the Company may hold or apply the same or any part thereof for the benefit of the Participant or his spouse, children, or other dependents, or any of them, in such manner and in such amounts and proportions as the Company may deem proper.

       Section 10.07. The obligations of Eaton to make payments hereunder shall constitute a liability of Eaton to the Participant. Eaton may, but shall not be required to, establish or maintain any special or separate fund, or purchase or acquire life insurance on a Participant's life, or otherwise to segregate assets to assure that such payments shall be made.

       Section 10.08. The Plan shall not be deemed to constitute a contract of employment between Eaton and a Participant. Neither shall the execution of this Plan nor any action taken by Eaton pursuant to this Plan be held or construed to confer on a Participant any legal right to be continued as an employee of Eaton, in an executive position or in any other capacity with Eaton whatsoever.

       Section 10.09. Obligations incurred by Eaton pursuant to this Plan shall be binding upon and inure to the benefit of Eaton, its successors and assigns, and the Participant or his Beneficiary.

       Section 10.10. This Plan shall be construed and governed in accordance with the law of the State of Ohio.

       Section 10.11. The masculine gender, where appearing in the Plan, shall be deemed to include the feminine gender, and the singular may include the plural, unless the context clearly indicates to the contrary.

       Section 10.12.  All headings used in the Plan are for
       convenience of reference only and are not part of the substance of the Plan.

                            Page 1
                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (b)
              Executive Strategic Incentive Plan
 (amended and restated as of June 21, 1994 and July 25, 1995)

1.   PURPOSE

     The purpose of the Executive Strategic Incentive Plan (the "Plan") is to promote the growth and profitability of Eaton Corporation (the "Company") through the granting of incentives intended to motivate executive officers of the Company to achieve demanding long-term corporate objectives and to attract and retain executive officers of outstanding ability.

2.   ADMINISTRATION

     Except as otherwise expressly provided herein, the Plan shall be administered by the Compensation Committee (the "Committee") of the Company's Board of Directors which shall consist of at least three directors of the Company selected by the Board.

     Except as otherwise expressly provided herein, the Committee shall have complete authority to: (i) interpret all provisions of the Plan consistent with law; (ii) designate the executives to participate under the Plan; (iii) determine the incentive targets and performance objectives applicable to participants; (iv) adopt, amend and rescind general and special rules and regulations for the Plan's administration; and (v) make all other determinations necessary or advisable for the administration of the Plan.

3.   ELlGlBlLITY

     All officers of the Company shall be eligible to participate in the Plan. The Committee shall have sole discretion in determining the other executives who shall participate under the Plan for any Award Period.

4.   INCENTIVE TARGETS

     (A)  Establishment of Incentive Amounts

          Individual Incentive Amounts for each participant with respect to each Plan Award Period (as defined below) shall be determined by multiplying the Incentive Percentages adopted by the Committee which are applicable to such participant, and which may not exceed 120%, by the amount of such participant's average year-end salary range midpoint for the Award Period. Notwithstanding the foregoing, the Committee may, in its sole discretion, use a different method for establishing incentive targets for participants under the Plan.

     (B)  Award Periods

          Each Award Period shall be the four-calendar year period commencing as of the first day of the calendar year in which the performance objectives are established for the Award Period as described in
          Section 4(C). A new Award Period shall commence as of the first day of each calendar year, unless otherwise specified by the Committee.

     (C)  Establishment of Company Performance Objectives

          As soon as practicable at the beginning of each Award Period, threshold, target, and maximum Company performance objectives for such Award Period shall be established by the Committee. The performance objectives shall be based upon cash flow return on gross capital. Within sixty (60) days after the performance objectives have been established by the Committee, each participant will be provided with written notice of his or her established objectives. In its sole discretion, the Committee may modify previously established performance objectives as a result of any change in conditions, the occurrence of any events or other factors which make such objectives unsuitable. Notwithstanding the foregoing, after a Change in Control (as hereinafter defined), neither the Committee nor the Board shall have the authority to modify performance objectives in any manner which could prove detrimental to the interests of the Plan's participants.

     (D)  Determination of Payments

          As promptly as practicable after the end of each Award Period, the Committee shall fix the level of attainment of the Company's performance for the Award Period and approve award payments under the Plan which shall not exceed: (i) 50% of the participant's Incentive Amount upon attainment of the threshold performance objective; (ii) 100% of the participant's Incentive Amounts upon attainment of the target performance objective; and (iii) 200% of the participant's Incentive Amount upon attainment of the maximum performance objective; provided, however, that if the Company's performance does not place it within the top 25%, using equivalent measurements of performance, of a group of peer companies selected by the Committee in its sole discretion, an award payment equal to 150% of the participant's Incentive Amount shall instead be paid upon the attainment of maximum performance. Payments ranging from 50% to 2000% of the Incentive Amounts will be determined by the Committee in respect of an Award Period for the attainment of performance objectives between either threshold and target or target and maximum. Such amounts, if any, shall be paid to the participant in cash within ninety (90) days after the end of each Award Period, unless the participant made an irrevocable election to defer all or part of the amount of his or her award payment pursuant to any long term incentive compensation deferral plan adopted by the Company and made available for amounts earned hereunder.

5.   PRORATA PAYMENTS

     A participant must be employed by the Company or one of its subsidiaries at the end of an Award Period in order to be entitled to a payment in respect to such Award Period; provided, however, that a payment, prorated for the participant's length of service during the Award Period, may be authorized by the Committee, in its sole discretion, in the event the employment of a participant terminates before the end of an Award Period due to death, permanent disability, normal or early retirement, closure or divestiture of an Eaton facility or any other reason. Notwithstanding the foregoing, upon any termination of the Plan by the Committee during the term of any Award Period, payments to all participants will be made, prorated for each participant's length of service during the Award Period prior to the date of Plan termination.

6.   OTHER PROVISIONS

     (A)  Adjustments upon Certain Changes

          In the event of changes to the structure or corporate organization of the Company's businesses which affect the participants and/or the performance prospects of the Company, the Committee may make appropriate adjustments to individual participant Incentive Targets or to the established performance objectives for incomplete Award Periods. Adjustments under this
          Section 6 shall be made by the Committee, whose determination as to what adjustments shall be made, and the extent thereof, shall be final, binding and conclusive. Notwithstanding the foregoing, after a Change in Control, neither the Committee nor the Board shall have the authority to change established Performance Objectives in any manner which could prove detrimental to the interests of the participant.

     (B)  Change in Control Defined

          For purposes of the Plan, a Change in Control shall be deemed to have occurred if:

          (i) a tender offer shall be made and consummated for the ownership of 25% or more of the outstanding voting securities of the Company,

          (ii) the Company shall be merged or consolidated with another Corporation and as a result of such merger or consolidation less than 75% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the former shareholders of the Company as the same shall have existed immediately prior to such merger or consolidation,

          (iii) the Company shall sell substantially all of its assets to another corporation which is not a wholly-owned subsidiary of the Company,

          (iv) a "person" within the meaning of Section 3(a)(9) or of Section 13(d)(3) of the Securities Exchange Act of 1934 (as in effect on the effective date of the Plan) shall acquire 25% or more of the outstanding voting securities of the Company (whether directly, indirectly, beneficially or of record). For purposes of the Plan, ownership of voting securities shall take into account and shall include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(I) under the Securities Exchange Act of 1934 (as in effect on the effective date of the Plan), or

          (v) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by Eaton's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

     (C)  Non-Transferability

          No right to payment under the Plan shall be subject to debts, contract liabilities, engagements or torts of the participant, nor to transfer, anticipation, alienation, sale, assignment, pledge or encumbrance by the participant except by will or the law of descent and distribution or pursuant to a qualified domestic relations order.

     (D)  Compliance with Law and Approval of Regulatory Bodies

          No payment shall be made under the Plan except in compliance with all applicable federal and state laws and regulations including, without limitation, compliance with tax requirements.

     (E)  No Right to Employment

          Neither the adoption of the Plan nor its operation, nor any document describing or referring to the Plan, or any part thereof, shall confer upon any participant under the Plan any right to continue in the employ of the Company or any subsidiary, or shall in any way affect the right and power of the Company or any subsidiary to terminate the employment of any participant under the Plan at any time with or without assigning a reason therefore, to the same extent as the Company might have done if the Plan had not been adopted.

     (F)  Interpretation of the Plan

          Headings are given to the sections of the Plan solely as a convenience to facilitate reference; such headings, numbering and paragraphing shall not in any case be deemed in any way material or relevant to the construction of the Plan or any provisions thereof. The use of the masculine gender shall also include within its meaning the feminine. The use of the singular shall also include within its meaning the plural and vice versa.

     (G)  Amendment and Termination

          The Committee may at any time suspend, amend or terminate the Plan. Notwithstanding the foregoing, upon the occurrence of a Change in Control, no amendment, suspension or termination of the Plan shall, without the consent of the participant, alter or impair any rights or obligations under the Plan with respect to such participant.

     (H)  Effective Date of the Plan

          The Plan was adopted by the Board on April 24, 1991 but the effective date of the Plan shall be January 1, 1991. The Plan was amended and restated as of June
          21, 1994 and July 25, 1995.

                            Page 1
                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (f)
             Incentive Compensation Deferral Plan
        (amended and restated as of September 24, 1996)

I.   Purpose

The Incentive Compensation Deferral Plan (the "Plan") enables employees who contribute significantly to the success of Eaton Corporation (the "Company") to defer receipt of awards earned under incentive compensation plans. The purpose of the Plan is to help attract and retain highly qualified individuals, to pro-vide an incentive to those individuals to improve the profit-ability, competitiveness and growth of the Company, and to help align their interests with those of the shareholders.

II.  Eligibility

All elected officers of the Company are eligible to participate in the Plan with respect to amounts earned under the Executive Strategic Incentive Plan or any other Eaton incentive plan made available for deferral hereunder by the Committee. Such other executives as determined by the Committee shall also be eligible to participate in the Plan with respect to any amounts earned under any Eaton incentive compensation plan made available for deferral hereunder by the Committee, including the Senior Operations Managers Plan.

III. Definitions

The terms used herein shall have the following meanings:

Account - A bookkeeping account established by Eaton for a Participant to which may be credited Deferred Incentive
Compensation and earnings or losses thereon.

Agreement - A written agreement between Eaton and a Participant deferring the receipt of Incentive Compensation and indicating the term of the deferral.

Beneficiary - The person or entity designated in writing by the Participant and delivered to the Committee. If that person or entity is not living or in existence at the time any unpaid balance of Deferred Incentive Compensation becomes due after the death of a Participant, the term "Beneficiary" shall mean the Participant's estate or legal representative or any person, trust or organization designated in such Participant's will.

Board - The Board of Directors of Eaton Corporation.

Change in Control of Eaton - Shall be deemed to occur if (i) a tender offer shall be consummated for 25% or more of the com-bined voting power of Eaton's then outstanding voting securities,
(ii) Eaton shall be merged or consolidated with another corpora-tion and as a result less than 75% of the outstanding voting securities of the resulting corporation shall be owned by the former shareholders of Eaton, other than affiliates (within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act")) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger or consoli-dation, (iii) Eaton shall sell substantially all of its assets to another corporation which is not a wholly owned subsidiary of Eaton, (iv) any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of 25% or more of the combined voting power of Eaton's then outstanding securities; or
(v) during any period of two consecutive years, individuals who at the beginning of that period constitute the Board cease to constitute at least a majority thereof unless the election, or the nomination for election by Eaton's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the begin-ning of the period. For purposes of this Plan, ownership of voting securities shall take into account and include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(i) of the Exchange Act (as then in effect).

Committee - The Compensation Committee of the Board.

Common Share Retirement Compensation - Retirement Compensation which is converted into share units in accordance with Article
VII.

Deferral Plans - Shall mean the Deferred Incentive Compensation
Plan, the Strategic Incentive and Option Plan and this Plan.

Deferred Incentive Compensation - That portion of Incentive
Compensation deferred pursuant to the Plan.

Eaton - Eaton Corporation, an Ohio corporation, and its subsidiaries and successors and assigns.

Eaton Common Shares - The common shares of Eaton Corporation with a par value of fifty cents each.

Failure to Pay - Shall mean that the circumstances described in either (i) or (ii) have occurred:

     (i) Any Participant shall have notified the Company in writing that the Company shall have failed to pay to the Participant, when due, either directly or by direction to the trustee of any trust holding assets for the payment of benefits pursuant to the Plan, at least 75% of any and all amounts which the Participant was entitled to receive at any time in accordance with the terms of the Plan, and that such amounts remain unpaid. Such notice must set forth the amount, if any, which was paid to the Participant by the Company, and the amount which the Participant believes he or she was entitled to receive under the Plan. Subject to Section __, the failure to make such payment shall have continued for a period of 30 days after receipt of such notice by the Company, and during such 30-day period the Company shall have failed to prove, by clear and convincing evidence as determined by the Trustee in its sole and absolute discretion, that such amount was in fact paid or was not due and payable; or

    (ii) More than two Plan Participants shall have notified the Company in writing that they have not been paid, when due, either directly or by direction to the Trustee, amounts to which they are entitled under the Plan, and that such amounts remain unpaid. Each such notice must set forth the amount, if any, which was paid to the Participant by the Company, and the amount which the Participant believes he or she was entitled to receive under the Plan. Within 15 days after re-ceipt of each such notice, the Trustee shall determine, on a preliminary basis, whether any failure to pay such Participants has resulted in a failure to pay when due at least 75% of the aggregate amount due to all Parti-cipants under all the Deferral Plans in any two-year period, and that such amounts remain unpaid. If the Trustee determines that such a failure has occurred, then it shall so notify the Company and the Partici-pants in writing within the same 15 day period.
          Within a period of 20 days after receipt of such notice from the Trustee, the Company shall have failed to prove by clear and convincing evidence, in the sole and absolute discretion of the Trustee, that such amounts were paid or were not due and payable.

Funded Amount - Shall mean with respect to the Account of any Participant, the value of any assets which have been placed in a grantor trust established by the Company to pay benefits with respect to that Plan Account, as determined at the time initial payments are to be made pursuant to the selections made by the Participants in accordance with Section 10.03.

Incentive Compensation - Any payment awarded to a Participant under any Incentive Compensation Plan.

Incentive Compensation Plan - Any incentive compensation plan approved by either the Board or its Compensation Committee.

Interest Rate Retirement Compensation - Retirement Compensation which is credited with Treasury Note Based Interest in accordance with Article VII.

Participant - An employee of Eaton who elects to defer receiving benefits under an Incentive Compensation Plan designated by the Committee as eligible for deferral hereunder.

Periodic Installments - Monthly, quarterly, semiannual or annual payments, over a period not to exceed fifteen years, as determined by the Committee in its sole discretion, which are substantially equal in amount, or, in the case of Common Share Retirement Compensation, substantially equal in the number of share units being valued and paid or the number of Eaton Common Shares being distributed, except that earnings attributable to periods following Retirement or Termination of Employment shall be included with each payment.

Plan - This Incentive Compensation Deferral Plan pursuant to which Incentive Compensation may be deferred for later payment.

Retirement - The Termination of Employment of a Participant who is age fifty-five or older and who has at least ten years of service with Eaton, who is age sixty-five or older or who is eligible to receive pension payments under a pension plan sponsored by Eaton commencing within sixty days of the date of such Termination of Employment, or who is approved by the Com-mittee to qualify as a retirement.

Retirement Compensation - That portion of Incentive Compensation deferred for payment at Retirement, at one year following
Retirement, or in Periodic Installments commencing after Retirement.

Short-Term Compensation - That portion of Incentive Compensation deferred for payment as determined by the Committee in accordance with Article V.

Termination and Change in Control - Shall mean the termination of the employment of a Participant for any reason whatsoever prior to a Change in Control if there is a subsequent Change in Control or termination of the employment of a Participant for any reason whatsoever during the three-year period immediately following a Change in Control.

Termination of Employment - The time when a Participant shall no longer be employed by Eaton, whether by reason of retirement, death, voluntary resignation, divestiture, discharge (with or without cause), or such disability that, under the then current employment practices of Eaton, the employment of the Participant is deemed to have been terminated.

Treasury Bill Interest Equivalent - A rate of interest equal to the quarterly average yield of 13-week U.S. Government Treasury
Bills.

Treasury Note Based Interest - A rate of interest equal to the average yield of 10-year U.S. Government Treasury Notes plus 300 basis points.

Trustee - Shall mean the trustee of any trust which holds assets for the payment of the benefits provided by the Plan.

Variable-Term Compensation - That portion of Incentive Compensa-tion deferred for payment to a Participant until such time as it is determined by the Committee in its sole discretion that such compensation can be paid in whole or in part without exceeding the deduction limit imposed by Section 162(m) of the Internal Revenue Code or without being subject to that section.

IV.  Election to Defer

Section 4.01  Deferral Options

With respect to any plan eligible for the deferral of Incentive Compensation hereunder, for each award period ending during or after 1994 (an "Award Period"), the Participant may elect to defer the receipt of all or part of his or her Incentive Compen-sation as Short-Term Compensation, Variable-Term Compensation or Retirement Compensation. Once a Participant has made an effec-tive election, he or she may not thereafter change that election or change any allocation between Short-Term Compensation, Variable-Term Compensation or Retirement Compensation.

Section 4.02  Amount Deferred

Not less than 10% of Incentive Compensation awarded for any Award Period may be deferred under the Plan, except that Variable-Term Compensation may be less than 10% of the Incentive Compensation awarded for any Award Period. If a Participant elects to allo-cate a portion of Incentive Compensation to both Short-Term Compensation and Retirement Compensation, the amount allocated to each shall be not less than 10% of the Incentive Compensation awarded for any Award Period.

Section 4.03  Election Deadline

To be in effect for an Award Period, a Participant's election must be completed, signed and filed with the Committee on or before such date as is necessary to defer an award for Federal income tax purposes.

V.   Short-Term Compensation

If elected by a Participant, payment of the amount of Incentive Compensation allocated to Short-Term Compensation will be deferred. Treasury Bill Interest Equivalents shall be credited quarterly to the Participant's Short-Term Compensation Account until such compensation is paid to the Participant. Short-Term Compensation, together with credited Treasury Bill Interest Equivalents, shall be paid to the Participant in a lump sum or in not more than five annual installments as determined by the Committee.

VI.  Variable-Term Compensation

Section 6.01  Amount and Duration

Variable-Term Compensation is a response to amendments to the Internal Revenue Code which limit the deductibility of individual annual compensation in excess of $1 million. Only those Participants whose total taxable compensation is likely to exceed that amount will be offered the opportunity to select Variable-Term Compensation.

If elected by a Participant, the amount of Incentive Compensation allocated to Variable-Term Compensation will be the amount (if any) determined by the Committee in its sole discretion which, when added to other compensation of the Participant, exceeds the deductible compensation limit imposed by Internal Revenue Code
Section 162(m). Amounts allocated as Variable-Term Compensation shall be credited to the Account of the Participant on the date such amounts would have been paid if there had been no valid deferral election. Variable-Term Compensation will be deferred until such time as the Committee, in its sole discretion, shall determine that it, together with the earnings thereon, can be paid in whole or in part without exceeding the limit imposed by
Section 162(m).

Section 6.02  Earnings

The Variable-Term Compensation Account shall be credited with Treasury Note Based Interest, compounded quarterly until paid.

VII. Retirement Compensation

Section 7.01  Duration

If elected by a Participant, payment of the amount of Incentive Compensation allocated to Retirement Compensation will be de-ferred to Retirement or to one year after Retirement, but subject to Committee discretion as to date of payment as provided herein. Retirement Compensation shall be credited to the Participant on the date such amount would have been distributed to him or her if there had been no valid deferral election by establishing an Account in the Participant's name.

Section 7.01  Common Share Retirement Compensation

Between fifty percent and one hundred percent, as elected by the Participant, of the amount allocated to Retirement Compensation shall be credited to Common Share Retirement Compensation, and the balance shall be credited to Interest Rate Retirement
Compensation.

Common Share Retirement Compensation shall be converted into a number of share units based upon the average of the mean prices for Eaton Common Shares for the twenty trading days of the New York Stock Exchange during which Eaton Common Shares were traded immediately following the end of the incentive period in which the Incentive Compensation to be deferred was earned. On each Eaton Common Share dividend payment date, dividend equivalents equal to the actual Eaton Common Share dividends paid shall be credited to the share units in the Participant's Account, and shall in turn be converted into share units utilizing the mean Eaton Common Share price on the dividend payment date.

The maximum, cumulative number of share units that may be allocated to all Participants is 2 million.

Allocations to Common Share Retirement Compensation are subject to approval of the Plan by the Company's shareholders and to the share unit limitation provided above. If that approval is not obtained, or if that limitation would be exceeded, then those allocations shall instead be made to Interest Retirement Compensation.

Upon payment of Common Share Retirement Compensation in Eaton
Common Shares, the share units standing to the Participant's credit shall be converted to the same number of Eaton Common
Shares for distribution to the Participant.

Upon payment of Common Share Retirement Compensation in cash, including any installment thereof in the case of Periodic Installments, the share units required to make the cash payment shall be converted to an amount equal to the greater of: (a) the product of the average of the mean prices for an Eaton Common Share for the last twenty trading days of the New York Stock Exchange during which Eaton Common Shares were traded in the month immediately preceding the month in which the date of pay-ment occurs, multiplied by the number of share units then credited to the Participant's Account, or (b) if a Change in Control of Eaton shall have occurred at any time within thirty-six months immediately preceding the payment, the product of the number of share units credited to the Participant's Account at the time of payment multiplied by the highest of (i) the highest price paid for an Eaton Common Share in any tender offer in connection with the Change in Control of Eaton; (ii) the price received for an Eaton Common Share in any merger, consolidation or similar event in connection with the Change in Control of Eaton; or (iii) the highest price paid for an Eaton Common Share as reported in any Schedule 13D within the sixty-day period immediately preceding the Change in Control of Eaton.

Section 7.03  Interest Rate Retirement Compensation

Retirement Compensation not credited to Common Share Retirement Compensation shall be credited to Interest Rate Retirement Compensation. Interest Rate Retirement Compensation shall be credited to the Interest Rate Retirement Compensation Account, which shall earn Treasury Note Based Interest, compounded quarterly, until paid.

Section 7.04  Periodic Installments

Upon the death of a Participant who has commenced receiving Periodic Installments, the entire remaining amount of his or her Retirement Compensation shall be distributed to the Participant's Beneficiary. Such distributions may be made either in a lump sum or in installments in such amounts and over such periods, not exceeding the remaining number of annual installments form the date of death of the Participant, as the Committee may direct in its sole discretion.

Section 7.05  Termination of Employment

The Retirement Compensation Account of a Participant whose employment terminates for reasons other than Retirement shall be distributed in a lump sum or in Periodic Installments, as the Committee may determine in its sole discretion. The lump sum payment shall be made, or the Periodic Installments shall commence, as the Committee may determine in its sole discretion, no later than the February 1 of the calendar year immediately after the calendar year that includes the earliest of: (i) the Participant's death, (ii) the Participant's attainment of age 55 if he or she was credited with at least 10 years of service for Eaton (or an affiliate of Eaton), (iii) the Participant's attain-ment of age 65, or (iv) the fifth anniversary of the Partici-pant's termination of employment.

Earnings shall be credited on undistributed Retirement Compensation Accounts, and annual installment payments shall be adjusted to reflect such additional earnings, based on the remaining number of installment payments to be distributed and based on Treasury Note Based Interest, computed quarterly.

VIII.     Amendment and Termination

Eaton fully expects to continue the Plan but it reserves the right, except as otherwise provided herein, at any time by action of the Committee, to modify, amend or terminate the Plan for any reason, including adverse changes in the federal tax laws. Notwithstanding the foregoing, (a) no amendment or modification of the provisions of the Plan permitting officers to receive awards or setting the formula that determines the amount, price and timing of awards, shall be made more than once every six months (or at more frequent intervals if permitted by applicable governmental regulations); and (b) no amendment, modification or termination of the Plan shall, without the consent of the Participant, alter or impair any of the Participant's rights under the Plan with respect to benefits accrued prior to such amendment, modification or termination.

IX.  Administration

The Plan shall be administered by the Committee. The Committee shall interpret the provisions of the Plan where necessary and may adopt procedures for the administration of the Plan which are consistent with the provisions of the Plan and any rules adopted by the Committee.

After Retirement or other Termination of Employment, the Com-mittee shall determine in its sole discretion (i) whether Retire-ment Compensation shall be paid in a lump sum or in Periodic Installments, (ii) the date on which a lump sum payment will be made or Periodic Installments will commence, which in the case of Retirement shall be not later than one year following the date to which the deferral was made, and in the case of Termination of Employment for reasons other than Retirement shall be in accordance with Section 7.05, (iii) whether to change the Periodic Installments or the number of years over which they are to be paid, and (iv) whether Common Share Retirement Compensa-tion will be paid in cash or in Eaton Common Shares. In making these determinations, the Committee may consider the wishes and needs of the Participant or his or her Beneficiary.

Each Participant or Beneficiary must claim any benefit to which such Beneficiary may be entitled under the Plan by a written notification to the Committee. If a claim is denied, it must be denied within a reasonable period of time in a written notice stating the specific reasons for the denial. The claimant may have a review of the denial by the Committee by filing a written notice with the Committee within sixty days after the notice of the denial of his or her claim. The written decision by the Committee with respect to the review must be given within one hundred twenty days after receipt of the written request.

The determinations of the Committee shall be final and con-clusive.

X.   Change in Control

Section 10.01  Termination and Change in Control

Notwithstanding anything herein to the contrary, upon the occurrence of a Termination and Change in Control, the Participants shall be entitled to receive from the Company the payments as provided in Section 10.03.

Section 10.02 Failure to Pay

Notwithstanding anything herein to the contrary, upon the occurrence of a Failure to Pay, each Participant covered by the situation described in clause (i) of the definition of Failure to Pay, or each of the Participants in the event of a situation described in clause (ii) of that definition, as the case may be, shall be entitled to receive from the Company the payments as provided in Section 10.03.

Section 10.03 Payment

No later than the first to occur of (i) one year following the date hereof for any person who is a current Participant, (ii) a Termination and Change in Control or a Failure to Pay for any person who is a current Participant or (iii) the date upon which any person who is not a current Participant becomes a Partici-pant, each Participant shall select one of the payment altern-atives set forth below with respect to that portion of the Parti-cipant's Plan Account equal to the full amount of the Account minus the Funded Amount, and with respect to that portion of the Account equal to the Funded Amount. The payment alternatives selected with respect to the two portions of the Account need not be the same. The payment alternatives are as follows:

     (a) a lump sum payment within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be;

     (b) payment in monthly, quarterly, semiannual or annual payments, over a period not to exceed fifteen years, as selected by the Participant at the time provided in the first paragraph of this Section 10.03, commencing within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be, which are substantially equal in amount or in the number of share units being valued and paid or in the number of Eaton Common Shares being distributed, except that earnings attributable to periods following Termination and Change in Control or Failure to Pay shall be included with each payment.

Payment of such amounts shall be made to each such Participant in accordance with his or her selected payment alternatives as provided in Section 10.01 and 10.02.

XI.  Miscellaneous

Section 11.01  Adjustments

In the event of a reorganization, merger, consolidation, reclassification, recapitalization, combination or exchange of shares, stock split, stock dividend, rights offering or similar event affecting shares of the Company, the Committee shall equitably adjust the limitation on the number and class of share units which may be allocated to Participants as Common Share Retirement Compensation, and the number of share units previously allocated to their Accounts.

Section 11.01  Designation of Beneficiaries

Each Participant shall have the right, by written instruction to the Committee, on a form supplied by the Committee, to designate one or more primary and contingent Beneficiaries (and the proportion to be paid to each, if more than one is designated) to receive his or her Account balance upon his or her death. Any such designation shall be revocable by the Participant.

Section 11.03  Committee Actions

All actions of the Committee hereunder may be taken with or without a meeting. If taken without a meeting, the action shall be in writing and signed by a majority of the members of the Committee and if taken with a meeting, a majority of the Com-mittee shall constitute a quorum for any such action. The deter-mination by the Committee as to the withholding of taxes shall be binding upon the Participants and their Beneficiaries.

Section 11.04  Assignment

No benefit under the Plan shall be subject to anticipation, alienation, sale, transfer or encumbrance, and any attempt to do so shall be void. No benefit hereunder shall in any manner be liable for the debts, contracts, or liabilities of the person entitled to such benefits. If the Participant or Beneficiary shall become bankrupt, or attempt to anticipate, alienate, sell, transfer or encumber any benefit hereunder, then such benefit shall, in the discretion of the Committee, cease and terminate, and the Committee may hold or apply the same for the benefit of the Participant or his or her spouse, children, or other depen-dents, or any of them, in such manner and in such amounts and proportions as the Committee may deem proper. During a Partic-ipant's lifetime, rights hereunder are exercisable only by the Participant or that person's guardian or legal representative. Notwithstanding the foregoing, nothing in this Section shall prohibit the transfer of any benefit by will or by the laws of descent and distribution or (if permitted by applicable regulations under Section 16(b) of the Securities Exchange Act) pursuant to a qualified domestic relations order, as defined under the Internal Revenue Code and the Employee Retirement Income Security Act.

Section 11.05  No Employment Contract

The Plan shall not be deemed to constitute a contract of employ-ment between Eaton and a Participant. Neither shall the execu-tion of the Plan nor any action taken by Eaton or the Committee pursuant to the Plan confer on a Participant any legal right to be continued in any other capacity with Eaton whatsoever.

Section 11.06  Governing Law

The Plan shall be construed and governed in accordance with the law of the State of Ohio to the extent not covered by Federal law.

                            Page 1
                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (g)
              Strategic Incentive and Option Plan
        (amended and restated as of September 24, 1996)

1.  Purpose

    The purpose of the Plan is to promote the growth and profitability of Eaton Corporation (the "Company") through the granting of incentives intended to motivate senior executives of the Company to achieve demanding long-term corporate objectives, to attract and retain senior executives of outstanding competence and to provide such senior executives with an opportunity to acquire an equity interest in the Company. This purpose will be achieved through the award of Contingent Performance Units ("Units") and the grant of Stock Options ("Options") to purchase common shares of the Company and tandem Stock Appreciation Rights ("Rights").

2.  Administration

    The Plan shall be administered by the Compensation Committee (the "Committee") of the Company's Board of Directors (the "Board") which shall consist of at least three Directors selected by the Board. The Board may also select one or more Directors as alternate members of the Committee, who may take the place of any absent member or members at any meeting of the Committee. Members of the Committee shall be "disinterested persons" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934. Moreover, no member of the Committee while serving as such shall be eligible to participate in the Plan.

    The Committee shall have complete authority to: (i) interpret all provisions of the Plan consistent with law;
    (ii) designate the senior executives to receive awards of Units and grants of Options and Rights; (iii) determine the number of Units, Options and Rights to be issued, optioned or granted to each such senior executive; (iv) specify the number of shares subject to each Option; (v) prescribe the form of instruments evidencing any Units, Options or Rights awarded or granted under the Plan; (vi) make special awards when appropriate; (vii) adopt, amend and rescind general and special rules and regulations for the Plan's administration; and (viii) make all other determinations necessary or advisable for the administration of the Plan.

3.  Eligibility

    Participation in the Plan shall be determined solely by the Committee and shall be limited to those senior executives of the Company who have the greatest impact on the Company's long-term financial performance. As a condition of accepting an award or grant under the Plan, a participant must agree not to accept any future grants of stock options or stock appreciation rights under any other plan maintained by the Company as long as he remains eligible to receive grants under this Plan. Stock options and stock appreciation rights granted prior to an award or grant under the Plan shall not be affected by this requirement. Directors of the Company who are not also senior executives of the Company are not eligible to participate in the Plan.

4.  Shares Subject to Plan

    Subject to adjustments as provided in Section 8(A) hereof, the shares to be offered under this Plan, whether upon exercise of Options or Rights, shall be the Common Shares of the Company, with a par value of $.50 each ("shares"), either authorized but unissued shares, treasury shares, or any combination thereof. The aggregate number of shares which may be delivered under the Plan shall not exceed 500,000. This number may be adjusted to reflect any change in the capitalization of the Company resulting from a stock dividend or a stock split or other adjustment contemplated by Section 8(A) of the Plan and occurring after the effective date of the Plan. The Committee will maintain records showing the cumulative total of all shares subject to Options outstanding under the Plan.

    If an Option shall expire or terminate for any reason without having been fully exercised, the unpurchased shares subject thereto shall again be available for future issuance under the Plan. If a Right is exercised in whole or in part, all or an applicable portion of the related Option, as the case may be, shall automatically terminate. The shares subject to such Option, less the number of shares actually issued upon exercise of the Right, shall be available for future issuance under the Plan.

5.  Stock Options

(A) Allotment of Shares

         (1) Subject to the limitations specified in Section 5(A)(2), the Committee may grant to participants, from time to time on or after January 1, 1981, Options to purchase shares in such amounts as the Committee may determine in its sole discretion. Options granted under the Plan may be: (i) Options which are intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code ("Incentive Stock Options"); (ii) Options which are not intended to qualify as Incentive Stock Options; or (iii) both of the foregoing if not granted to a participant in tandem where the exercise of one type of Option would reduce the shares available under the other type of Option.

         (2) With respect to Options granted after December 31, 1986, the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which Incentive Stock Options are exercisable for the first time by any participant during any calendar year (under all plans of the Company and its subsidiaries) shall not exceed $100,000.

         (3) Options which are not Incentive Stock Options may be granted to any participant without regard to the limitation stated in Section 5(A)(2).

    (B)  Option Price

         The price per share for shares purchased by the exercise of any Option granted under the Plan will be the fair market value per share on January 5, 1981 for Options granted in 1981 and 100% of the fair market value per share on the date the Option is granted for Options granted after such year. Fair market value per share is the mean of the highest and lowest selling prices quoted on the New York Stock Exchange ("NYSE") list of composite transactions on the date the value is to be determined or if the NYSE is not open for trading or the shares are not traded on that date, then the Option price shall be the mean of the highest and lowest selling prices of the shares on the NYSE list of composite transactions on the day immediately preceding such date on which the shares were traded.

    (C)  Option Period

         Each Option shall expire on such date as the Committee shall determine, but not later than the tenth anniversary of the date on which the Option is granted plus one (1) day.

    (D)  Exercise of Options

         (1)  By a Participant During Continuous Employment

              Unless otherwise determined by the Committee, an Option will be exercisable in full six months after the date the Option is granted; provided that no Option shall be exercisable prior to the approval of the Plan by the shareholders of the Company.

              During the lifetime of a participant to whom an Option is granted, the Option may be exercised only by the participant, his attorney-in-fact or his guardian as hereinafter provided.

              A participant may not exercise any part of an Option granted under this Plan unless, at the time of such exercise, he has been in the continuous employment of the Company since the date the Option was granted. The Committee may decide in each case to what extent leaves of absence for government or military service, illness, temporary disability or other reasons shall not for this purpose be deemed interruptions of continuous employment.

         (2)  By a Former Employee

              No person may exercise an Option after he ceases to be an employee of the Company or any subsidiary unless he ceases to be an employee of the Company as a result of normal retirement, early retirement, or disability retirement, either physical or mental, or on account of physical or mental disability. In these instances, the Option may be exercised by him, his attorney-in-fact or his guardian, as appropriate, at any time after the date on which he ceased to be an employee (but no later than the end of the fixed term of the Option) for the number of shares for which the Option could have been exercised at the time he ceased to be an employee, or for such greater number of shares subject to the Option for which the Committee may authorize an acceleration of time of exercise under the Option; provided that, Incentive Stock Options may be exercised after a termination of employment described in this
              Section 5(D)(2) (other than due to permanent and total disability) for a period of no more than three months following such termination and may be exercised for a period of no more than one year following termination due to such disability.

         (3)  In Case of Death

              If a participant or former participant who was granted an Option dies, and at the time of death was entitled to exercise any Option, the Option may be exercised within twelve months after the death of such person (but no later than the end of the fixed term of the Option) by his estate or by a person who acquired the right to exercise the Option by bequest or inheritance. The Option may be exercised only for the number of shares for which it could have been exercised at the time the participant or former participant died, or for such greater number of shares subject to the Option for which the Committee may authorize an acceleration of time of exercise under the Option.

         (4)  Termination of Options

              An Option granted under this Plan shall be considered terminated in whole or in part to the extent that, in accordance with the provisions of the Plan, it can no longer be exercised for shares originally subject to the Option.

    (E)  Method of Exercise

         Each Option granted under the Plan shall be deemed exercised when the holder shall indicate the decision to do so in writing delivered to the Company and shall at the same time tender to the Company payment in full in cash for the shares for which the Option is exercised and shall comply with such other reasonable requirements as the Committee may establish pursuant to Section 8(E) of the Plan, but this provision shall not preclude exercise of, or payment for an Option, by any other proper legal method specifically approved by the Committee.

         An Option granted under the Plan may be exercised for any lesser number of shares than the full amount for which it could be exercised. Such a partial exercise of an Option shall not affect the right to exercise the Option from time-to-time in accordance with the Plan for the remaining shares subject to the Option.

6.  Stock Appreciation Rights

    (A)  Grant

         The Committee may grant Rights only in connection with all or part of any Option granted under the Plan, either concurrently with the grant of such Option, or at any time thereafter during the term of the Option.

    (B)  Term

         Rights shall be exercisable for up to six months from the date that a participant ceases to be an employee of the Company, unless the Committee determines otherwise. Rights shall automatically terminate if and to the extent the related Option is exercised.

    (C)  Limitations on Exercise

         Rights shall be exercisable at such time or time as and to the extent, but only to the extent, that the Option to which they relate shall be exercisable.

         Rights shall in no event be exercisable unless and until the holder of the Rights has completed at least six months of continuous service with the Company immediately following the date upon which the Rights were granted.

         Rights shall be subject to any other terms and conditions not inconsistent with the Plan as may from time-to-time be approved by the Committee.

    (D)  Exercise

         Rights entitle the holder of an Option in connection with which such Rights are granted, upon exercise of the Rights, to surrender the Option, or any applicable portion thereof, to the extent unexercised, and to receive a number of shares or shares and cash as set forth below.

         Upon exercise of Rights, the holder shall be entitled to receive a number of shares equal in aggregate fair market value to the amount by which the fair market value per share on the date of such exercise shall exceed the Option price per share of the related Option, multiplied by the number of shares in respect of which the Rights have been exercised. As the Committee shall determine in its sole discretion, up to one-half of the Company's obligation arising from the exercise of Rights may be settled by the payment of cash; provided, however, that notwithstanding the foregoing, with respect to exercises of Rights which occur subsequent to a Change of Control, 100% of the

         Company's obligation arising from such exercises shall be settled by the payment of cash. The exercise of Rights which results in the receipt of cash by the participant may be made only during a period provided by Rule 16b-3 under the Securities Exchange Act of 1934. Rule 16b-3 defines such an exercise period as beginning on the third business day following the date of release for publication of any annual or quarterly summary statement of the Company's revenues and earnings and ending on the twelfth business day following that date. The Committee shall determine the fair market value of the shares for each such exercise period, which shall not be higher than the highest sale price of the Company's shares during the period, as reported on the NYSE list of composite transactions. The fair market value as determined by the Committee shall be applicable to all Rights exercised by participant during the exercise period, whether or not such exercise results in the receipt of cash by the participant. Notwithstanding the foregoing, Rights may also be exercised at any time during the thirty (30) day period commencing upon any Change of Control.

    (E)  Method of Exercise

         Each Right granted under the Plan shall be deemed exercised when the holder shall indicate the decision to do so in writing delivered to the Company and shall comply with such other reasonable requirements as the Committee may establish pursuant to Section 8(E) of the Plan, but this provision shall not preclude exercise of, or payment for, a Right by any other proper legal method specifically approved by the Committee.

         A Right granted under the Plan may be exercised for any lesser number of shares than the full amount for which it could be exercised. Such a partial exercise of a Right shall not affect the right to exercise the Right from time-to-time in accordance with the Plan for the remaining shares subject to the Right.

7.  Performance Units

    (A)  Grant

         Subject to the provisions of the Plan and such other terms and conditions as the Committee may prescribe which are not inconsistent with the provisions of the Plan, the Committee may grant Units to participants under the Plan. Units may or may not be granted in conjunction with an Option granted under the Plan, as determined by the Committee in its sole discretion.

    (B)  Number of Units

         The number of Units to be granted shall be determined by the Committee; provided, however, that during any calendar year in no event shall more than three Units be granted for each share subject to an Option granted or to be granted under the Plan during the same calendar year.

    (C)  Award Period

         Unless otherwise determined by the Committee, the Award Period shall be a four-calendar year period commencing as of the first day of the calendar year in which the Unit is granted. A new Award Period shall commence as of the first day of each calendar year, unless otherwise specified by the Committee.

    (D)  Performance Objectives

         During the first four months of each Award Period, threshold, target and maximum Performance Objectives for such Award Period shall be established by the Board, after consideration of the recommendations of the Committee, based upon such measurements as the Board deems appropriate for such Award Period in its sole discretion; notwithstanding the foregoing, the authority to establish Performance Objectives which are based upon the performance of the various product groups of the Company, and to modify such Performance Objectives pursuant to this Section 7(D), shall be vested in the Committee.

         In no event shall the total value of Units for any Award Period determined at the end of the Award Period exceed an amount equal to 125% of the participant's annual base salary as in effect on the last day of such Award Period.

         Within sixty (60) days after Performance Objectives have been established by the Board for a specific Award Period, each participant to whom Units are awarded will be provided with written notice of the established Objectives.

         Subject to the last sentence of this Section 7(D), if the Committee and the Board determine that an unforeseen change during an Award Period in the Company's business, operations, corporate structure, capital structure or manner in which it conducts business is extraordinary and material and that the established threshold, target and maximum Performance Objectives for the Award Period are no longer suitable, the Board, after consideration of the recommendations of the Committee, may modify the threshold, target and maximum Performance Objectives as it deems appropriate and equitable in its sole discretion. Notwithstanding the foregoing sentence, after a Change of Control, neither the Board nor the Committee shall have the authority to modify Performance Objectives.

    (E)  Value of Units

         The Committee shall, on the date of grant, fix a par value for each Unit. The par value of a Unit shall be equal to the fair market value of one share on the date of grant, unless otherwise specified by the Committee.

         The value of a Unit at the end of an Award Period shall not exceed: (i) 50% of its par value upon the attainment of the threshold Performance Objective;
         (ii) 100% of its par value upon the attainment of the target Performance Objective; and (iii) 200% of its par value for Units granted prior to 1985 and 150% for Units granted in 1985 and all subsequent years upon the attainment of the maximum Performance Objective. Failure to achieve the threshold Performance Objective in respect of an Award Period shall result in a zero valuation for the Unit. Unit values between 50% and 200% or 150%, as the case may be, of par value will be determined by the Committee in respect of an Award Period for the attainment of Performance Objectives between either threshold and target or target and maximum.

    (F)  Payment

         As promptly as practicable after the end of each Award Period, the Committee shall, pursuant to Section 7(E) of the Plan, determine the value, if any, of the Units awarded in respect to such Period. The aggregate value, if any, of such Units shall be paid in cash, unless the participant made an irrevocable election to defer all or part of the amount of his award. Such an election must be made in writing to the Committee, or to any person the Committee may designate, during the year prior to the final year of the Award Period.

         A participant who makes the deferral election will have the option of deferring all or part of his award to: (i) a specific date approved by the Committee;
         (ii) retirement; or (iii) one year after retirement. The amount of any deferred award will be paid from the general assets of the Company, unless transferred to any trust established by the Company for such purpose. Appreciation, as measured by the Company's annual after-tax return on shareholders' equity, will be credited annually to deferred awards and to unpaid annual installments of deferred awards; provided, however, that such appreciation will not be credited to deferred awards at any time more than five (5) years after the year within which occurs the participant's date of retirement and such awards instead will be credited with a market rate of interest as determined by the Committee.

         Except as otherwise provided herein, payment of deferred awards shall be made in a lump sum or in equal annual installments as the Committee may direct after consideration of the wishes and needs of the participant; provided, however, that annual installments of deferred awards may not exceed a maximum of fifteen (15) installments. Upon the death of a participant, the entire amount of his deferred awards, if any, or the remaining portion thereof, if installment distributions have been made, shall be distributed to such beneficiary as the participant may have designated in writing to the Company as the person, firm or trust to receive any such post-death distribution under the Plan, or, in the absence of such written designation, to such participant's legal representative or any person, firm, trust or organization designated in such participant's last will to receive such distributions. Distribution of deferred awards, subsequent to the death of a participant or former participant, may be made either in a lump sum or in installments in such amounts and over such period not exceeding ten (10) years from the date of death of the participant or former participant as the Committee may direct.

         Lump Sum Payment means the payment of the entire amount of all deferred awards plus appreciation or earnings thereon.

    (G)  Termination of Employment

         A Participant must be employed by the Company at the end of the Award Period in order to be entitled to a payment in respect to a Unit awarded for such Award Period; provided, however, that in the event the employment of a participant shall be terminated for any reason before the end of the Award Period, the Committee, in its sole discretion, may authorize a proportionate payment to the participant or the participant's estate or legal representative, as the case may be. Notwithstanding the foregoing, upon any termination of the Plan by the Committee with the approval of the Board during the term of any Award Period, a proportionate payment, as determined by the Committee in its sole discretion, will be made.

8.  Other Provisions

    (A)  Adjustments upon Changes in Capitalization

         In the event of changes to the outstanding shares of the Company through reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, stock dividend, stock consolidation or otherwise, an appropriate and proportionate adjustment shall be made in the number and kind of shares as to which Options or Rights may be granted and in the number and par value of Units covered by each award thereof. A corresponding adjustment changing the number or kind of shares and the exercise price per share allocated to unexercised Options and Rights or portions thereof or in the number and kind of outstanding Units, which shall have been granted prior to any such change, shall likewise be made.

         Adjustments under this Section shall be made by the Committee, whose determination as to what adjustments shall be made, and the extent thereof, shall be final, binding and conclusive.

         Notwithstanding the foregoing provisions of this
         Section 8(A), upon the occurrence of any corporate reorganization which results in the substitution of stock of another company for shares covered under the Plan, such stock shall be substituted for such shares under all Options or Rights theretofore granted under this Plan, with such substitutions being based on the same terms as those that were involved in the transaction resulting in such corporate reorganization.

    (B)  Change of Control Defined

         For purposes of the Plan (except with respect to Section 7(F)), a Change of Control shall be deemed to have occurred if: (i) a tender offer shall be made and consummated for the ownership of 25% or more of the outstanding voting securities of the Company; (ii) the Company shall be merged or consolidated with another corporation and as a result of such merger or consolidation less than 75% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the former shareholders of the Company as the same shall have existed immediately prior to such merger or consolidation; (iii) the Company shall sell substantially all of its assets to another corporation which is not a wholly-owned subsidiary of the Company; or (iv) a "person" within the meaning of Section 3(a)(9) or of Section l3(d)(3) of the Securities Exchange Act of l934 (as in effect on the effective date of the Plan) shall acquire 25% or more of the outstanding voting securities of the Company (whether directly, indirectly, beneficially or of record). For purposes of the Plan, ownership of voting securities shall take into account and shall include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934 (as in effect on the effective date of the Plan).

    (C)  Non-Transferability

         No Option, Right or Unit granted to a participant under the Plan shall be subject to transfer, anticipation, alienation, sale, assignment, pledge or encumbrance by the participant nor to debts, contract liabilities, engagements or torts of the participant.

    (D)  Cancellation and Replacement of Options and Rights

         The Committee may at any time and from time-to-time permit the voluntary surrender by the holder of any outstanding Options and any Rights under the Plan where such surrender is conditioned upon granting such holder new Options and Rights for such number of shares as the Committee shall determine, or may require such a voluntary surrender as a condition precedent to the grant of new Options and Rights to such holder.

         The Committee shall determine the terms and conditions of new Options and Rights, including the prices at and periods during which they may be exercised, all or any of which may differ from the terms and conditions of the Options and Rights surrendered. Any such new Options or Rights shall be subject to all the relevant provisions of the Plan.

         The shares subject to any Option or Right so surrendered shall no longer be charged against the limitation provided in Section 4 of the Plan and may again become shares subject to Options granted under the Plan.

         The granting of new Options and Rights in connection with the surrender of outstanding Options and Rights under the Plan shall be considered for the purposes of the Plan as the grant of new Options and Rights and not an alteration, amendment or modification of the Plan or of the Options and Rights being surrendered.

    (E)  Compliance with Law and Approval of Regulatory Bodies

         No Option, Right or Unit shall be exercisable and no shares will be delivered under the Plan except in compliance with all applicable federal and state laws and regulations including, without limitation, compliance with withholding tax requirements and with the rules of all domestic stock exchanges on which the Company's shares may be listed. Any share certificate issued to evidence shares for which an Option is exercised may bear legends and statements the Committee shall deem advisable to assure compliance with federal and state laws and regulations. No Option, Right or Unit shall be exercisable and no shares will be delivered under the Plan, until the Company has obtained consent or approval from regulatory bodies, federal or state, having jurisdiction over such matters as the Committee may deem advisable.

         In the case of the exercise of an Option or Right by a person or estate acquiring the right to exercise the Option or Right by bequest or inheritance, the Committee may require reasonable evidence as to the ownership of the Option and may require consents and releases of taxing authorities that it may deem advisable.

    (F)  No Right to Employment

         Neither the adoption of the Plan nor its operation, nor any document describing or referring to the Plan, or any part thereof, shall confer upon any participant under the Plan any right to continue in the employ of the Company or any subsidiary, or shall in any way affect the right and power of the Company or any subsidiary to terminate the employment of any participant under the Plan at any time with or without assigning a reason therefore, to the same extent as the Company might have done if the Plan had not been adopted.

    (G)  Rights as Shareholder

         No person, estate or other entity shall have any of the rights of a shareholder with reference to shares subject to an Option or Right until a certificate for the shares has been delivered to such person, estate or other entity.

    (H)  Interpretation of the Plan

         Headings are given to the sections of the Plan solely as a convenience to facilitate reference; such headings, numbering and paragraphing shall not in any case be deemed in any way material or relevant to the construction of the Plan or any provisions thereof. The use of the masculine gender shall also include within its meaning the feminine. The use of the singular shall also include within its meaning the plural and vice versa.

    (I)  Amendment and Termination

         The Committee, with the approval of the Board, may at any time suspend, amend or terminate the Plan. The Committee may make such modifications of the terms and conditions of a holder's Option, Right or Unit as it shall deem advisable if not contrary to the provisions of the Plan. No Option, Right or Unit may be granted during any suspension of the Plan or after such termination. Notwithstanding the foregoing provisions of this Section 8(I), no amendment, suspension or termination shall, without the consent of the holder of an Option, Right or Unit, alter or impair any rights or obligations under any Option, Right, Unit or deferral theretofore granted or allowed under the Plan.

         In addition to Committee and Board approval of an amendment, if the amendment would: (i) materially increase the benefits accruing to participants; (ii) materially increase the number of securities issuable under the Plan; or (iii) materially modify the requirements for eligibility, then such amendment shall be approved by the holders of a majority of the Company's voting power.

    (J)  Effective Date and Duration of the Plan

         The effective date of the Plan shall be January 1, 1981. Unless previously terminated by the Committee, with Board approval, the Plan shall terminate at the close of business on December 31, 1990, and no Option, Right or Unit shall be granted under the Plan thereafter, but such termination shall not affect any Option, Right or Unit theretofore granted.

9.  Other Payment Provisions

(A) Termination and Change in Control

    Notwithstanding anything herein to the contrary, upon the occurrence of a Termination and Change in Control, the Participants shall be entitled to receive from the Company the payments as provided in Section 9(C) .

(B) Failure to Pay

    Notwithstanding anything herein to the contrary, upon the occurrence of a Failure to Pay, each Participant covered by the situation described in clause (i) of the definition of Failure to Pay, or each of the Participants in the event of a situation described in clause (ii) of that definition, as the case may be, shall be entitled to receive from the Company the payments as provided in Section 9(C).

(C) Payment

    No later than the first to occur of (i) one year following the date hereof for any current Participant, (ii) a Termination and Change in Control or a Failure to Pay for any current Participant or (iii) the date upon which any person who is not a current Participant becomes a Participant, each Participant shall select one of the payment alternatives set forth below with respect to that portion of the Participant's deferred awards equal to the full amount of those awards minus the Funded Amount, and with respect to that portion of those awards equal to the Funded Amount. The payment alternatives selected with respect to the two portions of the deferred awards need not be the same. The payment alternatives are as follows:

    (i) a lump sum payment within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be;

    (ii) payment in monthly, quarterly, semiannual or annual payments, over a period not to exceed fifteen years, as selected by the Participant at the time provided in the first paragraph of this Section 9(C), commencing within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be, which are substantially equal in amount, except that earnings attributable to periods following Termination and Change in Control or Failure to Pay shall be included with each payment.

    Payment shall be made to each such Participant in accordance with his or her selected alternative as provided in Sections
    9(A) and 9(B).

(D) Definitions

    "Deferral Plans" - shall mean the Eaton Incentive
    Compensation Deferral Plan, the Eaton Corporation Deferred
    Incentive Compensation Plan and this Plan.

    "Failure to Pay" - shall mean that the circumstances described in either (i) or (ii) have occurred:

       (i) Any Participant shall have notified the Company and the Trustee in writing that the Company shall have failed to pay to the Participant, when due, either directly or by direction to the Trustee, at least 75% of any and all amounts which the Participant was entitled to receive at any time in accordance with the terms of the Plan, and that such amounts remain unpaid. Such notice must set forth the amount, if any, which was paid to the Participant, and the amount which the Participant believes he or she was entitled to receive under the Plan. The failure to make such payment shall have continued for a period of 30 days after receipt of such notice by the Company, and during such 30-day period the Company shall have failed to prove, by clear and convincing evidence as determined by the Trustee in its sole and absolute discretion, that such amount was in fact paid or was not due and payable; or

       (ii) More than two Plan Participants shall have notified the Company and the Trustee in writing that they have not been paid when due, either directly or by direction to the Trustee, amounts to which they are entitled under the Plan, and that such amounts remain unpaid. Each such notice must set forth the amount, if any, which was paid to the Participant, and the amount which the Participant believes he or she was entitled to receive under the Plan. Within 15 days after receipt of each such notice, the Trustee shall determine, on a preliminary basis, whether any failure to pay such Participants has resulted in a failure to pay when due, directly or by direction, at least 75% of the aggregate amount due to all Participants under all the Deferral Plans in any two-year period, and that such amounts remain unpaid. If the Trustee determines that such a failure has occurred, then it shall so notify the Company and the Participants in writing within the same 15 day period. Within a period of 20 days after receipt of such notice from the Trustee, the Company shall have failed to prove by clear and convincing evidence, in the sole and absolute discretion of the Trustee, that such amount was paid or was not due and payable.

       "Funded Amount" - shall mean, with respect to the deferred awards of any Participant, the value of any assets which have been placed in a grantor trust established by the Company to pay benefits with respect to those awards or that account, as determined at the time initial payments are to be made pursuant to the selections made by the Participants in accordance with Section 9.(C).

       "Termination and Change in Control" - shall mean (a) the termination of the employment of a Participant for any reason whatsoever prior to a Change in Control, but only upon the occurrence of a subsequent Change in Control, or
       (b) the termination of the employment of a Participant for any reason whatsoever during the three-year period immediately following a Change in Control.

       "Trustee" - shall mean the trustee of any grantor trust which holds assets for the payment of the benefits provided by the Plan.

                            Page 1
                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (h)
                 Change in Control Agreement

        AGREEMENT by and between Eaton Corporation, an Ohio corporation (the "Company") and _____________ (the "Executive"), dated as of the 1st day of November, 1996.

        The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Execu-tive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corp-orations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

        NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

        1. Certain Definitions. (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

        (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the third an-niversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

        2.  Change of Control.   For the purpose of this
Agreement, a "Change of Control" shall mean:

        (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Ex-change Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then out-standing voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Com-pany Voting Securities"); provided, however, that for pur-poses of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisi-tion directly from the Company, (ii) any acquisition by the Company, or (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; or

        (b) Individuals who, as of the date hereof, consti-tute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least two-thirds of the directors then comprising the Incum-bent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this pur-pose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election con-test with respect to the election or removal of directors or other actual or threatened solicitation of proxies or con-sents by or on behalf of a Person other than the Board; or

        (c) Consummation by the Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets of another corporation (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combina-tion beneficially own, directly or indirectly, more than 75% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of di-rectors, as the case may be, of the corporation resulting from such Business Combination (including, without limita-tion, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Out-standing Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 25% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting se-curities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execu-tion of the initial agreement, or of the action of the Board, providing for such Business Combination; or

        (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.


Notwithstanding the foregoing, a "Change of Control" shall not be deemed to have occurred as a result of any transaction or series of transactions which the Executive, or any entity in which the Executive is a partner, officer or more than 50% owner initiates, if immediately following the transaction or series of transac-tions that would otherwise constitute a Change in Control, the Executive, either alone or together with other individuals who are executive officers of the Company immediately prior thereto, beneficially owns, directly or indirectly, more than 10% of the then outstanding shares of common stock of the Company or the corporation resulting from the transaction or series of transactions, as applicable, or of the combined voting power of the then outstanding voting securities of the Company or such resulting corporation.

        3. Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commen-cing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

        4.  Terms of Employment.  (a)  Position and Duties.
(i) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commen-surate in all material respects with the most significant of those held, exercised and assigned to the Executive at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

             (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or commit-tees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal invest-ments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subse-quent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibili-
ties to the Company.
                            Page 4

        (b) Compensation. (i) Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be increased no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date, and thereafter at least annually, in each case by a percentage not less than the average annual percentage merit increase in the Executive's base salary during the five (5) full calendar years immediately preceding the Effective Date. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company con-trolled by, controlling or under common control with the Company.

             (ii) Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash in an amount (the "Annual Bonus Amount") at least equal to the Executive's Incentive Potential (as defined in the Eaton Incentive Compensation Plan) for the most recent year for which an Incentive Potential was established before the Effective Date under the Eaton Incentive Compensation Plan, adjusted by the average of the Executive's individual performance rating for each of the three most recent years ended before the Effective Date, but eliminating any Corporate Performance Factor (as defined in the Eaton Incentive Compensation Plan). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

             (iii) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies (including without limitation the Company's Deferred Incentive Compensation Plan, Limited Eaton Service Supplemental Retirement Income Plan, long-term Executive Strategic Incentive Plan and Supplemental and/or Excess Benefits Plans, as and to the extent those plans are in effect from time to time), but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Execu-tive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

             (iv) Welfare Benefit Plans. During the Employ-ment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer execu-tives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided gen-erally at any time after the Effective Date to other peer execu-tives of the Company and its affiliated companies.

             (v) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

             (vi) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately pre-ceding the Effective Date or, if more favorable to the Execu-tive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

             (vii) Office and Support Staff. During the Employ-ment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 120-day period immediately preceding the Effec-tive Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer exec-utives of the Company and its affiliated companies.

             (viii) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affil-iated companies.

        5. Termination of Employment. (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

        (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

             (i) the willful and continued failure of the Ex-ecutive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

            (ii) the willful engaging by the Executive in il-legal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based up-on the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirm-ative vote of not less than three-quarters of the entire member-ship of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Execu-tive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the con-duct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

        (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

             (i)  the assignment to the Executive of any
   duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

            (ii) any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

           (iii) the Company's requiring the Executive to be based at any office or location other than as provided in
   Section 4(a)(i)(B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

            (iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

             (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement.


For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

        (d) Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

        (e)  Date of Termination.  "Date of Termination" means
(i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of re-ceipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is termi-nated by reason of death or Disability, the date of death of the Executive or the Disability Effective Date, as the case may be.

        6. Obligations of the Company upon Termination. (a) Good Reason; Other Than for Cause, Death or Disability. If, during the Employment Period, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

             (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                  A.  the sum of (1) the Executive's Annual
        Base Salary through the Date of Termination, to the extent not theretofore paid to the Executive, (2) the amount, if any, which has been earned by the Executive with respect to any completed Incentive Year under the Eaton Incentive Compensation Plan or any successor thereto, and any completed Award Period under the Eaton Executive Strategic Incentive Plan or any successor thereto, in each case to the extent not theretofore paid to the Executive, and (3) with respect to each Award Period under the Eaton Executive Strategic Incentive Plan or any successor thereto which begins before and ends after the Date of Termination, an amount equal to (x) 100% of the Executive's Individual Incentive Target (as defined in such plan) for such Award Period times (y) a fraction, the numerator of which is the number of days in such Award Period before the Date of Termination, and the denominator of which is the total number of days in such Award Period (the sum of the amounts described in clauses (1), (2) and
        (3) shall be hereinafter referred to as the "Accrued
        Obligations"); and

                  B.  the product of (1) the Multiple (as
        defined below) and (2) the sum of (x) the Executive's
        Annual Base Salary and (y) the Annual Bonus Amount;

            (ii) for a number of years after the Executive's Date of Termination equal to the lesser of two and the Multiple, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility, and for purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed for a number of years after the Date of Termination equal to the lesser of two and the Multiple and to have retired on the last day of such period;

            (iii) to the extent not theretofore paid or pro-vided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

The "Multiple" means the lesser of (i) three and (ii) the number of years and portions thereof (expressed as a decimal fraction) from the Date of Termination until the Executive's 65th birthday.

        (b) Death. If the Executive's employment is termi-nated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obliga-tions to the Executive's legal representatives under this Agree-ment, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obliga-tions shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer execu-tives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's bene-ficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

        (c) Disability. If the Executive's employment is term-inated by reason of the Executive's Disability during the Employ-ment Period, this Agreement shall terminate without further ob-ligations to the Executive, other than for payment of Accrued Ob-ligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favor-able of those generally provided by the Company and its affili-ated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies re-lating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated com-panies and their families.

        (d) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive (x) the Annual Base Salary through the Date of Termination and (y) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

        7.  Non-exclusivity of Rights.  Nothing in this
Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to the last sentence of this Section 7 and to Section 13(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subse-quent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agree-ment except as explicitly modified by this Agreement. Notwith-standing the foregoing, if the Executive becomes entitled to re-ceive severance benefits under Section 6(a) hereof, such sever-ance benefits shall be in lieu of any benefits under any sever-ance or separation plan, program or policy of the Company or any of its affiliated companies to which the Executive would otherwise have been entitled.

        8. Full Settlement; Legal Fees. The Company's ob-ligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be af-fected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Ex-ecutive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and except as specifically provided in Section 6(a)(ii), such amounts shall not be reduced whether or not the Executive obtains other employment. The Com-pany agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (whether such contest is between the Company and the Executive or between either of them and any third party, and including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

        9.   Certain Additional Payments by the Company.

        (a) Anything in this Agreement to the contrary notwith-standing, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Exe-cutive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required un-der this Section 9) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penal-ties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penal-ties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an addi-tional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any in-terest or penalties imposed with respect to such taxes), in-cluding, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax im-posed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

        (b) Subject to the provisions of Section 9(c), all de-terminations required to be made under this Section 9, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Ernst & Young or such other certified public accounting firm as may be designated by the Executive (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's deter-mination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpay-ment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to Section 9(c) and the Executive thereafter is re-quired to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

        (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which he gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

             (i) give the Company any information reasonably requested by the Company relating to such claim,

            (ii) take such action in connection with con-testing such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

           (iii) cooperate with the Company in good faith in order effectively to contest such claim, and

            (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall in-demnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penal-ties with respect thereto) imposed as a result of such represent-ation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all admini-strative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determin-ation before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) im-posed with respect to such advance or with respect to any im-puted income with respect to such advance; and further provided that any extension of the statute of limitations relating to pay-ment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's con-trol of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Exe-cutive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

        (d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 9(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writ-ing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

        10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this
Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

        11. Successors. (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

        (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

        (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its busi-ness and/or assets as aforesaid which assumes and agrees to per-form this Agreement by operation of law, or otherwise.

        12. Trust Deposit. (a) Upon the occurrence of a Pro-posed Change of Control (as defined below) during the Change of Control Period, the Company shall deposit in trust or escrow with a third party cash in an amount sufficient to provide all of the benefits and other payments to which the Executive would be entitled hereunder if a Change of Control occurred on the date of the Proposed Change of Control and the Executive's employment were terminated by the Executive for Good Reason immediately thereafter. Upon such deposit, references hereunder to any payment by the Company shall be deemed to refer to a payment from such trust or escrow; provided, however, that nothing contained herein shall relieve the Company of its obligation to make the payments required of it hereunder in the event any such payment is not made from the trust or escrow.

        (b)  "Proposed Change of Control" means:

             (i) the commencement of a tender or exchange offer by any third person (other than a tender or exchange offer which, if consummated, would not result in a Change of Control) for 25% or more of the Outstanding Company Common Stock or combined voting power of the Outstanding Company Voting Securities;

            (ii) the execution of an agreement by the Com-pany, the consummation of which would result in the occur-rence of a Change of Control;

           (iii) the public announcement by any person (in-cluding the Company) of an intention to take or to consider taking actions which if consummated would constitute a Change of Control other than through a contested election for directors of the Company; or

            (iv) the adoption by the Board, as a result of other circumstances, including circumstances similar or re-lated to the foregoing, of a resolution to the effect that, for purposes of this Agreement, a Proposed Change of Control has occurred.


        13. Miscellaneous. (a) This Agreement shall be gov-erned by and construed in accordance with the laws of the State of Ohio, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

        (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

        If to the Executive:

             _______________________
             _______________________

        If to the Company:

             Eaton Corporation
             Eaton Center
             Cleveland, Ohio  44114-2584

             Attention:  General Counsel


or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

        (c) The invalidity or unenforceability of any pro-vision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

        (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

        (e) The Executive's or the Company's failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, with-out limitation, the right of the Executive to terminate employ-ment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

        (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, prior to the Effective Date, the Executive's employment may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement. From and after the Effective Date this Agreement shall supersede any other agreement between the parties with respect to the subject matter hereof.

        IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from its Board of Directors, the Company has caused this Agreement to be executed in its name on its behalf, all as of the day and year first above written.

                            Page 1
                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (j)
             Executive Incentive Compensation Plan

This plan description is to be applicable to Executive Incentive
Compensation Plan years beginning with 1995.

I.   Purpose

     The purpose of the Plan is to provide an annual incentive compensation opportunity for eligible employees in executive, administrative, professional, technical, or advisory positions whose actions are considered to have a significant impact on corporate performance.

II.  Administration

     The Plan is adopted by the Board of Directors of Eaton Corporation and may be amended, modified or discontinued as the Board, in its sole discretion, may deem necessary. Any changes to the Plan that may be adverse to the interests of the participants will be effective only for years commencing after the year in which the change is adopted.

     The Plan is administered by the Management Compensation Committee (the "Committee), which shall consist of the Chief Executive Officer and up to four officers designated by the Chief Executive Officer. The Committee shall have complete authority to interpret all provisions of the Plan consistent with the law.

III. Concept

     The plan is founded on the concept that the base salaries of the participants are similar to those paid to people performing like jobs in industries in which Eaton competes.

IV.  Eligibility

     Any salaried employee of the Corporation or any of its subsidiaries (including any subsidiary acquired after adoption of this plan) who in the judgment of the Committee meets the criteria described in Article I may be selected for participation in the Plan. The Committee will have final authority for designating participants in the Plan, but may delegate this authority as it deems advisable.

     Employees will be notified in writing when they first become participants in the Plan. An employee may be designated as a participant on the first of any month following the approval of the Committee or its designee.

V.   Calculation of Incentive Compensation Payments

     Plan participants will be placed into one of three (3)
     Incentive Compensation Programs.  These three programs are:

          Operations Program - which will include participants who are assigned to operating units.

          Corporate Staff Program - which will include parti-cipants who are members of corporate staff functional departments.

          Executive Management Program - which will include senior elected officers.

     A Corporate Incentive pool will be created by multiplying participants' salary grade midpoints by Percentage Incentive Factors appropriate for their respective levels of responsibility. The aggregate pool amount will then be multiplied by the Corporate Performance Factor to determine the Adjusted Corporate Incentive Pool.

     The Corporate Performance Factor raises or lowers the initial Corporate Pool based on Eaton's performance as measured by Cash Flow Return on Gross Capital (CFR). A philosophical cornerstone of the plan is the belief that consistently high CFR performance will result in increases in shareholder value. The Compensation Committee of the Board will establish the Corporate Performance Schedule. This schedule will define the threshold, target, and maximum CFR goals and pool adjustment levels for the designated year. This process determines the maximum amount of the adjusted corporate incentive pool but is not linked to the incentive distribution process.

     The process of allocating the incentive funds is based upon performance ratings. In the Operations Program, each appropriate operating unit will be given a rating on a scale from zero (0) to 150. Participants in the Executive Management Program and the Corporate Staff Program will be given individual ratings based on the same scale. These ratings will be established by a senior officer, subject to final review and approval by the Chairman, and will be based primarily upon the success of the unit and/or individual in meeting preestablished objectives. It is intended that the ratings process should allow maximum flexibility for the recognition of unanticipated challenges and opportunities which may not have been contemplated at the time the original objectives were established.

     While it is not necessary that the entire Adjusted Corporate Incentive Pool be allocated to participants, the total of all awards made to participants throughout the Corporation cannot be greater than the sum of the pools of all three programs. Excepted from this provision are the awards made to designated employees by the Board of Directors, which shall be calculated in a manner consistent with the Plan, but which shall be paid from the Corporation's General Funds rather than the incentive fund. At the sole discretion of the Chief Executive Officer, money not distributed from one program may be reallocated to another program.

VI.  Other Provisions

     The Compensation Committee of the Board, in its sole discretion, may adjust the corporate pool by as much as plus or minus ten percent (10%).

     The Plan also provides for a Special Award Fund which will allow the Compensation Committee of the Board of Directors, on an exception basis, to award special payments to individual participants who, in the Committee's judgment, have made extraordinary contributions to the Corporation in a year when there would normally be no incentive due to below threshold corporate performance. The maximum amount of such awards is defined in Article X of this booklet.

VII. Payment

     Incentive compensation will be paid in the year subsequent to the year in which it is earned at the earliest feasible date following the determination of final corporate performance and the calculation of individual incentive payments.

VIII.Service for Part of Year

     A participant must be employed by the Company or one of its subsidiaries at the end of an Award Period in order to be entitled to a payment in respect to such Award Period; provided, however, that a payment, prorated for the participant's length of service during the Award Period, may be authorized by the Committee, in its sole discretion, in the event the employment of a participant terminates before the end of an Award Period due to death, permanent disability, normal or early retirement, closure or divestiture of an Eaton facility or any other reason. Notwithstanding the foregoing, upon any termination of the Plan by the Committee during the term of any Award Period, payments to all participants will be made, prorated for each participant's length of service during the Award Period prior to the date of Plan termination.

IV.  Accounting Provisions

     Awards paid out under the provisions of the Plan to participants in the Operations Program will be accrued for, and charged to, the appropriate units. Awards to participants in the Executive Management and Corporate Staff
     Programs will be accrued for and charged as a corporate administrative expense.

X.   Definitions of Special Terms

     Incentive Potential - The amount derived from multiplying a participant's midpoint by the percentage incentive factor appropriate for the position's level of responsibility.
     This calculation is made prior to any adjustment for individual, group, or corporate results.

     Adjusted Corporate Incentive Pool - The sum of the Incentive
     Potential for all participants in each of the three programs multiplied by the Corporate Performance Factor.

     Corporate Performance Factor - Adjustment percentages which raise or lower the Corporate Incentive Pool based on Eaton's performance. The following schedule will be applied to incentive years beginning in 1994 and will remain in effect until adjusted by action of the Compensation Committee of the Board of Directors.

                                         Corporate
                                        Performance
      CFR                                  Factor
     -----                                 ------
     13.0%               Threshold            40%
     16.0%               Target              100%
     18.5%               Maximum             200%

     Cash Flow Return on Gross Capital - Net income plus depreciation, goodwill amortization and after-tax net interest divided by capital plus accumulated depreciation minus goodwill and short-term investments.

     Special Award Fund - An amount not greater than ten percent (10%) of the sum of the Corporate Incentive Pool. The Compensation Committee of the Board of Directors will have sole authority to grant up to the maximum of this Fund to recognize extraordinary contributions to the Corporation in a year when the CFR threshold was not met and the Plan did not generate payments for participants.

     Midpoint - The midpoint of the base salary range for each participant's level of responsibility as effective on July
     1st of each new incentive year.

     Percentage Incentive Factor Schedule - A schedule outlining the percentage to be applied against the midpoint of the base salary range of each level of participant in order to
     determine their Incentive Potential.   The incentive factor
     will vary according to level of responsibility and may be changed from time to time to reflect the competitive practices for companies comparable to Eaton. The schedule will be established by the Compensation Department subject to review and approval of the Compensation Committee of the Board of Directors.

                            Page 1
                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (k)
       Plan for the Deferred Payment of Directors' Fees
       (amended and restated as of September 24, 1996)

                          ARTICLE I

                    ESTABLISHMENT OF PLAN

 1.01  "Establishment of Plan and Effective Date":  Eaton
        Corporation (the "Company") has established this Plan for the Deferred Payment of Directors' Fees (the "Plan") effective as of October 23, 1985. This Amendment and
        Restatement of the Plan shall be effective as of September 24, 1996.

 1.02 "Statement of Purpose": It is the purpose of the Plan to attract and retain qualified persons to serve as Directors of the Company by enabling such Directors to defer some or all fees which may be payable to them for future services as a member of the Board of Directors of the Company or as chairman or a member of any committee of the Board.

                          ARTICLE II

                         DEFINITIONS

       When used herein the following terms shall have the meanings indicated unless a different meaning is clearly required by the context:

 2.01  "Board":  The Board of Directors of Eaton Corporation.

 2.02 "Change in Control of the Company": For purposes of the Plan, a "Change in Control of the Company" shall be deemed to have occurred if (i) a tender offer shall be made and consummated for the ownership of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding voting securities, (ii) the Company shall be merged or consolidated with another corporation and as a result of such merger or consolidation less than 75% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the former shareholders of the Company, other than affiliates (within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act")) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger or consolidation, (iii) the Company shall sell substantially all of its assets to another corporation which is not a wholly-owned subsidiary of the Company,
        (iv) any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, or (v) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new Director was approved by a vote of at least two-thirds of the Directors then still in office who were Directors at the beginning of the period. For purposes of the Plan, ownership of voting securities shall take into account and include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(i) of the Exchange Act (as then in effect).

 2.03 "Committee": The Corporate Compensation Committee of the Company which shall have full power and authority to administer and interpret, in its sole discretion, the provisions of the Plan.

 2.04 "Company": Eaton Corporation and its corporate successors.

 2.05 "Compensation": The total annual fees paid to a Participant for services as a Director of the Company including the annual retainer fee, Board meeting attendance fees, additional annual retainer fees paid to Board Committee chairmen and any other fees paid by the Company for services as a Director of the Company.

 2.06. "Deferral Plans": The Company's plan of the same name as this Plan and this Plan.

 2.07 "Deferred Account Balance": At any particular date, the total of all Compensation deferred under the Plan and earnings credited thereto less the amount of any deferred Compensation previously paid to the Participant.

 2.08 "Deferred Compensation Agreement": The written agreement between the Company and a Participant substantially in the form attached hereto as Exhibit A and made a part hereof.

 2.09 "Designated Beneficiary": One or more beneficiaries, as designated by a Participant in a written form filed with the Vice President and Secretary of the Company and approved by the Committee, to whom payments otherwise due to or for the benefit of the Participant hereunder shall be made in the event of his death prior to the commencement of benefit payments hereunder or the complete payment of such benefit. In the event no such written designation is made by a Participant or if such Designated Beneficiary shall not be in existence at the time of the Participant's death or if such Designated Beneficiary predeceases the Participant, the Participant shall be deemed to have designated his estate as the Designated Beneficiary.

 2.10  "Failure to Pay": The circumstances described in either
        (i) or (ii) have occurred:

       (i) Any Participant shall have notified the Company and the Trustee in writing that the Company shall have failed to pay to the Participant, when due, either directly or by direction to the trustee of any trust holding assets for the payment of benefits pursuant to the Plan, at least 75% of any and all amounts which the Participant was entitled to receive at any time in accordance with the terms of the Plan, and that such amounts remain unpaid.
           Such notice must set forth the amount, if any, which was paid to the Participant, and the amount which the Participant believes he or she was entitled to receive under the Plan. The failure to make such payment shall have continued for a period of 30 days after receipt of such notice by the Company, and during such 30-day period the Company shall have failed to prove, by clear and convincing evidence as determined by the Trustee in its sole and absolute discretion, that such amount was in fact paid or was not due and payable; or

      (ii) More than two Participants shall have notified the Company and the Trustee in writing that they have not been paid when due, either directly or by direction to the Trustee, amounts to which they are entitled under the Plan and that such amounts remain unpaid. Each such notice must set forth the amount, if any, which was paid to the Participant, and the amount which the Participant believes he or she was entitled to receive under the Plan. Within 15 days after receipt of each such notice, the Trustee shall determine, on a preliminary basis, whether any failure to pay such Participants has resulted in a failure to pay when due, directly or by direction, at least 75% of the aggregate amount due to all Participants under all the Deferral Plans in any two-year period, and that such amounts remain unpaid. If the Trustee determines that such a failure has occurred, then it shall so notify the Company and the Participants in writing within the same 15 day period. Within a period of 20 days after receipt of such notice from the Trustee, the Company shall have failed to prove by clear and convincing evidence, in the sole and absolute discretion of the Trustee, that such amount was paid or was not due and payable.

 2.11 "Funded Amount": With respect to the account of any Participant, the value of any assets which have been placed in a grantor trust established by the Company to pay benefits with respect to that account, as determined at the time initial payments are to be made pursuant to the selections made by the Participants in accordance with Section 6.03 .

 2.12 "Lump Sum Payment": The lump sum amount which is equal to the then present value of the payment, in fifteen annual payments commencing on the date of the lump sum payment, of the Participant's Deferred Account Balance plus a rate of return thereon equal to the rate or rates of interest specified in the Participant's Deferred Compensation Agreement throughout that fifteen year period, discounted with a rate of interest equal to "Moody's Corporate Bond Yield Average - Monthly (Average Corporates)" most recently published by Moody's Investor Services, Inc., or any successor thereto, at the time of the calculation.

 2.13 "Normal Retirement":  Retirement as a Director of the
       Company at the Normal Retirement Date.

 2.14 "Normal Retirement Date": The date a Participant retires from the Board of Directors after attaining the age of sixty-eight (68).

 2.15 "Participant": A Director who is or hereafter becomes eligible to participate in the Plan and does participate by electing, in the manner specified herein, to defer
       Compensation pursuant to the Plan.

 2.16 "Plan":  This Plan for the Deferred Payment of
       Directors' Fees as contained herein which was originally effective as of October 23, 1985, and which has been amended from time to time thereafter.

 2.17 "Regular Annuity Starting Date": The April 1st immediately following a Participant's Normal Retirement
       Date.

 2.18 "Termination and Change in Control": The termination of the service as a Director of a Participant for any reason whatsoever prior to a Change in Control, upon a Change in Control or during the three-year period immediately following a Change in Control.

 2.19 "Trustee":   Shall mean the trustee of any trust which
       holds assets for the payment of the benefits provided by the Plan.

                          ARTICLE III

                 ELIGIBILITY AND PARTICIPATION

 3.01 "Eligibility": Any Director of the Company who is separately compensated for his services on the Board and who is first elected to the Board prior to 1996 shall be eligible to participate under the Plan. Directors who serve as either an officer or an employee of the Company, or who are first elected after 1995, shall not be eligible to participate under the Plan.

 3.02  "Manner of Election":

        (a) Any person wishing to commence participation in the Plan must file a signed copy of the Deferred Compensation Agreement in the form attached as Exhibit A with the Vice President and Secretary of the Company at Eaton Center, Cleveland, Ohio 44114. If the Company accepts the Election, an eligible Director shall become a Participant in the Plan as of December 1, 1985 for an Election filed in 1985 and as of the January 1st immediately following the date an Election is filed in any year after 1985 if such Election is filed prior to December 1 of such year. Upon the request of a Participant, the Committee may in its sole discretion approve the termination of future deferrals by such Participant.

        (b) The Board shall be vested with the authority to deny Participants the opportunity to defer future Compensation pursuant to the Plan for any reason if such denial is applied equitably to all Participants; provided, however, that the foregoing authority does not apply to any

               Participant's right to continue to defer the amount constituting his then existing Deferred Account Balance and any past and future earnings thereon, which amounts shall continue to be deferred and/or paid in accordance with the other terms and conditions of this Plan.

 3.03  "Limits on Deferred Compensation":

        (a) Subject to required minimum and maximum annual limitations on the amount of Compensation which may be deferred equal to $5,000 and $30,000, respectively, a Participant may defer all or any portion of his future Compensation which is earned during a period of at least four (4) years (16 full calendar quarters) or for the period to his Normal Retirement Date, if earlier, or for any period of time longer than four years which ends prior to his Normal Retirement Date. Future Compensation in excess of the $30,000 annual limitation may be deferred pursuant to the Company's Plan for Deferred Payment of Directors' Fees adopted as of June 1, 1980 (the "1980 Plan"), which plan continues to be effective.

        (b) Notwithstanding the annual limitations imposed under Section 3.03(a), an eligible Participant under the Plan may elect, in the manner specified in Section 3.02, prior to December 1, 1985, to have all or part of his Compensation which was deferred under the 1980 Plan to be held and distributed in accordance with the terms and conditions of the Plan.

                          ARTICLE IV

                     RETIREMENT BENEFITS

 4.01  "Normal Retirement Benefit":

        (a)    The Normal Retirement Benefit is a level fifteen
               (15) year annuity payable to a Participant who has attained Normal Retirement in fifteen (15) equal annual installments commencing on the Participant's Regular Annuity Starting Date and continuing on the anniversary of that date each year thereafter until fifteen (15) annual payments have been made;

        (b) The Normal Retirement Benefit shall be calculated by reference to the Participant's total Compensation deferred under the Plan and the rate or rates of interest specified in his Deferred Compensation Agreement; provided, however, that the Committee may determine, in its sole discretion, to pay the Normal Retirement Benefit in a Lump Sum Payment.

 4.02 "Early Termination Benefit": The Normal Retirement Benefit provided under the Plan is based on the assumption that each Participant will defer a specified amount of Compensation for a specified period of time of not less than (4) years or to his Normal Retirement

        Date, if earlier. In the event a Participant has not deferred Compensation in accordance with the terms and conditions of the Plan for at least four (4) years, resigns as a Director of the Company on a date which is before i) the end of the deferral period he elected or
        ii) his Normal Retirement Date, and iii) any Proposed Change in Control of the Company, then in lieu of the Normal Retirement Benefit described in Section 4.01(a) hereof, the Participant shall be entitled to receive an Early Termination Benefit either at age 68 or at the date of his termination as a Director, as determined by the Committee in its sole discretion. The Early Termination Benefit shall be equal to his Deferred Account Balance at the time of his termination as Director and shall be payable in a lump sum or in up to fifteen (15) equal annual installments, as determined by the Committee in its sole discretion. To the Early Termination Benefit payable to a Participant under this
        Section 4.02 shall be added interest at the rate specified in his Deferred Compensation Agreement, compounded annually, and credited on the unpaid deferred Compensation from the date of termination until the date paid by the Company.

 4.03 "Entitlement to Normal Retirement Benefit After a Change in Control of the Company": Notwithstanding anything to the contrary herein, if within three years after a Change in Control of the Company any Participant who, before his Normal Retirement Date, is removed as a Director of the Company by a vote of the shareholders, resigns as a Director of the Company, completes his term of office as a Director of the Company and is not re-elected for the next successive term or is otherwise unable to defer additional Compensation for a full (4) years or until his Normal Retirement Date, whichever is earlier, because of any amendment, suspension or termination of the Plan, shall be entitled to receive the Normal Retirement Benefit payable as provided in
        Section 4.01(a) based upon his then existing Deferred
        Account Balance.

                          ARTICLE V

                      SURVIVOR BENEFIT

 5.01 "Survivor Benefit": Upon the occurrence of any of the following events, the Company shall pay to a Participant's Designated Beneficiary a benefit as defined in this ARTICLE V (herein referred to as a "Survivor Benefit"):

        (a) The death of a Participant while serving as a Director of the Company; or

        (b) The death of a Participant after becoming entitled to a Normal Retirement Benefit or an Early Termination Benefit but prior to commencement of payment of either such benefit.

 5.02 "Amount of Survivor Benefit": The Survivor Benefit shall be an amount equal to the Participant's Deferred Account Balance at the date of his death together with interest thereon, compounded annually, from the date Compensation was deferred until the date it is completely paid by the Company (a "Deferral Period") at a rate equal to the prime rate announced by AmeriTrust Company National Association in Cleveland, Ohio (or any successor thereto) (hereinafter referred to as the "Prime Rate") from time to time during the Deferral Period. The Survivor Benefit shall be paid either in a lump sum or in up to fifteen (15) annual installments, as determined by the Committee in its sole discretion.

 5.03  "Survivor Benefit After Commencement of Benefit Payments
        to the Participant":   In the event a Participant who
        has begun to receive benefit installment payments under the Plan dies prior to full payment of his Normal Retirement Benefit or Early Termination Benefit, all remaining payments due hereunder shall be made to such Participant's Designated Beneficiary in the same amount as was being received by the Participant.

                          ARTICLE VI

                CERTAIN PAYMENTS TO PARTICIPANTS

 6.01 "Termination and Change in Control": Notwithstanding anything herein to the contrary, upon the occurrence of a Termination and Change in Control, the Participants shall be entitled to receive from the Company the payments as provided in Section 6.03.

 6.02 "Failure to Pay": Notwithstanding anything herein to the contrary, upon the occurrence of a Failure to Pay, each Participant covered by the situation described in clause
        (i) of the definition of Failure to Pay, or each of the Participants in the event of a situation described in clause (ii) of that definition, as the case may be, shall be entitled to receive from the Company the payments as provided in Section 6.03.

 6.03 "Payment Requirement": No later than the first to occur of (i) six months following the date hereof for any current Participant, (ii) a Termination and Change in Control or a Failure to Pay for any current Participant or (iii) the date upon which any person who is not a current Participant upon the date hereof becomes a Participant, each Participant shall select one of the payment alternatives set forth below with respect to that portion of the Participant's account equal to the full amount of the account minus the Funded Amount, and with respect to that portion of the account equal to the Funded Amount. The payment alternatives selected with respect to the two portions of the account need not be the same. The payment alternatives are as follows:

        (a) a Lump Sum Payment within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be;

        (b) payment in monthly, quarterly, semiannual or annual payments, over a period not to exceed fifteen years, as selected by the Participant at the time provided in the first paragraph of this
               Section 6.03, commencing within 30 days
               following the Termination and Change in Control or Failure to Pay, as the case may be, which are substantially equal in amount, except that earnings attributable to periods following Termination and Change in Control or Failure to Pay at the rate or rates of interest specified in the Participant's Deferred Compensation Agreement shall be included with each payment.

        Payment shall be made to each such Participant in accordance with his or her selected alternative as provided in Sections 6.01 and 6.02.

                          ARTICLE VII

                  AMENDMENT AND TERMINATION

 7.01 "Right to Amend and Terminate the Plan": The Company fully expects to continue the Plan but it reserves the right, at any time or from time to time, by action of the Board, to modify or amend the Plan, in whole or in part. In addition, the Company reserves the right by action of the Board to terminate the Plan, in whole or in part, at any time and for any reason, including, but not limited to, adverse changes in the federal tax laws. Notwithstanding anything herein to the contrary, no amendment, modification or termination of the Plan shall, without the consent of the Participant, alter this provision or impair any of the Participant's rights under the Plan with respect to benefits accrued prior to such amendment, modification or termination.

 7.02  "Plan Termination Benefit":

        (a) In the event of the complete termination of the Plan, each Participant shall be entitled to receive an amount equal to his then Deferred Account Balance (other than amounts initially deferred under the l980 Plan which will continue to be held in accordance with the terms of the
               Plan) together with interest thereon at the Prime Rate in effect from time to time during such Deferral Period, compounded annually, and credited from the date of deferral until the date paid by the Company (hereinafter referred to as a "Plan Termination Benefit"). As determined by the Committee in its sole discretion, the Plan Termination Benefit shall be payable either in a lump sum or in up to fifteen (15) annual installments commencing at the time elected by the Participant in his Deferred Compensation Agreement prior to the Deferral Period.

        (b) In the event of a Participant's death prior to the complete payment of the benefits provided under this Section 8.02, all remaining payments due hereunder shall be made to the Participant's Designated Beneficiary in the same amount as was being received by the Participant.

 7.03 "Right to Amend or Terminate the Plan After a Change in Control of the Company": Notwithstanding anything to the contrary herein, no amendment shall be made to the Plan after a Change in Control of the Company which would alter or impair this Section 7.03 or any rights or obligations under the Plan in relation to any Participant without the prior written consent of the Participant; and in the event of complete termination of the Plan after a Change in Control of the Company, each Participant shall be entitled to receive his Normal Retirement Benefit, if greater than the Plan Termination Benefit, payable as provided in Section 4.01(a) based upon his then existing Deferred Account Balance.

                         ARTICLE VIII

                        MISCELLANEOUS

 8.01 "Non-Alienation of Benefits": Subject to any federal statute to the contrary, no right or benefit under the Plan shall be subject to anticipation, alienation, sale, assignment, pledge, encumbrance, or charge, and any attempt to anticipate, alienate, sell, assign, pledge, encumber, or charge any right or benefit under the Plan shall be void. No right or benefit hereunder shall in any manner be liable for or subject to the debts, contracts, liabilities, or torts of the person entitled to such benefits. If a Participant or his Designated Beneficiary (if entitled to benefits under the Plan) shall become bankrupt, or attempt to anticipate, alienate, sell, assign, pledge, encumber, or charge any right hereunder, then such right or benefit shall, in the discretion of the Committee, cease and terminate, and in such event, the Company may hold or apply the same or any part thereof for the benefit of the Participant or his spouse, children, or other dependents, or any of them, in such manner and in such amounts and proportions as the Committee may deem proper.

 8.02 "No Trust Created": The obligations of the Company to make payments hereunder shall constitute a liability of the Company to the Participant. Such payments shall be made from the general funds of the Company, and the Company shall not be required to establish or maintain any special or separate fund, or purchase or acquire life insurance on a Participant's life, or otherwise to segregate assets to assure that such payments shall be made, and neither a Participant nor Designated Beneficiary shall have any interest in any particular asset of the Company by reason of its obligations hereunder. Nothing contained in the Plan shall create or be construed as creating a trust of any kind or any other fiduciary relationship between the Company and a Participant or any other person.

 8.03 "No Employment Agreement": The Plan shall not be deemed to constitute a contract of employment between the Company and a Participant. Neither shall the execution of the Plan nor any action taken by the Company pursuant to the Plan be held or construed to confer on a Participant any legal right to be continued as Director of the Company, in an executive position or in any other capacity with the Company whatsoever; nor shall any provision herein restrict the right of any Participant to resign as a Director.

 8.04 "Binding Effect": Obligations incurred by the Company pursuant to the Plan shall be binding upon and inure to the benefit of the Company, its successors and assigns, and the Participant or his Designated Beneficiary.

 8.05 "Claims for Benefits": Each Participant or Designated Beneficiary must claim any benefit to which he may be entitled under this Plan by filing a written notification with the Vice President and Secretary of the Company. The Committee shall make all determinations with respect to such claims for benefits. If a claim is denied by the Committee, it must be denied within a reasonable period of time in a written notice stating the following:

              (a)  The specific reason for the denial.

              (b)  The specific reference to the Plan
                   provision on which the denial is based.

              (c)  A description of additional information
                   necessary for the claimant to present his claim, if any, and an explanation of why such information is necessary.

              (d) An explanation of the Plan's claims review procedure.

        The claimant may have a review of the denial by the Committee by filing a written notice with the Vice
        President and Secretary of the Company within sixty (60) days after the notice of the denial of his claim.

        The written decision by the Committee with respect to the review must be given within one hundred and twenty
        (120) days after receipt of the written request.

 8.06 "Entire Plan": This document and any amendments hereto contain all the terms and provisions of the Plan and shall constitute the entire Plan, any other alleged terms or provisions being of no effect.

                          ARTICLE IX

                         CONSTRUCTION

 9.01 "Governing Law": The Plan shall be construed and governed in accordance with the law of the State of Ohio.

 9.02 "Gender": The masculine gender, where appearing in the Plan, shall be deemed to include the feminine gender, and the singular may include the plural, unless the context clearly indicates to the contrary.

 9.03 "Headings, etc.": The cover page of the Plan, the Table of Contents and all headings used in this Plan are for convenience of reference only and are not part of the substance of the Plan.

                           Exhibit A

                DEFERRED COMPENSATION AGREEMENT

       THIS AGREEMENT is made this       day of         , 199_ ,
 between EATON CORPORATION (hereinafter the "Company"), an Ohio
 corporation, and                             , a non-employee
 Director of the Company (hereinafter called  "Participant").

       WHEREAS, the Board of Directors of the Company has approved a Plan for the Deferred Payment of Directors' Fees (the
 "Plan") for the purpose of attracting and retaining qualified persons to serve as Directors of the Company;

       WHEREAS, the Plan provides that a Director becomes a participant under the Plan upon the execution and delivery by him of a Deferred Compensation Agreement, in the form of this Agreement, to the Administrative Committee under the Plan, and the acceptance of such agreement by the Company;

       NOW, THEREFORE, in consideration of the mutual agreements herein contained, the Company and the Participant hereby agree as follows:

        1. Participation. This Agreement is made to evidence the Participant's participation in the Plan, to set forth the amount of the Participant's Compensation to be deferred thereunder and to establish the interest rates to be used to calculate the Participant's Normal Retirement Benefit and his Early Termination Benefit under the Plan.

        2. The Plan Controls. The Plan (and all its provisions), as it now exists and as it may be amended hereafter, is incorporated herein and made a part of this Agreement, and the provisions of the Plan, as it may be amended from time to time, shall control the terms and conditions of this Agreement and anything contained herein which is inconsistent with the Plan, as so amended, shall be of no force or effect.

        3. Definitions. When used herein, the terms which are defined in the Plan shall have the meanings given them in the Plan.

        4. No Interest Created. Neither the Participant nor his Designated Beneficiary shall have any interest in any specific asset of the Company, including policies of insurance. The Participant and his Designated Beneficiary shall have only the right to receive the benefits provided under the Plan.

        5. Deferrals. Pursuant to ARTICLE III of the Plan, the Participant hereby elects to defer the receipt of, and the Company hereby elects to defer the payment of,
        future Compensation in the amount of            Dollars
        ($                ) for each calendar year during the
        period of                     to                 .

        6. Normal Retirement Benefit Interest Rate. The Participant's Normal Retirement Benefit shall be determined by crediting interest to the Participant's total Compensation deferred under the Plan (including amounts transferred from the Company's Plan for the

        Deferred Payment of Directors' Fees established as of
        June 1, 1980) at the rate of      % compounded annually
        from the date of deferral until paid by the Company.

        7.  Early Termination Benefit Interest Rate.  In
        accordance with ARTICLE IV of the Plan, interest shall
        be credited to the Early Termination Benefit at a rate
        equal to      %, compounded annually.

        8. Disposition In the Event of Plan Termination. In the event the Company determines to terminate the Plan, the Participant hereby elects to have his Plan Termination Benefit (other than amounts transferred from the 1980 Plan) distributed as indicated by the Participant below: (The Participant should check only one of the boxes below and sign his initials in the opposite blank).

                          I hereby elect to have payment of
       --------           the Plan Termination Benefit
       initials           commence within a reasonable period
                          of time after the Plan termination
                          date; or

                          I hereby elect to have the Plan
       --------           Termination Benefit be retained by the
       initials           Company, credited with interest during
                          the Deferral Period, compounded
                          annually, at the Prime Rate and paid
                          commencing upon the earlier to occur
                          of my Normal Retirement or my resigna-
                          tion from the Board of Directors of
                          the Company.

        The Company shall determine in its sole discretion whether the Plan Termination Benefit shall be paid in a lump sum or in up to fifteen (15) annual installments.

        9. Entire Agreement. This Agreement contains the entire agreement and understanding by and between the Company and the Participant, and no representations, promises, agreements, or understandings, written or oral, not contained herein shall be of any force or effect.

                            Page 1
                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (l)
       Plan for the Deferred Payment of Directors' Fees
               (originally adopted in 1980 and
           amended and effective February 25, 1997)

1. Purpose of Plan. It is the purpose of this Plan for Deferred Payment of Directors' Fees (the "Plan") to enable each Director of Eaton Corporation (the "Company") to defer some or all fees which may be payable to the Director for future services to be performed by him as a member of the Board of Directors of the Company, or as a member of any committee thereof.

2. Eligibility. Any Director of the Company who is separately compensated for his services on the Company's Board of Directors, or on any committee of such Board, and who is first elected to the Board prior to 1996, shall be eligible to participate in the Plan. Directors who are first elected to the Board after 1995 shall not be eligible to participate in the Plan.

3. Manner of Election. Any person wishing to participate in the Plan must file with the Secretary of the Company at Eaton Center, 1111 Superior Avenue, Cleveland, Ohio 44114-2584, a written notice, on the Notice of Election form attached as Exhibit A, electing to defer payment of all or a portion of his compensation as a Director (an "Election"). An Election shall become effective upon the effective date of the Plan if filed within thirty (30) days following such date. Thereafter, a person for whom an Election is not in effect may elect to participate in the Plan as follows: (a) with respect to Directors' fees payable for any calendar year by filing an Election, in accordance with the procedure described above, on or before December 31 of the preceding calendar year; and (b) with respect to Directors' fees payable for any portion of a calendar year which remains at the time of such person's initial election to the Office of Director of the Company, or any subsequent re-election if immediately prior thereto he was not serving as a Director, by filing an Election, in accordance with the procedure described above, within thirty (30) days subsequent to such election or re-election. An effective Election may not be revoked or modified with respect to Directors' fees payable for the calendar year or portion of a calendar year for which such Election is effective and such Election, unless terminated or modified as described below, shall apply to Directors' fees payable with respect to each subsequent calendar year. An effective Election may be terminated or modified for any subsequent calendar year by the filing, as described above, of either a new Election, in regard to modifications, or a Notice of Termination, on the form attached as Exhibit B, in regard to terminations, on or before December 31 immediately preceding the calendar year for which such modification or termination is to be effective. An effective Election shall also terminate on the date a person ceases to be a Director. A person for whom an effective Election is terminated may thereafter file a new Election for future calendar years for which he is eligible to participate in the Plan.

     Notwithstanding anything herein to the contrary, a Director may elect to have held and distributed in accordance with the terms and conditions of the 1996 Non-Employee Director Fee Deferral Plan all or part of his or her compensation which was deferred under the Plan.

4. Compensation Account. The amount of any Director's fees deferred in accordance with an Election shall be credited to a deferred compensation account maintained by the Company in the name of the Director ("Deferred Compensation Account").

5.   Adjustment of Deferred Compensation Account.  As of each
     Accounting Date (as defined below), the Deferred
     Compensation Account for each Director shall be adjusted for the period elapsed since the last preceding Accounting Date as follows:

     (a) First, the account shall be charged with any distribution made during the period in accordance with Paragraph 7, below.

     (b)  Then, the account shall be credited with the Interest
          Factor for that period, as defined in Paragraph 6, below.

     (c) Finally, the account shall be credited with the amount, if any, of any Director's fees deferred during that period in accordance with an effective Election under Paragraph 3, above.

     For purposes of this Plan, the term "Accounting Date" means each March 31, June 30, September 30 and December 31.

6. Interest Factor. As at any Accounting Date, the term "Interest Factor" means an amount, if any, determined by multiplying (i) an amount equal to the balance of the Director's Deferred Compensation Account as of the close of business on the next preceding Accounting Date by (ii) a percentage determined by multiplying (A) the average of the prime rates of interest in effect at KeyBank (or any successor thereto), Cleveland, Ohio on the Accounting Date and the next preceding Accounting Date by (B) 1/4.

7. Manner of Payment. A Director's deferred fees will be paid to him or, in the event of his death, to his designated beneficiary, in accordance with his Election. If a Director elects to receive payment of his deferred fees in installments rather than in a lump-sum, the payment period shall not exceed ten years following the Payment Commencement Date, as defined in Paragraph 8 below. The amount of any installment payment shall be determined by multiplying (i) the balance in the Director's Deferred Compensation Account on the date of such installment by (ii) a fraction, the numerator of which is one and the denominator of which is the number of remaining unpaid installments. The balance of the account shall be appropriately reduced in accordance with Paragraph 5, above, to reflect the installment payments made hereunder. Amounts held pending distribution pursuant to this Paragraph 7 shall continue to be credited with the Interest Factor described in Paragraph 6 above.

8. Payment Commencement Date. Payments of amounts deferred pursuant to an election under the Plan shall commence on March 30 of the first year of deferred payment selected by a Director in his Election. If a Director dies prior to the first year of deferred payment selected by him, payments shall commence on March 30 of the calendar year immediately following the year of his death.

9. Beneficiary Designation. A Director may designate, in the Beneficiary Designation form attached as Exhibit C, any person to whom payments are to be made if the Director dies before receiving payment of all amounts due hereunder. A beneficiary designation will be effective only after the signed Beneficiary Designation form is filed with the Secretary of the Company while the Director is alive and will cancel all beneficiary designations signed and filed earlier. If the Director fails to designate a beneficiary as provided above, or if all designated beneficiaries of the Director die before the Director or before complete payment of all amounts due hereunder, remaining unpaid amounts shall be paid in one lump sum to the estate of the last to die of the Director or the Director's designated beneficiaries, if any.

10.  Certain Payments to Directors.

     (a) Notwithstanding anything herein to the contrary, upon the occurrence of a Termination and Change in Control, the Directors shall be entitled to receive from the Company the payments as provided in Section 10(c) .

     (b) Notwithstanding anything herein to the contrary, upon the occurrence of a Failure to Pay, each Director covered by the situation described in clause (i) of the definition of Failure to Pay, or each of the Directors in the event of a situation described in clause (ii) of that definition, as the case may be, shall be entitled to receive from the Company the payments as provided in Section 10(c).

     (c) No later than the first to occur of (i) six months following the date hereof for any current Director,
          (ii) a Termination and Change in Control or a Failure to Pay for any current Director or (iii) thirty days after the date upon which any person who is not a current Director upon the date hereof becomes a Director, each Director shall select one of the payment alternatives set forth below with respect to that portion of the Director's Deferred Compensation Account equal to the full amount of the account minus the Funded Amount, and with respect to that portion of the account equal to the Funded Amount. The payment alternatives selected with respect to the two portions of the account need not be the same. The payment alternatives are as follows:

          (I) a lump sum payment within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be;

          (II) payment in monthly, quarterly, semiannual or annual payments, over a period not to exceed fifteen years, as selected by the Director at the time provided in the first paragraph of this

               Section 10(c), commencing within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be, which are substantially equal in amount, except that earnings attributable to periods following Termination and Change in Control or Failure to Pay shall be included with each payment.

     Payment shall be made to each such Director in accordance with his or her selected alternative as provided in Sections
     10(a) and 10(b).

11. Non-Alienability of Benefits. Neither the Director nor any beneficiary designated by him shall have any right to, directly or indirectly, alienate, assign or encumber any amount that is or may be payable hereunder.

12. Administration of Plan. Full power and authority to construe, interpret and administer the Plan shall be vested in the Company's Board of Directors. Decisions of the Board shall be final, conclusive and binding upon all parties. Notwithstanding the terms of an Election made by a participant hereunder, the Board of Directors of the Company may, in its sole discretion, change the terms of such Election upon the request of a participant or his representative, or a participant's beneficiary or such beneficiary's representative, after considering the needs of the Company and of the participant or the participant's beneficiary.

13.  Certain Definitions.

     "Deferral Plans": The Company's plan of the same name as this Plan and this Plan.

     "Failure to Pay": The circumstances described in either (i) or (ii) have occurred:

     (i) Any Director shall have notified the Company and the Trustee in writing that the Company shall have failed to pay to the Director, when due, either directly or by direction to the trustee of any trust holding assets for the payment of benefits pursuant to the Plan, at least 75% of any and all amounts which the Director was entitled to receive at any time in accordance with the terms of the Plan, and that such amounts remain unpaid. Such notice must set forth the amount, if any, which was paid to the Director, and the amount which the Director believes he or she was entitled to receive under the Plan. The failure to make such payment shall have continued for a period of 30 days after receipt of such notice by the Company, and during such 30-day period the Company shall have failed to prove, by clear and convincing evidence as determined by the Trustee in its sole and absolute discretion, that such amount was in fact paid or was not due and payable; or

     (ii) More than two Directors shall have notified the Company and the Trustee in writing that they have not been paid when due, either directly or by direction to the Trustee, amounts to which they are entitled under the Plan and that such amounts remain unpaid. Each such notice must set forth the amount, if any, which was paid to the Director, and the amount which the Director believes he or she was entitled to receive under the Plan. Within 15 days after receipt of each such notice, the Trustee shall determine, on a preliminary basis, whether any failure to pay such Directors has resulted in a failure to pay when due, directly or by direction, at least 75% of the aggregate amount due to all Directors under all the Deferral Plans in any two-year period, and that such amounts remain unpaid. If the Trustee determines that such a failure has occurred, then it shall so notify the Company and the Directors in writing within the same 15 day period. Within a period of 20 days after receipt of such notice from the Trustee, the Company shall have failed to prove by clear and convincing evidence, in the sole and absolute discretion of the Trustee, that such amount was paid or was not due and payable.

       "Funded Amount": With respect to the Deferred Compensation Account of any Director, the value of any assets which have been placed in a grantor trust established by the Company to pay benefits with respect to that account, as determined at the time initial payments are to be made pursuant to the selections made by the Participants in accordance with Section 10(c).

       "Termination and Change in Control": The termination of the service as a Director of a Director for any reason whatsoever prior to a Change in Control, upon a Change in Control or during the three-year period immediately following a Change in Control.

       "Trustee": The trustee of any trust which holds assets for the payment of the benefits provided by the Plan.

14. Governing Law. The provisions of the Plan shall be interpreted and construed in accordance with the laws of the State of Ohio.

15. Effective Date and Amendment. This amendment and restatement of the Plan shall become effective on September 24, 1996. The Committee may amend or terminate the Plan at any time; provided that no such amendment or termination shall adversely affect the amounts in any then-existing Deferred Compensation Account or the payment thereof in accordance with each Director's
       Election.

                            Page 1
                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (m)
         1996 Non-Employee Director Fee Deferral Plan
             (amended effective February 25, 1997)

                          I.  Purpose

        The 1996 Non-Employee Director Fee Deferral Plan (the "Plan") enables each Director of Eaton Corporation ("Eaton" or the "Company") who is not employed by the Company to defer re-ceipt of fees that may be payable to him or her for future services as a member of the Board of Directors of the Company (the "Board") or as chairman or as a member of any committee of the Board. The purpose of the Plan is to help attract and re-tain highly qualified individuals to serve as members of the Com-pany's Board of Directors and as members of committees thereof.

                       II.  Eligibility

        All members of the Board who are not employed by the Company are eligible to participate in the Plan with respect to amounts earned as fees for services as a member of the Board or as chairman or a member of any committee of the Board.

                       III.  Definitions

        The terms used herein shall have the following meanings:

        Account - A bookkeeping account established by Eaton for a Participant to which may be credited Deferred Fees and earn-ings or losses thereon.

        Agreement - A written agreement between Eaton and a Participant deferring the receipt of Fees and indicating the term of the deferral.

        Beneficiary - The person or entity designated in writing, executed and delivered by the Participant to the Committee. If that person or entity is not living or in existence at the time any unpaid balance of Deferred Fees becomes due after the death of a Participant, the term "Beneficiary" shall mean the Partici-pant's estate or legal representative or any person, trust or organization designated in such Participant's will.

        Board - The Board of Directors of Eaton Corporation.

        Change in Control of Eaton - Shall be deemed to occur if
(i) a tender offer shall be consummated for 25% or more of the combined voting power of Eaton's then outstanding voting securities, (ii) Eaton shall be merged or consolidated with another corporation and as a result less than 75% of the outstanding voting securities of the resulting corporation shall be owned by the former shareholders of Eaton, other than affiliates (within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act")) of any party to such merger or con-solidation, as the same shall have existed immediately prior to such merger or consolidation, (iii) Eaton shall sell substan-tially all of its assets to another corporation that is not a wholly owned subsidiary of Eaton, (iv) any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange
Act) is or becomes the beneficial owner, directly or indirectly, of 25% or more of the combined voting power of Eaton's then out-standing securities; or (v) during any period of two consecutive years, individuals who at the beginning of that period constitute the Board cease to constitute at least a majority thereof unless the election, or the nomination for election by Eaton's share-holders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were direc-tors at the beginning of the period. For purposes of this Plan, ownership of voting securities shall take into account and in-clude ownership as determined by applying the provisions of Rule 13d-3(d)(l)(i) of the Exchange Act (as then in effect).

        Committee - The Compensation and Organization Committee of the Board or such other committee as the Board may from time to time designate for purposes of administration of the Plan.

        Common Share Retirement Deferred Fees - Retirement
Deferred Fees that are converted into share units in accordance with Article VI.

        Deferral Plans - This Plan and any other prior plan sponsored by the Company pursuant to which Fees may be deferred.

        Deferred Fees - That portion of Fees deferred pursuant to the Plan.

        Eaton - Eaton Corporation, an Ohio corporation, and its subsidiaries and successors and assigns.

        Eaton Common Shares - The common shares of Eaton
Corporation with a par value of fifty cents each.

        Failure to Pay - The circumstances described in either
(i) or (ii) have occurred:

              (i)  Any Participant shall have notified the
        Company and the Trustee in writing that the Company shall have failed to pay to the Participant, when due, either directly or by direction to the trustee of any trust holding assets for the payment of benefits pursuant to the Plan, at least 75% of any and all amounts which the Participant was entitled to receive at any time in accordance with the terms of the Plan, and that such amounts remain unpaid. Such notice must set forth the amount, if any, which was paid to the Participant by the Company, and the amount which the Participant believes he or she was entitled to receive under the Plan. The failure to make such payment shall have continued for a period of 30 days after receipt of such notice by the Company, and during such 30-day period the Company shall have failed to prove, by clear and convincing evidence as determined by the Trustee in its sole and absolute discretion, that such amount was in fact paid or was not due and payable; or

              (ii)  More than two  Participants shall have
        notified the Company and the Trustee in writing that they have not been paid when due, either directly or by direction to the Trustee, amounts to which they are entitled under the Plan and that such amounts remain unpaid. Each such notice must set forth the amount, if any, which was paid to the Participant, and the amount which the Participant believes he or she was entitled to receive under the Plan. Within 15 days after receipt of each such notice, the Trustee shall determine, on a preliminary basis, whether any failure to pay such

        Participants has resulted in a failure to pay when due, directly or by direction, at least 75% of the aggregate amount due to all Participants under all the Deferral Plans in any two-year period, and that such amounts re-main unpaid. If the Trustee determines that such a failure has occurred, then it shall so notify the Company and the Participants in writing within the same 15 day period. Within a period of 20 days after receipt of such notice from the Trustee, the Company shall have failed to prove by clear and convincing evidence, in the sole and absolute discretion of the Trustee, that such amounts were paid or were not due and payable.

        Fees - Any amount payable to a Participant for services as a member of the Board or as chairman or a member of any com-mittee of the Board.

        Funded Amount - With respect to the Account of any Participant, the value of any assets which have been placed in a grantor trust established by the Company to pay benefits with respect to that Account, as determined at the time initial payments are to be made pursuant to the selections made by the Participants in accordance with Section 10.03.

        Interest Rate Retirement Deferred Fees - Retirement
Deferred Fees that are credited with Treasury Note Based Interest in accordance with Article VII.

        Participant - A member of the Board who is not an em-ployee of Eaton and who elects to defer receipt of Fees.

        Periodic Installments - Monthly, quarterly, semiannual or annual payments, over a period not to exceed fifteen years, as determined by the Committee in its sole discretion, which are substantially equal in amount, or, in the case of Common Share Retirement Deferred Fees, substantially equal in the number of share units being valued and paid or the number of Eaton Common Shares being distributed, except that earnings attributable to periods following Retirement or Termination of Service as a Director shall be included with each payment.

        Plan - This 1996 Non-Employee Director Fee Deferral Plan pursuant to which Fees may be deferred for later payment.

        Retirement - The Termination of Service as a Director of a Participant who is age 55 or older and who has at least ten years of service as a member of the Board, who is age 68 or older, or who is approved by the Committee to qualify as a re-tirement.

        Retirement Deferred Fees - That portion of Fees deferred for payment at Retirement, at one year following Retirement, or in Periodic Installments commencing after Retirement.

        Short-Term Deferred Fees - That portion of Fees deferred for payment as determined by the Committee in accordance with
Article V.

        Termination and Change in Control - The Termination of Service as a Director of a Participant for any reason whatsoever prior to a Change in Control if there is a subsequent Change in Control or the Termination of Service as a Director of a Partici-pant for any reason whatsoever during the three-year period immediately following a Change in Control.

        Termination of Service as a Director - The time when a Participant shall no longer be a member of the Board, whether by reason of retirement, death, voluntary resignation, divestiture, removal (with or without cause), or disability.

        Treasury Bill Interest Equivalent - A rate of interest equal to the quarterly average yield of 13-week U.S. Government
Treasury Bills.

        Treasury Note Based Interest - A rate of interest equal to the average yield of 10-year U.S. Government Treasury Notes plus 300 basis points.

        Trustee - The trustee of any trust which holds assets for the payment of the benefits provided by the Plan.

               IV.  Election to Defer

        Section 4.01 Deferral Options. For each calendar year commencing with 1997, a Participant may elect to defer the re-ceipt of all or part of his or her Fees as Short-Term Deferred Fees or Retirement Deferred Fees. Once a Participant has made an effective election, he or she may not thereafter change that election or change any allocation between Short-Term Deferred Fees or Retirement Deferred Fees.

        Section 4.02 Amount Deferred. Not less than 10% of Fees payable for any calendar year may be deferred under the Plan. If a Participant elects to allocate a portion of Fees to both Short-Term Deferred Fees and Retirement Deferred Fees, the amount allocated to each shall be not less than 10% of the Fees payable for any calendar year.

        Section 4.03 Election Deadline. To be in effect, a Participant's election must be completed, signed and filed with the Committee on or before such date as is necessary to defer inclusion of the Fees in the Director's gross income for Federal income tax purposes.

        Section 4.04 Transfers. Notwithstanding anything herein to the contrary, a Participant may elect to have held and distributed in accordance with the terms and conditions of the Plan all or part of his or her compensation which was deferred under the 1980 Plan for Deferred Payment of Directors' Fees, and any such election with respect to amounts to be held and distributed as Retirement Deferred Fees for any Participant in payment status upon the effective date of such election may be held only as Interest Rate Deferred Fees if to do otherwise would be administratively impractical.

            V.  Short-Term Deferred Fees

        If elected by a Participant, payment of the amount of Fees allocated to Short-Term Deferred Fees will be deferred. Short-Term Deferred Fees shall be credited to the Participant on the date such amount would have been distributed to him or her if there had been no valid deferral election by establishing an Account in the Participant's name. Treasury Bill Interest Equivalents shall be credited quarterly to the Participant's Short-Term Deferred Fees Account until such compensation is paid to the Participant. Short-Term Deferred Fees, together with credited Treasury Bill Interest Equivalents, shall be paid to the Participant in a lump sum or in not more than five annual installments as determined by the Committee.

           VI.  Retirement Deferred Fees

        Section 6.01 Duration. If elected by a Participant, payment of the amount of Fees allocated to Retirement Deferred Fees will be deferred to Retirement or to one year after Retirement, but subject to Committee discretion as to date of payment as provided herein. Retirement Deferred Fees shall be credited to the Participant on the date such amount would have been distributed to him or her if there had been no valid de-ferral election by establishing an Account in the Participant's name.

        Section 6.02 Common Share Retirement Deferred Fees. Be-tween 50% and 100%, as elected by the Participant, of the amount allocated to Retirement Deferred Fees shall be credited to Common Share Retirement Deferred Fees, and the balance shall be credited to Interest Rate Retirement Deferred Fees.

        Common Share Retirement Deferred Fees shall be converted into a number of share units based upon the average of the mean prices for Eaton Common Shares for the twenty trading days of the New York Stock Exchange during which Eaton Common Shares were traded immediately following the end of the calendar year in which the Fees to be deferred were earned. On each Eaton Common Share dividend payment date, dividend equivalents equal to the actual Eaton Common Share dividends paid shall be credited to the share units in the Participant's Account, and shall in turn be converted into share units utilizing the mean Eaton Common Share price on the New York Stock Exchange on the dividend pay-ment date.

        Upon payment of Common Share Retirement Deferred Fees in
Eaton Common Shares, the share units standing to the Partici-pant's credit shall be converted to the same number of Eaton
Common Shares for distribution to the Participant.

        Upon payment of Common Share Retirement Deferred Fees in cash, including any installment thereof in the case of Periodic Installments, the share units required to make the cash payment shall be converted to an amount equal to the greater of: (a) the product of the average of the mean prices for an Eaton Common Share for the last twenty trading days of the New York Stock Ex-change during which Eaton Common Shares were traded in the month immediately preceding the month in which the date of payment occurs, multiplied by the number of share units then credited to the Participant's Account, or (b) if a Change in Control of Eaton shall have occurred at any time within thirty-six months immediately preceding the payment, the product of the number of share units credited to the Participant's Account at the time of payment multiplied by the highest of (i) the highest price paid for an Eaton Common Share in any tender offer in connection with the Change in Control of Eaton; (ii) the price received for an Eaton Common Share in any merger, consolidation or similar event in connection with the Change in Control of Eaton; or (iii) the highest price paid for an Eaton Common Share as reported in any
Schedule 13D within the sixty-day period immediately preceding the Change in Control of Eaton.

        Section 6.03 Interest Rate Retirement Deferred Fees. Retirement Deferred Fees not credited to Common Share Retirement Deferred Fees shall be credited to Interest Rate Retirement Deferred Fees. Interest Rate Retirement Deferred Fees shall be credited to the Interest Rate Retirement Deferred Fees Account, which shall earn Treasury Note Based Interest, compounded quarterly, until paid.

        Section 6.04 Periodic Installments. Upon the death of a Participant who has commenced receiving Periodic Installments, the entire remaining amount of his or her Retirement Deferred Fees shall be distributed to the Participant's Beneficiary. Such distributions may be made either in a lump sum or in installments in such amounts and over such periods, not exceeding the remain-ing number of annual installments from the date of death of the Participant, as the Committee may direct in its sole discretion.

        Section 6.05 Termination of Service as a Director. The Retirement Deferred Fees Account of a Participant whose Termina-tion of Service as a Director occurs for reasons other than Re-tirement shall be distributed in a lump sum or in Periodic In-stallments, as the Committee may determine in its sole discre-tion. The lump sum payment shall be made, or the Periodic In-stallments shall commence, when the Committee may determine in its sole discretion, no later than February 1 of the calendar year immediately after the calendar year that includes the earl-iest of: (i) the Participant's death, (ii) the Participant's attainment of age 55 if he or she was credited with at least 10 years of service for Eaton (or an affiliate of Eaton), (iii) the Participant's attainment of age 68, or (iv) the fifth anniversary of the Participant's Termination of Service as a Director.

        Earnings shall be credited on undistributed Retirement Deferred Fees Accounts, and annual installment payments shall be adjusted to reflect such additional earnings, based on the remaining number of installment payments to be distributed and based on Treasury Note Based Interest, computed quarterly.

          VII.  Amendment and Termination

        Eaton fully expects to continue the Plan but it reserves the right, except as otherwise provided herein, at any time by action of the Board, to modify, amend or terminate the Plan for any reason, including adverse changes in the federal tax laws. Notwithstanding the foregoing, upon the occurrence of a Change in Control of Eaton, no amendment, modification or termination of the Plan shall, without the consent of any particular Partici-pant, alter or impair any rights or obligations under the Plan with respect to that Participant.

               VIII.  Administration

        The Plan shall be administered by the Committee.  The
Committee shall interpret the provisions of the Plan where necessary and may adopt procedures for the administration of the Plan which are consistent with the provisions of the Plan and any rules adopted by the Committee.

        After Retirement or other Termination of Service as a Director, the Committee shall determine in its sole discretion
(i) whether Retirement Deferred Fees shall be paid in a lump sum or in Periodic Installments, (ii) the date on which a lump sum payment will be made or Periodic Installments will commence, which in the case of Retirement shall be not later than one year following the date to which the deferral was made, and in the case of Termination of Service as a Director for reasons other than Retirement shall be in accordance with Section 6.05, (iii) whether to change the Periodic Installments or the number of years over which they are to be paid, and (iv) whether Common

Share Retirement Deferred Fees will be paid in cash or in Eaton
Common Shares. In making these determinations, the Committee may consider the wishes and needs of the Participant or his or her Beneficiary.

        Each Participant or Beneficiary must claim any benefit to which such Beneficiary may be entitled under the Plan by a writ-ten notification to the Committee. If a claim is denied, it must be denied within a reasonable period of time in a written notice stating the specific reasons for the denial. The claimant may have a review of the denial by the Committee by filing a written notice with the Committee within sixty days after the notice of the denial of his or her claim. The written decision by the Com-mittee with respect to the review must be given within 120 days after receipt of the written request.

        The determinations of the Committee shall be final and conclusive.

     IX.  Termination and Change in Control - Failure to Pay

        Section 9.01  Termination and Change in Control.
Notwithstanding anything herein to the contrary, upon the occurrence of a Termination and Change in Control, the Participants shall be entitled to receive from the Company the payments as provided in Section 9.03.

        Section 9.02 Failure to Pay. Notwithstanding anything herein to the contrary, upon the occurrence of a Failure to Pay, each Participant covered by the situation described in clause (i) of the definition of Failure to Pay, or each of the Participants in the event of a situation described in clause (ii) of that definition, as the case may be, shall be entitled to receive from the Company the payments as provided in Section 9.03.

        Section 9.03 Payment Requirement. No later than (i) the first to occur of six months following the date hereof, a Termination and Change in Control or a Failure to Pay for any person who is a Participant upon such event or (ii) the date upon which any person who is not subject to clause (i) becomes a Participant, each Participant shall select one of the payment alternatives set forth below with respect to that portion of the Participant's Account equal to the full amount of the Account minus the Funded Amount, and with respect to that portion of the Account equal to the Funded Amount. The payment alternatives selected with respect to the two portions of the Account need not be the same. The payment alternatives are as follows:

                 (a) a Lump Sum Payment within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be;

                 (b) payment in monthly, quarterly, semiannual or annual payments, over a period not to exceed fifteen years, as selected by the Participant at the time provided in the first paragraph of this Section 9.03, commencing within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be, which are substantially equal in amount or in the number of share units being valued and paid or in the number of Eaton Common Shares being distributed, except that earnings attributable to periods following Termination and Change in Control or Failure to Pay shall be included with each payment.

Payment of such amounts shall be made to each such Participant in accordance with his or her selected alternative as provided in
Section 9.01 and 9.02.

                 X.  Miscellaneous

      Section 10.01 Adjustments. In the event of a reorganization, merger, consolidation, reclassification, recapitalization, combination or exchange of shares, stock split, stock dividend, rights offering or similar event affecting shares of the Company, the Committee shall equitably adjust the number of share units previously allocated to the Accounts of Partici-pants as Common Share Retirement Deferred Fees.

      Section 10.02 Designation of Beneficiaries. Each Participant shall have the right, by written instruction to the Committee, on a form supplied by the Committee, to designate one or more primary and contingent Beneficiaries (and the proportion to be paid to each, if more than one is designated) to receive his or her Account balance upon his or her death. Any such designation shall be revocable by the Participant.

      Section 10.03 Committee Actions. All actions of the Committee hereunder may be taken with or without a meeting. If taken without a meeting, the action shall be in writing and signed by a majority of the members of the Committee and if taken with a meeting, a majority of the Committee shall constitute a quorum for any such action.

      Section 10.04 Assignment. No benefit under the Plan shall be subject to anticipation, alienation, sale, transfer or encumbrance, and any attempt to do so shall be void. No benefit hereunder shall in any manner be liable for the debts, contracts, or liabilities of the person entitled to such benefits. If a Participant or Beneficiary shall become bankrupt, or attempt to anticipate, alienate, sell, transfer or encumber any benefit hereunder, then such benefit shall, in the discretion of the Committee, cease and terminate, and the Committee may hold or apply the same for the benefit of the Participant or his or her spouse, children, or other dependents, or any of them, in such manner and in such amounts and proportions as the Committee may deem proper. During a Participant's lifetime, rights hereunder are exercisable only by the Participant or the Participant's guardian or legal representative. Notwithstanding the foregoing, nothing in this Section shall prohibit the transfer of any bene-fit by will or by the laws of descent and distribution or (if permitted by applicable regulations under Section 16(b) of the Securities Exchange Act) pursuant to a qualified domestic relations order, as defined under the Internal Revenue Code and the Employee Retirement Income Security Act.

      Section 10.05 No Funding Required. The obligations of Eaton to make payments shall be a liability of Eaton to the Participant. Eaton shall not be required to maintain any sepa-rate fund or reserve, or purchase or acquire life insurance on a Participant's life, or otherwise segregate assets to assure that any particular asset of Eaton is available to make such payments by reason of Eaton's obligations hereunder. Nothing contained in the Plan shall be construed as creating a trust or other fiduci-ary relationship between Eaton and a Participant or any other person.

      Section 10.06 No Contract for Services. The Plan shall not be deemed to constitute a contract for services between Eaton and a Participant. Neither the execution of the Plan nor any action taken by Eaton or the Committee pursuant to the Plan shall confer on a Participant any legal right to be continued as a member of the Board or in any other capacity with Eaton whatso-ever.

      Section 10.07 Governing Law. The Plan shall be construed and governed in accordance with the law of the State of Ohio to the extent not covered by Federal law.

                            Page 1
                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (n)
    Eaton Corporation Trust Agreement - Outside Directors

     This Trust Agreement (the "Trust Agreement") is made this 6th day of December, 1996, by and between Eaton Corporation (the "Company"), an Ohio corporation with its principal offices at Eaton Center, 1111 Superior Avenue, Cleveland, Ohio 44114 and Wachovia Bank of North Carolina, N.A. (the "Trustee") with its principal office in Winston-Salem, North Carolina.

                        Recitals

(a) WHEREAS, the Company has adopted the nonqualified deferred compensation plans, programs and agreements as listed in Attachment A (individually a "Plan" and collectively the "Plans");

(b) WHEREAS, the Company has incurred or expects to incur liability under the terms of the Plans with respect to the Participants;

(c) WHEREAS, the Company has previously established a trust agreement (the "Prior Trust") between Eaton Corporation and
     National City Bank, as trustee (the "Prior Trustee") dated
     April 22, 1987;

(d) WHEREAS, the Prior Trust is revocable by the Company at any time prior to a change of control and the Company has determined to revoke such Prior Trust and to remove the Prior Trustee as Trustee;

(e) WHEREAS, the Board of Directors of the Company has authorized the establishment of a grantor trust to be used to fund certain deferred compensation obligations under the Plans;

(f) WHEREAS, the Company intends to contribute assets to the Trust that shall be held subject to the claims of the Com-pany's creditors in the event of the Company's Insolvency, as herein defined, until paid to Participants in such manner and at such times as specified in the Plans and in this Trust Agreement;

(g) WHEREAS, it is the intention of the Company to make contributions to the Trust to provide itself with a source of funds to assist it in satisfying its liabilities under the Plans;

(h) WHEREAS, it is the intention of the parties that the Trust shall constitute an unfunded arrangement and shall not affect the status of the Plans as unfunded plans maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974.

     NOW, THEREFORE, the parties do hereby establish the Trust and agree that the Trust shall be comprised, held and disposed of as follows:

Section 1 Establishment of the Trust

1.01 Appointment of Trustee. The Company hereby appoints Wachovia Bank of North Carolina, N.A., a national banking association with trust powers, to serve as Trustee for the Trust under the terms of this Trust Agreement, and the Trustee hereby accepts its appointment. The Trust shall be called the Eaton Corporation Grantor Trust Agreement dated____________, 1996, and shall be effective on the same date.

1.02 Grantor Trust. The Trust is intended to be a grantor trust, of which the Company is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended, and shall be construed accordingly.

1.03 Revocability. The Trust shall be irrevocable by the Company at any time after the first to occur of one year from the date hereof, a Change of Control or such other date as shall be mutually agreeable to the Company and the Trustee. Prior to that date, the Trust shall be unilaterally revocable by the Company.

1.04 Deposit of Trust Assets. The Company hereby deposits $1,000 with the Trustee, in trust, which shall become the initial principal of the Trust, and the Company may at any time make additional deposits with the Trustee of cash or other property in accordance with the Trust Agreement. All such deposits shall be held, administered and disposed of by the Trustee as provided in the Trust Agreement.

1.05 Use of Trust Assets. The principal of the Trust, and any earnings thereon, shall be held separate and apart from other funds of the Company and, except as otherwise expressly provided herein, shall be used exclusively for the uses and purposes of Participants, general creditors of the Company and Trust expenses, in each case as herein set forth. Plan participants and their beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. All rights created under the Plans and Trust shall be unsecured rights of Participants against the Company. Any assets held by the Trust will be subject to the claims of the Company's general creditors under federal and state law in the event of Insolvency, as defined herein.

1.06 Agent. At the effective date of this Trust or at such time as may be determined by the Company, the Company may designate an agent (the "Agent") for administering the Plans. The Agent may be the Trustee or a third party professional administrator familiar with deferred compensation Plans, and shall perform record keeping and administrative duties. If the Company fails to appoint an Agent, then the Company shall perform those duties. Following a Change of Control or a Failure to Pay, the Trustee shall appoint the Agent (who may have been the Agent prior to the Change of Control), and the Company may no longer perform the record keeping and administrative duties. The Trustee may be protected from acting upon advice or direction of the Agent within its area of responsibility to the same extent that it could rely upon advice or direction from the Company.

Section 2 Benefit Schedule and Plans

2.01 Plans. Within 30 days after the effective date of this Trust, the Company shall provide the Trustee with complete, current copies of the Plans. The Company shall provide the Trustee with all changes to these Plans within 30 days after such changes are effective. The Company shall also furnish the Trustee, upon the Trustee's request, such information as the Trustee shall deem necessary for its determination under
     Section 2.06. The Trustee is authorized to rely on the latest copy of the Plans provided to it by the Company, provided that any Plan amendments submitted to the Trustee may not be inconsistent with the plan amendment provisions of those Plans.

2.02 Benefit Schedule - Contents. The Company shall provide a schedule (the "Benefit Schedule") to the Trustee and to each Participant as it relates to that Participant, indicating
     (i) the amounts payable to or in respect of each Participant under each Plan, or providing formulae or instructions acceptable to the Trustee, utilizing readily determinable and objective information, for determining such amounts,
     (ii) the form in which such amounts are to be paid (as provided for or available under the Plans) or the method of determining such form of payment, and (iii) the timing of such payments or the method of determining such timing, (iv) Beneficiary designations for each Participant, and (v) any other information within the possession or control of the Company reasonably necessary for the Trustee to use to determine benefits under the Trust.

2.03 Benefit Schedule - When Furnished.  A copy of the Benefit
     Schedule is attached hereto as Attachment B and is hereby made a part of this Trust Agreement. The Company shall provide a current version of the Benefit Schedule (i) not later than 45 days after the end of each calendar year, (ii) following a Proposed Change of Control and before a Change of Control, as of the date of the Proposed Change of Control, (iii) within 45 days after a Change of Control or a Failure to Pay, as of the date of such event and (iv) at such other times as may in the judgment of the Company be appropriate in view of any change in circumstances.

2.04 Amendments to Attachment A. Not later than 45 days after the end of each calendar year and at such other times as may in the judgment of the Company be appropriate, the Company shall furnish to the Trustee and to each affected Participant (as it pertains to such Participant) any amendment to Attachment A and any corresponding amendment to the Benefit Schedule required as a result of such amendment to Attachment A.

2.05 Agreement Between Company and Participant. If the Company and each Participant do not agree upon the Benefit Schedule, as it may be updated from time to time as provided in Sections 2.03 and 2.04, and any amendment to Attachment A, as the same pertains to the Participant's benefits, then the provisions of Section 2.06 shall control.

2.06 Trustee Resolves Disagreement. Upon written notification to the Trustee by the Company or any Participant of the failure of the Company and such Participant to agree as provided in
     Section 2.05, the Trustee shall, to the extent necessary in the sole judgment of the Trustee, (i) recompute the amount payable hereunder to any Participant, as set forth in the

     Benefit Schedule, and (ii) notify the Company and the Participant in writing of its computations. Thereafter, this Trust Agreement and the Benefit Schedule shall be amended to the extent of such Trustee determinations without further action; provided, however, that the failure of the Company to furnish any amendment, restatement or successor to the Plans, or compensation or other information shall in no way diminish the rights of any Participant hereunder or thereunder. If the Trustee has not completed its recomputation within 30 days after receipt of written notification of the failure of the Company and the Participant to agree, as provided above, the Trustee shall make any payments to the Participant from his or her account hereunder, in accordance with the terms hereof, based upon the Benefit Schedule which is in effect at that time. Following the recomputation, any overpayments by reason of the foregoing shall be repaid to the Trust without interest. The Trustee, however, shall have no obligation to enforce repayment of any such overpayments, nor shall it incur any liability to any party whatsoever, including without limitation any liability to the Company or to any other Participant, for having made any such overpayment. The obligation to enforce repayment of any such overpayment shall rest solely with the Company.

Section 3 Contributions to the Trust

3.01 No Company Obligation. The Company may make contributions to the Trust to provide assets for payment of benefits under the Plans at such times as it shall determine in its sole discretion as grantor. The Company shall have no obligation to make contributions to the Trust, except as otherwise expressly provided in Section 3.03.

3.02 Allocation of Contributions. At the time it makes contributions to the Trust, the Company shall identify the Plans, or the Participant Plan accounts and the Plans, for which such contributions are made and the amount contributed for each such Participant Plan account or Plan. The amounts contributed for a Plan (as contrasted with the amounts contributed for Participant Plan accounts) shall be allocated among the accounts for the Participants in the Plan in proportion to the benefits accrued thereunder prior to 1996, and in proportion to those accrued thereunder in 1996 or thereafter, as may be specified by the Company. If it is determined by the Trustee that the balance of a Participant's account for any Plan reflects Trust assets that will clearly never be required to pay benefits to the Participant, such excess assets shall be reallocated first in proportion to the balances of the separate accounts of the remaining Participants in that Plan, and after such Plan is fully funded, then in proportion to the balances of the separate accounts of the Participants in the other Plans.

3.03 Change of Control or Failure to Pay. Upon a Change of Control or a Failure to Pay as defined in clause (ii) of the definition of that term, the Company shall make a contribution to the Trust in an amount that is sufficient to fund 100% of the amount necessary to pay each Participant the benefits to which the Participant would be entitled pursuant to the terms of the Plans as of the date of the Change of Control or such Failure to Pay.

3.04 Assets Contributed. Assets contributed by the Company to the Trust must be, in the sole and absolute discretion of the Trustee, easily liquidated. Equity securities must be traded on a national securities exchange or on the NASDAQ National Market System. Debt securities must be at least "investment grade" as that term is commonly used by the debt rating agencies. Subject to the foregoing, prior to a Change of Control or a Failure to Pay, the Company may contribute equity (but not debt) securities of the Company or any affiliate. Thereafter, the Company may not contribute such securities.

3.05 Expense Account. The Company may, in its sole and absolute discretion, deliver to the Trustee from time to time assets to be allocated to an account to be used to pay Trustee administrative and other expenses not included with the Trustee's fees as contemplated by Section 11.02 ("Expense Account"). All amounts in the Expense Account, including contributions and earnings thereon, may be used only for these purposes. Notwithstanding the foregoing, upon a Change of Control or a Failure to Pay, the Company shall deliver an amount to the Trustee to be allocated to the Expense Account such that the amount in that account will then be $250,000.

Section 4 Payments to Participants

4.01 Prior to a Termination and Change of Control or a Failure to Pay.

     Prior to a Termination and Change of Control or a Failure to
     Pay:

(a) Distributions from the Trust shall be made by the Trustee to Participants only at the direction of the Company. The Company shall provide such directions annually for each Plan, and such directions (when considered together with payments to Participants by the Company from sources other than Trust assets) must provide for payments to Participants which are in accordance with the Benefit Schedule and the Plans. Such directions may not provide for distributions from a Participant's Plan account which bear a greater proportion to the total payment then being made to the Participant, than the amount in the Participant's Plan account under the Trust bears to the Plan Participant's accrued benefit under the Plan ("Prorata Payment"). If no directions are given or if the directions provide for a distribution from the Trust to a Participant which is less than a Prorata Payment, then in either case an amount necessary to achieve a Prorata Payment will be removed from the Participant's Plan account by the Trustee and reallocated amongst the accounts of all the Participants in the Plan in proportion to the balances in their respective accounts, including the Participant from whom the Trustee removed an amount in accordance with this sentence.

(b) The Company may make benefit payments pursuant to the Plans (other than distributions from the Trust) directly to Participants as the payments become due, or it may remit the amount needed for such payments to the Trustee, in which case the Trustee will make such payments. The Company shall notify the Trustee of its decision prior to the time amounts are payable to the Participant. The Company shall be responsible for all tax withholdings and reportings for payments it makes. The Trustee shall make all tax withholdings or payments from the Trust assets. Such withholdings shall be remitted to the tax authorities, or to the Company for remission to the tax authorities, as the Trustee and the Company may agree.

4.02 After a Termination and Change of Control or a Failure to Pay.

(a) Notwithstanding anything herein to the contrary, upon the occurrence of a Termination and Change in Control, the Participants shall be entitled to receive from the Trust the payments provided in Section 4.02(c).

(b) Notwithstanding anything herein to the contrary, upon the occurrence of a Failure to Pay, each Participant covered by the situation described in clause (i) of the definition of Failure to Pay, or each of the Participants in the event of a situation described in clause (ii) of that definition, as the case may be, shall be entitled to receive from the Trust the payments as provided in Section 4.02(c).

(c) No later than the first to occur of (i) six months following the date hereof for any person who is a Participant prior to the first of the events described in clause (i) or (ii),
     (ii) a Termination and Change in Control or a Failure to Pay for any person who is a Participant prior to the first of the events described in clause (i) or (ii), or (iii) the date upon which any person who is not a Participant prior to the first to occur of the events described in (i) or (ii) becomes a Participant, each Participant shall select one of the following payment alternatives with respect to each Plan, and payment shall be made to each such Participant in accordance with his or her selected alternative as provided in Sections 4.02(a) and 4.02(b):

          A lump sum payment of the full amount in the Participant's Plan account within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be;

          Payment of the full amount in the Participant's Plan account in monthly, quarterly, semiannual or annual payments, over a period not to exceed fifteen years, as selected by the Participant at the time provided in the first paragraph of this Section 4.02(c), commencing within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be, which are substantially equal in amount or in the number of share units being valued and paid or in the number of Eaton shares being distributed, except that earnings attributable to periods following Termination and Change in Control or Failure to Pay shall be included with each payment.

4.03 Tax Payments.

(a) Either before or after Termination and Change of Control or a Failure to Pay, if any Participant is determined to be subject to federal income tax on any amount to the credit of his or her account under any Plan prior to the time of actual payment hereunder, whether or not due to the establishment of or contributions to this Trust, a portion of such taxable amount equal to the taxes, including interest and penalties, owed on such taxable amount, shall be distributed by the Trustee from the Participant's Plan account to such Participant within thirty days after receipt of notice from the Participant, with a copy to the Company, setting forth the amount of such tax, interest and penalties and a certification by the Participant that such tax, interest and penalties have not otherwise been paid by the Company.

(b) For purposes of this Section 4.03, a Participant shall be deemed to pay state and local taxes at the highest marginal rate of taxation in the state in which the Participant resides or is employed (or both) where a tax is imposed, and federal income taxes at the highest marginal rate of taxation, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes.

(c) An amount to the credit of a Participant's account shall be determined to be subject to federal income tax for purposes of this Section 4.03 upon the earliest of: (i) a final determination by the United States Internal Revenue Service addressed to the Participant which is not appealed to the courts; (ii) a final determination by the United States Tax Court or any other federal court affirming any such determination by the Internal Revenue Service; or (iii) an opinion by the Company's tax counsel, addressed to the Company and the Trustee, to the effect that by reason of Treasury Regulations, amendments to the Internal Revenue Code, published Internal Revenue Service rulings, court decisions or other substantial precedent, amounts to the credit of Participants hereunder are subject to federal income tax prior to payment.

(d) The Company shall undertake at its sole expense to defend any tax claims described herein which are asserted by the Internal Revenue Service against any Participant, including attorney fees and cost of appeal, and shall have the sole authority to determine whether or not to appeal any determination made by the Service or by a lower court. The Company will reimburse any Participant for any interest or penalties in respect of tax claims hereunder upon receipt of documentation of same. In consideration of such undertaking, the Participant shall notify the Company and the Trustee promptly upon receipt by such Participant of any notification or communication, whether written or oral, from any taxing authority, or any representative or agent thereof, asserting that any amounts to the credit of such Participant are subject to tax prior to payment.

(e) Any distributions from the Trust to a Participant under this Section shall be applied in accordance with the provisions of the Plans to reduce the Company's liabilities to such Participant and/or Beneficiary under the Plan and the Benefit Schedule. Such reductions shall be made on a pro-rata basis over the term of benefit payments under the Plan and Benefit Schedule. Any such reduction shall be determined by the Company prior to a Change of Control or a Failure to Pay, and by the Trustee following such events.

4.04 Distribution Limit - Benefit Schedule Pursuant to Plan. Under no circumstances shall a Participant receive a distribution which is greater than the amount then credited to the Participant's Plan account under the Trust. Payments made in accordance with the Benefit Schedule shall be deemed to be pursuant to the Plans for purposes of the Trust.

4.05 Company Obligation Continues. Notwithstanding any distribution made to a Participant in accordance with this
     Section 4, the Company shall remain obligated to pay any amounts due the Participant under the Plans which have not been paid from the assets of the Trust.

Section 5 Payments to the Company

Except as otherwise expressly provided in this Trust Agreement (including without limitation as provided in Section 1.03), the Company shall have no right or power to direct the Trustee to return to the Company or to divert to others any of the Trust assets before all benefit payments have been made to Participants pursuant to the terms of the Plans and the Benefit Schedule. If the Trustee determines, in its sole and absolute discretion, that certain assets will clearly never be required to pay benefits to the Participants, or to pay Trust expenses, then such assets will be returned to the Company.

Section 6  Creditors and Insolvency

6.01 No Liens Created. Notwithstanding anything herein to the contrary, nothing in this Trust Agreement shall constitute a mortgage, lien, pledge, charge or security interest of any kind, or any other type of preferential arrangement that has the practical effect of creating a security interest ("Liens") with respect to any indebtedness of the Company the terms of which restrict the Company's ability to incur Liens.

6.02 Insolvency. The Trustee shall cease payment of benefits to Participants if the Company is Insolvent. The Company shall be considered "Insolvent" for purposes of this Trust Agreement if (i) the Company is unable to pay its debts as they become due, or (ii) the Company is subject to a pending proceeding as a debtor under the United States Bankruptcy Code.

6.03 Claims of Creditors. At all times during the continuance of this Trust, the principal and income of the Trust shall be subject to claims of general creditors of the Company under federal and state law as set forth below.

(a) The Board of Directors or the Chief Executive Officer of the Company shall have the duty to inform the Trustee in writing that the Company is Insolvent. If a person claiming to be a creditor of the Company alleges in writing to the Trustee that the Company has become Insolvent, the Trustee shall determine whether the Company is Insolvent and, pending such determination, the Trustee shall discontinue payment of benefits to Participants.

(b) Unless the Trustee has actual knowledge that the Company is Insolvent, or has received notice from the Company or a person claiming to be a creditor alleging that the Company is Insolvent, the Trustee shall have no duty to inquire whether the Company is Insolvent. The Trustee may in all events rely on such evidence concerning the Company's solvency as may be furnished to the Trustee and that provides the Trustee with a reasonable basis for making a determination concerning the Company's Insolvency.

(c) If at any time the Trustee has determined that the Company is Insolvent, the Trustee shall discontinue payments to Participants and shall hold the assets of the Trust for the benefit of the Company's general creditors as a court of competent jurisdiction may direct. Nothing in this Trust Agreement shall in any way diminish any rights of Participants or their Beneficiaries to pursue their rights as general creditors of the Company with respect to benefits due under the Plans or otherwise.

(d) The Trustee shall resume the payment of benefits to Participants in accordance with Section 2 of this Trust Agreement only after the Trustee has determined that the Company is not Insolvent (or is no longer Insolvent).

6.04 Resumption of Payments. If the Trustee discontinues the payment of benefits from the Trust pursuant to Section 6.02 and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to Participants under the terms of the Plans for the period of such discontinuance, less the aggregate amount of any payments made to Participants by the Company in lieu of the payments provided for hereunder during any such period of discontinuance.

Section 7 Investment Authority

7.01 General Authority and Investment Guidelines. In no event shall any rights associated with assets of the Trust be exercisable by or rest with Participants. Except as otherwise expressly provided herein, all rights associated with assets of the Trust shall be exercised by the Trustee or the person designated by the Trustee. The Trustee shall invest and reinvest the principal and income of the Trust, without distinction between principal and income, in accordance with the investment guidelines as may be furnished by the Company from time to time prior to Termination and Change of Control or a Failure to Pay. Each Plan may have investment guidelines which are different from those of other Plans. The Company may amend, from time to time and in its sole and absolute discretion, the investment guidelines of each Plan prior to a Change of Control or a Failure to Pay. Following a Termination and Change of Control or a Failure to Pay, the Trustee is authorized, in its sole and absolute discretion, but subject to the fiduciary standards set forth below, to disregard the investment guidelines furnished to the Trustee by the Company.

7.02 Company May Appoint Investment Manager.  Prior to a
     Termination and Change of Control or a Failure to Pay, the Company shall have the right to direct the Trustee in accordance with this Section.

(a) The Company may from time to time direct the Trustee to segregate all or any portion of the Trust assets in a separate investment account or accounts and may appoint one or more investment managers and/or an investment committee established by the Company to direct the investment and reinvestment of each such investment account or accounts. In such event, the Company shall notify the Trustee of the appointment of each such investment manager and/or investment committee. Members of the investment committee may be employees of the Company, but may not be

     Participants. In exercising its responsibilities hereunder, any such investment managers or investment committee shall have the same duties of loyalty and care as the Trustee would have in connection with investment of Trust assets.

(b) After the appointment of an investment manager in accordance with Section 7.02(a), the Trustee shall make every sale or investment with respect to such investment account as directed in writing by the investment manager or investment committee, unless the Trustee determines that such directions, if implemented, would not be in accordance with the requirements of this Trust Agreement or with the standard of conduct for a fiduciary imposed by the Employee Retirement Income Security Act of 1974, as amended.

(c) Notwithstanding the foregoing, the Trustee, without obtaining prior approval or direction from an investment manager or investment committee, shall invest cash balances held by it from time to time in U.S. Treasury Bills, commercial paper (including such forms of commercial paper as may be available through the Trustee) which are rated ___ or higher by _____________, certificates of deposit (including certificates issued by the Trustee in its separate corporate capacity) issued by a commercial bank organized and existing under the laws of the United States or any state thereof having a combined capital of at least [$1 billion], and similar types of securities, with a maturity not to exceed one year. The Trustee shall sell such short term investments as may be necessary to carry out the instructions of an investment manager or investment committee regarding more permanent type investments and directed distributions.

(d) The Company may from time to time direct the Trustee with respect to the voting of any trust assets.

7.03 Trustee Duties and Delegation.  Following a Change of
     Control or a Failure to Pay:

(a) In exercising its discretion to manage the investment of the Trust assets, the Trustee shall consider the needs of the Plans, the need for matching of the Trust assets with the liabilities of the Plans and the duty of the Trustee to act solely in the best interests of the Participants.

(b) The Trustee shall have the right, in its sole and absolute discretion, to delegate its investment responsibility to an investment manager who may be an affiliate of the Trustee. In the event the Trustee shall exercise this right, the Trustee shall remain, at all times responsible for the acts of an investment manager. The Trustee shall have the right, in its sole and absolute discretion to remove any such investment manager.

7.04 Company may Substitute Assets. The Company shall have the right at any time, and from time to time and in its sole and absolute discretion, to substitute assets of equal fair market value for any asset held by the Trust, provided that such assets satisfy the requirements of Section 3.04. This right is exercisable by the Company in a nonfiduciary capacity without the approval or consent of any person in a fiduciary capacity.

7.05 Commingling. Subject to the investment guidelines for each Plan, the Trustee is hereby authorized to commingle any or all of the assets of the Plans for investment purposes. The Trustee, however, shall maintain the investment results separately by Plan, and the investment experience of each Plan shall be maintained and allocated to each Plan separately as earnings. The investment experience of a Plan shall not be shared with other Plans for purposes of this Trust.

7.06 Asset Rights. All rights associated with assets of the Trust shall be exercised only as expressly provided herein.

Section 8 Permissible Investments and Additional Authority

Subject to the investment guidelines while in effect in accord-ance with the terms of this Agreement and to the fiduciary duties of the Trustee as provided herein, the Trustee shall have the power in connection with the Trust in its sole and absolute discretion:

(a) To invest and reinvest in any readily marketable common and preferred stocks, bonds, notes, debentures and convertible stocks and securities (including any such equity securities of the Company, but not including any debt securities of the Company or any stock or security of the Trustee other than a de minimis amount held in a collective or mutual fund), certificates of deposit or demand or time deposits (including any such deposits with the Trustee) and shares of investment companies and mutual funds (including mutual funds maintained by the Trustee), without being limited to the classes or property in which the Trustee is authorized to invest by any law or any rule of court of any state and without regard to the proportion any such property may bear to the entire amount of the Trust Assets;

(b) To enter into interest rate, equity and currency exchange or swap transactions, cap transactions, commodity swaps, collar transactions, interest rate options, forward foreign exchange transactions, floor transactions or any other similar transaction; provided, however, that none of such transactions may involve leveraged financial instruments, instruments bought or sold solely for the purpose of earning a profit due to changes in the market price of the instruments, or counter parties which are not major international financial institutions;

(c) To invest and reinvest all or any portion of the Trust assets collectively through the medium of any common, collective or commingled trust fund that may be established and maintained by the Trustee, subject to the instrument or instruments establishing such trust fund or funds and with the terms of such instrument or instruments, as from time to time amended, being incorporated into this Trust Agreement to the extent of the equitable share of the Trust in any such common collectively or commingled trust fund;

(d)  To retain any property at any time received by the Trustee;

(e) To sell or exchange any property held by it at public or private sale, for cash or on credit, to grant and exercise options for the purchase or exchange thereof, to exercise all conversion or subscription rights pertaining to any such property and to enter into any covenant or agreement to purchase any property in the future;

(f) To participate in any plan of reorganization, consolidation, merger, combination, liquidation or other similar plan relating to property held by it and to consent to or oppose any such plan or any action thereunder or any contract, lease, mortgage, purchase, sale or other action by an person;

(g) To deposit any property held by it with any protective, reorganization or similar committee, to delegate discretionary power thereto, and to pay part of the expenses and compensation thereof and any assessments levied with respect to any such property so deposited;

(h)  To extend the time of payment of any obligation held by it;

(i) To hold uninvested any moneys received by it, without liability for interest thereon, but only in anticipation of payments due for investments, reinvestments, expenses or disbursements;

(j) To exercise the right to vote any securities or other property held by it, except as otherwise provided in Section
     7.02(d);

(k) Solely for the benefit of Participants and subject to the provisions of any agreements relating to indebtedness of the Company existing prior to a Change of Control or a Failure to Pay, to borrow money from others, including the Company, in such amounts and for such terms as are advisable, to issue its promissory note or notes therefor, and to secure the repayment thereof by pledging any property held by it;

(l) To employ suitable contractors and counsel, who may be counsel to the Company or to the Trustee, and to pay their reasonable expenses and compensation from the Trust assets to the extent not paid by the Company;

(m) To register investments in its own name or in the name of a nominee; to hold any investment in bearer form; and to combine certificates representing securities with certificates of the same issue held by it in other fiduciary capacities or to deposit or to arrange for the deposit of such securities with any depository, even though, when so deposited, such securities may be held in the name of the nominees of such depository with other securities deposited therewith by other persons, or to deposit or to arrange for the deposit of any securities issued or guaranteed by the United States government, or any agency or instrumentality thereof, including securities evidenced by book entries rather than by certificates, with the United States Department of the Treasury or a Federal Reserve Bank, even though, when so deposited, such securities may not be held separate from securities deposited therein by other persons; provided, however, that no securities held in the Trust shall be deposited with the United States Department of the Treasury or a Federal Reserve Bank or other depository in the same account as any individual property of the Trustee, and provided, further, that the books and records of the Trustee shall at all times show that all such securities are part of the Trust assets;

(n) To settle, compromise or submit to arbitration any claims, debts or damages due or owing to or from the Trust, to commence or defend suits or legal proceedings to protect any interest of the Trust, and to represent the Trust in all suits or legal proceedings in any court or before any other body or tribunal; provided, however, that the Trustee shall not be required to take any such action unless it shall have been indemnified by the Company to its reasonable satisfaction against liability or expenses it might incur therefrom;

(o) To acquire, hold, retain and be the owner of any individual or group policies of life insurance, annuity contracts, and other property of any kind which policies are contributed to the Trust by the Company or are purchased by the Trustee as directed by the Company. To the extent that the Trustee is directed by the Company prior to a Change of Control or a Failure to Pay to invest part or all of the Trust assets in insurance contracts, the type and amount thereof shall be specified by the Company. The Trustee shall be under no duty to make inquiry as to the propriety of the type or amount so specified. Each insurance contract issued shall provide that the Trustee shall be the owner thereof with the power to exercise all rights, privileges, options and elections granted by or permitted under such contract or under the rules of the insurer. The exercise by the Trustee of any incidents of ownership under any contract shall, prior to a Change of Control or a Failure to Pay, be subject to the direction of the Company. The Trustee shall have all such rights, except that the Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor Trustees, or to loan to any person the proceeds of any borrowing against an insurance policy held in the Trust. No insurer shall be deemed to be a party to the Trust and an insurer's obligations shall be measured and determined solely by the terms of contracts and other agreements executed by the insurer.

(p) To hold any other class of assets contributed by the Company that is deemed prudent by the Trustee, unless expressly prohibited herein;

(q) To form corporations or partnerships and to create trusts to hold title to any property, upon such terms and conditions as may be advisable;

(r)  To hold all or part of the Trust uninvested;

(s) To sell, exchange or transfer any equity securities of the Company held by the Trust, provided that if the Trustee elects to sell, exchange or transfer any such equity securities, the Company must be offered the right of first refusal to engage in a transaction on terms at least equal to those offered the Trust in an open market transaction;

(t) Generally, to do all acts, whether or not expressly authorized, that the Trustee may deem necessary or desirable for the protection of the Trust assets or the administration of the Trust, including communicating with Participants.

Notwithstanding any powers granted to Trustee pursuant to this Trust Agreement or pursuant to applicable law, Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of Section 301.7701-2 of the Procedure and Admini-strative Regulations promulgated pursuant to the Internal Revenue Code.

Section 9 Accounting by the Trustee

9.01 Accounting Records and Reports. The Trustee shall keep accurate and detailed records of all investments, receipts, disbursements and all other Trust transactions. All such records shall be open to reasonable inspection and audit by the Company and by any Participant. The Trustee shall deliver written reports of its administration of the Trust setting forth for each Participant, for each Plan and for the Trust in the aggregate:

(a) For the period covered by the report, all contributions, investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold and the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately);

(b) All cash, securities and other property held at the beginning and at the end of the period covered by the report.

     The Trustee shall provide such reports as follows:

(c) To the Company, covering each of the first three quarters of each calendar year, beginning with the first calendar quarter ending after the effective date of this Trust
     Agreement, and provided within 60 days following the close of each such quarter;

(d) To the Company and to each Participant, covering each calendar year, and provided within 60 days following the end of such year;

(e) To the Company and to each Participant, covering the period from the close of the last preceding year to the date of any resignation or removal of the Trustee, and provided within 60 days after such resignation or removal.

     In the absence of the Company's filing with the Trustee of objections to any such account within 180 days after its receipt, the Company shall be deemed to have so approved such account. In such case, or upon the written approval by the Company of any such account, the Trustee shall, to the extent permitted by law, be discharged from all liability to the Company for its acts or failures to act described by such account. The foregoing, however, shall not preclude the Trustee from having its accounting settled by a court of competent jurisdiction.

9.02 Separate Participant Accounts. The Trustee shall maintain a separate account for each Participant under each Plan. The Trustee shall credit or debit each Participant's account or accounts as appropriate to reflect his or her allocable portion of the Trust assets, as such Trust assets may be adjusted from time to time pursuant to the terms of this Trust Agreement, to reflect contributions, investment earnings and losses, and distributions. All contributions to the Trust shall be allocated in accordance with the terms of this Trust Agreement. Investment earnings and losses for each Plan shall be allocated to Participants' accounts under that Plan based on the proportion which each Participant account for that Plan bears to the total of all Participant accounts for that Plan. During the period that the Trust is revocable, the Trustee and the Company shall mutually agree upon procedures to assure the proper allocation of account balances in accordance with the requirements of this Section 9.02.

Section 10     Trustee Rights, Duties and Indemnification

10.01 Duties of Loyalty and Care. Following a Change of Control or a Failure to Pay, the Trustee shall act solely in the interest of and for the benefit of the Participants under the terms of the Plans and this Trust. At all times, whether before or after a Change of Control or a Failure to Pay, the Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Trustee shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by the Company which is contemplated by, and in conformity with, the terms of the Plans, the Benefit Schedule or this Trust Agreement, and is given in writing by the Company.

10.02 Participant Payment Determinations. In making any determination required or permitted to be made by the Trustee concerning any distribution to Participants, the Trustee shall, in each such case, reach its own independent determination, in its absolute and sole discretion, as to the Participant's entitlement to the payment under the Plans, the Benefit Schedule and this Trust Agreement. The Company waives any right to contest any amount distributed by the Trustee hereunder pursuant to a good faith determin-ation made by the Trustee, notwithstanding any claim by or on behalf of the Company (absent a manifest abuse of discretion by the Trustee) that such payments should not be made. The Trustee shall, to the maximum extent permitted by applicable law, be fully protected and held harmless in making such payments.

10.03 No Legal Action by Trustee. Following a Change of Control or a Failure to Pay, the Trustee agrees that it will not itself institute any action at law or at equity, whether in the nature of an accounting, interpleading action, request for a declaratory judgment or otherwise, requesting a court or administrative or quasi-judicial body to make any determination required to be made by the Trustee hereunder in the place and stead of the Trustee.

10.04 Indemnification. Unless the Trustee has been negligent or engaged in misconduct, the Company hereby indemnifies the Trustee against losses, liabilities, claims, costs and expenses (other than costs and expenses included in the standard fee schedule) incurred in connection with the administration of the Trust, including (a) liability to which the Trustee may be subjected by carrying out any directions of an investment manager (except for an affiliated investment manager appointed pursuant to Section 7.03(b)) or investment committee issued pursuant hereto,

      (b) liability for failure to act in the absence of direc-tions of the investment manager (except for an affiliated investment manager appointed pursuant to Section 7.03(b)) or investment committee and (c) liability for all expenses reasonably incurred by the Trustee if it undertakes or defends any litigation arising in connection with this Trust or to protect a Participant's rights under the Plans.

10.05 Counsel. Prior to a Change of Control or Failure to Pay, the Trustee may consult with legal counsel (who may also be counsel for the Company generally) with respect to any of its duties or obligations hereunder. Following a Change of Control or Failure to Pay, the Trustee shall select independent legal counsel and may consult with counsel or other persons with respect to its duties and with respect to the rights of Participants under the Plans.

10.06 Agents. The Trustee may hire agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder and, provided the Trustee has not breached its duties in selecting or retaining such persons, may rely on any determinations made by such agents to the same extent as if such determinations had been made by the Trustee. The use of such persons shall not entitle the Trustee to any additional compensation to the extent that the services of such agents are included in the Trustee's standard fee schedule.

10.07 Powers. The Trustee shall have, without exclusion, all powers conferred on the Trustee by applicable law, unless expressly provided otherwise herein, except that the Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of Section 301.7701-2 of the Procedure and Administrative Regulation promulgated pursuant to the Internal Revenue Code.

Section 11     Compensation and Expenses of the Trustee

11.01 Taxes. With respect to any taxes levied or assessed upon the Trust, the Trustee at the Company's expense or the Company, whichever may be elected by the Company, may contest the validity of such taxes in any manner deemed appropriate by the Company. The Company shall pay any taxes of any and all kinds whatsoever, which at any time are levied or assessed upon or become payable with respect of the Trust, the income or any property forming a part thereof, or any security transaction pertaining thereto. To the extent that any taxes levied or assessed upon the Trust are not paid by the Company when due, the Trustee shall pay such taxes out of the Trust assets. The Trustee shall notify each Participant in writing of the failure of the Company to pay taxes.

11.02 Fees and Expenses. The Trustee shall be paid compensation by the Company in accordance with the Trustee's regular schedule of fees for trust services, as in effect from time to time, unless otherwise agreed by the Company and Trustee. The Trustee shall be reimbursed for its reason-able expenses related to management and administration of the Trust, including reasonable expenses incurred in connection with the appointment of a successor trustee, and reasonable compensation of counsel and any actuary or other agent engaged by the Trustee to assist it in such management and administration, to the extent not included in the regular schedule of fees for trust services.

11.03 Failure to Pay Fees and Expenses - Expense Account. If the Company does not pay the Trustee's fees and expenses as provided herein, then the Trustee may withdraw from the Expense Account the amounts required for payment of those fees and expenses (including taxes) to the extent there is a balance in the Expense Account. If there is an inade-quate balance in the Expense Account, the Trustee may satisfy such obligation from the Trust assets and shall charge such to the appropriate Plan, or if there is no appropriate Plan, then it shall charge all Plans in propor-tion to the aggregate of the account balances or accrued benefits under the Plans. The Trustee shall notify all Participants or Beneficiaries of any failure by the Company to reimburse the Trust for fees and expenses payable here-under.

Section 12     Resignation and Removal of the Trustee

12.01 Resignation. Prior to a Change of Control or a Failure to Pay, the Trustee may resign at any time by written notice to the Company, which shall be effective 90 days after re-ceipt of such notice by the Company unless the Company and the Trustee agree otherwise. Following a Change of Control or a Failure to Pay, the Trustee may resign only after at least 90 days notice to the Company and the Participants and the effective appointment of a successor Trustee.

12.02 Removal. Prior to a Change of Control or a Failure to Pay, the Trustee may be removed by the Company with or without cause on 90 days notice or upon shorter notice acceptable to the Trustee. Subsequent to a Change of Control or a Failure to Pay, the Trustee may only be removed by the Company if both of the following conditions are satisfied:

 (a) The Company shall give notice to the Trustee of its removal, the appointment of a successor Trustee and the acceptance by the successor of its appointment in writing.

 (b) The Company shall then notify each Participant of the removal and designation of the successor Trustee, each Participant shall then vote for or against such action, and a majority of the Participants vote for such action.

12.03 Successor Trustee. The appointment of a successor trustee shall become effective upon agreement by it to assume the Agreement as Trustee, except that following a Change of Control or a Failure to Pay, the appointment of a successor trustee shall become effective only after the successor trustee has also been approved by a vote of the majority of all Participants.

12.04 Transfer of Assets. Upon resignation or removal of the Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed within 90 days after the effective date of the resignation or removal, unless the Company extends the time limit.

Section 13     Successor Trustee

13.01 Qualifications of Successor Trustee. Any successor Trustee must be a bank or national banking association with a mar-ket capitalization exceeding $1 billion. The successor Trustee shall have all of the rights and powers of the former Trustee. The former Trustee shall execute any instrument necessary or reasonably requested by the Company or the successor Trustee to evidence the appointment of the successor Trustee and the transfer of Trust assets to it.

13.02 Responsibilities. The successor Trustee need not examine the records and acts of any prior Trustee. The successor Trustee shall not be responsible for and the Company shall indemnify and defend the successor Trustee from any claim or liability resulting from any action or inaction of any prior Trustee or from any other past event, or any condi-tion existing at the time it becomes successor Trustee.

Section 14     Amendment and Termination

14.01 Amendment. During the period that this Trust Agreement is revocable, it may be amended in any respect by the Company and the Trustee. Thereafter, this Trust Agreement may be amended only if such amendment does not have an adverse effect upon the Participants and their rights hereunder or if the amendment is approved in writing by 90% of all Participants. Any permitted amendment to this Trust Agreement shall be evidenced by a written instrument executed by the Trustee and the Company. Notwithstanding the foregoing, no amendment shall conflict with the terms of the Plans or shall make the Trust revocable after it has become irrevocable in accordance with its terms.

14.02 Termination. The Trust shall not terminate until the first to occur of (a) the date on which Participants have re-ceived all of the benefits due to them under the terms and conditions of the Plans, or (b) 90% of all Participants give their written approval to the termination of the Trust. Upon termination and the payment of all expenses, any assets remaining in the Trust shall be returned to the Company.

Section 15     Definitions.

For purposes of this Trust, the following terms shall be defined as set forth below:

"Agent" shall have the meaning set forth in Section 1.06.

"Benefit Schedule" shall have the meaning set forth in Section
2.02.

"Change of Control" shall mean:

     (a) a tender offer shall be made and consummated for the ownership of securities of the Company representing
          25% or more of the combined voting power of the Company's then outstanding voting securities,

     (b) the Company shall be merged or consolidated with another corporation and as a result of such merger or consolidation less than 75% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the former shareholders of the Company, other than affiliates (within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act")) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger of consolidation;

     (c) the Company shall sell substantially all of its assets to another corporation which is not a wholly owned subsidiary of the Company;

     (d) any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; or

     (e) during the period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company (the "Board") cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

     For purposes of this definition, ownership of voting securities shall take into account and include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(i) of the Exchange Act (as then in effect).

     The Company shall advise the Trustee whether or not a Change of Control has occurred. The Trustee shall be entitled to rely upon such advice, but if the Trustee receives notice of a Change of Control from another source, then the Trustee shall make its own independent determination.

"Expense Account" shall have the meaning set forth in Section
3.05.

"Failure to Pay" shall mean that the circumstances described in either (i) or (ii) have occurred:

     (i) Any Plan Participant shall have notified the Trustee and the Company in writing that the Company shall have failed to pay to the Participant, when due, either directly or by direction to the Trustee in accordance with the terms hereof, at least 75% of any and all amounts which the Participant was entitled to receive at any time in accordance with the terms of any Plan, the Benefit Schedule or this Trust Agreement, and that such amount remains unpaid. Such notice must set forth the amount, if any, which was paid to the Participant, and the amount which the Participant believes he or she was entitled to receive under the Plans, the Benefit Schedule and this Trust Agreement. Subject to Section 2.06, the failure to make such payment shall have continued for a period of 30 days after receipt of such notice by the Trustee and by the Company, and during such 30-day period the Company shall have failed to prove, by clear and convincing evidence as determined by the Trustee in its sole and absolute discretion, that such amount was in fact paid or was not due and payable; or

     (ii) More than two Plan Participants shall have notified the Trustee and the Company in writing, either individually or jointly, that they have not been paid, when due, amounts to which they are entitled under the Plans, the Benefit Schedule or this Trust Agreement, and that such amount remains unpaid. Each such notice must set forth the amount, if any, which was paid to the Participant, and the amount which the Participant believes he or she was entitled to receive under the Plans, the Benefit Schedule and this Trust Agreement. Within 15 days after receipt of each such notice, the Trustee shall determine, on a preliminary basis, whether any failure to pay such Participants has resulted in a failure to pay when due, directly or by direction, at least 75% of the aggregate amount due to all Participants under all the Plans, the Benefit Schedule and this Trust Agreement in any two-year period, and that such amount remains unpaid. Subject to Section 2.06, if the Trustee determines that such a failure has occurred, then it shall so notify the Company and the Participants in writing within the same 15 day period. Within a period of 20 days after receipt of such notice from the Trustee, the Company shall have failed to prove by clear and convincing evidence, in the sole and absolute discretion of the Trustee, that such amount was paid or was not due and payable.

"Insolvency" shall have the meaning set forth in Section 6.02.

"Liens" shall have the meaning set forth in Section 6.01

"Participant" shall mean the participants in the Plans, and any beneficiaries of any participants who are no longer then surviving.

"Plan" shall have the meaning set forth in the first WHEREAS recital.

"Proposed Change of Control" shall mean:

     (a) 20 days after the commencement of a tender offer shall be made for the ownership of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding voting securities (unless such tender offer shall have been withdrawn);

     (b) 20 days after the commencement of solicitation of proxies or consents for a merger or consolidation with another corporation and as a result of such merger or consolidation, less than 75% of the outstanding voting securities of the surviving or resulting corporation would be owned in the aggregate by the former shareholder of the Company, other than the party and affiliates (within the meaning of the Exchange Act) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger or consolidation;

     (c) upon the date that the Company shall have entered into an agreement to sell substantially all of its assets to another corporation which is not a wholly owned subsidiary of the Company;

     (d) within 20 days after any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange
          Act) becomes the beneficial owner, directly or indirectly, of securities of the Company representing 15% or more of the combined voting power of the Company's then outstanding securities, except for any employee benefit plan of the Company; or

     (e) upon the date that individuals who, at the beginning of any period of two consecutive years, constitute the Board of Directors of the Company, cease for any reason to constitute at least 76% thereof, unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

          For purposes of this definition, ownership of voting securities shall take into account and include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(i) of the Exchange Act (as then in effect).

"Prorata Payment" shall have the meaning set forth in Section
4.01(a).

"Termination and Change in Control" shall mean the termination of the employment of a Participant for any reason whatsoever, either at the initiative of the Company or the Participant, prior to a Change in Control if there is a subsequent Change in Control, or the termination of employment of a Participant for any reason whatsoever, either at the initiative of the Company or the Participant, during the three-year period following a Change in Control.

Section 16     Miscellaneous

16.01 Company Obligation Continues. Notwithstanding any distri-bution made to a Participant in accordance with this Trust Agreement, the Company shall remain obligated to pay any amounts due the Participant under the Plans which have not been paid from the assets of the Trust.

16.02 Trustee Expenses. In discharging its responsibilities hereunder, the Trustee may consult with and make such inquiries of such persons, including Participants or Beneficiaries, the Company, the Agent, legal counsel, actuaries, third party administrators or any other person the Trustee may reasonably deem necessary. Any reasonable expenses incurred by the Trustee in fulfilling its responsibilities shall be reimbursed by the Company and, to the extent not paid by the Company within a reasonable time, shall be charged to the Trust. If charged to the Trust, the expenses shall first be charged to the Expense Account and if the assets of the Expense Account are insuf-ficient shall be prorated to Participants and Benefi-ciaries.

16.03 Company Waiver or Right to Contest. If the Company breaches any of its obligations hereunder to provide funds, Plans, the Benefit Schedule or information to the Trustee, the Trustee shall enforce such obligations by legal action if necessary, the Company hereby waives its right to con-test any such action by the Trustee and consents to the remedy of specific performance.

16.04 Severability. Any provision of this Trust Agreement prohibited by law shall be ineffective to the extent of any such prohibition, without invalidating the remaining provisions hereof.

16.05 ERISA Compliance. The Company hereby represents and warrants that all of the Plans have been established, maintained and administered in accordance with all applicable laws, including without limitation, ERISA.

16.06 Alienation. Benefits payable to Participants and their Beneficiaries under this Trust Agreement may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

16.07 Counterparts. This Trust Agreement may be executed in multiple copies, each of which shall for all purposes constitute an agreement, binding on the parties, and each party hereby covenants and agrees to execute all duplicates or replacement counterparts of this Trust Agreement as may be required.

16.08 Successors and Assigns. This Trust Agreement shall be binding upon and shall inure to the benefit of the parties, their respective successors and permitted assigns, and each party agrees, on behalf of itself, and its successors and permitted assigns, to execute any instruments which may be necessary or appropriate to carry out the purpose and in-tention of this Trust Agreement, and hereby authorizes and directs its successors and permitted assigns to execute any and all such instruments.

16.09 Notices. Notices required hereunder shall be deemed to have been given hereunder if delivered personally, by telecopy or sent by certified mail, postage prepaid, as follows:

      If to the Company:  Secretary
                    Eaton Corporation
                    Eaton Center
                    1111 Superior Avenue
                    Cleveland, Ohio 44114

      If to the Trustee:  Mr. Joe Long
                    Senior Vice President
                    Wachovia Bank of North Carolina
                    100 N. Main Street
                    Winston-Salem, NC  27150



      If to the Participants: To their addresses as they may appear on the records of the Company or the Trustee.

16.10 Governing Law. This Trust Agreement shall be governed by and construed in accordance with the laws of North
      Carolina.

                            Page 1
                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (o)
   Eaton Corporation Trust Agreement - Officers and Employees

     This Trust Agreement (the "Trust Agreement") is made this 6th day of December, 1996, by and between Eaton Corporation (the "Company"), an Ohio corporation with its principal offices at Eaton Center, 1111 Superior Avenue, Cleveland, Ohio 44114 and Wachovia Bank of North Carolina, N.A. (the "Trustee") with its principal office in Winston-Salem, North Carolina.

                        Recitals

(a) WHEREAS, the Company has adopted the nonqualified deferred compensation plans, programs and agreements as listed in Attachment A (individually a "Plan" and collectively the "Plans");

(b) WHEREAS, the Company has incurred or expects to incur liability under the terms of the Plans with respect to the Participants;

(c) WHEREAS, the Company has previously established a trust agreement (the "Prior Trust") between Eaton Corporation and
     National City Bank, as trustee (the "Prior Trustee") dated
     April 22, 1987;

(d) WHEREAS, the Prior Trust is revocable by the Company at any time prior to a change of control and the Company has determined to revoke such Prior Trust and to remove the Prior Trustee as Trustee;

(e) WHEREAS, the Board of Directors of the Company has authorized the establishment of a grantor trust to be used to fund certain deferred compensation obligations under the Plans;

(f) WHEREAS, the Company intends to contribute assets to the Trust that shall be held subject to the claims of the Com-pany's creditors in the event of the Company's Insolvency, as herein defined, until paid to Participants in such manner and at such times as specified in the Plans and in this Trust Agreement;

(g) WHEREAS, it is the intention of the Company to make contributions to the Trust to provide itself with a source of funds to assist it in satisfying its liabilities under the Plans;

(h) WHEREAS, it is the intention of the parties that the Trust shall constitute an unfunded arrangement and shall not affect the status of the Plans as unfunded plans maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974.

     NOW, THEREFORE, the parties do hereby establish the Trust and agree that the Trust shall be comprised, held and disposed of as follows:

Section 1 Establishment of the Trust

1.01 Appointment of Trustee. The Company hereby appoints Wachovia Bank of North Carolina, N.A., a national banking association with trust powers, to serve as Trustee for the Trust under the terms of this Trust Agreement, and the Trustee hereby accepts its appointment. The Trust shall be called the Eaton Corporation Grantor Trust Agreement dated____________, 1996, and shall be effective on the same date.

1.02 Grantor Trust. The Trust is intended to be a grantor trust, of which the Company is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended, and shall be construed accordingly.

1.03 Revocability. The Trust shall be irrevocable by the Company at any time after the first to occur of one year from the date hereof, a Change of Control or such other date as shall be mutually agreeable to the Company and the Trustee. Prior to that date, the Trust shall be unilaterally revocable by the Company.

1.04 Deposit of Trust Assets. The Company hereby deposits $1,000 with the Trustee, in trust, which shall become the initial principal of the Trust, and the Company may at any time make additional deposits with the Trustee of cash or other property in accordance with the Trust Agreement. All such deposits shall be held, administered and disposed of by the Trustee as provided in the Trust Agreement.

1.05 Use of Trust Assets. The principal of the Trust, and any earnings thereon, shall be held separate and apart from other funds of the Company and, except as otherwise expressly provided herein, shall be used exclusively for the uses and purposes of Participants, general creditors of the Company and Trust expenses, in each case as herein set forth. Plan participants and their beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. All rights created under the Plans and Trust shall be unsecured rights of Participants against the Company. Any assets held by the Trust will be subject to the claims of the Company's general creditors under federal and state law in the event of Insolvency, as defined herein.

1.06 Agent. At the effective date of this Trust or at such time as may be determined by the Company, the Company may designate an agent (the "Agent") for administering the Plans. The Agent may be the Trustee or a third party professional administrator familiar with deferred compensation Plans, and shall perform record keeping and administrative duties. If the Company fails to appoint an Agent, then the Company shall perform those duties. Following a Change of Control or a Failure to Pay, the Trustee shall appoint the Agent (who may have been the Agent prior to the Change of Control), and the Company may no longer perform the record keeping and administrative duties. The Trustee may be protected from acting upon advice or direction of the Agent within its area of responsibility to the same extent that it could rely upon advice or direction from the Company.

Section 2 Benefit Schedule and Plans

2.01 Plans. Within 30 days after the effective date of this Trust, the Company shall provide the Trustee with complete, current copies of the Plans. The Company shall provide the Trustee with all changes to these Plans within 30 days after such changes are effective. The Company shall also furnish the Trustee, upon the Trustee's request, such information as the Trustee shall deem necessary for its determination under
     Section 2.06. The Trustee is authorized to rely on the latest copy of the Plans provided to it by the Company, provided that any Plan amendments submitted to the Trustee may not be inconsistent with the plan amendment provisions of those Plans.

2.02 Benefit Schedule - Contents. The Company shall provide a schedule (the "Benefit Schedule") to the Trustee and to each Participant as it relates to that Participant, indicating
     (i) the amounts payable to or in respect of each Participant under each Plan, or providing formulae or instructions acceptable to the Trustee, utilizing readily determinable and objective information, for determining such amounts,
     (ii) the form in which such amounts are to be paid (as provided for or available under the Plans) or the method of determining such form of payment, and (iii) the timing of such payments or the method of determining such timing, (iv) Beneficiary designations for each Participant, and (v) any other information within the possession or control of the Company reasonably necessary for the Trustee to use to determine benefits under the Trust.

2.03 Benefit Schedule - When Furnished.  A copy of the Benefit
     Schedule is attached hereto as Attachment B and is hereby made a part of this Trust Agreement. The Company shall provide a current version of the Benefit Schedule (i) not later than 45 days after the end of each calendar year, (ii) following a Proposed Change of Control and before a Change of Control, as of the date of the Proposed Change of Control, (iii) within 45 days after a Change of Control or a Failure to Pay, as of the date of such event and (iv) at such other times as may in the judgment of the Company be appropriate in view of any change in circumstances.

2.04 Amendments to Attachment A. Not later than 45 days after the end of each calendar year and at such other times as may in the judgment of the Company be appropriate, the Company shall furnish to the Trustee and to each affected Participant (as it pertains to such Participant) any amendment to Attachment A and any corresponding amendment to the Benefit Schedule required as a result of such amendment to Attachment A.

2.05 Agreement Between Company and Participant. If the Company and each Participant do not agree upon the Benefit Schedule, as it may be updated from time to time as provided in Sections 2.03 and 2.04, and any amendment to Attachment A, as the same pertains to the Participant's benefits, then the provisions of Section 2.06 shall control.

2.06 Trustee Resolves Disagreement. Upon written notification to the Trustee by the Company or any Participant of the failure of the Company and such Participant to agree as provided in
     Section 2.05, the Trustee shall, to the extent necessary in the sole judgment of the Trustee, (i) recompute the amount payable hereunder to any Participant, as set forth in the Benefit Schedule, and (ii) notify the Company and the Participant in writing of its computations. Thereafter, this Trust Agreement and the Benefit Schedule shall be amended to the extent of such Trustee determinations without further action; provided, however, that the failure of the Company to furnish any amendment, restatement or successor to the Plans, or compensation or other information shall in no way diminish the rights of any Participant hereunder or thereunder. If the Trustee has not completed its recomputation within 30 days after receipt of written notification of the failure of the Company and the Participant to agree, as provided above, the Trustee shall make any payments to the Participant from his or her account hereunder, in accordance with the terms hereof, based upon the Benefit Schedule which is in effect at that time. Following the recomputation, any overpayments by reason of the foregoing shall be repaid to the Trust without interest. The Trustee, however, shall have no obligation to enforce repayment of any such overpayments, nor shall it incur any liability to any party whatsoever, including without limitation any liability to the Company or to any other Participant, for having made any such overpayment. The obligation to enforce repayment of any such overpayment shall rest solely with the Company.

Section 3 Contributions to the Trust

3.01 No Company Obligation. The Company may make contributions to the Trust to provide assets for payment of benefits under the Plans at such times as it shall determine in its sole discretion as grantor. The Company shall have no obligation to make contributions to the Trust, except as otherwise expressly provided in Section 3.03.

3.02 Allocation of Contributions. At the time it makes contributions to the Trust, the Company shall identify the Plans, or the Participant Plan accounts and the Plans, for which such contributions are made and the amount contributed for each such Participant Plan account or Plan. The amounts contributed for a Plan (as contrasted with the amounts contributed for Participant Plan accounts) shall be allocated among the accounts for the Participants in the Plan in proportion to the benefits accrued thereunder prior to 1996, and in proportion to those accrued thereunder in 1996 or thereafter, as may be specified by the Company. If it is determined by the Trustee that the balance of a Participant's account for any Plan reflects Trust assets that will clearly never be required to pay benefits to the Participant, such excess assets shall be reallocated first in proportion to the balances of the separate accounts of the remaining Participants in that Plan, and after such Plan is fully funded, then in proportion to the balances of the separate accounts of the Participants in the other Plans.

3.03 Change of Control or Failure to Pay. Upon a Change of Control or a Failure to Pay as defined in clause (ii) of the definition of that term, the Company shall make a contribution to the Trust in an amount that is sufficient to fund 100% of the amount necessary to pay each Participant the benefits to which the Participant would be entitled pursuant to the terms of the Plans as of the date of the Change of Control or such Failure to Pay.

3.04 Assets Contributed. Assets contributed by the Company to the Trust must be, in the sole and absolute discretion of the Trustee, easily liquidated. Equity securities must be traded on a national securities exchange or on the NASDAQ National Market System. Debt securities must be at least "investment grade" as that term is commonly used by the debt rating agencies. Subject to the foregoing, prior to a Change of Control or a Failure to Pay, the Company may contribute equity (but not debt) securities of the Company or any affiliate. Thereafter, the Company may not contribute such securities.

3.05 Expense Account. The Company may, in its sole and absolute discretion, deliver to the Trustee from time to time assets to be allocated to an account to be used to pay Trustee administrative and other expenses not included with the Trustee's fees as contemplated by Section 11.02 ("Expense Account"). All amounts in the Expense Account, including contributions and earnings thereon, may be used only for these purposes. Notwithstanding the foregoing, upon a Change of Control or a Failure to Pay, the Company shall deliver an amount to the Trustee to be allocated to the Expense Account such that the amount in that account will then be $250,000.

Section 4 Payments to Participants

4.01 Prior to a Termination and Change of Control or a Failure to Pay.

     Prior to a Termination and Change of Control or a Failure to
     Pay:

(a) Distributions from the Trust shall be made by the Trustee to Participants only at the direction of the Company. The Company shall provide such directions annually for each Plan, and such directions (when considered together with payments to Participants by the Company from sources other than Trust assets) must provide for payments to Participants which are in accordance with the Benefit Schedule and the Plans. Such directions may not provide for distributions from a Participant's Plan account which bear a greater proportion to the total payment then being made to the Participant, than the amount in the Participant's Plan account under the Trust bears to the Plan Participant's accrued benefit under the Plan ("Prorata Payment"). If no directions are given or if the directions provide for a distribution from the Trust to a Participant which is less than a Prorata Payment, then in either case an amount necessary to achieve a Prorata Payment will be removed from the Participant's Plan account by the Trustee and reallocated amongst the accounts of all the Participants in the Plan in proportion to the balances in their respective accounts, including the Participant from whom the Trustee removed an amount in accordance with this sentence.

(b) The Company may make benefit payments pursuant to the Plans (other than distributions from the Trust) directly to Participants as the payments become due, or it may remit the amount needed for such payments to the Trustee, in which case the Trustee will make such payments. The Company shall notify the Trustee of its decision prior to the time amounts are payable to the Participant. The Company shall be responsible for all tax withholdings and reportings for payments it makes. The Trustee shall make all tax withholdings or payments from the Trust assets. Such withholdings shall be remitted to the tax authorities, or to the Company for remission to the tax authorities, as the Trustee and the Company may agree.

4.02 After a Termination and Change of Control or a Failure to Pay.

(a) Notwithstanding anything herein to the contrary, upon the occurrence of a Termination and Change in Control, the Participants shall be entitled to receive from the Trust the payments provided in Section 4.02(c).

(b) Notwithstanding anything herein to the contrary, upon the occurrence of a Failure to Pay, each Participant covered by the situation described in clause (i) of the definition of Failure to Pay, or each of the Participants in the event of a situation described in clause (ii) of that definition, as the case may be, shall be entitled to receive from the Trust the payments as provided in Section 4.02(c).

(c) No later than the first to occur of (i) six months following the date hereof for any person who is a Participant prior to the first of the events described in clause (i) or (ii),
     (ii) a Termination and Change in Control or a Failure to Pay for any person who is a Participant prior to the first of the events described in clause (i) or (ii), or (iii) the date upon which any person who is not a Participant prior to the first to occur of the events described in (i) or (ii) becomes a Participant, each Participant shall select one of the following payment alternatives with respect to each Plan, and payment shall be made to each such Participant in accordance with his or her selected alternative as provided in Sections 4.02(a) and 4.02(b):

          A lump sum payment of the full amount in the Participant's Plan account within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be;

          Payment of the full amount in the Participant's Plan account in monthly, quarterly, semiannual or annual payments, over a period not to exceed fifteen years, as selected by the Participant at the time provided in the first paragraph of this Section 4.02(c), commencing within 30 days following the Termination and Change in Control or Failure to Pay, as the case may be, which are substantially equal in amount or in the number of share units being valued and paid or in the number of Eaton shares being distributed, except that earnings attributable to periods following Termination and Change in Control or Failure to Pay shall be included with each payment.

4.03 Tax Payments.

(a) Either before or after Termination and Change of Control or a Failure to Pay, if any Participant is determined to be subject to federal income tax on any amount to the credit of his or her account under any Plan prior to the time of actual payment hereunder, whether or not due to the establishment of or contributions to this Trust, a portion of such taxable amount equal to the taxes, including interest and penalties, owed on such taxable amount, shall be distributed by the Trustee from the Participant's Plan account to such Participant within thirty days after receipt of notice from the Participant, with a copy to the Company, setting forth the amount of such tax, interest and penalties and a certification by the Participant that such tax, interest and penalties have not otherwise been paid by the Company.

(b) For purposes of this Section 4.03, a Participant shall be deemed to pay state and local taxes at the highest marginal rate of taxation in the state in which the Participant resides or is employed (or both) where a tax is imposed, and federal income taxes at the highest marginal rate of taxation, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes.

(c) An amount to the credit of a Participant's account shall be determined to be subject to federal income tax for purposes of this Section 4.03 upon the earliest of: (i) a final determination by the United States Internal Revenue Service addressed to the Participant which is not appealed to the courts; (ii) a final determination by the United States Tax Court or any other federal court affirming any such determination by the Internal Revenue Service; or (iii) an opinion by the Company's tax counsel, addressed to the Company and the Trustee, to the effect that by reason of Treasury Regulations, amendments to the Internal Revenue Code, published Internal Revenue Service rulings, court decisions or other substantial precedent, amounts to the credit of Participants hereunder are subject to federal income tax prior to payment.

(d) The Company shall undertake at its sole expense to defend any tax claims described herein which are asserted by the Internal Revenue Service against any Participant, including attorney fees and cost of appeal, and shall have the sole authority to determine whether or not to appeal any determination made by the Service or by a lower court. The Company will reimburse any Participant for any interest or penalties in respect of tax claims hereunder upon receipt of documentation of same. In consideration of such undertaking, the Participant shall notify the Company and the Trustee promptly upon receipt by such Participant of any notification or communication, whether written or oral, from any taxing authority, or any representative or agent thereof, asserting that any amounts to the credit of such Participant are subject to tax prior to payment.

(e) Any distributions from the Trust to a Participant under this Section shall be applied in accordance with the provisions of the Plans to reduce the Company's liabilities to such Participant and/or Beneficiary under the Plan and the Benefit Schedule. Such reductions shall be made on a pro-rata basis over the term of benefit payments under the Plan and Benefit Schedule. Any such reduction shall be determined by the Company prior to a Change of Control or a Failure to Pay, and by the Trustee following such events.

4.04 Distribution Limit - Benefit Schedule Pursuant to Plan. Under no circumstances shall a Participant receive a distribution which is greater than the amount then credited to the Participant's Plan account under the Trust. Payments made in accordance with the Benefit Schedule shall be deemed to be pursuant to the Plans for purposes of the Trust.

4.05 Company Obligation Continues. Notwithstanding any distribution made to a Participant in accordance with this
     Section 4, the Company shall remain obligated to pay any amounts due the Participant under the Plans which have not been paid from the assets of the Trust.

Section 5 Payments to the Company

Except as otherwise expressly provided in this Trust Agreement (including without limitation as provided in Section 1.03), the Company shall have no right or power to direct the Trustee to return to the Company or to divert to others any of the Trust assets before all benefit payments have been made to Participants pursuant to the terms of the Plans and the Benefit Schedule. If the Trustee determines, in its sole and absolute discretion, that certain assets will clearly never be required to pay benefits to the Participants, or to pay Trust expenses, then such assets will be returned to the Company.

Section 6  Creditors and Insolvency

6.01 No Liens Created. Notwithstanding anything herein to the contrary, nothing in this Trust Agreement shall constitute a mortgage, lien, pledge, charge or security interest of any kind, or any other type of preferential arrangement that has the practical effect of creating a security interest ("Liens") with respect to any indebtedness of the Company the terms of which restrict the Company's ability to incur Liens.

6.02 Insolvency. The Trustee shall cease payment of benefits to Participants if the Company is Insolvent. The Company shall be considered "Insolvent" for purposes of this Trust Agreement if (i) the Company is unable to pay its debts as they become due, or (ii) the Company is subject to a pending proceeding as a debtor under the United States Bankruptcy Code.

6.03 Claims of Creditors. At all times during the continuance of this Trust, the principal and income of the Trust shall be subject to claims of general creditors of the Company under federal and state law as set forth below.

(a) The Board of Directors or the Chief Executive Officer of the Company shall have the duty to inform the Trustee in writing that the Company is Insolvent. If a person claiming to be a creditor of the Company alleges in writing to the Trustee that the Company has become Insolvent, the Trustee shall determine whether the Company is Insolvent and, pending such determination, the Trustee shall discontinue payment of benefits to Participants.

(b) Unless the Trustee has actual knowledge that the Company is Insolvent, or has received notice from the Company or a person claiming to be a creditor alleging that the Company is Insolvent, the Trustee shall have no duty to inquire whether the Company is Insolvent. The Trustee may in all events rely on such evidence concerning the Company's solvency as may be furnished to the Trustee and that provides the Trustee with a reasonable basis for making a determination concerning the Company's Insolvency.

(c) If at any time the Trustee has determined that the Company is Insolvent, the Trustee shall discontinue payments to Participants and shall hold the assets of the Trust for the benefit of the Company's general creditors as a court of competent jurisdiction may direct. Nothing in this Trust Agreement shall in any way diminish any rights of Participants or their Beneficiaries to pursue their rights as general creditors of the Company with respect to benefits due under the Plans or otherwise.

(d) The Trustee shall resume the payment of benefits to Participants in accordance with Section 2 of this Trust Agreement only after the Trustee has determined that the Company is not Insolvent (or is no longer Insolvent).

6.04 Resumption of Payments. If the Trustee discontinues the payment of benefits from the Trust pursuant to Section 6.02 and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to Participants under the terms of the Plans for the period of such discontinuance, less the aggregate amount of any payments made to Participants by the Company in lieu of the payments provided for hereunder during any such period of discontinuance.

Section 7 Investment Authority

7.01 General Authority and Investment Guidelines. In no event shall any rights associated with assets of the Trust be exercisable by or rest with Participants. Except as otherwise expressly provided herein, all rights associated with assets of the Trust shall be exercised by the Trustee or the person designated by the Trustee. The Trustee shall invest and reinvest the principal and income of the Trust, without distinction between principal and income, in accordance with the investment guidelines as may be furnished by the Company from time to time prior to Termination and Change of Control or a Failure to Pay. Each Plan may have investment guidelines which are different from those of other Plans. The Company may amend, from time to time and in its sole and absolute discretion, the investment guidelines of each Plan prior to a Change of Control or a Failure to Pay. Following a Termination and Change of Control or a Failure to Pay, the Trustee is authorized, in its sole and absolute discretion, but subject to the fiduciary standards set forth below, to disregard the investment guidelines furnished to the Trustee by the Company.

7.02 Company May Appoint Investment Manager.  Prior to a
     Termination and Change of Control or a Failure to Pay, the Company shall have the right to direct the Trustee in accordance with this Section.

(a) The Company may from time to time direct the Trustee to segregate all or any portion of the Trust assets in a separate investment account or accounts and may appoint one or more investment managers and/or an investment committee established by the Company to direct the investment and reinvestment of each such investment account or accounts.
     In such event, the Company shall notify the Trustee of the appointment of each such investment manager and/or investment committee. Members of the investment committee may be employees of the Company, but may not be Participants. In exercising its responsibilities hereunder, any such investment managers or investment committee shall have the same duties of loyalty and care as the Trustee would have in connection with investment of Trust assets.

(b) After the appointment of an investment manager in accordance with Section 7.02(a), the Trustee shall make every sale or investment with respect to such investment account as directed in writing by the investment manager or investment committee, unless the Trustee determines that such directions, if implemented, would not be in accordance with the requirements of this Trust Agreement or with the standard of conduct for a fiduciary imposed by the Employee Retirement Income Security Act of 1974, as amended.

(c) Notwithstanding the foregoing, the Trustee, without obtaining prior approval or direction from an investment manager or investment committee, shall invest cash balances held by it from time to time in U.S. Treasury Bills, commercial paper (including such forms of commercial paper as may be available through the Trustee) which are rated ___ or higher by _____________, certificates of deposit (including certificates issued by the Trustee in its separate corporate capacity) issued by a commercial bank organized and existing under the laws of the United States or any state thereof having a combined capital of at least [$1 billion], and similar types of securities, with a maturity not to exceed one year. The Trustee shall sell such short term investments as may be necessary to carry out the instructions of an investment manager or investment committee regarding more permanent type investments and directed distributions.

(d) The Company may from time to time direct the Trustee with respect to the voting of any trust assets.

7.03 Trustee Duties and Delegation.  Following a Change of
     Control or a Failure to Pay:

(a) In exercising its discretion to manage the investment of the Trust assets, the Trustee shall consider the needs of the Plans, the need for matching of the Trust assets with the liabilities of the Plans and the duty of the Trustee to act solely in the best interests of the Participants.

(b) The Trustee shall have the right, in its sole and absolute discretion, to delegate its investment responsibility to an investment manager who may be an affiliate of the Trustee. In the event the Trustee shall exercise this right, the Trustee shall remain, at all times responsible for the acts of an investment manager. The Trustee shall have the right, in its sole and absolute discretion to remove any such investment manager.

7.04 Company may Substitute Assets. The Company shall have the right at any time, and from time to time and in its sole and absolute discretion, to substitute assets of equal fair market value for any asset held by the Trust, provided that such assets satisfy the requirements of Section 3.04. This right is exercisable by the Company in a nonfiduciary capacity without the approval or consent of any person in a fiduciary capacity.

7.05 Commingling. Subject to the investment guidelines for each Plan, the Trustee is hereby authorized to commingle any or all of the assets of the Plans for investment purposes. The Trustee, however, shall maintain the investment results separately by Plan, and the investment experience of each Plan shall be maintained and allocated to each Plan separately as earnings. The investment experience of a Plan shall not be shared with other Plans for purposes of this Trust.

7.06 Asset Rights. All rights associated with assets of the Trust shall be exercised only as expressly provided herein.

Section 8 Permissible Investments and Additional Authority

Subject to the investment guidelines while in effect in accord-ance with the terms of this Agreement and to the fiduciary duties of the Trustee as provided herein, the Trustee shall have the power in connection with the Trust in its sole and absolute dis-cretion:

(a) To invest and reinvest in any readily marketable common and preferred stocks, bonds, notes, debentures and convertible stocks and securities (including any such equity securities of the Company, but not including any debt securities of the Company or any stock or security of the Trustee other than a de minimis amount held in a collective or mutual fund), certificates of deposit or demand or time deposits (including any such deposits with the Trustee) and shares of investment companies and mutual funds (including mutual funds maintained by the Trustee), without being limited to the classes or property in which the Trustee is authorized to invest by any law or any rule of court of any state and without regard to the proportion any such property may bear to the entire amount of the Trust Assets;

(b) To enter into interest rate, equity and currency exchange or swap transactions, cap transactions, commodity swaps, collar transactions, interest rate options, forward foreign exchange transactions, floor transactions or any other similar transaction; provided, however, that none of such transactions may involve leveraged financial instruments, instruments bought or sold solely for the purpose of earning a profit due to changes in the market price of the instruments, or counter parties which are not major international financial institutions;

(c) To invest and reinvest all or any portion of the Trust assets collectively through the medium of any common, collective or commingled trust fund that may be established and maintained by the Trustee, subject to the instrument or instruments establishing such trust fund or funds and with the terms of such instrument or instruments, as from time to time amended, being incorporated into this Trust Agreement to the extent of the equitable share of the Trust in any such common collectively or commingled trust fund;

(d)  To retain any property at any time received by the Trustee;

(e) To sell or exchange any property held by it at public or private sale, for cash or on credit, to grant and exercise options for the purchase or exchange thereof, to exercise all conversion or subscription rights pertaining to any such property and to enter into any covenant or agreement to purchase any property in the future;

(f) To participate in any plan of reorganization, consolidation, merger, combination, liquidation or other similar plan relating to property held by it and to consent to or oppose any such plan or any action thereunder or any contract, lease, mortgage, purchase, sale or other action by an person;

(g) To deposit any property held by it with any protective, reorganization or similar committee, to delegate discretionary power thereto, and to pay part of the expenses and compensation thereof and any assessments levied with respect to any such property so deposited;

(h)  To extend the time of payment of any obligation held by it;

(i) To hold uninvested any moneys received by it, without liability for interest thereon, but only in anticipation of payments due for investments, reinvestments, expenses or disbursements;

(j) To exercise the right to vote any securities or other property held by it, except as otherwise provided in Section
     7.02(d);

(k) Solely for the benefit of Participants and subject to the provisions of any agreements relating to indebtedness of the Company existing prior to a Change of Control or a Failure to Pay, to borrow money from others, including the Company, in such amounts and for such terms as are advisable, to issue its promissory note or notes therefor, and to secure the repayment thereof by pledging any property held by it;

(l) To employ suitable contractors and counsel, who may be counsel to the Company or to the Trustee, and to pay their reasonable expenses and compensation from the Trust assets to the extent not paid by the Company;

(m) To register investments in its own name or in the name of a nominee; to hold any investment in bearer form; and to combine certificates representing securities with certificates of the same issue held by it in other fiduciary capacities or to deposit or to arrange for the deposit of such securities with any depository, even though, when so deposited, such securities may be held in the name of the nominees of such depository with other securities deposited therewith by other persons, or to deposit or to arrange for the deposit of any securities issued or guaranteed by the United States government, or any agency or instrumentality thereof, including securities evidenced by book entries rather than by certificates, with the United States Department of the Treasury or a Federal Reserve Bank, even though, when so deposited, such securities may not be held separate from securities deposited therein by other persons; provided, however, that no securities held in the Trust shall be deposited with the United States Department of the Treasury or a Federal Reserve Bank or other depository in the same account as any individual property of the Trustee, and provided, further, that the books and records of the Trustee shall at all times show that all such securities are part of the Trust assets;

(n) To settle, compromise or submit to arbitration any claims, debts or damages due or owing to or from the Trust, to commence or defend suits or legal proceedings to protect any interest of the Trust, and to represent the Trust in all suits or legal proceedings in any court or before any other body or tribunal; provided, however, that the Trustee shall not be required to take any such action unless it shall have been indemnified by the Company to its reasonable satisfaction against liability or expenses it might incur therefrom;

(o) To acquire, hold, retain and be the owner of any individual or group policies of life insurance, annuity contracts, and other property of any kind which policies are contributed to the Trust by the Company or are purchased by the Trustee as directed by the Company. To the extent that the Trustee is directed by the Company prior to a Change of Control or a Failure to Pay to invest part or all of the Trust assets in insurance contracts, the type and amount thereof shall be specified by the Company. The Trustee shall be under no duty to make inquiry as to the propriety of the type or amount so specified. Each insurance contract issued shall provide that the Trustee shall be the owner thereof with the power to exercise all rights, privileges, options and elections granted by or permitted under such contract or under the rules of the insurer. The exercise by the Trustee of any incidents of ownership under any contract shall, prior to a Change of Control or a Failure to Pay, be subject to the direction of the Company. The Trustee shall have all such rights, except that the Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor Trustees, or to loan to any person the proceeds of any borrowing against an insurance policy held in the Trust. No insurer shall be deemed to be a party to the Trust and an insurer's obligations shall be measured and determined solely by the terms of contracts and other agreements executed by the insurer.

(p) To hold any other class of assets contributed by the Company that is deemed prudent by the Trustee, unless expressly prohibited herein;

(q) To form corporations or partnerships and to create trusts to hold title to any property, upon such terms and conditions as may be advisable;

(r)  To hold all or part of the Trust uninvested;

(s) To sell, exchange or transfer any equity securities of the Company held by the Trust, provided that if the Trustee elects to sell, exchange or transfer any such equity securities, the Company must be offered the right of first refusal to engage in a transaction on terms at least equal to those offered the Trust in an open market transaction;

(t) Generally, to do all acts, whether or not expressly authorized, that the Trustee may deem necessary or desirable for the protection of the Trust assets or the administration of the Trust, including communicating with Participants.

Notwithstanding any powers granted to Trustee pursuant to this Trust Agreement or pursuant to applicable law, Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of Section 301.7701-2 of the Procedure and Admini-strative Regulations promulgated pursuant to the Internal Revenue Code.

Section 9 Accounting by the Trustee

9.01 Accounting Records and Reports. The Trustee shall keep accurate and detailed records of all investments, receipts, disbursements and all other Trust transactions. All such records shall be open to reasonable inspection and audit by the Company and by any Participant. The Trustee shall deliver written reports of its administration of the Trust setting forth for each Participant, for each Plan and for the Trust in the aggregate:

(a) For the period covered by the report, all contributions, investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold and the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately);

(b) All cash, securities and other property held at the beginning and at the end of the period covered by the report.

     The Trustee shall provide such reports as follows:

(c) To the Company, covering each of the first three quarters of each calendar year, beginning with the first calendar quarter ending after the effective date of this Trust
     Agreement, and provided within 60 days following the close of each such quarter;

(d) To the Company and to each Participant, covering each calendar year, and provided within 60 days following the end of such year;

(e) To the Company and to each Participant, covering the period from the close of the last preceding year to the date of any resignation or removal of the Trustee, and provided within 60 days after such resignation or removal.

     In the absence of the Company's filing with the Trustee of objections to any such account within 180 days after its receipt, the Company shall be deemed to have so approved such account. In such case, or upon the written approval by the Company of any such account, the Trustee shall, to the extent permitted by law, be discharged from all liability to the Company for its acts or failures to act described by such account. The foregoing, however, shall not preclude the Trustee from having its accounting settled by a court of competent jurisdiction.

9.02 Separate Participant Accounts. The Trustee shall maintain a separate account for each Participant under each Plan. The Trustee shall credit or debit each Participant's account or accounts as appropriate to reflect his or her allocable portion of the Trust assets, as such Trust assets may be adjusted from time to time pursuant to the terms of this Trust Agreement, to reflect contributions, investment earnings and losses, and distributions. All contributions to the Trust shall be allocated in accordance with the terms of this Trust Agreement. Investment earnings and losses for each Plan shall be allocated to Participants' accounts under that Plan based on the proportion which each Participant account for that Plan bears to the total of all Participant accounts for that Plan. During the period that the Trust is revocable, the Trustee and the Company shall mutually agree upon procedures to assure the proper allocation of account balances in accordance with the requirements of this Section 9.02.

Section 10     Trustee Rights, Duties and Indemnification

10.01 Duties of Loyalty and Care. Following a Change of Control or a Failure to Pay, the Trustee shall act solely in the interest of and for the benefit of the Participants under the terms of the Plans and this Trust. At all times, whether before or after a Change of Control or a Failure to Pay, the Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Trustee shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by the Company which is contemplated by, and in conformity with, the terms of the Plans, the Benefit Schedule or this Trust Agreement, and is given in writing by the Company.

10.02 Participant Payment Determinations. In making any determination required or permitted to be made by the Trustee concerning any distribution to Participants, the Trustee shall, in each such case, reach its own independent determination, in its absolute and sole discretion, as to the Participant's entitlement to the payment under the Plans, the Benefit Schedule and this Trust Agreement. The Company waives any right to contest any amount distributed by the Trustee hereunder pursuant to a good faith deter-mination made by the Trustee, notwithstanding any claim by or on behalf of the Company (absent a manifest abuse of discretion by the Trustee) that such payments should not be made. The Trustee shall, to the maximum extent permitted by applicable law, be fully protected and held harmless in making such payments.

10.03 No Legal Action by Trustee. Following a Change of Control or a Failure to Pay, the Trustee agrees that it will not itself institute any action at law or at equity, whether in the nature of an accounting, interpleading action, request for a declaratory judgment or otherwise, requesting a court or administrative or quasi-judicial body to make any determination required to be made by the Trustee hereunder in the place and stead of the Trustee.

10.04 Indemnification. Unless the Trustee has been negligent or engaged in misconduct, the Company hereby indemnifies the Trustee against losses, liabilities, claims, costs and expenses (other than costs and expenses included in the standard fee schedule) incurred in connection with the administration of the Trust, including (a) liability to which the Trustee may be subjected by carrying out any directions of an investment manager (except for an affiliated investment manager appointed pursuant to Section 7.03(b)) or investment committee issued pursuant hereto,
      (b) liability for failure to act in the absence of direc-tions of the investment manager (except for an affiliated investment manager appointed pursuant to Section 7.03(b)) or investment committee and (c) liability for all expenses reasonably incurred by the Trustee if it undertakes or de-fends any litigation arising in connection with this Trust or to protect a Participant's rights under the Plans.

10.05 Counsel. Prior to a Change of Control or Failure to Pay, the Trustee may consult with legal counsel (who may also be counsel for the Company generally) with respect to any of its duties or obligations hereunder. Following a Change of Control or Failure to Pay, the Trustee shall select independent legal counsel and may consult with counsel or other persons with respect to its duties and with respect to the rights of Participants under the Plans.

10.06 Agents. The Trustee may hire agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder and, provided the Trustee has not breached its duties in selecting or retaining such persons, may rely on any determinations made by such agents to the same extent as if such determinations had been made by the Trustee. The use of such persons shall not entitle the Trustee to any additional compensation to the extent that the services of such agents are included in the Trustee's standard fee schedule.

10.07 Powers. The Trustee shall have, without exclusion, all powers conferred on the Trustee by applicable law, unless expressly provided otherwise herein, except that the Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of section 301.7701-2 of the Procedure and Administrative Regulation promulgated pursuant to the Internal Revenue Code.

Section 11     Compensation and Expenses of the Trustee

11.01 Taxes. With respect to any taxes levied or assessed upon the Trust, the Trustee at the Company's expense or the Company, whichever may be elected by the Company, may contest the validity of such taxes in any manner deemed appropriate by the Company. The Company shall pay any taxes of any and all kinds whatsoever, which at any time are levied or assessed upon or become payable with respect of the Trust, the income or any property forming a part thereof, or any security transaction pertaining thereto.

      To the extent that any taxes levied or assessed upon the Trust are not paid by the Company when due, the Trustee shall pay such taxes out of the Trust assets. The Trustee shall notify each Participant in writing of the failure of the Company to pay taxes.

11.02 Fees and Expenses. The Trustee shall be paid compensation by the Company in accordance with the Trustee's regular schedule of fees for trust services, as in effect from time to time, unless otherwise agreed by the Company and Trustee. The Trustee shall be reimbursed for its reason-able expenses related to management and administration of the Trust, including reasonable expenses incurred in con-nection with the appointment of a successor trustee, and reasonable compensation of counsel and any actuary or other agent engaged by the Trustee to assist it in such manage-ment and administration, to the extent not included in the regular schedule of fees for trust services.

11.03 Failure to Pay Fees and Expenses - Expense Account. If the Company does not pay the Trustee's fees and expenses as provided herein, then the Trustee may withdraw from the Expense Account the amounts required for payment of those fees and expenses (including taxes) to the extent there is a balance in the Expense Account. If there is an inade-quate balance in the Expense Account, the Trustee may satisfy such obligation from the Trust assets and shall charge such to the appropriate Plan, or if there is no appropriate Plan, then it shall charge all Plans in propor-tion to the aggregate of the account balances or accrued benefits under the Plans. The Trustee shall notify all Participants or Beneficiaries of any failure by the Company to reimburse the Trust for fees and expenses payable here-under.

Section 12     Resignation and Removal of the Trustee

12.01 Resignation. Prior to a Change of Control or a Failure to Pay, the Trustee may resign at any time by written notice to the Company, which shall be effective 90 days after re-ceipt of such notice by the Company unless the Company and the Trustee agree otherwise. Following a Change of Control or a Failure to Pay, the Trustee may resign only after at least 90 days notice to the Company and the Participants and the effective appointment of a successor Trustee.

12.02 Removal. Prior to a Change of Control or a Failure to Pay, the Trustee may be removed by the Company with or without cause on 90 days notice or upon shorter notice acceptable to the Trustee. Subsequent to a Change of Control or a Failure to Pay, the Trustee may only be removed by the Com-pany if both of the following conditions are satisfied:

 (a) The Company shall give notice to the Trustee of its removal, the appointment of a successor Trustee and the acceptance by the successor of its appointment in writing.

 (b) The Company shall then notify each Participant of the removal and designation of the successor Trustee, each Participant shall then vote for or against such action, and a majority of the Participants vote for such action.

12.03 Successor Trustee. The appointment of a successor trustee shall become effective upon agreement by it to assume the Agreement as Trustee, except that following a Change of Control or a Failure to Pay, the appointment of a successor trustee shall become effective only after the successor trustee has also been approved by a vote of the majority of all Participants.

12.04 Transfer of Assets. Upon resignation or removal of the Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed within 90 days after the effective date of the resignation or removal, unless the Company extends the time limit.

Section 13     Successor Trustee

13.01 Qualifications of Successor Trustee. Any successor Trustee must be a bank or national banking association with a mar-ket capitalization exceeding $1 billion. The successor Trustee shall have all of the rights and powers of the former Trustee. The former Trustee shall execute any in-strument necessary or reasonably requested by the Company or the successor Trustee to evidence the appointment of the successor Trustee and the transfer of Trust assets to it.

13.02 Responsibilities. The successor Trustee need not examine the records and acts of any prior Trustee. The successor Trustee shall not be responsible for and the Company shall indemnify and defend the successor Trustee from any claim or liability resulting from any action or inaction of any prior Trustee or from any other past event, or any condi-tion existing at the time it becomes successor Trustee.

Section 14     Amendment and Termination

14.01 Amendment. During the period that this Trust Agreement is revocable, it may be amended in any respect by the Company and the Trustee. Thereafter, this Trust Agreement may be amended only if such amendment does not have an adverse effect upon the Participants and their rights hereunder or if the amendment is approved in writing by 90% of all Participants. Any permitted amendment to this Trust Agreement shall be evidenced by a written instrument executed by the Trustee and the Company. Notwithstanding the foregoing, no amendment shall conflict with the terms of the Plans or shall make the Trust revocable after it has become irrevocable in accordance with its terms.

14.02 Termination. The Trust shall not terminate until the first to occur of (a) the date on which Participants have re-ceived all of the benefits due to them under the terms and conditions of the Plans, or (b) 90% of all Participants give their written approval to the termination of the Trust. Upon termination and the payment of all expenses, any assets remaining in the Trust shall be returned to the Company.

Section 15     Definitions.

For purposes of this Trust, the following terms shall be defined as set forth below:

"Agent" shall have the meaning set forth in Section 1.06.

"Benefit Schedule" shall have the meaning set forth in Section
2.02.

"Change of Control" shall mean:

     (a) a tender offer shall be made and consummated for the ownership of securities of the Company representing
          25% or more of the combined voting power of the Company's then outstanding voting securities,

     (b) the Company shall be merged or consolidated with another corporation and as a result of such merger or consolidation less than 75% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the former shareholders of the Company, other than affiliates (within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act")) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger of consolidation;

     (c) the Company shall sell substantially all of its assets to another corporation which is not a wholly owned subsidiary of the Company;

     (d) any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; or

     (e) during the period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company (the "Board") cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

     For purposes of this definition, ownership of voting securities shall take into account and include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(i) of the Exchange Act (as then in effect).

     The Company shall advise the Trustee whether or not a Change of Control has occurred. The Trustee shall be entitled to rely upon such advice, but if the Trustee receives notice of a Change of Control from another source, then the Trustee shall make its own independent determination.

"Expense Account" shall have the meaning set forth in Section
3.05.

"Failure to Pay" shall mean that the circumstances described in either (i) or (ii) have occurred:

     (i) Any Plan Participant shall have notified the Trustee and the Company in writing that the Company shall have failed to pay to the Participant, when due, either directly or by direction to the Trustee in accordance with the terms hereof, at least 75% of any and all amounts which the Participant was entitled to receive at any time in accordance with the terms of any Plan, the Benefit Schedule or this Trust Agreement, and that such amount remains unpaid. Such notice must set forth the amount, if any, which was paid to the Participant, and the amount which the Participant believes he or she was entitled to receive under the Plans, the Benefit Schedule and this Trust Agreement. Subject to Section 2.06, the failure to make such payment shall have continued for a period of 30 days after receipt of such notice by the Trustee and by the Company, and during such 30-day period the Company shall have failed to prove, by clear and convincing evidence as determined by the Trustee in its sole and absolute discretion, that such amount was in fact paid or was not due and payable; or

     (ii) More than two Plan Participants shall have notified the Trustee and the Company in writing, either individually or jointly, that they have not been paid, when due, amounts to which they are entitled under the Plans, the Benefit Schedule or this Trust Agreement, and that such amount remains unpaid. Each such notice must set forth the amount, if any, which was paid to the Participant, and the amount which the Participant believes he or she was entitled to receive under the Plans, the Benefit Schedule and this Trust Agreement. Within 15 days after receipt of each such notice, the Trustee shall determine, on a preliminary basis, whether any failure to pay such Participants has resulted in a failure to pay when due, directly or by direction, at least 75% of the aggregate amount due to all Participants under all the Plans, the Benefit Schedule and this Trust Agreement in any two-year period, and that such amount remains unpaid. Subject to Section 2.06, if the Trustee determines that such a failure has occurred, then it shall so notify the Company and the Participants in writing within the same 15 day period. Within a period of 20 days after receipt of such notice from the Trustee, the Company shall have failed to prove by clear and convincing evidence, in the sole and absolute discretion of the Trustee, that such amount was paid or was not due and payable.

"Insolvency" shall have the meaning set forth in Section 6.02.

"Liens" shall have the meaning set forth in Section 6.01

"Participant" shall mean the participants in the Plans, and any beneficiaries of any participants who are no longer then surviving.

"Plan" shall have the meaning set forth in the first WHEREAS recital.

"Proposed Change of Control" shall mean:

     (a) 20 days after the commencement of a tender offer shall be made for the ownership of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding voting securities (unless such tender offer shall have been withdrawn);

     (b) 20 days after the commencement of solicitation of proxies or consents for a merger or consolidation with another corporation and as a result of such merger or consolidation, less than 75% of the outstanding voting securities of the surviving or resulting corporation would be owned in the aggregate by the former shareholder of the Company, other than the party and affiliates (within the meaning of the Exchange Act) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger or consolidation;

     (c) upon the date that the Company shall have entered into an agreement to sell substantially all of its assets to another corporation which is not a wholly owned subsidiary of the Company;

     (d) within 20 days after any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange
          Act) becomes the beneficial owner, directly or indirectly, of securities of the Company representing 15% or more of the combined voting power of the Company's then outstanding securities, except for any employee benefit plan of the Company; or

     (e) upon the date that individuals who, at the beginning of any period of two consecutive years, constitute the Board of Directors of the Company, cease for any reason to constitute at least 76% thereof, unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

          For purposes of this definition, ownership of voting securities shall take into account and include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(i) of the Exchange Act (as then in effect).

"Prorata Payment" shall have the meaning set forth in Section
4.01(a).

"Termination and Change in Control" shall mean the termination of the employment of a Participant for any reason whatsoever, either at the initiative of the Company or the Participant, prior to a Change in Control if there is a subsequent Change in Control, or the termination of employment of a Participant for any reason whatsoever, either at the initiative of the Company or the Participant, during the three-year period following a Change in Control.

Section 16     Miscellaneous

16.01 Company Obligation Continues. Notwithstanding any distribution made to a Participant in accordance with this Trust Agreement, the Company shall remain obligated to pay any amounts due the Participant under the Plans which have not been paid from the assets of the Trust.

16.02 Trustee Expenses. In discharging its responsibilities hereunder, the Trustee may consult with and make such inquiries of such persons, including Participants or Beneficiaries, the Company, the Agent, legal counsel, actuaries, third party administrators or any other person the Trustee may reasonably deem necessary. Any reasonable expenses incurred by the Trustee in fulfilling its responsibilities shall be reimbursed by the Company and, to the extent not paid by the Company within a reasonable time, shall be charged to the Trust. If charged to the Trust, the expenses shall first be charged to the Expense Account and if the assets of the Expense Account are insufficient shall be prorated to Participants and Beneficiaries.

16.03 Company Waiver or Right to Contest. If the Company breaches any of its obligations hereunder to provide funds, Plans, the Benefit Schedule or information to the Trustee, the Trustee shall enforce such obligations by legal action if necessary, the Company hereby waives its right to con-test any such action by the Trustee and consents to the remedy of specific performance.

16.04 Severability. Any provision of this Trust Agreement prohibited by law shall be ineffective to the extent of any such prohibition, without invalidating the remaining provisions hereof.

16.05 ERISA Compliance. The Company hereby represents and warrants that all of the Plans have been established, maintained and administered in accordance with all applicable laws, including without limitation, ERISA.

16.06 Alienation. Benefits payable to Participants and their Beneficiaries under this Trust Agreement may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

16.07 Counterparts. This Trust Agreement may be executed in multiple copies, each of which shall for all purposes constitute an agreement, binding on the parties, and each party hereby covenants and agrees to execute all duplicates or replacement counterparts of this Trust Agreement as may be required.

16.08 Successors and Assigns. This Trust Agreement shall be binding upon and shall inure to the benefit of the parties, their respective successors and permitted assigns, and each party agrees, on behalf of itself, and its successors and permitted assigns, to execute any instruments which may be necessary or appropriate to carry out the purpose and in-tention of this Trust Agreement, and hereby authorizes and directs its successors and permitted assigns to execute any and all such instruments.

16.09 Notices. Notices required hereunder shall be deemed to have been given hereunder if delivered personally, by tele-copy or sent by certified mail, postage prepaid, as follows:

      If to the Company:  Secretary
                          Eaton Corporation
                          Eaton Center
                          1111 Superior Avenue
                          Cleveland, Ohio 44114

      If to the Trustee:  Mr. Joe Long
                          Senior Vice President
                          Wachovia Bank of North Carolina
                          100 N. Main Street
                          Winston-Salem, NC  27150



     If to the Participants: To their addresses as they may appear on the records of the Company or the Trustee.

16.10 Governing Law. This Trust Agreement shall be governed by and construed in accordance with the laws of North
      Carolina.

IN WITNESS WHEREOF, this Trust Agreement has been executed on behalf of the parties hereto on the day and year first above written.

EATON CORPORATION                  WACHOVIA BANK OF NORTH
                                   CAROLINA, N.A., TRUSTEE


By:_________________________       By:_________________________

Its:________________________       Its:________________________


ATTEST:                            ATTEST:

By:_________________________       By:_________________________

Its:________________________       Its:________________________

                                    Page 1

                              Eaton Corporation
                       1996 Annual Report on Form 10-K
                                 Item 14(c)
                                 Exhibit 11
                 Computations of Net Income per Common Share


                                              Year ended December 31
                                             ------------------------
(Millions except for per share amounts)        1996    1995    1994
                                               ----    ----    ----
Average number of Common Shares outstanding    77.4    77.8    75.6

Net income                                    $ 349   $ 399   $ 333
Per share amount                               4.50    5.13    4.40


                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                          Exhibit 21
               Subsidiaries of Eaton Corporation

Eaton is publicly held and has no parent corporation.  Eaton's subsidiaries, the state or country in which each was organized, and the percentage of voting securities owned by Eaton or
another Eaton subsidiary as of December 31, 1996 are as follows:
                                                      Percentage of voting
                                                      securities owned (by
                                    Where            Eaton unless otherwise
 Consolidated subsidiaries (A)    organized                indicated)
-------------------------------   -----------    ------------------------------
American Nucleonics Corporation   California      100%       AIL Systems Inc.
Vorad Safety Systems, Inc.        California      100%       IVHS Technologies,
                                                             Inc.
AIL Systems Inc.                  Delaware         95.404%   AIL Systems
                                                             Holding Company
BAC Investments Ltd.              Delaware        100%
CEEC Holdings Incorporated        Delaware        100%       CEEC Investments
                                                             Incorporated
CEEC Incorporated                 Delaware        100%       Cutler-Hammer Inc.
CEEC Investments Incorporated     Delaware        100%       CEEC Incorporated
Challenger Electrical Equipment
  Corp.                           Delaware        100%       CEEC Holdings
                                                             Incorporated
Cutler-Hammer de Puerto Rico Inc. Delaware        100%       Cutler-Hammer Inc.
Cutler-Hammer Inc.                Delaware        100%
Eaton Administration Corporation  Delaware        100%
Eaton ESC Holding Company         Delaware        100%
Eaton Holding Corporation         Delaware        100%       Eaton International
                                                             Corporation
Eaton International Corporation   Delaware        100%
Eaton Semiconductor Equipment Inc Delaware        100%
Eaton Truck Systems, Inc.         Delaware        100%
Eaton USEV Holding Company        Delaware        100%
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

                            Page 2
High Temperature Engineering
  Corporation                     Delaware        100%       Eaton
                                                             Semiconductor
                                                             Equipment Inc.
IVHS Technologies, Inc.           Delaware         70%
Lectron Products, Inc. (Indiana)  Indiana         100%       Lectron Products,
                                                             Inc. (Michigan)
CAPCO Automotive Products
  Corporation                     Michigan        100%
IKU USA Inc.                      Michigan        100%       SPIVICO Inc.
Lectron Products, Inc. (Michigan) Michigan        100%
SPIVICO Inc.                      Michigan        100%       Eaton Holding
                                                             Corporation
AIL Systems Holding Company       Nevada          100%
Cutler-Hammer de Puerto Rico
  Company (Partnership)           Ohio             99%       Cutler-Hammer de
                                                             Puerto Rico Inc.
                                                    1%       Cutler-Hammer Inc.
Cutler-Hammer IDT, Inc.           Ohio            100%
Eaton Consulting Services
  Corporation                     Ohio            100%
Eaton Leasing Corporation         Ohio            100%
Eaton Properties Corporation      Ohio            100%       Eaton Leasing
                                                             Corporation
Eaton Utah Corporation            Ohio            100%       Eaton Leasing
                                                             Corporation
Eaton Westlake Corporation        Ohio            100%       Eaton Leasing
                                                             Corporation
U.S. Engine Valve (Partnership)   Ohio              5.607%
                                                   70%       Eaton USEV
                                                             Holding Company
Eaton I.C.S.A.                    Argentina       100%
Eaton Controls Pty. Ltd.          Australia        99.99996% Eaton
                                                             International
                                                             Corporation
                                                     .00004% Eaton Pty. Ltd.
Eaton Pty. Ltd.                   Australia       100%
Eaton Specialty Controls Pty.
  Ltd.                            Australia        99.99996%
                                                     .00004% Eaton
                                                             International
                                                             Corporation
Eaton Holding G.m.b.H.            Austria         100%       Eaton
                                                             International
                                                             Corporation
Eaton Foreign Sales Corporation   Barbados        100%
Eaton Holding Limited             Barbados        100%       Eaton Yale Ltd.
Eaton Services Limited            Barbados        100%       Eaton Holding
                                                             Limited

                            Page 3
Saturn Insurance Company Ltd.     Bermuda
                                    Islands       100%
Eaton Controles Ltda.             Brazil           51%
                                                   49%       Eaton
                                                             International
                                                             Corporation
Eaton Ltda.                       Brazil           70.67%    Eaton Services
                                                             Limited
                                                   28.73%    Eaton
                                                             International
                                                             Corporation
                                                     .60%    Cutler-Hammer Inc.
Eaton Technologies Ltda.          Brazil           99.99%
                                                     .01%    Eaton
                                                             International
                                                             Corporation
Eaton Truck Components Ltda.      Brazil           21.135%
                                                   78.865%   CAPCO
                                                             Automotive
                                                             Products
                                                             Corporation
Eaton ETN Offshore Ltd.           Canada          100%       Common Shares
                                                             - Eaton
                                                             Corporation
                                                  100%       Preferred Shares -
                                                             Eaton
                                                             International
                                                             Corporation
Eaton Yale Ltd.                   Canada          100%       Eaton ETN
                                                             Offshore Ltd.
Eaton Holding I Limited           Cayman Islands  100%       Eaton Holding
                                                             III Limited
Eaton Holding II Limited          Cayman Islands  100%       Eaton Holding
                                                             III Limited
Eaton Holding III Limited         Cayman Islands  100%       Eaton Holding G.m.b.H.
Jining Eaton Hydraulics
  Company Ltd.                    China            60%
Suzhou Cutler-Hammer Electric
  Co., Ltd.                       China            75%
Eaton Controles Industriales S.A. Costa Rica       97.53%    Eaton
                                                             International
                                                             Corporation
Eaton Controls d.o.o.             Croatia          80%       Eaton
                                                             Controls S.A.
                                                   20%       Eaton
                                                             Technologies S.A.
Cutler-Hammer, S.A.               Dominican
                                    Republic      100%       Cutler-Hammer Inc.
Coupatan Immobiliere S.A.         France          100%       Eaton Controls S.A.

                            Page 4
Eaton Controls S.A.               France          100%       Eaton
                                                             Technologies S.A.
Eaton Engineering Controls Srl    France          100%       Eaton Controls S.A.
Eaton S.A.                        France          100%
Eaton Technologies S.A.           France           55%
                                                   45%       Eaton
                                                             International
                                                             Corporation
Eaton Automotive G.m.b.H.         Germany         100%       Eaton G.m.b.H.
Eaton Controls G.m.b.H. & Co.
  K.G. (Partnership)              Germany          99.5%     Eaton Yale Ltd.
                                                     .5%     Eaton G.m.b.H.
Eaton G.m.b.H.                    Germany         100%
Eaton Technologies Limited        Hong Kong       100%       Eaton
                                                             International
                                                             Corporation
Eaton Automotive S.p.A.           Italy            33%
                                                   67%       Eaton S.p.A.
Eaton Controls S.p.A.             Italy            99.998%   Eaton S.p.A.
                                                     .002%   Eaton Automotive
                                                             S.p.A.
Eaton Finance S.p.A.              Italy            50%       Eaton Automotive
                                                             S.p.A.
                                                   50%       Eaton Controls
                                                             S.p.A.
Eaton S.p.A.                      Italy            99.9053%
                                                     .0947%  Eaton B.V.
Eaton Japan Co., Ltd.             Japan           100%
Eaton International Inc.          Liberia         100%
Cutler-Hammer Controls Sdn. Bhd.  Malaysia        100%       Eaton
                                                             International
                                                             Corporation
Condura S.A. de C.V.              Mexico          100%       Eaton
                                                             International
                                                             Corporation
Cutler-Hammer Mexicana S.A.       Mexico          100%       Eaton
                                                             International
                                                             Corporation
Controles Latinamericanos,
  S.A. de C.V.                    Mexico          100%       Eaton
                                                             International
                                                             Corporation
Eaton Manufacturera S.A.
  de C.V.                         Mexico           90.603%
Eaton Molded Products S.A.
  de C.V.                         Mexico             .1%
                                                   99.9%     Eaton
                                                             International
                                                             Corporation

                            Page 5
Operaciones de Maquila de
  Juarez S.A. de C.V.             Mexico           99.99999% Eaton
                                                             International
                                                             Corporation
                                                     .00001% Cutler-Hammer Inc.
Eaton s.a.m.                      Monaco          100%
Eaton B.V.                        Netherlands     100%
Eaton C.V. (Partnership)          Netherlands      99.9%     Eaton Holding
                                                             III Limited
                                                     .1%     Eaton
                                                             International
                                                             Corporation
Eaton Holding B.V.                Netherlands     100%       Eaton Holding
                                                             Corporation
IKU B.V.                          Netherlands     100%       IKU Holding
                                                             Montfoort B.V.
IKU Holding Montfoort B.V.        Netherlands     100%       Eaton Holding B.V.
Eaton Finance N.V.                Netherlands
                                    Antilles       45%
                                                   55%       Eaton International
                                                             Inc.
Cutler-Hammer Asia Corporation    Philippines     100%       Eaton
                                                             International
                                                             Corporation
Eaton Controls Spolka z o.o.      Poland          100%       Eaton Holding B.V.
Eaton Automotive Spolka z o.o.    Poland          100%       Eaton Automotive
                                                             S.p.A.
Cutler-Hammer Pte. Ltd.           Singapore       100%       Eaton
                                                             International
                                                             Corporation
Eaton Services Pte. Ltd.          Singapore       100%       Eaton
                                                             Semiconductor
                                                             Equipment Inc.
Eaton Truck Components (Pty)
  Limited                         South Africa    100%       Eaton Limited (U.K.)
Eaton Limited                     South Korea     100%
Eaton Semiconductor Limited       South Korea     100%       Eaton
                                                             Semiconductor
                                                             Equipment Inc.
Eaton Ros S.A.                    Spain          100%        Eaton S.A.
Eaton S.A.                        Spain           49.86%
                                                  50.14%     Eaton B.V.
Productos Eaton Livia S.A.        Spain           52%        Eaton B.V.
                                                  48%        Eaton S.A. (Spain)
Eaton Limited                     Taiwan          19.42%
                                                  80.58%     Eaton
                                                             International
                                                             Corporation

                            Page 6
Eaton Technologies Limited        Thailand        100%
Rubberon Technology Corporation
  Limited                         Thailand        100%
Eaton Financial Services Limited  United
                                    Kingdom       100%       Eaton Limited (U.K.)
Eaton Limited                     United
                                    Kingdom       100%
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

                      Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                          Exhibit 23
               Consent of Independent Auditors

We consent to the incorporation by reference in the following Registration
Statements and related Prospectuses of our report dated January 20, 1997, with respect to the consolidated financial statements of Eaton Corporation included in this Form 10-K for the year ended December 31, 1996:
Registration
  number                     Description                    Filing date
------------  -----------------------------------------  -----------------
333-23539     Eaton Non-Employee Director Fee Deferral
                Plan - Form S-8 Registration Statement   March 18, 1997

333-22597     Eaton Incentive Compensation Deferral
                Plan - Form S-8 Registration Statement   February 28, 1997

333-13873     Eaton Corporation Investment Plan for
                Hourly Employees of the Hydraulics
                Division - Hutchinson Plant - Form S-8
                Registration Statement                   October 10, 1996

333-13869     Lincoln Plant Share Purchase and
                Investment Plan and Trust - Form S-8
                Registration Statement                   October 10, 1996

333-13861     Eaton Corporation 401(k) Savings Plan for
                the Hourly Rate Employees at Airflex
                Division - Form S-8 Registration
                Statement                                October 10, 1996

333-13857     Eaton Wauwatosa Union Plan and Trust -
                Form S-8 Registration Statement          October 10, 1996

333-13855     Eaton Winamac Hourly Investment Plan and
                Trust - Form S-8 Registration Statement  October 10, 1996

333-03599     Eaton Corporation Share Purchase and
                Investment Plan - Form S-8 Registration
                Statement                                May 13, 1996

333-01365     Eaton Corporation Incentive Compensation
                Deferral Plan - Form S-3 Registration
                Statement                                March 1, 1996

33-64201      Eaton Corporation $120,837,500 of Debt
                Securities and Debt Warrants - Form S-3
                Registration Statement                   November 14, 1995

33-63357      Lectron Products, Inc. Retirement Savings
                Plan - Form S-8 Registration Statement   October 12, 1995

33-60907      Eaton 1995 Stock Plan - Form S-8
                Registration Statement                   July 7, 1995

                            Page 2
33-59459      Eaton Corporation 2,072,400 of Common
                Shares - Form S-3 Registration Statement May 19, 1995

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

33-49393,     Eaton Corporation Stock Option Plans -
33-12842,       Form S-8 Registration Statement          March 9, 1993
2-76349 &
2-58718

33-15582      Eaton Limited U.K. Savings-Related Share
                 Option Scheme - Form S-8 Registration
                 Statement                               July 7, 1987

33-2688       Eaton Corporation Shareholder Dividend
                Reinvestment Plan (Including Post
                Effective Amendment No. 1 filed
                February 19, 1986)                       January 15, 1986

2-77090       Eaton Corporation Strategic Incentive and
	 	Option Plan - Form S-8 Registration
                Statement                                May 10, 1982


                                               Ernst & Young LLP


Cleveland, Ohio
March 20, 1997

                       Eaton Corporation
                1996 Annual Report on Form 10-K
                          Item 14 (c)
                          Exhibit 24
                       Power of Attorney

KNOW ALL MEN BY THESE PRESENTS: That each person whose name is signed below has made, constituted and appointed, and by this instrument does make, constitute and appoint, Adrian T. Dillon, Ronald L. Leach or William J. Nowak his or her true and lawful attorney, for him or her and in his or her name, place and stead to subscribe, as attorney-in-fact, his or her signature as Director or Officer or both, as the case may be, of Eaton Corporation, an Ohio corporation (the "Corporation"), to the Annual Report on Form 10-K for the year ended December 31, 1996 pursuant to the Securities Exchange Act of 1934, and to any and all amendments to that Annual Report on Form 10-K, giving and granting unto each such attorney-in-fact full power and authority to do and perform every act and thing whatsoever necessary to be done in the premises, as fully as he or she might or could do if personally present, hereby ratifying and confirming all that each such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.

This Power of Attorney shall not apply to any Annual Report on Form 10-K or amendment thereto filed after December 31, 1997.

IN WITNESS WHEREOF, this Power of Attorney has been signed this 26th day of February, 1997.

/s/ Stephen R. Hardis                  /s/ Charles E. Hugel
-----------------------------          ------------------------------
Stephen R. Hardis                      Charles E. Hugel
Chairman and Chief Executive           Director
Officer; Principal
Executive Officer; Director

/s/ Alexander M. Cutler                /s/ John R. Miller
------------------------------         -----------------------------
Alexander M. Cutler                    John R. Miller
President and Chief Operating          Director
Officer; Director

/s/ Ronald L. Leach
-----------------------------          -----------------------------
Ronald L. Leach                        Furman C. Moseley
Vice President - Accounting;           Director
Principal Accounting Officer

/s/ Neil A. Armstrong                  /s/ Victor A. Pelson
-----------------------------          -----------------------------
Neil A. Armstrong                      Victor A. Pelson
Director                               Director

/s/ Phyllis B. Davis                   /s/ A. William Reynolds
-----------------------------          -----------------------------
Phyllis B. Davis                       A. William Reynolds
Director                               Director

/s/ Ernie Green                        /s/ Gary L. Tooker
------------------------------         -----------------------------
Ernie Green                            Gary L. Tooker
Director                               Director