Form 10-Q
period 1997-03-31
EATON CORP
filed 1997-05-06
CIK 31277

                         United States
               Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended March 31, 1997
                     --------------


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

There were 77.2 million Common Shares outstanding as of March 31, 1997.

                Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                            March 31,  December 31,
(Millions)                                     1997        1996
                                               ----        ----
ASSETS
Current assets
  Cash                                       $   25      $   22
  Short-term investments                         43          38
  Accounts receivable                         1,081         985
  Inventories                                   723         729
  Deferred income taxes and other
    current assets                              261         243
                                             ------      ------
                                              2,133       2,017
Property, plant and equipment                 1,743       1,792
Excess of cost over net assets of
  businesses acquired                           957         968
Deferred income taxes and other assets          526         530
                                             ------      ------
                                             $5,359      $5,307
                                             ======      ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of
    long-term debt                           $   30      $   30
  Accounts payable and other current
    liabilities                               1,178       1,200
                                             ------      ------
                                              1,208       1,230
Long-term debt                                1,121       1,062
Postretirement benefits other than pensions     579         585
Other liabilities                               261         270
Shareholders' equity                          2,190       2,160
                                             ------      ------
                                             $5,359      $5,307
                                             ======      ======
See accompanying notes.

Eaton Corporation

Statements of Consolidated Income
                                             Three Months Ended
                                                  March 31
                                             ------------------
(Millions except for per share data)           1997      1996
                                               ----      ----
Net sales                                    $1,789    $1,736

Costs and expenses
  Cost of products sold                       1,307     1,280
  Selling and administrative                    257       238
  Research and development                       75        65
                                             ------    ------
                                              1,639     1,583
                                             ------    ------
Income from operations                          150       153

Other income (expense)
  Interest expense                              (20)      (21)
  Interest income                                 2         2
  Other--net                                     13         7
                                             ------    ------
                                                 (5)      (12)
                                             ------    ------
Income before income taxes                      145       141
Income taxes                                     44        46
                                             ------    ------
Net income                                   $  101    $   95
                                             ======    ======

Per Common Share
  Net income                                 $ 1.31    $ 1.23
  Cash dividends paid                           .40       .40

Average number of Common Shares outstanding    77.1      77.7

See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                                  Three Months Ended
                                                       March 31
                                                  ------------------
(Millions)                                          1997      1996
                                                    ----      ----
Net cash provided by operating activities
  Net income                                        $101      $ 95
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                   82        75
      Changes in operating assets and liabilities,
        excluding acquisitions of businesses        (154)     (129)
      Other--net                                      (2)       (5)
                                                    ----      ----
                                                      27        36

Net cash used in investing activities
  Expenditures for property, plant and equipment     (47)      (55)
  Other--net                                          (6)        6
                                                    ----      ----
                                                     (53)      (49)

Net cash provided by (used in) financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                        64         8
      Payments                                       (82)      (36)
  Borrowings with original maturities of less than
    three months--net                                 84        11
  Proceeds from exercise of stock options             11         9
  Cash dividends paid                                (31)      (31)
  Purchase of Common Shares                          (17)       (1)
                                                    ----      ----
                                                      29       (40)
                                                    ----      ----
Increase (decrease) in cash                            3       (53)
Cash at beginning of year                             22        56
                                                    ----      ----
Cash at end of period                               $ 25      $  3
                                                    ====      ====

See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:


Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K.


Net Income per Common Share
---------------------------
Net income per Common Share is computed by dividing net income by the average month-end number of shares outstanding during each period. The dilutive effect of common stock equivalents, comprised solely of options for Common Shares, is not material.

In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, 'Earnings per Share', was issued. SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company must adopt SFAS No. 128 for the year-ending 1997 and believes the effect of adoption will not be material.


Inventories
-----------
                                   March 31,   December 31,
(Millions)                           1997          1996
                                     ----          ----
Raw materials                        $243          $270
Work-in-process and
  finished goods                      574           552
                                     ----          ----
Gross inventories at FIFO             817           822
Excess of current cost
  over LIFO cost                      (94)          (93)
                                     ----          ----
Net inventories                      $723          $729
                                     ====          ====


Summary Financial Information for Eaton ETN Offshore Ltd.
---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore), a wholly-owned subsidiary of Eaton, was incorporated by Eaton in 1990 under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton or its subsidiaries. Eaton Offshore owns the common stock of a number of Eaton's subsidiaries which are engaged principally in the manufacture and/or sale of electrical and electronic controls, truck transmissions, fasteners, leaf spring assemblies, and engine and transaxle components. As a result of the Company's acquisition of CAPCO, as further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the majority ownership of CAPCO's Brazilian operations was acquired by Eaton Offshore through its subsidiaries. Summary financial information for Eaton Offshore and its consolidated subsidiaries is as follows (in millions):

                                     Three Months Ended
                                          March 31
                                     ------------------
                                     1997          1996
                                     ----          ----
Income statement data
  Net sales                          $192          $154
  Gross profit                         34            24
  Net income                           14             7

                                   March 31,   December 31,
                                     1997          1996
                                     ----          ----
Balance sheet data
  Current assets                     $361          $364
  Noncurrent assets                   183           215
  Net intercompany payables           139            54
  Current liabilities                  98           111
  Noncurrent liabilities              102           122


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
The Company achieved record sales in the first quarter of 1997, rising 3% over 1996. Net income and net income per Common Share were the second best first quarter results, increasing 6% over 1996. The Company is pleased with its overall financial performance in the first quarter of 1997. These results reinforce the Company's confidence that Eaton is on track to achieving the aggressive performance goals set for 1997.

Income from operations decreased 2% in the first quarter of 1997 from 1996. The Company's first quarter 1997 performance was not achieved by compromising investments in the future, as the reduction in income from operations partially resulted from increased costs associated with various major growth programs designed to accelerate sustainable growth in the years ahead. These programs are key components of a strategy to position the Company to take advantage of growth opportunities in the global marketplace. First quarter 1997 results included $7 million of additional expense for these major growth programs.

Electrical and Electronic Controls segment results for the first quarter are summarized as follows (in millions):

                                          1997      1996
                                          ----      ----
Net sales
  Industrial and Commercial Controls      $534      $505
  Automotive and Appliance Controls        295       284
  Specialty Controls                       125       176
                                          ----      ----
                                          $954      $965
                                          ====      ====
Operating profit                          $ 70      $ 82
                                          ====      ====

Sales for Electrical and Electronic Controls, the Company's largest segment, in the first quarter of 1997 were slightly below 1996, while operating profit decreased 15% from 1996. Activity in this segment continued firm outside of the slumping semiconductor capital equipment market and operating performance was generally improved.

These results are encouraging considering the fact that last year the Company's Semiconductor Equipment business was surging. A year ago, that business had consolidated first quarter sales of $130 million and, including the sales of the Company's 50% joint venture Sumitomo Eaton Nova, total sales of $178 million. This year, consolidated sales and operating profit relating to this business decreased more than $50 million and $25 million, respectively. Without the steep year-to-year decrease in Semiconductor Equipment, the Electrical and Electronic Controls segment would have achieved another all-time record for both sales and operating profit.

The sharp downturn in worldwide demand for semiconductor capital equipment as discussed previously caused Specialty Controls' 29% sales decrease in the first quarter of 1997 from 1996. However, like other industry participants, the Company's new orders rose 25% over the past six months. Assuming this new order trend continues, the Company's sales should begin to show year-to-year improvement during the second half of 1997. Over time, this business demonstrates excellent growth and, because of the Company's worldwide leading position in ion implantation, it is an attractive business for Eaton. However, this extraordinarily dynamic market requires a sustained commitment to research and new product development. The Company spent an additional $3 million in research and new product development for Semiconductor Equipment in the first quarter of 1997 over 1996. Although that investment hurts today's operating results, it will help to ensure that the Company takes full advantage of Eaton's leadership position in the years ahead.

Aided by continued strong nonresidential construction markets and modest gains in Cutler-Hammer's market position, Industrial and Commercial Controls experienced record sales in the first quarter of 1997, rising 6% over 1996, in an environment where the markets served increased only 3% on a year-to-year basis. Automotive and Appliance Controls sales rose 4% in the first quarter of 1997 over 1996 even though there was only a 2% increase in the North American and European production of these products.

Vehicle Components segment results for the first quarter are summarized as follows (in millions):

                                          1997      1996
                                          ----      ----
Net sales
  Truck Components                        $483      $449
  Passenger Car Components                 197       180
  Off-Highway Vehicle Components           135       121
                                          ----      ----
                                          $815      $750
                                          ====      ====
Operating profit                          $101      $ 88
                                          ====      ====

Vehicle Components segment operating results in the first quarter of 1997 were sharply improved from recent quarters. Segment sales rose 9% in the first quarter of 1997 compared to 1996, while operating profit increased 15% over 1996. The improvement in operating profit was primarily attributable to improved sales volumes and added contributions resulting from the CAPCO acquisition described below. The Company is also beginning to benefit from the restructuring actions taken during 1996 and earlier.

Comparisons with prior year results were affected by the April 1996 acquisition of CAPCO Automotive Products Corporation (CAPCO), a Brazilian manufacturer of transmissions for light- and medium-duty trucks and transaxle components for passenger cars. Excluding the effects of CAPCO, first quarter 1997 segment sales approximated $783 million, a 4% increase compared to 1996, with corresponding operating profit approximating $99 million, a 13% increase over 1996. The Company is pleased that CAPCO was in the black during the first quarter of 1997. The Truck Components team is performing an excellent job under difficult economic conditions. The Company can now begin to realize the full strategic potential of this key acquisition.

Truck Components sales increased 8% in the first quarter of 1997 over 1996. Excluding the effects of CAPCO, Truck Components sales increased 4% over 1996 despite an 8% decrease in North American heavy-duty truck production. Based on the strong industry orders trend, the Company's 1997 forecast for essentially flat North American factory sales of heavy-duty trucks appears achievable.
North American heavy-duty truck backlog, which was at 81,500 units at March 31, 1997, remains high by historical standards.

Passenger Car Components experienced record sales in the first quarter of 1997, rising 9% over 1996 despite only a 2% increase in passenger car production in North America and Europe. This better-than-market performance was attributed to new product launches and participation in the growing Latin American markets. Aided by a 6% year-to-year growth in hydraulics industry shipments, Off-Highway

Vehicle Components also experienced record sales in the first quarter of 1997, rising 12% over 1996.

Defense Systems segment results for the first quarter are summarized as follows (in millions):

                                          1997      1996
                                          ----      ----
Net sales                                 $ 20      $ 21
Operating profit                             2


Changes in Financial Condition
------------------------------
The Company remains in a strong financial position at March 31, 1997. Net working capital increased to $925 million at March 31, 1997 from $787 million at the end of 1996 and the current ratio rose to 1.8 from 1.6 at those dates, respectively. Higher sales in March 1997 primarily caused the increase in accounts receivable at March 31 from the end of 1996.

Cash flow from operating activities, supplemented by commercial paper borrowings, was used to fund capital expenditures, repayment of debt, cash dividends and the repurchase of Common Shares.


Forward-Looking Statements
--------------------------
The Company has included in this Form 10-Q, expectations of the outlook for 1997. Actual results could differ materially from these expectations, since they are forward-looking statements which inherently are subject to risks and uncertainties. Important factors which could cause actual results to differ from the 1997 expectations include: continuity of business relationships with and purchases by major customers, product mix, competitive pressure on sales and pricing, increases in material and other production costs which cannot be recouped in product pricing, difficulties in introducing new products as well as global economic and market conditions.

                  PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April
23, 1997 at which shareholders re-elected four directors and elected one new director, and ratified the appointment of the accounting firm of Ernst & Young LLP as the Company's independent auditors for 1997.

Results of the voting in connection with each issue were as follows:

Voting on Directors
-------------------
                          For        Withheld       Total
                          ---        --------       -----
A. M. Cutler          68,012,413      773,100     68,785,513
P. B. Davis           67,979,724      805,789     68,785,513
S. R. Hardis          67,986,473      799,040     68,785,513
N. C. Lautenbach      68,010,731      774,782     68,785,513
G. L. Tooker          68,023,773      761,740     68,785,513


Ratification of Independent Auditors
------------------------------------
In Favor              68,208,587
Against                  317,167
Abstain                  259,759
                      ----------
Total                 68,785,513


Item 5.  Other Information

Reflecting the Company's confidence that its growth strategy is on track, the Board of Directors raised the quarterly cash dividend from 40 cents to 44 cents. This 10% dividend increase raises the annualized dividend payout to $1.76, and is the second increase made by the Company in two years. Eaton has paid dividends on Common Shares annually since 1923.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months ended March 31, 1997.

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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  May 6, 1997              /s/ Adrian T. Dillon
                                ----------------------------
                                Adrian T. Dillon
                                Executive Vice President -
                                Chief Financial and Planning
                                Officer; Principal Financial
                                Officer

                       EATON CORPORATION

                         EXHIBIT INDEX

Regulation S-K,
Item 601 - Exhibit
Reference Number                   Exhibit
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