Form 10-Q
period 1997-06-30
EATON CORP
filed 1997-08-11
CIK 31277

                         United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended June 30, 1997
                     -------------


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

There were 77.3 million Common Shares outstanding as of June 30, 1997.

                  Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                             June 30,  December 31,
(Millions)                                     1997        1996
                                               ----        ----
ASSETS
Current assets
  Cash                                       $   23      $   22
  Short-term investments                         29          38
  Accounts receivable                         1,120         985
  Inventories                                   744         729
  Deferred income taxes and other
    current assets                              249         243
                                             ------      ------
                                              2,165       2,017
Property, plant and equipment                 1,762       1,792
Excess of cost over net assets of
  businesses acquired                           949         968
Deferred income taxes and other assets          524         530
                                             ------      ------
                                             $5,400      $5,307
                                             ======      ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of
    long-term debt                           $   30      $   30
  Accounts payable and other current
    liabilities                               1,198       1,200
                                             ------      ------
                                              1,228       1,230
Long-term debt                                1,055       1,062
Postretirement benefits other than pensions     588         585
Other liabilities                               255         270
Shareholders' equity                          2,274       2,160
                                             ------      ------
                                             $5,400      $5,307
                                             ======      ======
See accompanying notes.

Eaton Corporation

Statements of Consolidated Income
                                             Three Months Ended    Six Months Ended
                                                  June 30              June 30
                                             ------------------    ----------------
(Millions except for per share data)           1997     1996        1997     1996
                                               ----     ----        ----     ----
Net sales                                    $1,909   $1,782      $3,698   $3,518

Costs and expenses
  Cost of products sold                       1,371    1,310       2,678    2,590
  Selling and administrative                    272      246         529      484
  Research and development                       79       68         154      133
                                             ------   ------      ------   ------
                                              1,722    1,624       3,361    3,207
                                             ------   ------      ------   ------
Income from operations                          187      158         337      311

Other income (expense)
  Interest expense                              (20)     (22)        (40)     (43)
  Interest income                                 1        1           3        3
  Other--net                                     14       12          27       19
                                             ------   ------      ------   ------
                                                 (5)      (9)        (10)     (21)
                                             ------   ------      ------   ------
Income before income taxes                      182      149         327      290
Income taxes                                     56       46         100       92
                                             ------   ------      ------   ------
Net income                                   $  126   $  103      $  227   $  198
                                             ======   ======      ======   ======

Per Common Share
  Net income                                 $ 1.64   $ 1.32      $ 2.94   $ 2.55
  Cash dividends paid                           .44      .40         .84      .80

Average number of Common Shares outstanding    77.1     77.7        77.1     77.7

See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                                       Six Months Ended
                                                           June 30
                                                       ----------------
(Millions)                                             1997        1996
                                                       ----        ----
Net cash provided by operating activities
  Net income                                           $227        $198
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                     165         154
      Changes in operating assets and liabilities,
        excluding acquisitions of businesses           (185)       (119)
      Other--net                                         (6)         (1)
                                                       ----        ----
                                                        201         232

Net cash used in investing activities
  Acquisitions of businesses, less cash acquired                   (151)
  Expenditures for property, plant and equipment       (152)       (123)
  Other--net                                             25          28
                                                       ----        ----
                                                       (127)       (246)

Net cash used in financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                           64         102
      Payments                                         (118)        (59)
  Borrowings with original maturities of less than
    three months--net                                    53          (9)
  Proceeds from exercise of stock options                18          10
  Cash dividends paid                                   (65)        (62)
  Purchase of Common Shares                             (25)        (16)
                                                       ----        ----
                                                        (73)        (34)
                                                       ----        ----
Increase (decrease) in cash                               1         (48)
Cash at beginning of year                                22          56
                                                       ----        ----
Cash at end of period                                  $ 23        $  8
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

In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, 'Earnings per Share', was issued. SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company must adopt SFAS No. 128 for the year ending 1997 and believes the effect of adoption will not be material.


Inventories
-----------
                                    June 30,  December 31,
(Millions)                            1997        1996
                                      ----        ----
Raw materials                         $255        $270
Work-in-process and
  finished goods                       584         552
                                      ----        ----
Gross inventories at FIFO              839         822
Excess of current cost
  over LIFO cost                       (95)        (93)
                                      ----        ----
Net inventories                       $744        $729
                                      ====        ====


Summary Financial Information for Eaton ETN Offshore Ltd.
---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore), a wholly-owned subsidiary of Eaton, was incorporated by Eaton in 1990 under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton or its subsidiaries. Eaton Offshore owns the common stock of a number of Eaton's subsidiaries which are engaged principally in the manufacture and/or sale of electrical and electronic controls, truck transmissions, fasteners, leaf spring assemblies and engine components. Effective January 1997, majority ownership of a subsidiary was transferred to a subsidiary of Eaton Offshore from Eaton. Summary financial information for Eaton Offshore and its consolidated subsidiaries is as follows (in millions):

                                      Six Months Ended
                                          June 30
                                      ----------------
                                      1997        1996
                                      ----        ----
Income statement data
  Net sales                           $360        $330
  Gross margin                          75          52
  Net income                            34           7

                                    June 30,  December 31,
                                      1997        1996
                                      ----        ----
Balance sheet data
  Current assets                      $392        $364
  Noncurrent assets                    189         215
  Net intercompany payables            175          54
  Current liabilities                  109         111
  Noncurrent liabilities                80         122


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------
Sales, earnings and earnings per share for the second quarter and the first six months of 1997 were the highest in the Company's history. Eaton's 1997 year-to-date performance clearly indicates that operating results are, again, consistent with the Company's objectives and that the Company has taken some meaningful steps to start the implementation of its long-term growth strategy. The Company continues to build upon existing strengths via new product introductions, increased international expansion and strategic acquisitions. The Company remains committed to taking those actions needed to achieve superior performance in 1997 and beyond.

Sales for the three months and six months ended June 30, 1997 increased 7% and 5%, respectively, over the comparable periods in 1996. The improvement in sales was broadly based and primarily attributable to higher unit volumes in both the Electrical and Electronic Controls and the Vehicle Components segments. Each product class, except for Specialty Controls, and geographic region in these segments experienced sales growth.

Income from operations increased 18% and 8% in the second quarter and first half of 1997, respectively. Net income and net income per Common Share for the second quarter of 1997 increased 22% and 24%, respectively, over the comparable period in 1996. For the first half of 1997, both net income and net income per Common Share increased 15% over the same period in 1996. These improvements were primarily a result of the higher sales volumes previously discussed, as well as benefits from the restructuring investments made during 1996.

Electrical and Electronic Controls segment results are summarized as follows (in millions):

                                        Three Months Ended
                                              June 30
                                        ------------------
                                          1997      1996
                                          ----      ----
Net sales
  Industrial and Commercial Controls    $  568    $  518
  Automotive and Appliance Controls        296       294
  Specialty Controls                       158       172
                                        ------    ------
                                        $1,022    $  984
                                        ======    ======
Operating profit                        $   88    $   86
                                        ======    ======

                                         Six Months Ended
                                             June 30
                                         ----------------
                                          1997      1996
                                          ----      ----
Net sales
  Industrial and Commercial Controls    $1,102    $1,023
  Automotive and Appliance Controls        591       578
  Specialty Controls                       283       348
                                        ------    ------
                                        $1,976    $1,949
                                        ======    ======
Operating profit                        $  158    $  168
                                        ======    ======

Electrical and Electronic Controls, the Company's largest segment, achieved record sales and operating profit in the second quarter of 1997. Electrical and Electronic Controls segment sales rose 4% in the second quarter and 1% in the first half of 1997 compared to the same periods in 1996, while operating profit increased 2% and decreased 6%, respectively, in comparison to the same periods in 1996. Sales activity in this segment continued to be firm except for the depressed semiconductor capital equipment market.

Industrial and Commercial Controls experienced record sales in the second quarter of 1997, rising 10% over the comparable period in 1996. This strong performance is attributable to continued gains in Cutler-Hammer's market position, strong nonresidential construction markets that more than offset modestly lower residential construction, and a sharp rise in the demand for commercial and aerospace controls.

Automotive and Appliance Controls sales also reached an all-time high, rising 1% in the second quarter of 1997 over last year's second quarter, despite a $13 million reduction in sales due to unfavorable exchange rates. Adjusting for these unfavorable exchange rates, sales rose 5% compared to a 1% increase in the North American and European production of these products.

Specialty Controls sales, which include the Company's Semiconductor Equipment Operations, decreased 8% in the second quarter of 1997 from the year ago quarter, while operating profit decreased $13 million due to lower sales and higher research and development spending. Although sales were still below last year's levels, the Company has seen a steady rise in semiconductor equipment orders from last fall's trough. Second quarter 1997 shipments rose from the first quarter and, based on backlog, the Company continues to expect that sales will exceed year ago levels beginning in the third quarter of 1997.

During the quarter, the Company signed a joint venture agreement with Weihai Measuring Tools Factory to manufacture washing machine controls for the Chinese domestic market. The Company expects the agreement to provide the basis for development of additional appliance controls business in the future. By establishing the joint venture, Eaton became the first Western manufacturer of appliance program timers in China.

The Company also entered into a definitive merger agreement to acquire Fusion Systems Corporation, a leading supplier of front-end process equipment to the semiconductor industry with strong market positions in photoresist ash, post-ash residue removal and photostabilization. In 1996, Fusion Systems had sales of $85 million, more than half of which were in Europe and Pacific Rim countries. This acquisition is expected to be a significant factor in Eaton's semiconductor equipment business growth plans, with a goal of reaching $1.5 billion in annual sales in five years. This is one of the major drivers for the Company's overall corporate target of reaching $10 billion in sales by the year 2000. The merger of Fusion Systems' photostabilization and asher technologies with Eaton's ion implantation and thermal processing systems will enhance the product portfolio that the Company brings to semiconductor manufacturing customers.

Vehicle Components segment results are summarized as follows (in millions):

                                        Three Months Ended
                                              June 30
                                        ------------------
                                          1997      1996
                                          ----      ----
Net sales
  Truck Components                      $  512    $  453
  Passenger Car Components                 210       194
  Off-Highway Vehicle Components           139       124
                                        ------    ------
                                        $  861    $  771
                                        ======    ======
Operating profit                        $  120    $   89
                                        ======    ======

                                         Six Months Ended
                                             June 30
                                         ----------------
                                          1997      1996
                                          ----      ----
Net sales
  Truck Components                      $  994    $  902
  Passenger Car Components                 408       374
  Off-Highway Vehicle Components           274       245
                                        ------    ------
                                        $1,676    $1,521
                                        ======    ======
Operating profit                        $  221    $  177
                                        ======    ======

Vehicle Components segment sales and operating profit reached all-time highs in the second quarter of 1997. Vehicle Components segment sales rose 12% in the second quarter and 10% in the first half of 1997 compared to the same periods in 1996, while operating profit increased 35% and 25%, respectively, over the same periods in 1996. The improvement in operating profit was primarily attributable to improved sales volumes. The Company is also continuing to reap the benefit of the restructuring actions taken over the past two years. The operating results of CAPCO, the Brazilian transmission manufacturer acquired in April 1996, have continued to improve markedly, and also were a significant factor in the year-over-year operating profit improvement.

Truck Components sales increased 13% in the second quarter of 1997 over the prior year's second quarter compared to a 4% increase in North American factory sales of heavy-duty trucks, a 20% increase in activity in Latin American markets and a 10% decrease in European production. Because heavy-duty truck orders in North America continue to climb commensurate with the robust growth of U.S. manufacturing, the Company expects Class 8 North American factory sales in 1997 to be 5% above 1996's level of 192,000 units. North American heavy-duty truck backlog, which was at 98,000 units at June 30, 1997, remains high by historical standards.

Passenger Car Components experienced record sales in the second quarter of 1997, rising 8% over the comparable period in 1996 despite an $8 million, or 4%, reduction in sales due to unfavorable exchange rates. This compares with a flat level of passenger car production in North America and Europe and a 20% rise in Latin American activity.

Off-Highway Vehicle Components sales also reached an all-time high, rising 12% in the second quarter of 1997 over last year's second quarter. Hydraulics industry shipments in the second quarter of 1997 were 9% above year earlier levels. This better-than-market performance was attributed to the success of new hydraulics products introduced over the past year which enabled the Company to better serve worldwide agricultural and construction equipment customers.

During the quarter, the Company established a manufacturing facility in Poland to begin supplying engine valves to Fiat and other customers who are locating in Eastern Europe. The decision to produce engine valves in Poland was based, in part, on the growing importance of Eastern European automotive manufacturing. The Company also announced that by October 1997, a facility in South Korea will be opened to build limited slip differentials for Korean automakers Hyundai and Kia. This facility will enable the Company to be more responsive to customers' needs and is expected to provide a good opportunity for the Company to grow because Korean light vehicle manufacturers are increasing their use of traction modifiers. These business ventures continue the Company's expansion into global markets.

In July 1997, the Company announced the signing of agreements whereby Eaton will purchase Dana Corporation's $200 million worldwide clutch business for $180 million, and Dana will purchase Eaton's $600 million worldwide axle and brake business for $287 million. In addition to the sale of the two businesses, a long-term agreement was also signed with Dana whereby Eaton will exclusively represent, on a global basis, a complete range of Dana heavy-duty drivetrain products to North American original equipment manufacturers. These agreements are subject to the due diligence process and normal governmental approvals. The Company views this transaction as one of the most strategic repositioning moves made by Eaton in its recent history, and a reflection of the Company's commitment to the trucking industry. Increasingly, customers are demanding system solutions from their suppliers, and these agreements give the Company the ability to meet these demands. The addition of the clutch business to the Company's market-leading medium- and heavy-duty transmissions, and the marketing rights for axles, brakes and driveshafts, should permit Eaton to better respond to the demand for enhanced drivetrain solutions by customers. The efficiencies resulting from these agreements, combined with global clutch opportunities, are expected to provide Eaton with a solid presence in the marketplace from which to grow.

Defense Systems segment results are summarized as follows (in millions):

                                        Three Months Ended
                                              June 30
                                        ------------------
                                          1997      1996
                                          ----      ----
Net sales                                 $ 26      $ 27
Operating loss                              (3)       (1)

                                         Six Months Ended
                                             June 30
                                         ----------------
                                          1997      1996
                                          ----      ----
Net sales                                 $ 46      $ 48
Operating loss                              (1)       (1)


Changes in Financial Condition
------------------------------
The Company remains in a strong financial position at June 30, 1997. Net working capital increased to $937 million at June 30, 1997 from $787 million at the end of 1996 and the current ratio rose to 1.8 from 1.6 at those dates, respectively. Higher sales in June 1997 primarily caused the increase in accounts receivable at June 30 from the end of 1996.

Cash flow from operating activities, supplemented by commercial paper borrowings, was used to fund capital expenditures, repayment of debt, cash dividends and the repurchase of Common Shares.


Forward-Looking Statements
--------------------------
The Company has included in this Form 10-Q, expectations of the outlook for 1997. Actual results could differ materially from these expectations, since they are forward-looking statements which inherently are subject to risks and uncertainties. Important factors which could cause actual results to differ from the 1997 expectations include: continuity of business relationships with and purchases by major customers, product mix, competitive pressure on sales and pricing, increases in material and other production costs which cannot be recouped in product pricing, failure to complete announced acquisitions and divestitures, difficulties in introducing new products as well as global economic and market conditions.

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months ended June 30, 1997.

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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  August 11, 1997          /s/ Adrian T. Dillon
                                ----------------------------
                                Adrian T. Dillon
                                Executive Vice President -
                                Chief Financial and Planning
                                Officer; Principal Financial
                                Officer

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