Form 10-Q
period 1997-09-30
EATON CORP
filed 1997-11-13
CIK 31277

                         United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended September 30, 1997
                     ------------------


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

There were 77.1 million Common Shares outstanding as of September 30, 1997.

                  Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets

                                          September 30,  December 31,
(Millions)                                     1997        1996
                                               ----        ----
ASSETS
Current assets
  Cash                                       $    24     $    22
  Short-term investments                          70          38
  Accounts receivable                          1,144         985
  Inventories                                    785         729
  Deferred income taxes and other
    current assets                               287         243
                                             -------     -------
                                               2,310       2,017
Property, plant and equipment                  1,837       1,792
Excess of cost over net assets of
  businesses acquired                          1,150         968
Deferred income taxes and other assets           548         530
                                             -------     -------
                                             $ 5,845     $ 5,307
                                             =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of
    long-term debt                           $    30     $    30
  Accounts payable and other current
    liabilities                                1,313       1,200
                                             -------     -------
                                               1,343       1,230
Long-term debt                                 1,387       1,062
Postretirement benefits other than pensions      589         585
Other liabilities                                291         270
Shareholders' equity                           2,235       2,160
                                             -------     -------
                                             $ 5,845     $ 5,307
                                             =======     =======

See accompanying notes.

Eaton Corporation

Statements of Consolidated Income

                                              Three Months Ended     Nine Months Ended
                                                 September 30           September 30
                                              ---------------------  ---------------------
(Millions except for per share data)            1997      1996         1997      1996
                                                ----      ----         ----      ----

Net sales                                     $ 1,931   $ 1,719      $ 5,629   $ 5,237

Costs and expenses
  Cost of products sold                         1,390     1,283        4,068     3,873
  Selling and administrative                      272       244          801       728
  Research and development                         81        67          235       200
  Purchased in-process research and development    85         0           85         0
                                              -------   -------      -------   -------
                                                1,828     1,594        5,189     4,801
                                              -------   -------      -------   -------
Income from operations                            103       125          440       436

Other income (expense)
  Interest expense                                (22)      (21)         (62)      (64)
  Interest income                                   2         2            5         5
  Other--net                                       12         9           39        28
                                              -------   -------      -------   -------
                                                   (8)      (10)         (18)      (31)
                                              -------   -------      -------   -------
Income before income taxes                         95       115          422       405
Income taxes                                       41        30          141       122
                                              -------   -------      -------   -------
Net income                                    $    54   $    85      $   281   $   283
                                              =======   =======      =======   =======

Per Common Share
  Net income                                  $  0.70   $  1.11      $  3.65   $  3.66
  Cash dividends paid                            0.44      0.40         1.28      1.20

Average number of Common Shares outstanding      77.1      77.3         77.1      77.5

See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows

                                                        Nine Months Ended
                                                           September 30
                                                       --------------------
(Millions)                                              1997       1996
                                                        ----       ----

Net cash provided by operating activities
  Net income                                           $ 281      $ 283
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                      250        236
      Write-off of purchased in-process research
        and development                                   85
      Changes in operating assets and liabilities,
        excluding acquisitions of businesses            (118)       (55)
      Other--net                                          (1)       (36)
                                                       -------    -------
                                                         497        428

Net cash used in investing activities
  Acquisitions of businesses, less cash acquired        (382)      (154)
  Expenditures for property, plant and equipment        (262)      (198)
  Net change in short-term investments                   (34)        (5)
  Other--net                                             (25)        27
                                                       -------    -------
                                                        (703)      (330)

Net cash provided by (used in) financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                           394        122
      Payments                                          (137)      (101)
  Borrowings with original maturities of less than
    three months--net                                     82        (20)
  Proceeds from exercise of stock options                 25         12
  Cash dividends paid                                    (99)       (93)
  Purchase of Common Shares                              (57)       (49)
                                                       -------    -------
                                                         208       (129)
                                                       -------    -------
Increase (decrease) in cash                                2        (31)
Cash at beginning of year                                 22         56
                                                       -------    -------
Cash at end of period                                  $  24      $  25
                                                       =======    =======

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

Inventories
-----------
                                 September 30,  December 31,
(Millions)                           1997          1996
                                     ----          ----
Raw materials                        $265          $270
Work-in-process and
  finished goods                      615           552
                                     ----          ----
Gross inventories at FIFO             880           822
Excess of current cost
  over LIFO cost                      (95)          (93)
                                     ----          ----
Net inventories                      $785          $729
                                     ====          ====


Acquisition of Fusion Systems Corporation and Write-off of Purchased In-Process Research and Development
---------------------------------------------------------------------
On August 4, 1997, the Company purchased Fusion Systems Corporation for $293 million, before a reduction for cash acquired of $90 million. Fusion, which had sales of $85 million in 1996, manufactures front-end process equipment for the semiconductor industry.

The acquisition was accounted for by the purchase method of accounting, and accordingly, the statements of income and the results of the Electrical and Electronic Controls segment (Specialty Controls class of similar products) for the third quarter include the results of Fusion from the effective date of acquisition. The purchase price allocation included $85 million for purchased in-process research and development which was determined through an independent valuation. This amount was expensed at the date of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. Therefore, the third quarter results include the write-off of $85 million for purchased in-process research and development, with no income tax benefit, or $1.10 per Common Share. As a result of the non-deductible nature of the write-off, the estimated effective income tax rate for the year increased to 33.4% compared to 30.1% in 1996.

Acquisition of Spicer Clutch
----------------------------
On September 2, 1997, the Company completed the acquisition of Dana Corporation's worldwide Spicer clutch business for $180 million. Spicer is a leader in the development of medium- and heavy-duty truck clutches and vibration dampers and had 1996 sales of $200 million. This acquisition was accounted for by the purchase method of accounting.

Future Accounting Pronouncements
--------------------------------
In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, 'Earnings per Share', was issued. SFAS No. 128 establishes new standards for computing and reporting earnings per share. The Company must adopt SFAS No. 128 at year-end 1997 and believes the effect of adoption will not be material.

In June 1997, SFAS No. 130, 'Reporting Comprehensive Income', was issued. SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company must adopt SFAS No. 130 in the first quarter of 1998. The Company expects that comprehensive income will not differ materially from net income, except for foreign currency translation adjustments included in comprehensive income, the effect of which could be material depending on future changes in foreign exchange rates.

In June 1997, SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information', was issued. SFAS No. 131 changes the standards for reporting financial results by operating segments, related products and services, geographic areas, and major customers. The Company must adopt the new standard no later than year-end 1998.

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

                                      Nine Months Ended
                                        September 30
                                      ----------------
                                      1997        1996
                                      ----        ----
Income statement data
  Net sales                           $543        $441
  Gross margin                         119          72
  Net income                            52          16

                                  September 30, December 31,
                                      1997        1996
                                      ----        ----
Balance sheet data
  Current assets                      $398        $364
  Noncurrent assets                    196         215
  Net intercompany payables            165          54
  Current liabilities                  113         111
  Noncurrent liabilities                82         122



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Sales, and before a one-time charge, earnings and earnings per share for the third quarter and the first nine months of 1997 were the
highest in the Company's history.   During the third quarter of 1997,
the Company recorded a one-time charge of $85 million, with no income tax benefit, or $1.10 per Common Share, to write-off the purchased in-process research and development associated with its acquisition of Fusion Systems Corporation, as discussed in the notes to the financial statements. Earnings per share for the third quarter 1997, after the one-time charge, were $.70 compared to $1.11 for the third quarter 1996.

Most of the Company's markets are enjoying robust activity, and the results demonstrate the considerable potential of the Company's product and market strengths. The Company continues to build upon those strengths through new product development, international expansion, and acquisition. The Company expects 1997 to be a record year, and a year notable for the steps taken to implement the Company's long-term growth strategy.

Sales for the three months and nine months ended September 30, 1997 increased 12% and 7%, respectively, over the comparable periods in 1996. The improvement in sales was broadly based and primarily attributable to higher unit volumes in both the Electrical and Electronic Controls and the Vehicle Components segments. Each product class, except for Automotive and Appliance Controls, experienced sales growth in the third quarter. Income from operations, before the one-time charge, increased 50% and 20% in the third quarter and first nine months of 1997, respectively over the comparable periods in 1996. Net income and net income per Common Share for the third quarter of 1997, before the one-time charge, increased 64% and 62%, respectively, over the comparable periods in 1996. For the first nine months of 1997, net income and net income per Common Share, before the one-time charge, increased 29% and 30%, respectively, over the same periods in 1996. These improvements were primarily a result of the higher sales volumes previously discussed, as well as benefits from the restructuring investments made during 1996.

Electrical and Electronic Controls segment results are summarized as follows (in millions):
                                        Three Months Ended
                                           September 30
                                        ------------------
                                          1997      1996
                                          ----      ----
Net sales
  Industrial and Commercial Controls    $  586    $  542
  Automotive and Appliance Controls        277       281
  Specialty Controls                       179       139
                                        ------    ------
                                        $1,042    $  962
                                        ======    ======

Operating profit
  Before write-off of purchased in-
    process research & development      $  100    $   78
  Write-off of purchased in-process
    research & development                 (85)        0
                                        ------    ------
                                        $   15    $   78
                                        ======    ======

                                        Nine Months Ended
                                           September 30
                                         ----------------
                                          1997      1996
                                          ----      ----
Net sales
  Industrial and Commercial Controls    $1,688    $1,565
  Automotive and Appliance Controls        868       859
  Specialty Controls                       462       487
                                        ------    ------
                                        $3,018    $2,911
                                        ======    ======
Operating profit
  Before write-off of purchased in-
    process research & development      $  258    $  246
  Write-off of purchased in-process
    research & development                 (85)        0
                                        ------    ------
                                        $  173    $  246
                                        ======    ======

Electrical and Electronic Controls, the Company's largest segment, achieved record sales and, before the $85 million one-time charge, record operating profit in the third quarter of 1997. Segment sales rose 8% in the third quarter and 4% in the first nine months of 1997 compared to the same periods in 1996. Operating profit, before the one-time charge, increased 28% and 5%, respectively, in comparison to the same periods in 1996. Before the one-time charge, operating margin in this segment achieved an all-time high, reaching 9.6% of sales. Sales activity in most markets of this segment continued to be firm and the semiconductor equipment market began to rebound.

Industrial and Commercial Controls experienced record sales in the third quarter of 1997, rising 8% over the comparable period in 1996. This increase was attributable to strong industrial construction markets, continued gains in Cutler-Hammer's market position, and a booming commercial aircraft market. Cutler-Hammer is also now receiving the full benefit of the synergies the Company anticipated from the 1994 acquisition of Westinghouse's Distribution and Control Business Unit.

Automotive and Appliance Controls sales were off 2% in the third quarter of 1997 from last year's third quarter. Volumes were up about 5%, but the higher exchange value of the U.S. dollar reduced the year's sales by about $20 million.

Specialty Controls sales, which include the Company's Semiconductor Equipment Operations, achieved record sales increasing 29% in the third quarter of 1997 from the same quarter one year ago. The Company is actively participating in the industry rebound in semiconductor equipment. The Company anticipates that this business, after a very difficult past 12 months, will show considerable gains in the years immediately ahead. Excluding the acquisition of Fusion, Specialty Controls sales reached $163 million, 17% above one year ago.

During the third quarter, the Company announced the acquisition of Tycor International, a small manufacturer of power conditioning and surge suppression devices. Tycor will provide strategic growth opportunities for Cutler-Hammer in a variety of markets, including construction, industrial, medical, factory automation, telecommunications, and residential.

The Company also announced during the third quarter it was building a new plant in Gdansk, Poland to manufacture automotive controls, and that it had formed a 51% Company-owned joint venture with JC Corporation to manufacture automotive controls in Korea. This joint venture in Korea will permit the Company to efficiently provide the latest in automotive controls design and technology to important customers in the Korean automotive industry. It is further evidence of the Company's commitment to invest in, and grow with, the Korean economy.

In addition, in the third quarter, the Company announced it had agreed to sell its Appliance Controls business, which had sales of $440 million in 1996, to Siebe plc for $310 million. This announcement does not affect the Company's Automotive Controls business, which serves the Company's key vehicle components markets. The agreement is subject to certain conditions, including normal governmental approvals.

Subsequent to the end of the third quarter, the Company also announced the formation of Cutler-Hammer de Argentina, a 75% Company-owned joint venture with Electro Integral Sudamerica, to manufacture and distribute electrical equipment in the Mercosur countries. This joint venture is another key step for the Company and supports the global expansion component of the Company's growth initiative.

Vehicle Components segment results are summarized as follows (in millions):

                                        Three Months Ended
                                           September 30
                                        ------------------
                                          1997      1996
                                          ----      ----
Net sales
  Truck Components                      $  534    $  439
  Passenger Car Components                 193       175
  Off-Highway Vehicle Components           137       115
                                        ------    ------
                                        $  864    $  729
                                        ======    ======
Operating profit                        $  110    $   62
                                        ======    ======

                                         Nine Months Ended
                                           September 30
                                        ------------------
                                          1997      1996
                                          ----      ----
Net sales
  Truck Components                      $1,528    $1,341
  Passenger Car Components                 601       549
  Off-Highway Vehicle Components           411       360
                                        ------    ------
                                        $2,540    $2,250
                                        ======    ======
Operating profit                        $  331    $  239
                                        ======    ======

Vehicle Components segment sales and operating profit reached all-time highs in the third quarter of 1997. Segment sales rose 19% in the third quarter and 13% in the first nine months of 1997 compared to the same periods in 1996, while operating profit increased 77% and 38%, respectively, over the same periods in 1996.

All of the Vehicle Components businesses are performing very well. Particularly noteworthy has been CAPCO, the Brazilian transmission manufacturer that the Company acquired last year, where the year-to-year profits improved by more than $16 million. With a corresponding increase in sales and new business awards, the Company is now achieving the full strategic benefits of this important acquisition.

Truck Components experienced record sales in the third quarter of 1997, rising 22% over the prior year's third quarter. This compares with industry volumes that are up about 20% in North and South America and flat in Europe. Heavy truck orders in North America continue to climb, consistent with the strength in America's industrial sector. At this point, the Company expects 1997 North American factory sales to be about 10% above last year's levels, with further modest growth anticipated in 1998. After a long decline, the Company is also seeing tentative signs of an industry upturn in Europe.

Passenger Car Components also experienced record sales in the third quarter of 1997, rising 10% over the comparable period in 1996 despite a $12 million, or 7%, reduction in sales due to unfavorable exchange rates. This 17% increase in volume was well ahead of the flat output of light vehicles in North America and Europe, reflecting increasing penetration and greater participation in the burgeoning Brazilian automotive market.

Off-Highway Vehicle Components sales also reached an all-time high, rising 19% in the third quarter of 1997 over last year's third quarter. The strong gains are attributable to very robust activity in the North American hydraulics market, which was up 12% year-to-year, and to higher levels of new product introductions for the Company's worldwide agricultural and construction equipment customers.

On September 2, 1997, the Company completed the acquisition of Dana Corporation's worldwide Spicer clutch business which is a leader in the development of medium- and heavy-duty truck clutches and vibration dampers. This acquisition will give the Company the worldwide capability to meet customers' demands for systems solutions to their heavy-truck drivetrain needs. Excluding Spicer clutch, Truck Components sales reached $518 million for the third quarter of 1997, 18% ahead of one year ago.

During the third quarter, the Company announced it had established a wholly-owned enterprise, Eaton Truck and Bus Components (Shanghai) Company, Limited, to manufacture heavy truck transmissions for the Chinese and other Asia/Pacific markets. This is the Company's fourth operation in China, and the third announced in the past sixteen months.

During the third quarter, the Company announced it had agreed to sell its worldwide Axle and Brake business to Dana Corporation for $287 million. The worldwide axle and brake business had sales of $600 million in 1996. The agreement is subject to the due diligence process and normal governmental approvals.

Results of the Defense Systems segment, comprised of AIL Systems
Inc., are summarized as follows (in millions):

                                        Three Months Ended
                                           September 30
                                        ------------------
                                          1997      1996
                                          ----      ----
Net sales                                 $ 25      $ 28
Operating (loss) profit                     (1)        2

                                         Nine Months Ended
                                           September 30
                                         -----------------
                                          1997      1996
                                          ----      ----
Net sales                                 $ 71      $ 76
Operating (loss) profit                     (2)        1


On October 1, 1997, the Company sold a majority of the stock of AIL Systems Inc. The Company will retain a minority interest in the new company. AIL had sales of $112 million in 1996.

Changes in Financial Condition
------------------------------
The Company remains in a strong financial position at September 30, 1997. Net working capital increased to $967 million at September 30, 1997 from $787 million at the end of 1996 and the current ratio rose to 1.7 from 1.6 at those dates, respectively. Higher sales in September 1997 primarily caused the increase in accounts receivable at September 30 from the end of 1996. The acquisition of businesses in the third quarter of 1997 was the cause of the increase in goodwill and long-term debt.

During the third quarter, the Company entered into two new 364-day revolving credit facilities totaling $250 million increasing the existing facility to $750 million.

During the third quarter, Eaton's Board of Directors authorized the Company to spend up to an additional $500 million over a five year period to purchase Common Shares to enhance shareholder value and to avoid any dilution of earnings per Common Share resulting from recently announced agreements to divest the Axle/Brake and Appliance Controls businesses. This authorization is in addition to the five million share repurchase program authorized by the Board in December 1994.

Cash flow from operating activities, supplemented by commercial paper borrowings, was used to fund capital expenditures, acquisition of businesses, repayment of debt, cash dividends and the repurchase of Common Shares.

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

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months ended September 30, 1997.

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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  November 12, 1997        /s/ Adrian T. Dillon
                                ----------------------------
                                Adrian T. Dillon
                                Executive Vice President -
                                Chief Financial and Planning
                                Officer; Principal Financial
                                Officer

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