Form 10-K
period 1997-12-31
EATON CORP
filed 1998-03-25
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1997

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1998 was $6.4 billion. As of January 31, 1998, there were 71,807,322 Common Shares outstand-ing.

               Documents Incorporated By Reference

Portions of the Proxy Statement for the 1998 annual shareholders' meeting are incorporated by reference into Part III.


Part I

Item 1.  Business

Eaton Corporation (Eaton or Company), incorporated in 1916, is a global manufacturer of highly engineered products which serve industrial, vehicle, construction, commercial and semiconductor markets. Principal products include electrical power distribution and control equipment, truck drivetrain systems, engine components, hydraulic products, ion implanters and a wide variety of controls. Worldwide sales in 1997 reached $7.6 billion. At December 31, 1997, the Company had 49,000 employees.

On August 4, 1997, the Company purchased Fusion Systems Corporation (Fusion) for $293 million, before a reduction for cash acquired of $90 million. Fusion, which had sales of $85 million in 1996, manufactures front-end process equipment for the semiconductor industry.

On September 2, 1997, the Company purchased Dana Corporation's Spicer Clutch business for $180 million. Spicer Clutch, which had sales of $200 million in 1996, is a leader in the development of medium- and heavy-duty truck clutches and vibration dampers.

The acquisitions of Fusion and Spicer Clutch were accounted for by the purchase method of accounting, and accordingly, the statements of consolidated income include the results of the acquired businesses from the effective dates of acquisition. The purchase price allocation for Fusion included $85 million for purchased in-process research and development which was determined through an independent valuation. This amount was expensed at the date of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. Therefore, 1997 includes the write-off of $85 million for purchased in-process research and development, with no income tax benefit, or $1.11 per Common Share.

On October 1, 1997, the Company sold the majority of the stock of AIL Systems Inc. which represented the Company's Defense Systems business segment (the Company continues to hold a minor interest in AIL). On December 1, 1997, the Company sold its worldwide Appliance Controls business for $310 million. The sale of these businesses resulted in pretax gains of $91 million ($69 million aftertax, or $.90 per Common Share). On January 2, 1998, the Company also completed the sale of the Axle and Brake business. The proceeds from these divestitures were used to repurchase Common Shares under the Company's share repurchase program, which reduced the number of Common Shares outstanding to approximately 72 million at the end of January 1998.

Information regarding principal products, net sales, operating profit and identifiable assets by business segment and geographic region, presented in "Business Segment and Geographic Region Information" on pages 40 to 44 of this report. Additional information regarding Eaton's business segments and business in general is presented below.

Electrical and Electronic Controls

Patents and Trademarks - Eaton owns, controls or is licensed under many patents related to this business segment. The EATON, EATON (logomark), CH CONTROL, CHALLENGER, COMMANDER, CUTLER-HAMMER, GEMINI, DURANT, HEINEMANN, IKU (and design), LECTRON,
L/P (and design) and PANELMATE trademarks are used in connection with marketing products included in this business segment. In addition, the Company has the right to use the WESTINGHOUSE trademark in marketing certain products until 2004.

Competition - Principal methods of competition in this business segment are price, geographic coverage, service and product performance. The number of competitors varies with respect to the different products. Eaton occupies a strong competitive position in this business segment and, with respect to many products, is considered among the market leaders.

Major Customers - Approximately 10% of net sales in 1997 of the Electrical and Electronic Controls segment were made to WESCO Distribution, Inc. Also, approximately 6% of net sales in 1997 of this segment were made to divisions and subsidiaries of Ford Motor Company, which is a major customer of the Vehicle Components segment.

Vehicle Components

Patents and Trademarks - Eaton owns, controls or is licensed under many patents related to this business segment. Although the Company emphasizes the EATON and EATON (logomark) trademark in marketing many products within this business segment, it also markets under a number of other trademarks, including CHAR-LYNN, DILL, FULLER, ROADRANGER and SOLO.

Seasonal Fluctuations - Sales of truck, passenger car and light duty components, and off-highway vehicle components are generally reduced in the third quarter of each year as a result of preparations by vehicle manufacturers for the upcoming model year and temporary shut-downs for taking physical inventories.

Competition - Principal methods of competition in this business segment are price, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this business segment and, with respect to many products, is considered among the market leaders.

Major Customers - Approximately 15% of net sales in 1997 of the Vehicle Components segment were made to divisions and subsidiaries of Ford Motor Company. Also, approximately 43% of net sales in 1997 of this segment were made to divisions and subsidiaries of six other large original equipment manufacturers of trucks, passenger cars, and light-duty and off-highway vehicles generally concentrated in North America. Eaton has been conducting business with each of these companies for many years. Sales to these companies include a number of different products and different models or types of the same product, sales of which are not dependent upon one another. With respect to many of the products sold, various divisions and subsidiaries of each of the companies are in the nature of separate customers, and sales to one division or subsidiary are not dependent upon sales to other divisions or subsidiaries.

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

Order Backlog - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of trucks, passenger cars and off-highway vehicles are historically subject to month-to-month releases by customers during each model year, such orders are not considered technically firm. In measuring backlog of orders, the Company includes only the amount of such orders released by such customers as of dates listed. Using this criterion, total backlog at December 31, 1997 and 1996
(in billions) was approximately $1.3 and $1, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development - Research and development expenses for new products and improvement of existing products in 1997, 1996 and 1995 (in millions) were $319, $267 and $227, respectively. Over the past five years, the Company has invested approximately $1.2 billion in research and development with significant increases in the past three years.

Protection of the Environment - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. The Company continues to modify, on an ongoing, regular basis, certain processes in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in and wastes generated from operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material adverse effect upon earnings or competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 1998 and 1999. Information regarding the Company's liabilities related to environmental matters, is presented in "Protection of the Environment" on pages 29 and 30 of this report.

Item 2.  Properties

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 145 locations in 28 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which are material to the Company's operations. Eaton's principal research facilities are located in Southfield, Michigan, Milwaukee, Wisconsin, and Willoughby Hills, Ohio. In addition, certain divisions conduct research in their own facilities.

Management believes that the manufacturing facilities are adequate for operations, and such facilities are maintained in good condition.

Item 3.  Legal Proceedings

None required to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Part II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Shares are listed for trading on the New York, Chicago, Pacific and London stock exchanges. Information regarding cash dividends paid and high and low market price per Common Share for each quarter in 1997 and 1996, is presented in "Quarterly Data" on page 38 and 39 of this report. At December 31, 1997, there were 13,669 holders of record of the Company's Common Shares. Additionally, 22,448 employees were shareholders through participation in the Company's Share Purchase and Investment Plan.

Item 6.  Selected Financial Data

Information regarding selected financial data is presented in the "Five-Year Consolidated Financial Summary" on page 56 of this report.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and
Results of Operations" is included on pages 46 through 55 of this report.

Item 7A. Disclosure of Qualitative and Quantitative Information about Market Risk

Information regarding market risk is included on pages 51 and 52 of this report.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, financial review and the report of independent auditors is presented on pages 15 through 44 of this report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Information contained on pages 5 through 7 in the definitive
Proxy Statement dated March 13, 1998, with respect to directors, is incorporated by reference.

A listing of Eaton's officers, their ages and their current
positions and offices, as of January 31, 1998 follows:
        Name         Age    Position (Date elected to position)
-------------------  ----   -----------------------------------
Stephen R. Hardis     62    Chairman and Chief Executive Officer
                            (January 1, 1996 and September 1,
                            1995, respectively); Director
Alexander M. Cutler   46    President and Chief Operating Officer
                            (September 1, 1995); Director
Adrian T. Dillon      44    Executive Vice President - Chief
                            Financial and Planning Officer
                            (September 1, 1995)
Gerald L. Gherlein    59    Executive Vice President and General
                            Counsel (September 4, 1991)
Brian R. Bachman      52    Senior Vice President - Semiconductor
                            and Specialty Systems (January 1,
                            1996)
Robert J. McCloskey   58    Senior Vice President - Controls and
                            Hydraulics (September 1, 1995)
Thomas W. O'Boyle     55    Senior Vice President - Truck
                            Components (September 1, 1995)
Larry M. Oman         56    Senior Vice President - Automotive
                            Components (September 1, 1995)
David M. Wathen       45    Senior Vice President - Cutler-Hammer
                            (October 9, 1997)
Susan J. Cook         50    Vice President - Human Resources
                            (January 16, 1995)
Patrick X. Donovan    62    Vice President - International (April
                            27, 1988)
Earl R. Franklin      54    Secretary and Associate General
                            Counsel (September 1, 1991)
John W. Hushen        62    Vice President - Corporate Affairs
                            (August 1, 1991)
Stanley V. Jaskolski  59    Vice President - Technical Management
                            (October 1, 1990)
Joseph J. Mikelonis   47    Vice President - Taxes (May 1, 1996)
William T. Muir       55    Vice President - Manufacturing
                            Technologies (April 1, 1989)
Derek R. Mumford      56    Vice President - Information
                            Technologies (April 1, 1992)
Robert E. Parmenter   45    Vice President and Treasurer
                            (January 1, 1997)
Billie K. Rawot       46    Vice President and Controller
                            (March 1, 1991)

All of the officers listed above have served in various capacities with Eaton over the past five years, except for Susan J. Cook, Brian R. Bachman, and David M. Wathen. For the two years prior to joining Eaton, Ms. Cook was Vice President-Human Resources at Tandem Computers, Inc. Prior to joining Tandem Computers, Inc. in 1988, Ms. Cook had a seventeen-year career in human resources at IBM Corporation. For the three years prior to joining Eaton, Mr. Bachman was Vice President and General Manager for the Standard Products Business Group of Philips Semiconductor. Earlier in his career, he was President of the General Semiconductor Industry Unit of Square D Corporation. Prior to joining Eaton, Mr. Wathen was a senior executive with Allied Signal, Inc. Prior to joining Allied Signal, Inc. in 1996, Mr. Wathen spent seven years with Emerson Electric Company and twelve years with General Electric.

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

Item 11.  Executive Compensation

Information contained on pages 10 through 19 in the definitive
Proxy Statement dated March 13, 1998, with respect to executive compensation, is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Information contained on pages 22 through 24 of the definitive
Proxy Statement dated March 13, 1998, with respect to security ownership of certain beneficial owners and management, is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

None required to be reported.


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) (1) The following consolidated financial statements and financial review, included in Item 8, are filed as a separate section of this report:

             Consolidated Balance Sheets - December 31, 1997 and
             1996 - Page 16 and 17

             Statements of Consolidated Income - Years ended
             December 31, 1997, 1996 and 1995 - Page 18

             Statements of Consolidated Cash Flows - Years ended
             December 31, 1997, 1996 and 1995 - Page 19

             Statements of Consolidated Shareholders' Equity -
             Years ended December 31, 1997, 1996 and 1995 -
             Page 20

             Financial Review - Pages 21 through 44

             Summarized financial information for Eaton ETN
             Offshore Ltd. - Page 45

    (2) All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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

             10     Material contracts

                    The following are either a management
                    contract or a compensatory plan or
                    arrangement:

                    (a)    Deferred Incentive Compensation Plan
                           (amended and restated as of September
                           24, 1996) - Incorporated by reference
                           to the Annual Report on Form 10-K for
                           the year ended December 31, 1996

                    (b)    Executive Strategic Incentive Plan
                           (amended and restated as of June 21,
                           1994 and July 25, 1995) - Incorporated
                           by reference to the Annual Report on
                           Form 10-K for the year ended December
                           31, 1996

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

                    (d)    1991 Stock Option Plan - Incorporated
                           by reference to the definitive Proxy
                           Statement dated March 18, 1991

                    (e)    1995 Stock Option Plan - Incorporated
                           by reference to the definitive Proxy
                           Statement dated March 17, 1995

                    (f)    Incentive Compensation Deferral Plan
                           (amended and restated as of September
                           24, 1996) - Incorporated by reference
                           to the Annual Report on Form 10-K for
                           the year ended December 31, 1996

                    (g)    Strategic Incentive and Option Plan
                           (amended and restated as of September
                           24, 1996) - Incorporated by reference
                           to the Annual Report on Form 10-K for
                           the year ended December 31, 1996

                    (h)    Form of "Change in Control" Agreement
                           entered into with officers of Eaton
                           Corporation as of November 1, 1996 -
                           Incorporated by reference to the
                           Annual Report on Form 10-K for the
                           year ended December 31, 1996

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

                    (j)    Executive Incentive Compensation Plan,
                           effective January 1, 1995 -
                           Incorporated by reference to the
                           Annual Report on Form 10-K for the
                           year ended December 31, 1996

                    (k)    Plan for the Deferred Payment of
                           Directors' Fees (amended and restated
                           as of September 24, 1996 and amended
                           effective as of January 1, 1997)
                           (filed as a separate section of this
                           report)

                    (l)    Plan for the Deferred Payment of
                           Directors' Fees (originally adopted in
                           1980 and amended effective February
                           25, 1997) - Incorporated by reference
                           to the Annual Report on Form 10-K for
                           the year ended December 31, 1996

                    (m)    1996 Non-Employee Director Fee
                           Deferral Plan (amended effective as of
                           January 1, 1997 and February 25, 1997)
                           (filed as a separate section of this
                           report)

                    (n)    Eaton Corporation Trust Agreement -
                           Outside Directors (dated December 6,
                           1996) - Incorporated by reference to
                           the Annual Report on Form 10-K for the
                           year ended December 31, 1996

                    (o)    Eaton Corporation Trust Agreement -
                           Officers and Employees (dated December
                           6, 1996) - Incorporated by reference
                           to the Annual Report on Form 10-K for
                           the year ended December 31, 1996

                    (p)    Eaton Corporation Retirement Plan for
                           Non-Employee Directors (amended and
                           restated January 1, 1996) (filed as a
                           separate section of this report)

             21 Subsidiaries of Eaton Corporation (filed as a separate section of this report)

             23 Consent of Independent Auditors (filed as a separate section of this report)

             24     Power of Attorney (filed as a separate
                    section of this report)

             27 Financial Data Schedule (filed as a separate section of this report)

(b)          Reports on Form 8-K

                    There were no reports on Form 8-K filed
                    during the fourth quarter of 1997.

(c)          Exhibits

                    Certain exhibits required by this portion of
                    Item 14 are filed as a separate section of this report.

(d)          Financial Statement Schedules

                    None required to be filed

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Eaton Corporation
                                      -----------------
                                      Registrant

Date:  March 20, 1998                 /s/ Adrian T. Dillon
                                      ---------------------
                                      Adrian T. Dillon
                                      Executive Vice President
                                      and Chief Financial and
                                      Planning Officer; Principal
                                      Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATE:  March 20, 1998


       Signature                           Title
-----------------------	 ----------------------------------------

        *
-----------------------
Stephen R. Hardis	       Chairman and Chief Executive Officer;
                         Principal Executive Officer;
                         Director

        *
-----------------------
Alexander M. Cutler	     President and Chief Operating Officer;
                         Director


        *
-----------------------
Billie K. Rawot          Vice President and Controller;
                         Principal Accounting Officer


        *
-----------------------
Neil A. Armstrong	       Director


        *
-----------------------
Phyllis B. Davis	        Director

        *
-----------------------
Ernie Green              Director


        *
-----------------------
Ned C. Lautenbach	       Director



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

                       Eaton Corporation
               1997 Annual Report on Form 10-K
                  Items 6, 7, 8 & Item 14(c)

                Report of Independent Auditors

      Consolidated Financial Statements and Financial Review

    Summary Financial Information for Eaton ETN Offshore Ltd.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

            Five-Year Consolidated Financial Summary

                         Certain Exhibits

REPORT OF INDEPENDENT AUDITORS
------------------------------

To the Shareholders
Eaton Corporation


We have audited the accompanying consolidated balance sheets of Eaton Corporation and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the summary financial information of Eaton ETN Offshore Ltd. listed in Item 14(a). These financial statements and summary financial information are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and summary financial information based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related summary financial information, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ Ernst & Young LLP
Cleveland, Ohio
January 19, 1998

                             Page 16

Eaton Corporation
Consolidated Balance Sheets                        December 31
                                                 ---------------
(Millions)                                       1997       1996
                                                 ----       ----
ASSETS
Current assets
  Cash                                         $   53     $   22
  Short-term investments                           37         38
  Accounts receivable                             958        985
  Inventories                                     734        729
  Deferred income taxes                           163        165
  Other current assets                            110         78
                                               ------     ------
                                                2,055      2,017

Property, plant and equipment
  Land and buildings                              622        700
  Machinery and equipment                       2,738      2,796
                                               ------     ------
                                                3,360      3,496
  Accumulated depreciation                     (1,601)    (1,704)
                                               ------     ------
                                                1,759      1,792

Excess of cost over net assets of businesses
  acquired                                        966        968
Other assets                                      685        530
                                               ------     ------
                                               $5,465     $5,307
                                               ======     ======


The Financial Review on pages 21 to 44 is an integral part of the consolidated financial statements.

                             Page 17

Eaton Corporation
Consolidated Balance Sheets                      December 31
                                                -------------
(Millions)                                       1997     1996
                                                 ----     ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                              $   81   $   10
  Current portion of long-term debt                23       20
  Accounts payable                                519      512
  Accrued compensation                            180      181
  Accrued income and other taxes                   76       97
  Other current liabilities                       478      410
                                               ------   ------
                                                1,357    1,230

Long-term debt                                  1,272    1,062

Postretirement benefits other than pensions       553      585

Other liabilities                                 212      270

Shareholders' equity
  Common Shares (74.7 in 1997 and 77.1 in 1996)    37       39
  Capital in excess of par value                  844      830
  Retained earnings                             1,376    1,402
  Foreign currency translation adjustments       (139)     (68)
  Shares in trust
    Employee Stock Ownership Plan                 (20)     (36)
    Deferred compensation plans                   (27)      (7)
                                               ------   ------
                                                2,071    2,160
                                               ------   ------
                                               $5,465   $5,307
                                               ======   ======


The Financial Review on pages 21 to 44 is an integral part of the consolidated financial statements.

                             Page 18

Eaton Corporation
Statements of Consolidated Income                   Year ended December 31
                                                    -----------------------
(Millions except for per share data)                  1997    1996    1995
                                                      ----    ----    ----
Net sales                                           $7,563  $6,961  $6,822

Costs and expenses
  Cost of products sold                              5,456   5,171   5,028
  Selling and administrative                         1,088     995     927
  Research and development                             319     267     227
  Purchased in-process research and development         85
                                                    ------   -----   -----
                                                     6,948   6,433   6,182
                                                    ------   -----   -----
Income from operations                                 615     528     640

Other income (expense)
  Interest expense                                     (86)    (85)    (86)
  Interest income                                        7       6       6
  Gain on sales of businesses                           91
  Other income--net                                     41      36      32
                                                    ------   -----   -----
                                                        53     (43)    (48)
                                                    ------   -----   -----
Income before income taxes and extraordinary item      668     485     592
Income taxes                                           204     136     193
                                                    ------   -----   -----
Income before extraordinary item                       464     349     399
Extraordinary item                                     (54)
                                                    ------   -----   -----
Net income                                          $  410  $  349  $  399
                                                    ======   =====  ======

Per Common Share
  Income before extraordinary item                  $ 6.05  $ 4.50  $ 5.13
  Extraordinary item                                  (.71)
                                                    ------   -----   -----
  Net income                                        $ 5.34  $ 4.50  $ 5.13
                                                    ======   =====   =====
Per Common Share-assuming dilution
  Income before extraordinary item                  $ 5.93  $ 4.46  $ 5.08
  Extraordinary item                                  (.69)
                                                    ------   -----   -----
  Net income                                        $ 5.24  $ 4.46  $ 5.08
                                                    ======   =====   =====

Cash dividends paid per Common Share                $ 1.72  $ 1.60  $ 1.50


The Financial Review on pages 21 to 44 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Cash Flows
                                                       Year Ended December 31
                                                       ----------------------
(Millions)                                             1997     1996     1995
                                                       ----     ----     ----
Net cash provided by operating activities
  Income before extraordinary item                     $464     $349     $399
  Adjustments to reconcile to net cash provided by
    operating activities
      Depreciation                                      285      270      238
      Amortization                                       57       50       43
      Deferred income taxes, long-term liabilities,
        and other non-cash items in income               17       (9)      42
      Write-off of purchased in-process research and
        development                                      85
      Gain on sales of businesses                       (91)
      Changes in operating assets and liabilities,
        excluding acquisitions and sales of
        businesses
          Accounts receivable                          (106)     (32)     (20)
          Inventories                                   (53)      36      (30)
          Accounts payable and other accruals           140       42      (10)
      Other--net                                        (35)              (15)
                                                       ----     ----     ----
                                                        763      706      647

Net cash used in investing activities
  Acquisitions of businesses, less cash acquired       (387)    (151)    (143)
  Sales of businesses                                   329                11
  Expenditures for property, plant and equipment       (438)    (347)    (399)
  Other--net                                            (35)      (7)      24
                                                       ----     ----     ----
                                                       (531)    (505)    (507)

Net cash used in financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                          425      169      368
      Payments                                         (570)    (148)    (251)
  Borrowings with original maturities of less than
    three months--net                                   356      (87)     (73)
  Proceeds from exercise of stock options                36       18       11
  Cash dividends paid                                  (133)    (124)    (117)
  Purchase of Common Shares                            (315)     (63)     (40)
                                                       ----     ----     ----
                                                       (201)    (235)    (102)
                                                       ----     ----     ----
Total increase (decrease) in cash                        31      (34)      38
Cash at beginning of year                                22       56       18
                                                       ----     ----     ----
Cash at end of year                                    $ 53     $ 22     $ 56
                                                       ====     ====     ====


The Financial Review on pages 21 to 44 is an integral part of the consolidated financial statements.

                             Page 20

Eaton Corporation
Statements of Consolidated Shareholders' Equity

                                                                                           Shares in trust
                                                                              Foreign      ------------------     Total
                                  Common Shares     Capital in                currency              Deferred       share-
                                  -------------      excess of   Retained     translation          compensa-      holders'
                                  Shares   Amount    par value   earnings     adjustments   ESOP   tion plans      equity
                                  ------   ------    ---------   --------     -----------   ----   -----------    --------
(Millions)
Balance at January 1, 1995          78.0      $39       $806        $  988      ($ 71)      ($82)                 $1,680
Net income                                                             399                                           399
Cash dividends paid, net of
  Employee Stock Ownership
  Plan (ESOP) tax benefit                                             (116)                                         (116)
Issuance of shares under
  employee benefit plans,
  including tax benefit               .4                  14            (1)                                           13
Net unrealized loss on
  available-for-sale
  securities                                                            (6)                                           (6)
Purchase of shares                   (.8)                 (8)          (32)                                          (40)
Shares allocated to employees                                                                 29                      29
Net translation adjustments                                                        16                                 16
                                    ----      ---       ----        ------       ----       ----       ---        ------
Balance at December 31, 1995        77.6       39        812         1,232        (55)       (53)                  1,975
Net income                                                             349                                           349
Cash dividends paid, net of
  ESOP tax benefit                                                    (123)                                         (123)
Issuance of shares under
  employee benefit plans,
  including tax benefit               .5                  23            (1)                                           22
Net unrealized loss on
  available-for-sale
  securities                                                            (4)                                           (4)
Purchase of shares                  (1.1)                (12)          (51)                                          (63)
Shares allocated to employees                                                                 17                      17
Issuance of shares to trust           .1                   7                                          ($ 7)
Net translation adjustments                                                       (13)                               (13)
                                    ----      ---       ----        ------       ----       ----       ---        ------
Balance at December 31, 1996        77.1       39        830         1,402        (68)       (36)       (7)        2,160
Net income                                                             410                                           410
Cash dividends paid, net of
  ESOP tax benefit                                                    (132)                                         (132)
Issuance of shares under
  employee benefit plans,
  including tax benefit               .9                  47            (2)                                           45
Put option obligation, net                               (18)                                                        (18)
Net unrealized loss on
  available-for-sale
  securities                                                           (10)                                          (10)
Purchase of shares                  (3.7)      (2)       (40)         (292)                                         (334)
Shares allocated to employees                                                                 16                      16
Issuance of shares to trust           .2                  20                                             (20)
Net translation adjustments                                                       (71)                               (71)
Other                                 .2                   5                                                           5
                                    ----      ---       ----        ------       ----       ----       ---        ------
Balance at December 31, 1997        74.7      $37       $844        $1,376      ($139)      ($20)     ($27)       $2,071
                                    ====      ===       ====        ======       ====       ====       ===        ======


The Financial Review on pages 21 to 44 is an integral part of the consolidated financial statements.

FINANCIAL REVIEW
----------------

ACCOUNTING POLICIES
-------------------

Consolidation
-------------
The consolidated financial statements include accounts of the Company and all majority-owned subsidiaries. The equity method of accounting is used for investments in associate companies and joint ventures where the Company has a 20% to 50% ownership interest.

Foreign Currency Translation
----------------------------
The functional currency for principally all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses.
The resulting translation adjustments are recorded in shareholders' equity.

Inventories
-----------
Inventories are carried at lower of cost or market. Inventories in the United States are generally accounted for using the last-in, first-out (LIFO) method. Remaining United States and all other inventories are accounted for using the first-in, first-out (FIFO) method.

Depreciation and Amortization
-----------------------------
Depreciation and amortization are computed by the straight-line method for financial statement purposes. Cost of buildings is depreciated over forty years and machinery and equipment over principally three to ten years. Identified intangible assets primarily consist of patents, trademarks and tradenames, which are amortized over a range of five to forty years. Excess of cost over net assets of businesses acquired is amortized over a range of ten to forty years. Excess of cost over net assets of businesses acquired and certain other long-lived assets are reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets.

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

The Company and its subsidiaries, operating in Canada, Europe, Latin America and the Pacific Region, are exposed to fluctuations in foreign currencies in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations through the use of foreign currency forward exchange contracts and options. Gains or losses on those financial instruments which hedge net investments in subsidiaries outside the United States are recorded in shareholders' equity. Gains or losses on those financial instruments which hedge specific transactions are recognized in net income, offsetting the underlying foreign currency transaction gains or losses. Cash premiums and discounts related to these financial instruments are amortized to other income--net over the life of the respective agreement.

In the normal course of business, the Company's operations are also exposed to fluctuations in interest rates. The Company seeks to reduce the cost of and exposure to interest rate fluctuations through the use of interest rate swaps and caps. Gains or losses on interest rate swaps are included in interest expense since they hedge interest on debt. Cash premiums related to interest rate caps are amortized to interest expense over the life of the respective agreement.


Options for Common Shares
-------------------------
The Company applies the intrinsic value based method to account for stock options granted to employees to purchase Common Shares. Under this method, no compensation expense is recognized on the grant date since on that date the option price equals the market price of the underlying Common Shares.

Revenue Recognition
-------------------
Substantially all revenues are recognized when products are shipped to unaffiliated customers.

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

SALES AND ACQUISITIONS OF BUSINESSES AND WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
----------------------------------------------------------------
On August 4, 1997, the Company purchased Fusion Systems Corporation (Fusion) for $293 million, before a reduction for cash acquired of $90 million. Fusion, which had sales of $85 million in 1996, manufactures front-end process equipment for the semiconductor industry.

On September 2, 1997, the Company purchased Dana Corporation's Spicer Clutch business for $180 million. Spicer Clutch, which had sales of $200 million in 1996, is a leader in the development of medium- and heavy-duty truck clutches and vibration dampers.

On April 16, 1996, the Company purchased CAPCO Automotive Products Corporation for $135 million. CAPCO, a Brazilian manufacturer of transmissions for light- and medium-duty trucks and transaxle components for passenger cars, had sales of $176 million in 1995.

The acquisitions of Fusion, Spicer Clutch, and CAPCO were accounted for by the purchase method of accounting; and accordingly, the statements of consolidated income include the results of the acquired businesses from the effective dates of acquisition. The purchase price allocation for Fusion included $85 million for purchased in-process research and development which was determined through an independent valuation. This amount was expensed at the date of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. Therefore, the third quarter of 1997 includes the write-off of $85 million for purchased in-process research and development, with no income tax benefit, or $1.11 per Common Share.

On October 1, 1997, the Company sold the majority of the stock of AIL Systems Inc. which represented the Company's Defense Systems business segment (the Company continues to hold a minor interest in AIL). On December 1, 1997, the Company sold its worldwide Appliance Controls business for $310 million. The sale of these businesses resulted in pretax gains of $91 million ($69 million aftertax, or $.90 per Common Share).

During 1997, 1996 and 1995, the Company also acquired and sold other smaller operations.


DEBT AND OTHER FINANCIAL INSTRUMENTS
------------------------------------
The Company's subsidiaries outside the United States have lines of credit, primarily short-term, aggregating $138 million from various banks worldwide. At December 31, 1997, the Company had $81 million outstanding under these lines of credit. The weighted average interest rate on short-term debt, excluding immaterial amounts for highly inflationary countries, at December 31, 1997 and 1996 was 7.1% and 7.2%, respectively.

                             Page 24

Long-term debt at December 31, excluding the current portion, follows (in millions):
                                              1997       1996
                                              ----       ----
6-3/8% notes due 1999
  (effective interest rate 4.8%)            $  100     $  100
9% notes due 2001                              100        100
8% debentures due 2006                          86         86
8.9% debentures due 2006                       100        100
7% debentures due 2011, net of unamor-
  tized discount of $90 million in 1996
  (effective interest rate 14.6%)                         110
8.1% debentures due 2022                       100        100
7-5/8% debentures due 2024
  (effective interest rate 7.1%)               100        100
6-1/2% debentures due 2025
  (due 2005 at option of debenture holders)    150        150
Unsecured notes (5.6% to 6.6%)                 500        150
Other (effective interest rate 9.5%)            36         66
                                            ------     ------
                                            $1,272     $1,062
                                            ======     ======

The Company has a $250 million revolving line of credit, which expires in 1998, and a $500 million revolving credit agreement, which expires in 2000. These lines of credit provide funds for working capital and general corporate purposes. The unsecured notes are classified as long-term debt because the Company intends, and has the ability under the $500 million revolving credit agreement, to refinance these notes on a long-term basis.

In 1997, the Company completed the termination of, and settled for cash, a $100 million 9% interest rate swap expiring in 2000. The combined $6.8 million pretax loss on the termination of the swap ($3.1 million related to 1996) is being amortized to interest expense through 2000 when the swap was originally scheduled to mature.

The Company has interest rate swap agreements that effectively convert interest expense on $115 million of United States dollar fixed-rate debt to a fixed rate of 3.2% as to $50 million, and to floating rates at December 31, 1997 of 2.5% (based on the swap agreement) as to $25 million and 5.8% (based on the Amsterdam Interbank Offered Rate plus 1.89%) as to the remaining $40 million.

In 1995, the Company entered into an agreement that expires in 1999 which effectively converts $40 million of United States dollar debt into Dutch Guilder denominated debt. This agreement was designated as a hedge of the Company's net investment in a Netherlands subsidiary.

Aggregate mandatory sinking fund requirements and annual maturities of long-term debt are as follows (in millions):
1998, $23; 1999, $107; 2000, $502; 2001, $102; and 2002, $2.

Interest capitalized as part of acquisition or construction of major fixed assets (in millions) was $12 in 1997, $8 in 1996 and $10 in 1995. Interest paid (in millions) was $97 in 1997, and $96 in 1996 and 1995.

Financial instruments outstanding at December 31 are as follows
(in millions):
                                     1997                        1996
                         --------------------------   -------------------------
                         Notional   Carrying   Fair   Notional  Carrying   Fair
                           amount     amount  value     amount    amount  value
                         --------   --------  -----   --------  --------  -----
Cash and short-term
  investments                          $  90   $ 90                $  60  $  60
Marketable equity
  investments                              5      5                   22     22
Marketable debt securities                62     62                   44     44
Short-term debt                          (81)   (81)                 (10)   (10)
Long-term debt, current
  portion of long-term
  debt and foreign
  currency principal swaps            (1,295)(1,373)              (1,082)(1,206)
Put options                                      (1)
Foreign currency forward
  exchange contracts and
  options                    $112        (27)   (27)      $ 23       (10)    (8)
Interest rate swaps
  Fixed to floating            66                 1        127                1
  Floating to fixed             9                           64               (5)
  Fixed to fixed               90          1                90         2     (2)
Interest rate caps sold                                    (50)       (1)    (1)

The fair values of short-term investments, marketable equity investments and debt securities, short-term and long-term debt, put options, and interest rate swaps and caps are principally based on quoted market prices. The fair value of foreign currency forward exchange contracts and options, which primarily mature in 1998, and foreign currency principal and interest rate swaps are estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.


EXTRAORDINARY ITEM
------------------
On December 30, 1997, the Company redeemed the $200 million of 7% debentures due 2011. The aftertax extraordinary loss on this redemption, including the write-off of debt issue costs, was $54 million, or $.71 per Common Share ($88 million before income taxes).

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

The components of pension expense for the years ended December 31 follow (in millions):
                                           1997      1996    1995
                                           ----      ----    ----
Service cost - benefits earned during
  year                                    $ (64)    $ (58)  $ (51)
Interest cost on projected benefit
  obligation                               (111)     (105)   (104)
Actual return on assets                     375       350     347
Net amortization and deferral              (211)     (200)   (214)
                                          -----     -----   -----
                                          $ (11)    $ (13)  $ (22)
Curtailment loss                             (1)
Settlement gain                              68         6       6
                                          -----     -----   -----
                                          $  56     $  (7)  $ (16)
                                          =====     =====   =====

In 1997, the curtailment loss and settlement gain relate primarily to the sales of AIL Systems Inc. and the Appliance
Controls business.

The pension asset (liability), by funded status of the plan, at
December 31 follows (in millions):
                                        1997             1996
                                  ---------------  ---------------
                                   Over-   Under-   Over-   Under-
                                  funded   funded  funded   funded
                                  ------   ------  ------   ------
Accumulated pension benefit
  obligation
    Vested                        $1,127   $  178  $1,186   $  177
    Nonvested                         91        8      94        7
                                  ------    ------ ------   ------
                                   1,218      186   1,280      184
Value of future salary
  projections                        134       25     152       14
                                  ------    ------ ------   ------
Total projected pension benefit
  obligation                       1,352      211   1,432      198
Fair value of plan assets          1,931       89   1,852       92
                                  ------    ------ ------   ------
Plan assets in excess of (less
  than) projected benefit
  obligation                         579     (122)    420     (106)
Unamortized
  Initial net asset                   (7)      (4)    (14)      (5)
  Net (gain) loss                   (431)      36    (326)      12
  Prior service cost                  18       14      15       16
Adjustment to recognize minimum
  liability                                    (8)             (11)
                                  ------   ------  ------   ------
                                  $  159   $  (84) $   95   $  (94)
                                  ======   ======  ======   ======

Actuarial assumptions used in the calculation of the pension asset (liability) are as follows:
                                          1997      1996      1995
                                          ----      ----      ----
Discount rate                             7.00%     7.25%     7.25%
Compensation growth rate                  4.50%     4.70%     4.70%
Long-term rate of return on plan assets     10%       10%     9.50%

Plan assets are invested in equity and fixed income securities and other instruments. Underfunded plans are associated principally with operations outside the United States. The changes in assumed rates at the end of 1997 had the effect of increasing the accumulated pension benefit obligation by $29 million with an offsetting increase in the unamortized net loss. This change will not have a material effect on future expense.

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

Expense for postretirement benefits other than pensions for the years ended December 31 follows (in millions):
                                             1997      1996     1995
                                             ----      ----     ----
Service cost - benefits earned during year   $(13)     $(12)    $(12)
Interest cost on projected benefit obligation (49)      (47)     (49)
Amortization                                    3         5        8
                                             ----      ----     ----
                                             $(59)     $(54)    $(53)
Curtailment gain                               16
Settlement loss                               (12)
                                             ----      ----     ----
                                             $(55)     $(54)    $(53)
                                             ====      ====     ====

The curtailment gain and settlement loss relate primarily to the sales of AIL Systems Inc. and the Appliance Controls business.

The liability for postretirement benefit plans other than
pensions at December 31 follows (in millions):
                                               1997       1996
                                               ----       ----
Accumulated postretirement benefit obligation
  Retirees                                     $470       $465
  Eligible plan participants                     90         58
  Non-eligible plan participants                177        182
Unamortized
  Prior service cost                             29         53
  Net loss                                     (184)      (138)
                                               ----       ----
                                               $582       $620
                                               ====       ====

Actuarial assumptions used in the calculation of the liability for postretirement benefits other than pensions are as follows:


                                          1997     1996     1995
                                          ----     ----     ----
Discount rate                             7.00%    7.25%    7.25%
Projected health care cost trend rate        8%       9%      10%
Ultimate trend rate                       4.75%       5%       5%
Year ultimate trend rate is achieved       2002    2001     2001

The changes in assumed rates had the effect of increasing the accumulated postretirement benefit obligation (APBO) by $13 million with an offsetting increase in the unamortized net loss. These changes will have an immaterial effect on future expense. An increase of 1% in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $37 million and the net periodic cost for 1997 by $3 million.


PROTECTION OF THE ENVIRONMENT
-----------------------------
The Company has several policies in place to ensure that its operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. For example, the Company has, at each of its facilities, a person responsible for environmental, health and safety (EHS) matters. The Company routinely reviews EHS performance at each of its facilities; and, the Company continuously strives to minimize the generation of hazardous waste at its facilities.

As a result of past operations, the Company is involved in remedial response and voluntary environmental cleanup activities at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites.

A number of factors affect the cost of environmental remediation, including the number of parties involved at many sites, the determination of the extent of contamination, the length of time that remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, the Company has estimated (without discounting) costs of remediation, which will be incurred over a period of several years.

The Company accrues an amount equal to the best estimates of these costs when it is probable that a liability has been incurred. At December 31, 1997 and 1996, the balance sheet included an accrual for these costs (in millions) of $33 and $35, respectively. The Company has rights of recovery from non-affiliated parties as to a portion of these costs with regard to several of the sites. The accrual for 1997 was reduced due to the settlement of liability at certain sites, new cost-sharing agreements, and regulatory guidance and activity affecting estimated remediation costs.

Based upon the Company's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably likely to exceed the accrual by an amount that would have a material adverse effect on its financial condition or results of operations or liquidity. All of these estimates are forward-looking statements and, given the inherent uncertainties in evaluating environmental exposures, actual results can differ from these estimates.


SHAREHOLDERS' EQUITY
--------------------
There are 300 million Common Shares authorized ($.50 par value per share). At December 31, 1997, there were 5.1 million Common Shares held in treasury and 13,669 holders of record of Common Shares. Additionally, 22,448 employees were shareholders through participation in the Share Purchase and Investment Plan.

In the second half of 1997, the Company sold written put options on 400,000 Common Shares. Options on 150,000 Common Shares expired unexercised in 1997. In December 1997, the Company purchased 50,000 shares at $90 per Common Share as a result of an option exercise. The remaining 200,000 options expire in the first half of 1998 at strike prices of $90.00 and $94.66 per Common Share.

Stock options have been granted to certain employees, under various plans, to purchase the Company's Common Shares at prices equal to fair market value as of date of grant. Historically, the majority of these options vest ratably during the three-year period following the date of grant and expire ten years from date of grant. In January 1997, 1.9 million special performance-vested stock options were granted at an option price of $71.81. These options become fully exercisable ten days before the expiration of their ten-year term. Accelerated vesting of these options is linked to the Company's success in achieving net income and Common Share price targets. Half of the options became exercisable during 1997 when the Company achieved the initial share price target of $85 per Common Share. The remaining options become exercisable if the Company earns $8 per Common Share during any twelve month period prior to the end of the year 2000. If the earnings target is not met by the end of 2000, the unmet target for each subsequent year will increase at a compound annual rate of 10%.

A summary of stock option activity follows (shares in millions):
                               1997             1996              1995
                         --------------   --------------  --------------
                         Average          Average           Average
                          price            price             price
                           per              per               per
                          share  Shares    share  Shares     share  Shares
                         ------- ------   ------- ------    -----   ------
Outstanding, January 1   $44.32    5.0    $41.12    4.6     $37.94    4.0
Granted                   73.07    2.8     53.10    1.1      48.60    1.1
Exercised                 43.49    (.9)    33.57    (.6)     28.94    (.4)
Canceled                  59.85    (.1)    51.79    (.1)     50.58    (.1)
                                   ---              ---               ---
Outstanding, December 31 $55.85    6.8    $44.32    5.0     $41.12    4.6
                                   ===              ===               ===

Exercisable, December 31           4.5              3.7               3.3

Reserved for future
  grants, December 31              1.5              4.2               5.2

The following table summarizes information about stock options outstanding at December 31, 1997:
                                           Weighted-
                                            average     Weighted-
                                           remaining     average
                            Number        contractual   exercise
Range of exercise prices  outstanding        life         price
------------------------  -----------     -----------    -------
$24.15 - $39.99               1.7             3.6        $32.86
$40.00 - $49.99                .8             7.1         48.56
$50.00 - $69.99               1.6             7.3         55.09
$70.00 - $100.91              2.7             9.1         73.12

The following table summarizes information about stock options that are exercisable at December 31, 1997:
                                             Weighted-
                                              average
                               Number        exercise
Range of exercise prices     exercisable       price
------------------------     -----------     ---------
$24.15 - $39.99                  1.7         $32.86
$40.00 - $49.99                   .6          48.56
$50.00 - $69.99                  1.2          55.75
$70.00 - $100.91                 1.0          71.98

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123,
'Accounting for Stock-Based Compensation.' If the Company accounted for its stock options under the fair value method of SFAS No. 123, the Company's net income (in millions) and net income per Common Share would have been as indicated below:


                                1997    1996    1995
                                ----    ----    ----
Net income                     $ 390   $ 343   $ 395
Net income per Common
  Share                        $5.08   $4.43   $5.07
Net income per Common
  Share-assuming dilution      $4.99   $4.38   $5.02

The fair value of each option grant in 1997, 1996, and 1995 was estimated using the Black-Scholes option pricing model with the following assumptions:
                                 1997          1996          1995
                                 ----          ----          ----
Dividend yield                      3%            3%            3%
Expected volatility                22%           23%           24%
Risk-free interest rate   6.0% to 6.7%  5.3% to 6.3%  6.7% to 7.8%
Expected option life      4 to 6 years       4 years       4 years
Weighted-average fair
  value of options
  granted during the
  year                         $16.84        $10.27        $11.50

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

In 1989, the Company prefunded, through 1999, a portion of anticipated matching contributions to the SPIP by creating an Employee Stock Ownership Plan (ESOP) under the SPIP and selling 5 million Common Shares for $150 million to the ESOP. The shares held by the ESOP which have not yet been allocated to employee accounts are included in shareholders' equity as "Shares in Trust-ESOP" and the notes payable of the ESOP, which are guaranteed by the Company, are included in long-term debt. Unallocated shares in the ESOP are released at historical cost based on the ratio of the annual principal payment on the notes payable compared to the original principal amount of the notes payable and allocated to employee accounts. Cash dividends paid on shares in the ESOP are charged against retained earnings and, along with Company contributions, are used to repay the principal and interest due on the notes payable. Unallocated shares in the ESOP, which are considered outstanding for purposes of computing net income per Common Share, at the end of 1997 and 1996 (in millions) were .8 and 1.2, respectively. Compensation expense related to the SPIP match, including the effect of shares released by the ESOP at historical cost, (in millions) was $6 in 1997, $10 in 1996 and $17 in 1995.

The Company has plans which permit eligible employees and directors to defer a portion of their compensation. The Company has deposited $65 million of marketable securities and Common Shares into a trust to fund a portion of these liabilities. The marketable securities are included in other assets and the shares, with a fair value of $27 million, are included in shareholders' equity.


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


INCOME TAXES
------------

Income before income taxes for the years ended December 31
follows (in millions):
                                           1997    1996    1995
                                           ----    ----    ----
United States                              $457    $385    $471
Non-United States                           211     100     121
                                           ----    ----    ----
                                           $668    $485    $592
                                           ====    ====    ====

Income taxes for the years ended December 31 follows (in
millions):
                                            1997    1996    1995
                                            ----    ----    ----
Current
  United States
    Federal                                 $ 99    $ 81    $109
    State and local                           14      21      24
  Non-United States                           42      34      59
                                            ----    ----    ----
                                             155     136     192
Deferred
  United States
    Reduction of valuation allowance
      for deferred income tax assets                         (11)
    Other Federal                             20      (5)     26
    State and local                            5               1
  Non-United States
    Reduction of valuation allowance
      for deferred income tax assets          (4)
    Operating loss carryforwards              15      11      (4)
    Other                                     13      (6)    (11)
                                            ----    ----    ----
                                              49       0       1
                                            ----    ----    ----
                                            $204    $136    $193
                                            ====    ====    ====

Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate for the years ended December 31 follow (in millions):
                                          1997
                                     -------------     1996     1995
                                     Amount   Rate     Rate     Rate
                                     ------   ----     ----     ----
Income taxes at the United
  States statutory rate                $234   35.0%    35.0%    35.0%
Write-off of purchased in-process
  research and development               30    4.5
State and local income taxes             20    2.9      2.9      3.1
Possessions credit related to
  Puerto Rican operations               (38)  (5.7)    (7.2)    (5.4)
Current and prior years' credit for
  increasing research activities        (22)  (3.3)     (.6)
Book/tax basis difference related
  to sales of businesses                (13)  (1.9)
Reduction of valuation allowance
  for deferred income tax assets         (4)   (.6)             (1.8)
Adjustment of worldwide tax
  liabilities                            (1)   (.2)      .9      2.0
Foreign source income                     1     .2     (2.6)     1.5
Other--net                               (3)   (.4)     (.2)    (1.8)
                                       ----   -----    -----    -----
                                       $204   30.5%    28.2%    32.6%
                                       ====   =====    =====    =====

Significant components of current and long-term deferred income taxes at December 31 follow (in millions):
                                    Current  Long-term    Long-term
                                     assets     assets  liabilities
                                    -------  ---------  -----------
1997
Accruals and other adjustments
  Employee benefits                    $ 45       $225         $(11)
  Depreciation and amortization                   (189)         (12)
  Other                                 109         49
Operating loss carryforwards of
  non-United States subsidiaries                    58
Other items                               9         15           12
Valuation allowance                                (52)
                                       ----       ----         ----
                                       $163       $106         $(11)
                                       ====       ====         ====

1996
Accruals and other adjustments
  Employee benefits                    $ 57       $241         $ (5)
  Depreciation and amortization                   (190)         (10)
  Other                                 102         43
Operating loss carryforwards of
  non-United States subsidiaries                    79
Other items                               6         32            4
Valuation allowance                                (56)
                                       ----       ----         ----
                                       $165       $149         $(11)
                                       ====       ====         ====

At December 31, 1997, certain non-United States subsidiaries had operating loss carryforwards aggregating $165 million. Carryforwards of $134 million have no expiration dates and the balance expires at various dates from 1998 through 2005.

The Company has manufacturing facilities in Puerto Rico which operate under tax relief and other incentives that will no longer be available after 2005.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $521 million at December 31, 1997, since the earnings retained have been reinvested by the subsidiaries. If distributed, such remitted earnings would be subject to withholding taxes but substantially free of United States income taxes.

Worldwide income tax payments in 1997, 1996 and 1995 (in millions) were $163, $154 and $166, respectively.

OTHER INFORMATION
-----------------

Accounts Receivable
-------------------
Accounts receivable are net of an allowance for doubtful accounts
(in millions) of $15 at the end of 1997 and 1996, respectively.

Inventories
-----------

The components of inventories at December 31 follow (in
millions):
                                              1997       1996
                                              ----       ----
Raw materials                                 $258       $270
Work in process                                330        312
Finished goods                                 235        240
                                              ----       ----
Gross inventories at FIFO                      823        822
Excess of current cost over LIFO cost          (89)       (93)
                                              ----       ----
Net inventories                               $734       $729
                                              ====       ====

Gross inventories accounted for using the LIFO method (in millions) were $422 and $431 at the end of 1997 and 1996, respectively.

Excess of Cost Over Net Assets of Businesses Acquired
-----------------------------------------------------
Accumulated amortization of excess of cost over net assets of businesses acquired (in millions) was $148 and $162 at the end of 1997 and 1996, respectively.

Investments in Life Insurance
-----------------------------
The Company has company-owned life insurance policies insuring the lives of a portion of active United States employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. At December 31, 1997 and 1996, the investment in the policies included in other assets (in millions) was $13 and $11, net of policy loans of $346 and $347, respectively. Net life insurance expense (in millions) of $8 in 1997, $9 in 1996 and $7 in 1995, including interest expense of $33, $35 and $27 in 1997, 1996 and 1995, respectively, is included in selling and administrative expense.

Lease Commitments
-----------------
Minimum rental commitments for 1998 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are $59 million and decline substantially thereafter.

Rental expense in 1997, 1996 and 1995 (in millions) was $78, $71 and $67, respectively.

Net Income per Common Share
---------------------------

The Company adopted SFAS No. 128, 'Earnings Per Share', at the end of 1997. The calculation of net income per Common Share and net income per Common Share-assuming dilution follows:

(millions except per share data)	       1997	   1996	   1995
                                        ----    ----    ----
Net income per Common Share
  Net income                           $ 410   $ 349   $ 399
  Average number of Common Shares
    outstanding                         76.8    77.4    77.8

  Net income per Common Share          $5.34   $4.50   $5.13
                                       =====   =====   =====
Net income per Common Share-
  assuming dilution
    Net income                         $ 410   $ 349   $ 399
    Average number of Common Shares
      outstanding                       76.8    77.4    77.8
    Dilutive effect of stock options     1.4      .8      .8
                                       -----   -----   -----
    Total average number of Common
      Shares outstanding                78.2    78.2    78.6
                                       -----   -----   -----
    Net income per Common Share-
      assuming dilution                $5.24   $4.46   $5.08
                                       =====   =====   =====

Options to purchase 920,000 shares of Common Shares were outstanding at the end of 1995 but were not included in the computation of net income per Common Share--assuming dilution since they would have had an antidilutive effect on earnings per share.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 1997, SFAS No. 130, 'Reporting Comprehensive Income', was issued. SFAS No. 130 establishes new standards for reporting comprehensive income and its components; however, the adoption of SFAS No. 130 will have no effect on net income or shareholders' equity. The Company must adopt SFAS No. 130 in the first quarter of fiscal year 1998. The Company expects that comprehensive income will not differ materially from net income, except for foreign currency translation adjustments included in comprehensive income, the effect of which could be material depending on future changes in foreign exchange rates.

In June 1997, SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information', was issued. SFAS No. 131 changes the standards for reporting financial results by operating segments and related products and services, geographic areas, and major customers. The Company must adopt the standard no later than year-end 1998.

                             Page 38

QUARTERLY DATA
--------------
(Unaudited)
                                                Quarter ended
(Millions except for                ----------------------------------
  per share data)                    Dec. 31 Sept. 30  June 30 Mar. 31
                                     ------- --------  ------- -------
1997
Net sales                             $1,934   $1,931   $1,909  $1,789
Gross margin                             546      541      538     482
  Percent of sales                       28%      28%      28%     27%
Income before extraordinary item      $  183   $   54   $  126  $  101
Extraordinary item                       (54)
                                    ----------------------------------
Net income                            $  129   $   54   $  126  $  101
                                    ==================================
Per Common Share
  Income before extraordinary item    $ 2.41   $  .70   $ 1.64  $ 1.31
  Extraordinary item                    (.71)
                                    ----------------------------------
  Net income                          $ 1.70   $  .70   $ 1.64  $ 1.31
                                    ==================================
  Cash dividends paid                 $  .44   $  .44   $  .44  $  .40
  Market price
    High                             103-3/8 95-15/16   89-7/8  75-1/8
    Low                               85-1/2   81-7/8   67-1/2  67-1/4
Per Common Share-assuming dilution
  Income before extraordinary item    $ 2.35   $  .69   $ 1.61  $ 1.29
  Extraordinary item                    (.69)
                                    ----------------------------------
  Net income                          $ 1.66   $  .69   $ 1.61  $ 1.29
                                    ==================================

1996
Net sales                             $1,724   $1,719   $1,782  $1,736
Gross margin                             426      436      472     456
  Percent of sales                       25%      25%      26%     26%
Net income                                66       85      103      95

Per Common Share
  Net income                          $  .85   $ 1.11   $ 1.32  $ 1.23
  Cash dividends paid                    .40      .40      .40     .40
  Market price
    High                              70-7/8   61-1/4   62-3/8  61-7/8
    Low                               57-3/4       53   56-7/8  50-3/8
Per Common Share-assuming dilution
  Net income                          $  .84   $ 1.09   $ 1.31  $ 1.22

Income in the fourth quarter of 1997 was increased by pretax gains of $91 million related to the sales of AIL Systems Inc.
and the Appliance Controls business ($69 million aftertax, or $.90 per Common Share).

Income in the fourth quarter of 1997 was reduced by pretax restructuring charges of $24 million ($15 million aftertax, or $.19 per Common Share).

Net income in the fourth quarter of 1997 was reduced by a $54 million aftertax extraordinary loss for the redemption of debentures, or $.71 per Common Share.

Net income in the third quarter of 1997 was reduced by an $85 million write-off of purchased in-process research and development, with no income tax benefit, or $1.11 per Common
Share.

Income in 1996 was reduced by pretax restructuring charges of $50 million ($32 million aftertax, or $.41 per Common Share).
Of these restructuring charges, $29 million was recorded in the fourth quarter of 1996 and the remaining $21 million was recorded evenly throughout the first nine months of 1996.

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

BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
--------------------------------------------------
Eaton is a global manufacturer of highly engineered products which serve the industrial, vehicle, construction, commercial and semiconductor markets with operations located in 28 countries. The major classes of products included in each business segment and other information follows.

Electrical and Electronic Controls
----------------------------------
Industrial and Commercial Controls - Electromechanical and electronic controls including motor starters, contactors, overloads and electric drives; programmable controllers, counters, man/machine interface panels and pushbuttons; photoelectric, proximity, temperature and pressure sensors; residential, molded case, hydraulic, air and vacuum circuit breakers; loadcenters; safety switches; lighting control systems; panelboards; switchboards; switchgear components; switchgear; dry type transformers; protective relays and metering; surge suppressors; busway; meter centers; crane controls; portable tool switches; commercial switches; relays; vacuum interrupters; illuminated pushbuttons and panels; annunciator panels; electrically actuated valves and actuators; pressure transducers and switches; and Navy motor control and power conversion systems.

Automotive and Appliance Controls - Electromechanical and electronic controls including convenience, stalk and concealed switches; knock sensors; climate control components; speed controls; water valves; thermostats; temperature and humidity sensors; transmission valves; speed sensitive steering systems; tone generators and chimes; lighting controls; emission control valves; collision warning systems; remote keyless entry systems and remote actuated solenoids.

On December 1, 1997, the Company sold the Appliance Controls business which had sales of $418 million and $432 million in 1997 and 1996, respectively. The following products represent those included in the Appliance Controls business: timers, pressure switches, range controls, gas valves, and infinite switches.

Specialty Controls - Ion implanters; photostabilizers; ozone and plasma ashers; thermal processing systems; flat panel display equipment; plastic and steel spring fasteners; retainer rings; clamps; golf grips; industrial rubber products; industrial clutches and brakes.

The markets for these products are industrial, construction, commercial, automotive, appliance, aerospace and government customers concentrated principally in North America, however, sales are made globally. Sales are made directly by the Company and indirectly through distributors and manufacturers' representatives to such customers.

Vehicle Components
------------------
Truck Components - Heavy-, medium- and light-duty mechanical and automatic transmissions; power take-offs; engine valves; valve lifters; leaf springs; viscous fan drives; fans and fan shrouds; power steering pumps; fleet management systems and advanced drivetrain controls.

On January 2, 1998, the Company completed the sale of the Axle and Brake business, which had sales of $659 million and $542 million in 1997 and 1996, respectively. This business manufactured components for commercial trucks, primarily heavy- and medium-duty, and construction of off-highway equipment. Products manufactured by this business include heavy- and medium-duty clutches; drive, trailer, and steering axles; brakes; anti-lock brake systems; locking differentials; tire pressure control systems and tire valves.

Passenger Car and Light Duty Components - Engine valves;
hydraulic valve lifters; viscous fan drives; fans and fan shrouds; locking differentials; limited slip differentials;
viscous converter clutches; transaxle components; superchargers;
tire valves; refrigeration charge and relief valves.

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

On October 1, 1997, the Company sold the majority of AIL Systems
Inc., which represented the Defense Systems business segment (the
Company continues to hold a minor interest in AIL).

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

Net sales to divisions and subsidiaries of one customer, primarily from the Vehicle Components business segment (in millions), were $766 in 1997, $739 in 1996 and $740 in 1995
(10% of sales in 1997 and 11% of sales in 1996 and 1995). Sales from the Company's United States operations to customers in foreign countries, primarily Canada, (in millions) were $791 in 1997, $743 in 1996 and $709 in 1995 (10% of sales in 1997, 11%
in 1996, and 10% in 1995).

                             Page 43

Geographic Region Information
                                                               Identi-
                                               Operating        fiable
(Millions)                  Net sales             profit        assets
                            ---------          ---------        -------
1997
United States                  $5,946             $  516        $3,631
Canada                            293                 28           106
Europe                          1,112                104           662
Latin America                     532                 34           435
Pacific Region                    158                  1           122
Eliminations                     (478)                            (104)
                               ------             ------        ------
                               $7,563             $  683        $4,852
                               ======             ======        ======

1996
United States                  $5,440             $  505        $3,399
Canada                            297                 23           108
Europe                          1,113                 84           752
Latin America                     366                (31)          368
Pacific Region                    148                 18           136
Eliminations                     (403)                             (94)
                               ------             ------        ------
                               $6,961             $  599        $4,669
                               ======             ======        ======

1995
United States                  $5,390             $  571        $3,369
Canada                            282                 24           109
Europe                          1,153                 79           807
Latin America                     266                  4           151
Pacific Region                    136                 23            90
Eliminations                     (405)                             (99)
                               ------             ------        ------
                               $6,822             $  701        $4,427
                               ======             ======        ======

Operating profit in 1997 was reduced by restructuring charges
(in millions) of $4 in the United States, $12 in Europe, $5 in
Canada, $1 in Latin America, and $2 in the Pacific Rim.

Operating profit for the United States in 1997 was reduced by an $85 million write-off of purchased in-process research and development.

Operating profit in 1996 was reduced by restructuring charges
(in millions) of $28 in the United States, $9 in Europe and $13 in Latin America.

Geographic region information (table above) does not include results of associate companies and joint ventures in which the
Company holds a 20%-50% ownership interest and which had total sales as follows (in millions):
                                1997            1996              1995
                                ----            ----              ----
United States                   $ 21            $ 13              $ 21
Europe                            14              14                13
Latin America                     31              16                20
Pacific Region                   258             326               347
                                ----            ----              ----
                                $324            $369              $401
                                ====            ====              ====

                             Page 44

Business Segment Information
(Millions)                                         1997      1996     1995
                                                   ----      ----     ----
Net sales by classes of similar products
  Electrical and Electronic Controls
    Industrial and Commercial Controls           $2,251    $2,096   $1,975
    Automotive and Appliance Controls             1,125     1,144    1,062
    Specialty Controls                              656       634      574
                                                 ------    ------    -----
                                                  4,032     3,874    3,611
  Vehicle Components
    Truck Components                              2,104     1,766    1,965
    Passenger Car and Light Duty Components         808       734      669
    Off-Highway Vehicle Components                  548       475      458
                                                 ------    ------    -----
                                                  3,460     2,975    3,092
  Defense Systems                                    71       112      119
                                                 ------    ------    -----
                                                 $7,563    $6,961   $6,822
                                                 ======    ======   ======

Operating profit
  Electrical and Electronic Controls
    Before write-off of purchased in-process
      research and development                   $  321   $  309    $  285
    Write-off of purchased in-process research
      and development                               (85)
  Vehicle Components                                449      286       414
  Defense Systems                                    (2)       4         2
                                                 ------   ------    ------
                                                    683      599       701
Interest expense                                    (86)     (85)      (86)
Interest income                                       7        6         6
Gain on sales of businesses                          91
General corporate expenses--net                     (27)     (35)      (29)
                                                 ------   ------    ------
Income before income taxes and extraordinary
  item                                           $  668   $  485    $  592
                                                 ======   ======    ======

Identifiable assets
  Electrical and Electronic Controls             $2,813   $2,888    $2,869
  Vehicle Components                              2,039    1,677     1,463
  Defense Systems                                            104        95
                                                 ------   ------    ------
                                                  4,852    4,669     4,427
  General corporate assets                          613      638       626
                                                 ------   ------    ------
Total assets                                     $5,465   $5,307    $5,053
                                                 ======   ======    ======

Capital expenditures
  Electrical and Electronic Controls             $  217   $  183    $  174
  Vehicle Components                                203      145       203
  Defense Systems                                     3        6         4
  Corporate                                          15       13        18
                                                 ------   ------    ------
                                                 $  438   $  347    $  399
                                                 ======   ======    ======
Depreciation and amortization
  Electrical and Electronic Controls             $  167   $  153    $  134
  Vehicle Components                                152      141       118
  Defense Systems                                     7       10        13
  Corporate                                          16       16        16
                                                 ------   ------    ------
                                                 $  342   $  320    $  281
                                                 ======   ======    ======

Operating profit in 1997 was reduced by restructuring charges (in millions) of $18 for the Electrical and Electronic Controls segment and $6 for the Vehicle Components segment.

Operating profit in 1996 was reduced by restructuring charges (in millions) of $16 for the Electrical and Electronic Controls segment and $34 for the Vehicle Components segment.

Summary Financial Information for Eaton ETN Offshore Ltd.
---------------------------------------------------------

Eaton ETN Offshore Ltd. (Eaton Offshore), a wholly-owned subsidiary of Eaton, was incorporated by Eaton in 1990 under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton or its subsidiaries. Eaton Offshore owns the common stock of a number of Eaton's subsidiaries which are engaged principally in the manufacture and/or sale of electrical and electronic controls, truck transmissions, fasteners, leaf spring assemblies and engine components. Effective January 31, 1994, Eaton Offshore, through its subsidiaries, acquired certain of the Canadian and Brazilian operations of the former Distribution and Control Business Unit
(DCBU) of Westinghouse Electric Corporation. On June 30, 1994 and on April 1, 1995, majority ownership of certain other assets of DCBU and another subsidiary were transferred to a subsidiary of Eaton Offshore from Eaton. Effective January 1, 1996, majority ownership of certain German subsidiaries was transferred to other subsidiaries of Eaton. Summary financial information for Eaton Offshore and its consolidated subsidiaries for the years ended December 31 follows (in millions):

                             1997    1996    1995    1994    1993
                             ----    ----    ----    ----    ----
Income statement data
  Net sales                  $725    $602    $614    $494    $295
  Gross margin                149      94      99      87      42
  Net income                   33      23      28      20      13

Balance sheet data
  Current assets             $375    $304    $300    $237    $160
  Noncurrent assets           196     146     152     122     109
  Net intercompany
    receivables/(payables)   (160)    (53)    (47)     (4)    (15)
  Current liabilities         120      90      98      83      50
  Noncurrent liabilities       80     100     108     107     114

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
--------
For Eaton Corporation, 1997 proved to be a watershed year. The Company reported all-time record sales, earnings and earnings per share. Favorable market conditions, the benefits of restructuring actions taken in prior years, and the extraordinary efforts of the Company's employees worldwide all contributed to these outstanding results. During 1997, the Company's businesses performed well virtually across the board and notable progress was made to build an enterprise capable of higher sustainable earnings growth in the years ahead. This performance was achieved while spending at an accelerated pace on new product development and international expansion.

To help achieve growth in future years, the Company completed a number of strategic repositioning moves. In the second half of the year, the Company completed acquisitions of Fusion Systems Corporation and Dana Corporation's worldwide Spicer Clutch business, which will build upon and extend the considerable strengths of the Semiconductor Equipment and Truck Components businesses, respectively. Also in the second half of the year, the Company sold AIL Systems Inc., which represented the Company's Defense Systems business segment, and the Appliance Controls business. On January 2, 1998, the Company completed the sale of the worldwide Axle and Brake business to Dana Corporation. Looking forward, the combination of these strategic moves is believed by management to have increased the Company's inherent earnings growth rate by about 10 percent.

In the latter part of 1997, the economic climate in Asia worsened considerably. Poor regulation and currency management skills by certain governments in the region contributed to local currency devaluations and bank failures. This crisis was the primary cause of the decrease in operating profit for the Company's Pacific Region. However, as of December 31, 1997, these effects were not material to operations or financial results for the Company as a whole.

1997 COMPARED TO 1996
---------------------

NET SALES
---------
Worldwide sales in 1997 exceeded $7 billion for the first time in the Company's history, 9% above 1996. Sales for North America showed improvement; however, sales in Europe were flat. In Latin America, sales increased 45% in 1997 over 1996 despite economic weakness in Mexico, Brazil and Argentina. The Company is now achieving the full strategic benefits of the April 1996 acquisition of CAPCO Automotive Products Corporation, which contributed to the sales increase in Latin America. Despite the continued recession in Japan and the crisis in Asia, sales in the Pacific Region rose 7% in 1997 over 1996.

Electrical and Electronic Controls, the Company's largest business segment, continued its growth trend by achieving record sales in 1997, increasing 4% in 1997 over 1996. This segment represents 53% of total sales. Activity in most markets remained firm, and the semiconductor equipment market began to rebound in the second half of 1997 after a difficult 1996.

Aided by continued strength in Cutler-Hammer's market position, strong construction markets, and a booming commercial aircraft market, Industrial and Commercial Controls also achieved record sales in 1997, increasing 7% over 1996 results. Cutler-Hammer is now enjoying the full benefit of the synergies anticipated from the 1994 acquisition of Westinghouse's Distribution and Control Business Unit.

Sales of the Company's Automotive and Appliance Controls businesses were off 2% from one year ago. Sales volumes were up while the strength of the U.S. dollar versus major European currencies reduced sales by 5%. Sales were lowered an additional 3% compared to 1996 as a result of the sale of the Company's Appliance Controls business on December 1, 1997 to Siebe plc.
The net increase in volume compares favorably with about a 3% year-to-year increase in automotive production in North America and Europe.

Specialty Controls, which includes the Company's Semiconductor Equipment Operations, reported record sales, increasing 3% in 1997 over 1996. During the third quarter of 1997, the Company acquired Fusion Systems Corporation, a leading supplier of front-end process equipment to the semiconductor industry. Excluding Fusion, Specialty Controls sales trailed 1996 results by 2%. While second half 1997 industry orders were somewhat stronger than anticipated, it is too early to determine the impact of the Asian economic crisis on our customers' demand for front-end processing equipment.

Vehicle Components segment sales reached a record level, increasing 16% in 1997 over 1996. Truck Components, Passenger Car and Light Duty Components, and Off-Highway Vehicle Components all experienced record sales in 1997. After a difficult 1996, the 1997 success of this segment demonstrates that the Company's managers met the full challenge to achieve performance excellence.

Truck Components achieved record sales, increasing 19% in 1997 over 1996. CAPCO, the Brazilian medium-duty transmission manufacturer acquired in 1996, accounted for $54 million of the $338 million increase in sales in 1997. With CAPCO's increase in sales and the favorable impact of new business awards from automotive manufacturers, the Company is now achieving the full strategic benefits of this important acquisition. The Company's Spicer Clutch unit, which was acquired from Dana Corporation in the third quarter of 1997, also contributed $68 million in sales in 1997. Excluding Spicer Clutch, sales were also at record levels, increasing 15% above one year ago. North American factory sales of Class 8 trucks rose about 13% in 1997 to 216,000 and, based on current backlogs and the pace of orders, 1998 production is expected to rise another 5% to 10%. The European market was also up last year, though a more modest 6%, and the Company expects the pace of improvement to continue in 1998. The effects of the current austerity plan in Brazil make that market more problematic after a 30% market rise in 1997.

Passenger Car and Light Duty Components experienced record sales in 1997, rising 10% over 1996. CAPCO contributed approximately $26 million of the $74 million increase in sales in 1997. The increase in volume was ahead of the increase in automotive production in North America, Europe, and Latin America. This trend can be attributed to continued penetration of selected automotive products, and greater participation in Latin American markets.

Continuing demand from the North American hydraulics market enabled Off-Highway Vehicle Components also to report record sales in 1997, rising 15% over 1996. CAPCO contributed $20 million of the $73 million increase in sales. Higher levels of new product introductions for the Company's worldwide agricultural and construction equipment customers also contributed to the increase in sales. The Company's sales gains in 1997 were double the pace of the hydraulics industry, a result attributable to a faster pace of new product introductions for the Company's worldwide agricultural and construction equipment customers.

OPERATING RESULTS
-----------------
Gross margin increased to 28% of net sales in 1997 from 26% in 1996 as a result of increased sales volumes across most lines of business, acquisitions and divestitures of businesses, and the benefits realized from recent restructurings.

Income from operations, before a one-time charge, increased 33% in 1997 from 1996. The Company took a one-time charge of $85 million against third quarter, 1997 after-tax earnings to write-off the purchased in-process research and development associated with the recent acquisition of Fusion Systems Corporation.

Operating profit for the Electrical and Electronic Controls segment continued to be strong, reaching $339 million before restructuring charges of $18 million and the write-off of purchased in-process research and development of $85 million, 4% ahead of 1996 results on a comparable basis. The Company is now achieving the performance expected from the 1994 acquisition of Westinghouse's Distribution and Control Business Unit.

Operating profit for the Vehicle Components segment reached a record level of $455 million before $6 million of restructuring charges, 42% ahead of 1996 results on a comparable basis. All of the business units included in this segment demonstrated excellent performance throughout 1997. The increase in operating profit was primarily attributable to the exceptional performance by CAPCO where the year-over-year profits improved by more than $39 million. Operating profit as a percentage of sales also increased from 10% in 1996 to 13% in 1997. This was accomplished through higher sales volume, the acquisition of the Spicer
Clutch business in 1997, and benefits realized from restructuring efforts in the Truck Components business unit.

During the fourth quarter of 1997, the Company reported one-time pretax gains of $91 million ($69 million aftertax) related to the December 1, 1997 sale of the Appliance Controls business and the October 1, 1997 sale of AIL Systems Inc. These gains were offset by a $54 million aftertax charge related to the redemption of the 7% debentures due April 1, 2011, and by a $15 million aftertax charge related to restructuring actions recorded in the fourth quarter of 1997. The 1997 restructuring charges principally relate to work force reductions composed of salaries and benefits and realignment among several businesses. These restructuring charges are intended to help the Company to continue the trend of earnings growth in future years.

An analysis of changes in income taxes and the effective income tax rate is presented under 'Income Taxes' in the Financial
Review.

The Company's goal is to build an enterprise capable of higher sustainable earnings growth, emphasizing the development of new products, increased expansion into global markets, and acquisition of businesses and product lines to complement the Company's existing operations. To enhance the existing product portfolio as well as develop the products of tomorrow, the Company spent a record $319 million in 1997 on research and development, 19% above 1996. Over the past five years, the Company has spent approximately $1.2 billion on research and development.

The Company continues to be active in pursuing growth in the world's developing markets. Recent examples of this expansion are the formation of Cutler-Hammer de Argentina, a 75% owned joint venture with Electro Integral de Sudamerica to manufacture and distribute electrical equipment in the Mercosur countries, the formation of a 51% owned joint venture with JC Corporation to manufacture automotive controls in Korea, and the establishment of a wholly-owned enterprise, Eaton Truck and Bus Components (Shanghai) Company, Limited, to manufacture heavy truck transmissions for Chinese and other Asia/Pacific markets. The Company also plans to build a new $70 million plant in Brazil to expand production of light-duty transmissions for a major automotive customer.

CHANGES IN FINANCIAL CONDITION
------------------------------
The Company remains in a strong financial position and has resources available in the form of working capital, lines of credit and funds provided by operations for continued reinvestment in existing operations, strategic acquisitions and managing the capital structure. Net working capital was $698 million at year-end 1997 compared to $787 million at year-end 1996 and the current ratio was 1.5 compared to 1.6 at those dates, respectively.

Accounts receivable days sales outstanding improved by 6 days in December 1997 which was the Company's third best December in the past fifteen years. The inventory turnover rate and days of inventory on-hand in 1997 showed improvement over 1996. The Fusion Systems and Spicer Clutch acquisitions resulted in an increase in excess of cost over net assets of businesses acquired from the prior year. However, this increase was offset by the write-off of the amounts related to the sale of AIL Systems Inc. and the Appliance Controls business.

The Company's total debt increased by 26% to $1.4 billion in 1997. This increase in debt was primarily a result of acquisitions of businesses and the repurchase of Common Shares. As discussed under 'Debt and Other Financial Instruments' in the Financial Review, the Company has a $250 million one-year revolving line of credit and a $500 million long-term revolving credit agreement, which supports the Company's outstanding commercial paper.

Reflecting the Company's ongoing investment program under long-range goals to achieve improvements in product quality, manufacturing productivity and business growth, capital expenditures for 1997 reached a record $438 million, 26% above 1996. Over the past five years, the Company has spent nearly $1.7 billion in capital expenditures intended to increase productivity, reduce costs and, selectively, to add capacity. In order to enhance product quality through technology improvements and to help achieve long-term growth prospects, capital spending in 1998 is anticipated to increase above the 1997 level.

Management believes it is more likely than not that deferred income tax assets of $269 million as of December 31, 1997 will be realized through the reduction of future taxable income. Significant factors considered by management in the determination of the probability of realization of deferred tax assets include historical operating results, expectations of future earnings and the extended period of time over which the postretirement health care liability will be paid.

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

Cash dividends paid in 1997 were a record $133 million and represented 32% of net income. Per share dividends in 1997 rose
8% from the previous year, following a 7% increase from the year before. The Company has paid dividends on Common Shares annually since 1923.

In 1995, to avoid the dilution of earnings per share resulting from the exercise of stock options, the Board of Directors authorized the purchase of up to five million outstanding Common Shares over a five year period with a maximum of 1.5 million shares to be purchased in one year. Additionally, in September 1997, to avoid further dilution resulting from the sales of AIL Systems Inc. and the Appliance Controls and Axle and Brake businesses, the Board of Directors authorized the Company to spend up to an additional $500 million over a period of up to five years to purchase Common Shares. In January 1998, the Company completed the $500 million program by repurchasing 2.8 million shares for $256 million. This reduced the number of shares outstanding to approximately 72 million at the end of January 1998. During 1997, the Company returned $334 million to shareholders through share repurchases as 3.7 million shares were repurchased for an average price of $90 per share. Since the initiation of the programs, 8.4 million shares have been repurchased at an average price of $83 per share.

The Company continues to generate substantial cash from operations which continues to be the primary source of funds to finance operating needs including record investments in research and development. The Company's emphasis on asset management generated record operating cash flow of $763 million in 1997, compared with the previous record in 1996. Cash flow from operations, supplemented by commercial paper borrowings, was used to fund business acquisitions, capital expenditures, repayment of debt, the record level of cash dividends and the repurchases of Common Shares.

MARKET RISK DISCLOSURE
----------------------
The Company is subject to interest rate risk as it relates to long-term debt. The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates of the Company's long term-debt excluding foreign currency principal swaps.

                             Page 52

December 31, 1997
($ in millions)
                                       Expected Maturity Date
                           -----------------------------------------------------------
                           1998  1999  2000  2001  2002  Thereafter  Total  Fair Value
                           ----  ----  ----  ----  ----  ----------  -----  ----------
Long-term debt, including
 current portion
 Fixed rate (US$)          $ 19  $107  $  2  $102  $  2        $587   $819        $899
 Average interest rate     7.9%  6.5%  7.8%  9.1% 12.5%        7.8%

 Fixed rate (Won)          $  2                                          2           2
 Average interest rate    18.2%

 Fixed rate (Zloty)        $  2                                          2           2
 Average interest rate    26.3%

 Commercial Paper (US$)                $500                            500         500
 Average interest rate                 5.8%


See 'Changes in Financial Condition' in the Management's Discussion and Analysis of Financial Condition and Results of Operations for details on the Company's primary market risks, and the objectives and strategies used to manage these risks. Also, see 'Financial Instruments' under Accounting Policies in the notes to the consolidated financial statements for additional information on market risks.

YEAR 2000
---------
Computer software that uses two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar Year 2000, and thus could cause disruption of normal business activities. The Company uses software in various aspects of its business, including manufacturing, product development and many administrative functions, and much of this software will be unable to interpret the calendar Year 2000 appropriately unless it is modified or replaced.

The Company is addressing this Year 2000 issue with a corporate-wide initiative led by the Company's Vice President-Information Technologies and involving coordinators for each Company location. The initiative includes the identification of affected software, the development of a plan for correcting that software in the most effective manner, the implementation of that plan and the monitoring of its implementation. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company's systems are vulnerable to any failures by them to address the Year 2000 issue. In most instances, the Company will replace older software with new programs and systems, which will significantly upgrade the existing software as well as appropriately interpret the calendar Year 2000 and beyond. Although the timing of these replacements is influenced by the Year 2000 issue, in most instances they will involve capital expenditures that would have occurred in the normal course of business in any event. The

Company expects that most of the modifications and replacements will be in place before the end of 1998.

Given the information available at this time, management currently anticipates that the amount that the Company will spend to modify or replace software in order to remediate the Year 2000 issue should not have a material adverse effect on the Company's liquidity or results of operations, and that those costs should not cause reported financial information not to be indicative of future operating results or future financial condition. Specific factors which might cause a material difference include the availability and cost of trained personnel and the ability to locate all computer codes requiring correction.


FORWARD-LOOKING STATEMENTS
--------------------------
The Company has included in this Annual Report expectations for 1998, an outlook concerning the Asian situation, certain anticipated effects of strategic moves, market expectations, and expectations for capital spending. Actual results could differ materially from these forward-looking statements since they inherently are subject to risks and uncertainties. Important factors which could cause such a difference include: continuity of business relationships with and purchases by major customers, product mix, competitive pressure on sales and pricing, increases in material and other production costs which cannot be recouped in product pricing, costs associated with correcting the Year 2000 issue, difficulties in introducing new products as well as global economic and market conditions.

1996 COMPARED TO 1995
---------------------

NET SALES
---------
Worldwide sales in 1996 reached nearly $7 billion for the first time in the Company's history, slightly above 1995. During 1996, the Company benefited from the diversity of its product lines as well as from its global markets as the highest sales growth occurred in international markets.

In 1996, sales for North America, which includes the United States and Canada, and Europe were flat compared to 1995. Despite the continued recession in Japan, sales in the Pacific Region rose 9% in 1996 over 1995, due in part to the acquisition of the Emwest electrical switchgear and controls business in May 1995. In Latin America, sales increased 38% in 1996 over 1995 despite economic weakness in Mexico, Brazil and Argentina. The increase in Latin America was attributable to the acquisition of CAPCO Automotive Products Corporation. On April 16, 1996, the Company purchased CAPCO, a Brazilian manufacturer of transmissions for light- and medium-duty trucks and transaxle components for passenger cars, for $135 million.

Electrical and Electronic Controls, the Company's largest segment, continued to experience growth in sales in 1996 as sales increased 7% in 1996 over 1995, which more than doubled from just three years ago. Activity in the markets served by this segment was more mixed in the second half of 1996 than earlier in the year.

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

Passenger Car and Light Duty Components experienced record sales in 1996, rising 10% over 1995, despite flat passenger car production in North America and Europe. This better-than-market performance was attributed to selected market share penetration and the continued trend towards multivalve engines. Continued demand for hydraulic components from the agricultural, construction and industrial markets enabled Off-Highway Vehicle Components to report record sales in 1996, rising 4% over 1995, despite generally flat market activity.

OPERATING RESULTS
-----------------
Income from operations declined 17% in 1996 from 1995. This reduction was primarily attributable to lower sales of Truck Components, offset by increased sales of Electrical and Electronic Controls, which historically have had a lower gross margin. The decrease also resulted from increased costs associated with various major growth programs designed to accelerate the Company's sustainable growth rate in the years ahead. During 1996, the Company spent $37 million more than in 1995 on these major growth programs.

Income from operations in 1996 was also markedly affected by $50 million of restructuring charges. These restructuring charges principally related to workforce reductions. Several business units took these charges in order to bring the Company's performance back to targeted levels.

Operating profit for the Electrical and Electronic Controls segment continued to be strong and improved 8% in 1996 over 1995. Restructuring charges of $16 million reduced operating profit. The improvement in operating profit was primarily attributable to improved sales volumes and added contributions from acquired businesses.

Operating profit for the Vehicle Components segment decreased 31% in 1996 from 1995. Excluding the effects of the April 1996 acquisition of CAPCO, 1996 operating profit was $302 million, a decrease of 27% from 1995. Operating results in this segment varied sharply by business unit and geographic region. Despite the disappointing results, most of the business units included in the segment demonstrated excellent performance throughout 1996. The reduction in operating profit was primarily attributable to lower sales volumes of Truck Components. The segment's operating results were below the Company's expectations given its earlier projection for a 22% downturn in the North American heavy-duty truck market in 1996 from 1995.

Vehicle Components operating profit for 1996 also was reduced by $34 million of restructuring charges, which included $15 million to continue the restructuring of the North American axle/brake business unit for the purpose of bringing these business units to acceptable levels of profitability. Of these restructuring charges, $19 million was recorded in the fourth quarter of 1996, principally related to the segment's Latin American and European operations.

                             Page 56

Eaton Corporation
Five-Year Consolidated Financial Summary

For the year                                            1997      1996     1995      1994     1993
(Millions except for per share data)                  --------------------------------------------
Net sales                                             $7,563    $6,961   $6,822    $6,052   $4,401
Income before income taxes and extraordinary item        668       485      592       488      262
Income before extraordinary item                      $  464    $  349   $  399    $  333   $  180
Extraordinary item                                       (54)                                   (7)
                                                      --------------------------------------------
Net income                                            $  410    $  349   $  399    $  333   $  173
                                                      ============================================
Per Common Share
  Income before extraordinary item                    $ 6.05    $ 4.50   $ 5.13    $ 4.40   $ 2.57
  Extraordinary item                                    (.71)                                 (.10)
                                                      --------------------------------------------
  Net income                                          $ 5.34    $ 4.50   $ 5.13    $ 4.40   $ 2.47
                                                      ============================================

Per Common Share-assuming dilution
  Income before extraordinary item                    $ 5.93    $ 4.46   $ 5.08    $ 4.35   $ 2.55
  Extraordinary item                                    (.69)                                 (.10)
                                                      --------------------------------------------
  Net income                                          $ 5.24    $ 4.46   $ 5.08    $ 4.35   $ 2.45
                                                      ============================================

Cash dividends paid per Common Share                  $ 1.72    $ 1.60   $ 1.50    $ 1.20   $ 1.15

Capital expenditures                                  $  438    $  347   $  399    $  267   $  227
Research and development expense                         319       267      227       213      154

At the year-end
Total assets                                          $5,465    $5,307   $5,053    $4,682   $3,268
Working capital                                          698       787      822       744      679
Long-term debt                                         1,272     1,062    1,084     1,053      649
Shareholders' equity                                   2,071     2,160    1,975     1,680    1,105
Shareholders' equity per Common Share                 $27.72    $28.00   $25.45    $21.54   $15.50

Income in 1997 was increased by pretax gains of $91 million related to the sales of AIL Systems Inc., and the Appliance
Controls business ($69 million aftertax, or $.90 per Common
Share).

Income in 1997 and 1996 was reduced by pretax restructuring charges of $24 million ($15 million aftertax, or $.19 per Common
Share) and $50 million ($32 million aftertax, or $.41 per Common
Share), respectively.

Net income in 1997 was reduced by an $85 million write-off of purchased in-process research and development, with no income tax benefit, or $1.11 per Common Share.

Net income in 1997 was reduced by a $54 million aftertax extra-ordinary loss for the redemption of debentures, or $.71 per Common Share.

Results reflect the acquisition of Distribution and Control
Business Unit (DCBU) of Westinghouse Electric Corporation on
January 31, 1994.

Income in 1993 was reduced by a $55 million acquisition integration charge related to the purchase of DCBU ($34 million aftertax, or $.49 per Common Share).

Net income in 1993 was reduced by a $7 million aftertax extra-ordinary loss for the redemption of debentures, or $.10 per Common Share.

                        Eaton Corporation
                 1997 Annual Report on Form 10-K
                           Item 14 (c)
                    Listing of Exhibits Filed


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
        Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

4(b)    Eaton Corporation Rights Agreement dated June 28, 1995 -
        Incorporated by reference to the Form 8-K Report dated
        June 28, 1995

10      Material contracts

        The following are either a management contract or a compensatory plan or arrangement:

        (a) Deferred Incentive Compensation Plan (amended and restated as of September 24, 1996) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

        (b) Executive Strategic Incentive Plan (amended and restated as of June 21, 1994 and July 25, 1995) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

        (c) Group Replacement Insurance Plan (GRIP), effective as of June 1, 1992 - Incorporated by reference to the Annual Report on Form 10-K for the year ended
             December 31, 1992

        (d)  1991 Stock Option Plan - Incorporated by reference
             to the definitive Proxy Statement dated March 18,
             1991

        (e)  1995 Stock Option Plan - Incorporated by reference
             to the definitive Proxy Statement dated March 17,
             1995

        (f) Incentive Compensation Deferral Plan (amended and restated as of September 24, 1996) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

        (g) Strategic Incentive and Option Plan (amended and restated as of September 24, 1996) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

        (h) Form of "Change in Control" Agreement entered into with officers of Eaton Corporation as of November 1, 1996 - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

        (i) The following are incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1990:

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

        (j)  Executive Incentive Compensation Plan, effective
             January 1, 1995 - Incorporated by reference to the
             Annual Report on Form 10-K for the year ended
             December 31, 1996

        (k)  Plan for the Deferred Payment of Directors' Fees
             (filed as a separate section of this report)

        (l) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1980 and amended effective February 25, 1997) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

        (m)  1996 Non-Employee Director Fee Deferral Plan
             (filed as a separate section of this report)

        (n)  Eaton Corporation Trust Agreement - Outside
             Directors (dated December 6, 1996) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

        (o)  Eaton Corporation Trust Agreement - Officers and
             Employees (dated December 6, 1996) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

        (p)  Eaton Corporation Retirement Plan for Non-Employee
             Directors (filed as a separate section of this report)

21 Subsidiaries of Eaton Corporation (filed as a separate section of this report)

23 Consent of Independent Auditors (filed as a separate section of this report)

24 Power of Attorney (filed as a separate section of this report)

27 Financial Data Schedule (filed as a separate section of this report)

                             Page 1
                       Eaton Corporation
               1997 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (k)
         Plan for Deferred Payment of Directors' Fees
  (amended and restated as of September 24, 1996 and amended effective as of January 1, 1997


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

2.06	"Deferral Plans": The Company's plan of the same name
as this Plan and this Plan.

2.07	"Deferred Account Balance":  At any particular date,
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

2.19	"Trustee":   Shall mean the trustee of any trust which
holds assets for the payment of the benefits provided by the Plan

ARTICLE III

ELIGIBILITY AND PARTICIPATION


3.01	"Eligibility":  Any Director of the Company who is
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
Payments to the Participant":   In the event a
Participant who has begun to receive benefit installment payments under the Plan dies prior to full payment of his Normal Retirement Benefit or Early
Termination Benefit, all remaining payments due hereunder shall be made to such Participant's
Designated Beneficiary, either in a lump sum or in installments, in such amounts and over such periods, not exceeding the remaining period from the date of the Participant's death, as the Committee may direct in its sole discretion.

ARTICLE VI

CERTAIN PAYMENTS TO PARTICIPANTS

6.01	"Termination and Change in Control":  Notwithstanding
anything herein to the contrary, upon the occurrence of a Termination and Change in Control, the Participants shall be entitled to receive from the Company the payments as provided in Section 6.03 .

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

5.  Deferrals.  Pursuant to ARTICLE III of the Plan,
the Participant hereby elects to defer the receipt of,
and the Company hereby elects to defer the payment of,
future Compensation in the amount of_________________
Dollars ($_______________________ ) for each calendar
year during the period of________________________ to
____________________.

6.  Normal Retirement Benefit Interest Rate.  The
Participant's Normal Retirement Benefit shall be determined by crediting interest to the Participant's total Compensation deferred under the Plan (including amounts transferred from the Company's Plan for the Deferred Payment of Directors' Fees established as of June 1, 1980) at the rate of ____ % compounded annually from the date of deferral until paid by the Company.

7. Early Termination Benefit Interest Rate. In accordance with ARTICLE IV of the Plan, interest shall be credited to the Early Termination Benefit at a rate equal to ____%, compounded annually.

8. Disposition In the Event of Plan Termination. In the event the Company determines to terminate the Plan, the Participant hereby elects to have his Plan
Termination Benefit (other than amounts transferred from the 1980 Plan) distributed as indicated by the Participant below: (The Participant should check only one of the boxes below and sign his initials in the opposite blank).

_________________________ I hereby elect to have payment of the Plan Termination initials________________ Benefit commence within a reasonable period of time after the Plan termination date; or

_________________________ I hereby elect to have the Plan
Termination Benefit be
initials ________________ retained by the Company, credited with interest during the Deferral Period, compounded annually, at the Prime Rate and paid commencing upon the earlier to occur of my Normal Retirement or my resignation from the Board of
Directors of the Company.

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

                             Page 1
                      Eaton Corporation
                1997 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (m)
        1996 Non-Employee Director Fee Deferral Plan
(amended effective as of January 1, 1997 and February 25, 1997)


	I.  Purpose

The 1996 Non-Employee Director Fee Deferral Plan (the
"Plan") enables each Director of Eaton Corporation ("Eaton" or the "Company") who is not employed by the Company to defer receipt of fees that may be payable to him or her for future services as a member of the Board of Directors of the Company (the "Board") or as chairman or as a member of any committee of the Board. The purpose of the Plan is to help attract and retain highly qualified individuals to serve as members of the Company's Board of Directors and as members of committees thereof.

	II.  Eligibility

All members of the Board who are not employed by the Company are eligible to participate in the Plan with respect to amounts earned as fees for services as a member of the Board or as chairman or a member of any committee of the Board.

	III.  Definitions

The terms used herein shall have the following meanings:

Account - A bookkeeping account established by Eaton for a Participant to which may be credited Deferred Fees and earnings or losses thereon.

Agreement - A written agreement between Eaton and a Participant deferring the receipt of Fees and indicating the term of the deferral.

Beneficiary - The person or entity designated in writing executed and delivered by the Participant to the Committee. If that person or entity is not living or in existence at the time any unpaid balance of Deferred Fees becomes due after the death of a Participant, the term "Beneficiary" shall mean the Participant's estate or legal representative or any person, trust or organization designated in such Participant's will.

Board - The Board of Directors of Eaton Corporation.


Change in Control of Eaton - Shall be deemed to occur if

(i) a tender offer shall be consummated for 25% or more of the combined voting power of Eaton's then outstanding voting securities, (ii) Eaton shall be merged or consolidated with another corporation and as a result less than 75% of the outstanding voting securities of the resulting corporation shall be owned by the former shareholders of Eaton, other than affiliates (within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act")) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger or consolidation, (iii) Eaton shall sell substantially all of its assets to another corporation that is not a wholly owned subsidiary of Eaton, (iv) any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of 25% or more of the combined voting power of Eaton's then outstanding securities; or (v) during any period of two consecutive years, individuals who at the beginning of that period constitute the Board cease to constitute at least a majority thereof unless the election, or the nomination for election by Eaton's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period. For purposes of this Plan, ownership of voting securities shall take into account and include ownership as determined by applying the provisions of Rule 13d-3(d)(l)(i) of the Exchange Act (as then in effect).

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

Eaton Common Shares - The common shares of Eaton
Corporation with a par value of 504 each.

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

Interest Rate Retirement Deferred Fees - Retirement
Deferred Fees that are credited with Treasury Note Based Interest in accordance with Article VII.

Participant - A member of the Board who is not an employee of Eaton and who elects to defer receipt of Fees.


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

Plan - This 1996 Non-Employee Director Fee Deferral Plan pursuant to which Fees may be deferred for later payment.

Retirement - The Termination of Service as a Director of a
Participant who is age 55 or older and who has at least ten years of service as a member of the Board, who is age 68 or older, or who is approved by the Committee to qualify as a retirement.

Retirement Deferred Fees - That portion of Fees deferred for payment at Retirement, at one year following Retirement, or in Periodic Installments commencing after Retirement.

Short-Term Deferred Fees - That portion of Fees deferred for payment as determined by the Committee in accordance with
Article V.

Termination and Change in Control - The Termination of
Service as a Director of a Participant for any reason whatsoever prior to a Change in Control if there is a subsequent Change in Control or the Termination of Service as a Director of a Participant for any reason whatsoever during the three-year period immediately following a Change in Control.

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

	IV.  Election to Defer

Section 4.01 Deferral Options. For each calendar year commencing with 1997, a Participant may elect to defer the receipt of all or part of his or her Fees as Short-Term Deferred Fees or Retirement Deferred Fees. Once a Participant has made an effective election, he or she may not thereafter change that election or change any allocation between Short-Term Deferred Fees or Retirement Deferred Fees.

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

Section 4.04 Transfers. Notwithstanding anything herein to the contrary, a Participant may elect to have held and distributed in accordance with the terms and conditions of the Plan all or part of his or her compensation which was deferred under the 1980 Plan for Deferred Payment of Directors? Fees, and any such election with respect to amounts to be held and distributed as Retirement Deferred Fees for any Participant in payment status upon the effective date of such election may be held only as Interest Rate Deferred Fees if to do otherwise would be administratively impractical.

	V.  Short-Term Deferred Fees

If elected by a Participant, payment of the amount of Fees allocated to Short-Term Deferred Fees will be deferred. Short-Term Deferred Fees shall be credited to the Participant on the date such amount would have been distributed to him or her if there had been no valid deferral election by establishing an Account in the Participant?s name. Treasury Bill Interest Equivalents shall be credited quarterly to the Participant's Short-Term Deferred Fees Account until such compensation is paid to the Participant. Short-Term Deferred Fees, together with credited Treasury Bill Interest Equivalents, shall be paid to the Participant in a lump sum or in not more than five annual installments as determined by the Committee.

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

Section 6.02  Common Share Retirement Deferred Fees.
Between 50% and 100%, as elected by the Participant, of the amount allocated to Retirement Deferred Fees shall be credited to Common Share Retirement Deferred Fees, and the balance shall be credited to Interest Rate Retirement Deferred Fees.

Common Share Retirement Deferred Fees shall be converted into a number of share units based upon the average of the mean prices for Eaton Common Shares for the twenty trading days of the New York Stock Exchange during which Eaton Common Shares were traded immediately preceding the end of the calendar quarter in which the Fees to be deferred were earned. For purposes of the Plan, "mean price" shall be the mean of the highest and lowest selling prices for Eaton Common Shares quoted on the New York Stock Exchange List of Composite Transactions on the relevant trading day. On each Eaton Common Share dividend payment date, dividend equivalents equal to the actual Eaton Common Share dividends paid shall be credited to the share units in the Participant's Account, and shall in turn be converted into share units utilizing the mean price for Eaton Common Shares on the dividend payment date.

Upon payment of Common Share Retirement Deferred Fees in
Eaton Common Shares, the share units standing to the Participant's credit shall be converted to the same number of Eaton Common Shares for distribution to the Participant.

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

Section 6.04 Periodic Installments. Upon the death of a Participant who has commenced receiving Periodic Installments, the entire remaining amount of his or her Retirement Deferred Fees shall be distributed to the Participant's Beneficiary. Such distributions may be made either in a lump sum or in installments in such amounts and over such periods, not exceeding the remaining number of annual installments from the date of death of the Participant, as the Committee may direct in its sole discretion.

Section 6.05 Termination of Service as a Director. The Retirement Deferred Fees Account of a Participant whose Termination of Service as a Director occurs for reasons other than Retirement shall be distributed in a lump sum or in Periodic Installments, as the Committee may determine in its sole discretion. The lump sum payment shall be made, or the Periodic Installments shall commence, when the Committee may determine in its sole discretion, no later than February 1 of the calendar year immediately after the calendar year that includes the earliest of: (i) the Participant's death, (ii) the Participant's attainment of age 55 if he or she was credited with at least 10 years of service for Eaton (or an affiliate of Eaton), (iii) the Participant's attainment of age 68, or (iv) the fifth anniversary of the Participant's Termination of Service as a Director.

Earnings shall be credited on undistributed Retirement
Deferred Fees Accounts, and annual installment payments shall be adjusted to reflect such additional earnings, based on the remaining number of installment payments to be distributed and based on Treasury Note Based Interest, computed quarterly.

	VII.  Amendment and Termination

Eaton fully expects to continue the Plan but it reserves the right, except as otherwise provided herein, at any time by action of the Board, to modify, amend or terminate the Plan for any reason, including adverse changes in the federal tax laws. Notwithstanding the foregoing, upon the occurrence of a Change in Control of Eaton, no amendment, modification or termination of the Plan shall, without the consent of any particular Participant, alter or impair any rights or obligations under the Plan with respect to that Participant.

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

Each Participant or Beneficiary must claim any benefit to which such Beneficiary may be entitled under the Plan by a written notification to the Committee. If a claim is denied, it must be denied within a reasonable period of time in a written notice stating the specific reasons for the denial. The claimant may have a review of the denial by the Committee by filing a written notice with the Committee within sixty days after the notice of the denial of his or her claim. The written decision by the Committee with respect to the review must be given within 120 days after receipt of the written request.

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

	X.  Miscellaneous

Section 10.01  Adjustments.  In the event of a
reorganization, merger, consolidation, reclassification, recapitalization, combination or exchange of shares, stock split, stock dividend, rights offering or similar event affecting shares of the Company, the Committee shall equitably adjust the number of share units previously allocated to the Accounts of Participants as Common Share Retirement Deferred Fees.

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

Section 10.05  No Funding Required.  The obligations of
Eaton to make payments shall be a liability of Eaton to the Participant. Eaton shall not be required to maintain any separate fund or reserve, or purchase or acquire life insurance on a Participant's life, or otherwise segregate assets to assure that any particular asset of Eaton is available to make such payments by reason of Eaton's obligations hereunder. Nothing contained in the Plan shall be construed as creating a trust or other fiduciary relationship between Eaton and a Participant or any other person.

Section 10.06 No Contract for Services. The Plan shall not be deemed to constitute a contract for services between Eaton and a Participant. Neither the execution of the Plan nor any action taken by Eaton or the Committee pursuant to the Plan shall confer on a Participant any legal right to be continued as a member of the Board or in any other capacity with Eaton whatsoever.

Section 10.07 Governing Law. The Plan shall be construed and governed in accordance with the law of the State of Ohio to the extent not covered by Federal law.

                             Page 1
                       Eaton Corporation
               1997 Annual Report on Form 10-K
                          Item 14 (c)
                        Exhibit 10 (p)
  Eaton Corporation Retirement Plan for Non-Employee Directors
         (amended and restated as of January 1, 1996)


Eaton Corporation (the "Company") hereby amends and restates, effective as of January 1, 1996, the Eaton Corporation
Retirement Plan for Non-Employee Directors ("the Plan"), which was originally adopted May 1, 1984.

SECTION 1.

Purpose of the Plan. The purpose of the Plan is to provide a retirement benefit to eligible non-employee Directors of the Company.

SECTION 2.

Effective Dates.  The original effective date of the Plan was May
1, 1984. The effective date ("Effective Date") of this amendment and restatement of the Plan is January 1, 1996.

SECTION 3.

Eligibility. Any non-employee Director of the Company first elected to the Board of Directors of the Company ("the Board") prior to the Effective Date shall be eligible to receive a retirement benefit under the Plan if he or she ceases to be a Director for any reason after serving a minimum of one (1) year as a Director (a "Participant"). Any non-employee Director of the Company first elected to the Board on or after the Effective Date shall not be eligible to receive any benefit under the Plan.

SECTION 4.

(a)	Amount of Retirement Income.  The amount of annual
retirement income payable pursuant to the Plan ("retirement income") to a Participant shall be equal to (i) the annual retainer payable to non-employee Directors for membership on the full Board in effect at the time a Participant ceases to be a Director multiplied by (ii) a fraction the numerator of which is the number of full years (which need not be consecutive) during which a Participant served as a Director up to five (5) and the denominator of which is the number five (5).

(b)	Payment Dates.  The retirement income provided under this
Section 4 shall commence on the first day of the month following the date a Participant ceases to be a Director and shall be payable annually on each anniversary of such date for the lesser of ten (10) years or the life of a Participant. Upon the death of a Participant, all rights to receive any future payments of retirement income which would have been due under the Plan after the date of death shall immediately terminate and no amounts shall be due or payable to the deceased Participant, his or her estate, legal representatives, heirs or beneficiaries after the date of death.


SECTION 5.

Amendment to the Plan. Except as provided in Section 6 hereof, the Board reserves the right to interpret the terms and conditions of the Plan, to amend or modify the Plan, in whole or in part, or to terminate the Plan at any time.

SECTION 6.

Change in Control of the Company. No amendment to the Plan made after a Change in Control of the Company (as hereinafter defined) shall change this Section 6 or adversely affect the right of a Participant to receive the retirement income provided under
Section 4 hereof in accordance with the terms and conditions of the Plan as then in effect.

For purposes of the Plan, a "Change in Control of the Company" shall be deemed to have occurred if (i) a tender offer shall be made and consummated for the ownership of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding voting securities, (ii) the Company shall be merged or consolidated with another corporation and as a result of such merger or consolidation less than 75% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the former shareholders of the Company, other than affiliates (within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act")) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger or consolidation, (iii) the Company shall sell substantially all of its assets to another corporation which is not a wholly-owned subsidiary of the Company, (iv) any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) is or becomes the beneficial owner, directly of indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, or (v) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new Director was approved by a vote of at least two-thirds of the Directors then still in office who were Directors at the beginning of the period. For purposes of the Plan, ownership of voting securities shall take into account and include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(i) of the Exchange Act (as then in effect).

SECTION 7.

Assignment. Subject to any federal statute to the contrary, no right or benefit under the Plan shall be subject to anticipation, alienation, sale, assignment, pledge, encumbrance or charge, and any attempt to anticipate, alienate, sell, assign, pledge, encumber or charge any right or benefit under the Plan shall be void. No right or benefit hereunder shall in any manner be subject to the debts, contracts, liabilities or torts of the person entitled to such right or benefit.


SECTION 8.

General Creditor. A Participant has only the unsecured promise of the Company to pay the annual retirement income provided under the Plan. The right of a Participant to the assets of the Company are no greater than the rights of any other unsecured creditor of the Company.

SECTION 9.

No Employment Rights. Nothing contained in the Plan shall be construed as a right of a Participant to be continued as a Director, or as a contract of employment between the Company and a Participant.

SECTION 10.

Governing Law. The validity, interpretation and enforcement of the Plan shall be governed by the laws of the State of Ohio.

                             Page 1
                       Eaton Corporation
                1997 Annual Report on Form 10-K
                           Item 14(c)
                           Exhibit 21
               Subsidiaries of Eaton Corporation

Eaton is publicly held and has no parent corporation. Eaton's subsidiaries, the state or country in which each was organized, and the percentage of voting securities owned by Eaton or another
Eaton subsidiary as of December 31, 1997 are as follows:

                                                 Percentage of voting
                                                 securities owned (by
                                     Where       Eaton unless otherwise
 Consolidated subsidiaries (A)     organized          indicated)
------------------------------    ------------   ----------------------
Vorad Safety Systems, Inc.	     California	     100%	   IVHS
                                                        Technologies,
                                                        Inc.
CEEC Holdings Incorporated      Delaware        100%    CEEC
                                                        Investments
                                                        Incorporated
CEEC Incorporated               Delaware        100%    Cutler-Hammer
                                                        Inc.
CEEC Investments Incorporated   Delaware        100%    CEEC
                                                        Incorporated
Challenger Electrical Equipment
  Corporation                   Delaware        100%    CEEC Holdings
                                                        Incorporated
Challenger Pageland Inc.        Delaware        100%    Challenger
                                                        Electrical
                                                        Equipment
                                                        Corporation
Cutler-Hammer de Puerto
  Rico Inc.                     Delaware        100%    Cutler-Hammer
                                                        Inc.
Cutler-Hammer Inc.              Delaware        100%
Eaton Administration
  Corporation                   Delaware        100%
Eaton ESC Holding Company       Delaware        100%
Eaton International Corporation	Delaware	100%
Eaton Semiconductor Equipment
  Inc.                          Delaware        100%
Eaton Truck Systems, Inc.       Delaware        100%
Eaton USEV Holding Company      Delaware        100%
Eaton VORAD Technologies,
  L.L.C. (Partnership)          Delaware         50%    Eaton Truck
                                                        Systems, Inc.
                                                 50%    Vorad Safety
                                                        Systems, Inc.
ERC Corporation                 Delaware        100%    Eaton Leasing
                                                        Corporation
ERC II Corporation              Delaware        100%    Eaton Leasing
                                                        Corporation
Fusion Systems Corporation      Delaware        100%

                             Page 2
High Temperature Engineering
  Corporation                   Delaware        100%
IVHS Technologies, Inc.         Delaware         70%
Eaton Asia Investments
  Corporation                   Maryland        100%
CAPCO Automotive Products
  Corporation                   Michigan        100%
AIL Systems Holding Company     Nevada          100%
Cutler-Hammer de Puerto Rico
  Company (Partnership)         Ohio             99%    Cutler-Hammer
                                                        de Puerto
                                                        Rico Inc.
                                                  1%    Cutler-Hammer
                                                        Inc.
Cutler-Hammer IDT, Inc.         Ohio            100%
Eaton Consulting Services
  Corporation                   Ohio            100%
Eaton Leasing Corporation       Ohio            100%
Eaton Properties Corporation    Ohio            100%    Eaton Leasing
                                                        Corporation
Eaton Utah Corporation          Ohio            100%    Eaton Leasing
                                                        Corporation
Eaton Westlake Corporation      Ohio            100%    Eaton Leasing
                                                        Corporation
U.S. Engine Valve (Partnership) Ohio              5.607%
                                                 70%     Eaton USEV
                                                         Holding
                                                         Company
Cutler-Hammer de Argentina S.A. Argentina        75%     Eaton Holding
                                                         S.A.
Eaton Holding S.A.              Argentina       100%
Eaton Controls Pty. Ltd.        Australia        99.99996% Eaton
                                                         International
                                                         Corporation
                                                   .00004% Eaton Pty.
                                                          Ltd.
Eaton Pty. Ltd.                 Australia      100%
Eaton Foreign Sales Corporation Barbados       100%

                             Page 3
Eaton Holding Limited           Barbados        100%    Eaton Yale
                                                        Ltd.
Eaton Services Limited          Barbados        100%    Eaton Holding
                                                        Limited
Saturn Insurance Company Ltd.   Bermuda
                                  Islands       100%
Eaton Ltda.                     Brazil           65.12% Eaton
                                                        Services
                                                        Limited
                                                 34.88% Eaton
                                                        International
                                                        Corporation
Eaton Truck Components Ltda.    Brazil           21.135%
                                                 78.865%CAPCO
                                                        Automotive
                                                        Products
                                                        Corporation
Eaton Valvetrain Systems Ltda.  Brazil           80%
Eaton ETN Offshore Ltd.         Canada          100%    Common Shares
                                                        - Eaton
                                                        Corporation
                                                100%    Preferred
                                                        Shares -
                                                        Eaton
                                                        International
                                                        Corporation
Eaton Yale Ltd.                 Canada          100%    Eaton ETN
                                                        Offshore Ltd.
Tycor International Corporation Canada          100%    Eaton
                                                        Yale Ltd.
Eaton Truck and Bus Components
  Company (Shanghai) Ltd.       China           100%
Eaton (China) Investments Co.,
  Ltd.                          China           100%    Eaton Asia
                                                        Investments
                                                        Corporation
Jining Eaton Hydraulics
  Company Ltd.                  China            60%
Suzhou Cutler-Hammer Electric
  Co., Ltd.                     China            75%
Eaton Controles Industriales
  S.A.                          Costa Rica       97.53% Eaton
                                                        International
                                                        Corporation
Eaton Controls d.o.o.           Croatia         100%    Eaton
                                                        Technologies
                                                        S.A.
Cutler-Hammer, S.A.             Dominican
                                  Republic      100%    Cutler-Hammer
                                                        Inc.

                             Page 4
Coupatan Immobiliere S.A.       France          100%    Eaton
                                                        Technologies
                                                        S.A.
Eaton Automotive Controls Srl   France          100%    Eaton
                                                        Technologies
                                                        S.A.
Eaton S.A.                      France          100%
Eaton Technologies S.A.         France           55%
                                                 45%    Eaton
                                                        International
                                                        Corporation
Eaton Automotive G.m.b.H.       Germany         100%    Eaton
                                                        G.m.b.H.
Eaton Controls G.m.b.H. & Co.
  K.G. (Partnership)            Germany          99.5%  Eaton Yale
                                                        Ltd.
                                                   .5%  Eaton
                                                        G.m.b.H.
Eaton G.m.b.H.                  Germany         100%
Eaton Technologies Limited      Hong Kong       100%    Eaton
                                                        International
                                                        Corporation
Eaton Automotive Srl            Italy            33%
                                                 67%    Eaton Srl
Eaton Engine Lifters            Italy           100%    Eaton Holding
                                                        Limited
Eaton Srl                       Italy           100%    Eaton Holding
                                                        International
                                                        II B.V.
Fusion Italia Srl               Italy           100%    Fusion Europe
                                                        Ltd.
Eaton Japan Co., Ltd.           Japan           100%
Fusion Semiconductor Japan KK   Japan           100%    Fusion
                                                        Technology
                                                        International
                                                        Inc.
Japan Fawick Company Limited    Japan            50%
Sumitomo Eaton Hydraulics Co.,
  Ltd.                          Japan            50%
Sumitomo Eaton Nova Corporation Japan            50%
Cutler-Hammer Controls Sdn. Bhd.Malaysia        100%    Eaton
                                                        International
                                                        Corporation
Condura S. de R.L. de C.V.      Mexico           99.999556%
                                                   .000444% Eaton Holding
                                                        International
                                                        I B.V.
Cutler-Hammer Mexicana, S.A.    Mexico          100%    Eaton
                                                        International
                                                        Corporation
Eaton Controls, S. de R.L.
  de C.V.                       Mexico           99%
                                                  1%    Eaton Holding
                                                        International
                                                        I B.V.
Eaton Manufacturera S.A.
  de C.V.                       Mexico           90.603%

                             Page 5
Eaton Molded Products S.
  de R.L. de C.V.               Mexico           99.9999985%
                                                   .0000015% Eaton Holding
                                                        International
                                                        I B.V.
Eaton Truck Components,
  S.A. de C.V.                  Mexico           99.995%
                                                   .005%Eaton Holding
                                                        International
                                                        I B.V.
Operaciones de Maquila de
  Juarez S de R.L. de C.V.      Mexico           99.956%Cutler-Hammer
                                                        Inc.
                                                   .044%Eaton                                                   Holding
                                                        International
                                                        I B.V.
Eaton s.a.m.                    Monaco          100%
Eaton Automotive B.V.           Netherlands     100%    IKU Holding
                                                        Montfoort
                                                        B.V.
Eaton B.V.                      Netherlands     100%
Eaton C.V. (Partnership)        Netherlands      99.9%  Eaton Holding
                                                        III Limited
                                                   .1%  Eaton
                                                        International
                                                        Corporation
Eaton Holding International I
  B.V.                          Netherlands     100%
Eaton Holding International II
  B.V.                          Netherlands     100%    Eaton Holding
                                                        International
                                                        I B.V.
IKU Holding Montfoort B.V.      Netherlands     100%    Eaton Holding
                                                        B.V.
Technisch Bureau Hoevelaken B.V.Netherlands     100%    Eaton Holding
                                                        B.V.
Cutler-Hammer Asia Corporation  Philippines     100%    Eaton
                                                        International
                                                        Corporation
Eaton Controls Spolka z o.o.    Poland          100%    Eaton Holding
                                                        B.V.
Eaton Automotive Spolka z o.o.  Poland          100%    Eaton
                                                        Automotive
                                                        Srl
Cutler-Hammer Pte. Ltd.         Singapore       100%    Eaton
                                                        International
                                                        Corporation
Eaton Services Pte. Ltd.        Singapore       100%    Eaton
                                                        Semiconductor
                                                        Equipment
                                                        Inc.

                             Page 6
Eaton Truck Components (Pty)
  Limited                       South Africa    100%    Eaton Limited
                                                        (U.K.)
Eaton J.C. Controls             South Korea      51%    Eaton
                                                        International
                                                        Corporation
Eaton Limited                   South Korea     100%
Eaton Semiconductor Limited     South Korea     100%    Eaton
                                                        Semiconductor
                                                        Equipment
                                                        Inc.
Fusion Pacific, Ltd.            South Korea     100%    Fusion
                                                        Technology
                                                        International
                                                        Inc.
Eaton Ros S.A.                  Spain           100%    Eaton S.A.
Eaton S.A.                      Spain            49.86%
                                                 50.14% Eaton B.V.
Productos Eaton Livia S.A.      Spain           100%    Eaton S.A.
Rheodata S.A.                   Switzerland     100%
Rheodata Technologies S.A.	     Switzerland	    100%	   Rheodata S.A.
Eaton Limited                   Taiwan           19.42%
                                                 80.58% Eaton
                                                        International
                                                        Corporation
Fusion Taiwan Inc.              Taiwan          100%    Fusion
                                                        Technology
                                                        International
                                                        Inc.
Modern Molded Products Limited  Taiwan           50%    Eaton
                                                        International
                                                        Corporation
Eaton Technologies Limited      Thailand        100%
Rubberon Technology Corporation
  Limited                       Thailand        100%
Eaton Financial Services
  Limited                       United
                                  Kingdom       100%    Eaton Limited
                                                        (U.K.)
Eaton Holding Limited           United
                                  Kingdom       100%
Eaton Limited                   United
                                  Kingdom       100%    Eaton Holding
                                                        Limited
Eaton Shared Services Limited	United
                                  Kingdom       100%    Eaton Holding
                                                        Limited
Fusion Europe Ltd.              United
                                  Kingdom       100%    Fusion
                                                        Technology
                                                        International
                                                        Inc.

                             Page 7
Cutler-Hammer de Venezuela S.A. Venezuela       100%    Eaton
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

                       Eaton Corporation
                1997 Annual Report on Form 10-K
                           Item 14(c)
                           Exhibit 23
                Consent of Independent Auditors

We consent to the incorporation by reference in the following
Registration Statements and related Prospectuses of our report dated January 19, 1998, with respect to the consolidated financial statements of Eaton Corporation included in this Form 10-K for the year ended December 31, 1997:
Registration
  number                    Description                  Filing Date
------------  ------------------------------------------ -----------------
333-46861     Eaton Limited U.K. Savings-Related
              Share Option Scheme [1991] - Form S-8
              Registration Statement                     February 25, 1998

333-40243     Eaton Corporation 172,489 Common
              Shares - Form S-3 Registration
              Statement                                  February 20, 1998

333-45575     Eaton Limited U.K. Savings-Related Share
              Option Scheme [1991] - Form S-8
              Registration Statement                     February 4, 1998

333-35697     Cutler-Hammer de Puerto Rico Company
              Retirement Savings Plan - Form S-8
              Registration Statement                     September 16, 1997

333-35699     Eaton Savings Plan for Certain Cutler-
              Hammer Represented Employees - Form S-8
              Registration Statement                     September 16, 1997

333-28869     Eaton 401(K) Savings Plan and Trust -
              Form S-8 Registration Statement            June 10, 1997

333-28867     AIL Systems Inc. Employee Investment
              Plan - Form S-8 Registration Statement     June 10, 1997

333-25693     Eaton Corporation Shareholder Dividend
              Reinvestment Plan - Form S-3
              Registration Statement                     April 23, 1997

333-23539     Eaton Non-Employee Director Fee Deferral
              Plan - Form S-8 Registration Statement     March 18, 1997

333-22597     Eaton Incentive Compensation Deferral
              Plan - Form S-8 Registration Statement     March 13, 1997

333-13873     Eaton Corporation Investment Plan for
              Hourly Employees of the Hydraulics
              Division - Hutchinson Plant - Form S-8
              Registration Statement                     October 10, 1996

                             Page 2
333-13869     Lincoln Plant Share Purchase and
              Investment Plan and Trust - Form S-8
              Registration Statement                     October 10, 1996

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

333-01365     Eaton Corporation Incentive Compensation
              Deferral Plan - Form S-3 Registration
              Statement                                  March 1, 1996

33-64201      Eaton Corporation $120,837,500 of Debt
              Securities and Debt Warrants - Form S-3
              Registration Statement                     November 14, 1995

33-63357      Lectron Products, Inc. Retirement Savings
              Plan - Form S-8 Registration Statement     October 12, 1995

33-60907      Eaton 1995 Stock Plan - Form S-8
              Registration Statement                     July 7, 1995

33-59459      Eaton Corporation 2,072,400 Common
              Shares - Form S-3 Registration Statement   May 19, 1995

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

33-49779      Eaton Limited U.K. Savings-Related Share
              Option Scheme [1991] - Form S-8
              Registation Statement                      July 16, 1993

33-49777      Eaton Corporation Share Purchase and
              Investment Plan - Form S-8
              Registration Statement                     July 15, 1993

33-49393,     Eaton Corporation Stock Option Plans -
33-12842,     Form S-8 Registration Statement            March 9, 1993
2-76349 &
2-58718

                             Page 3
33-15582      Eaton Limited U.K. Savings-Related Share
              Option Scheme - Form S-8 Registration
              Statement                                  July 7, 1987

33-2688       Eaton Corporation Shareholder Dividend
              Reinvestment Plan (Including Post
              Effective Amendment No. 1 filed
              February 19, 1986)                         January 15, 1986

2-77090       Eaton Corporation Strategic Incentive and
              Option Plan - Form S-8 Registration
              Statement                                  May 10, 1982

                                            /s/ Ernst & Young LLP


Cleveland, Ohio
March 20, 1998

                      Eaton Corporation
               1997 Annual Report on Form 10-K
                         Item 14(c)
                         Exhibit 24
                     Power of Attorney

KNOW ALL MEN BY THESE PRESENTS: That each person whose name is signed below has made, constituted and appointed, and by this instrument does make, constitute and appoint, Adrian T. Dillon, Billie K. Rawot or William J. Nowak his or her true and lawful attorney, for him or her and in his or her name, place and stead to subscribe, as attorney-in-fact, his or her signature as Director or Officer or both, as the case may be, of Eaton Corporation, an Ohio corporation, to the Annual Report on Form 10-K for the year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, and to any and all amendments to that Annual Report on Form 10-K, giving and granting unto each such attorney-in-fact full power and authority to do and perform every act and thing whatsoever necessary to be done in the premises, as fully as he or she might or could do if personally present, hereby ratifying and confirming all that each such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.

This Power of Attorney shall not apply to any Annual Report on Form 10-K or amendment thereto filed after December 31, 1998.

IN WITNESS WHEREOF, this Power of Attorney has been signed this 25th day of February, 1998.

/s/ Stephen R. Hardis       	   /s/ Ned C. Lautenbach
------------------------------  ---------------------------
Stephen R. Hardis		             Ned C. Lautenbach
Chairman and Chief Executive	   Director
Officer; Principal
Executive Officer; Director

/s/ Alexander M. Cutler     	   /s/ John R. Miller
------------------------------  ---------------------------
Alexander M. Cutler             John R. Miller
President and Chief Operating   Director
Officer; Director

/s/ Adrian T. Dillon            /s/ Furman C. Moseley
------------------------------  ---------------------------
Adrian T. Dillon                Furman C. Moseley
Executive Vice President;       Director
Chief Financial and Planning
Officer; Principal Financial
Officer

/s/ Billie K. Rawot             /s/ Victor A. Pelson
------------------------------  ---------------------------
Billie K. Rawot                 Victor A. Pelson
Vice President and Controller;  Director
Principal Accounting Officer

/s/ Neil A. Armstrong           /s/ A. William Reynolds
------------------------------  ---------------------------
Neil A. Armstrong               A. William Reynolds
Director                        Director


/s/ Phyllis B. Davis            /s/ Gary L. Tooker
------------------------------  ---------------------------
Phyllis B. Davis                Gary L. Tooker
Director                        Director


/s/ Ernie Green
-----------------------------
Ernie Green
Director