Form 10-Q
period 1998-03-31
EATON CORP
filed 1998-05-14
CIK 31277

                         United States
               Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended March 31, 1998
                     --------------


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

There were 71.4 million Common Shares outstanding as of March 31, 1998.

                  Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                                December 31,
(Millions)                                     1998     1997
                                               ----     ----
ASSETS
Current assets
  Cash                                       $   46   $   53
  Short-term investments                         29       37
  Accounts receivable                           991      958
  Inventories                                   693      734
  Deferred income taxes and other
    current assets                              275      273
                                             ------   ------
                                              2,034    2,055
Property, plant and equipment                 1,612    1,759
Excess of cost over net assets of
  businesses acquired                         1,030      966
Deferred income taxes and other assets          647      685
                                             ------   ------
                                             $5,323   $5,465
                                             ======   ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of
    long-term debt                           $  288   $  104
  Accounts payable and other current
    liabilities                               1,162    1,253
                                             ------   ------
                                              1,450    1,357
Long-term debt                                1,291    1,272
Postretirement benefits other than pensions     545      553
Other liabilities                               161      212
Shareholders' equity                          1,876    2,071
                                             ------   ------
                                             $5,323   $5,465
                                             ======   ======

See accompanying notes.

Eaton Corporation

Statements of Consolidated Income
                                                 Three Months Ended
                                                      March 31
                                                 ------------------
(Millions except for per share data)               1998     1997
                                                   ----     ----
Net sales                                        $1,687   $1,789

Costs and expenses
  Cost of products sold                           1,214    1,307
  Selling and administrative                        263      257
  Research and development                           82       75
                                                 ------   ------
                                                  1,559    1,639
                                                 ------   ------
Income from operations                              128      150

Other income (expense)
  Interest expense                                  (22)     (20)
  Interest income                                     1        2
  Gain on sale of businesses                         43
  Other--net                                          5       13
                                                 ------   ------
                                                     27       (5)
                                                 ------   ------
Income before income taxes                          155      145
Income taxes                                         50       44
                                                 ------   ------
Net income                                       $  105   $  101
                                                 ======   ======

Net income per Common Share
  Assuming dilution                              $ 1.42   $ 1.29
  Basic                                            1.45     1.31

Average number of Common Shares outstanding
  Assuming dilution                                73.7     78.2
  Basic                                            72.0     77.1

Cash dividends paid per Common Share             $ 0.44   $ 0.40

See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                                    Three Months Ended
                                                         March 31
                                                    ------------------
(Millions)                                             1998    1997
                                                       ----    ----
Net cash provided by operating activities
  Net income                                          $ 105   $ 101
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                      81      82
      Gain on sale of businesses                        (43)
      Changes in operating assets and liabilities,
        excluding acquisitions and sales of businesses (138)   (154)
      Other--net                                         (4)      5
                                                      -----   -----
                                                          1      34

Net cash provided by (used in) investing activities
  Acquisitions of businesses, less cash acquired        (77)
  Sales of businesses                                   295
  Expenditures for property, plant and equipment        (58)    (47)
  Other--net                                              2     (13)
                                                      -----   -----
                                                        162     (60)

Net cash (used in) provided by financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                          461      64
      Payments                                         (129)    (82)
  Borrowings with original maturities of less than
    three months--net                                  (144)     84
  Proceeds from exercise of stock options                12      11
  Cash dividends paid                                   (32)    (31)
  Purchase of Common Shares                            (338)    (17)
                                                      ------  -----
                                                       (170)     29
                                                      -----   -----
Decrease (increase) in cash                              (7)      3
Cash at beginning of year                                53      22
                                                      -----   -----
Cash at end of period                                 $  46   $  25
                                                      =====   =====

See accompanying notes.

Eaton Corporation

Business Segment Information
                                                Three months ended
                                                     March 31
                                                ------------------
(Millions)                                       1998      1997
                                                 ----      ----
Net Sales
 Automotive Components                         $  523    $  490
 Hydraulics & Other Components                    162       144
 Industrial & Commercial Controls                 551       535
 Semiconductor Equipment                           79        78
 Truck Components                                 372       254
                                               ------    ------
Ongoing operations                              1,687     1,501
Divested operations                                         288
                                               ------    ------
Total operations                               $1,687    $1,789
                                               ======    ======

Operating profit
 Automotive Components                         $   58    $   63
 Hydraulics & Other Components                     30        27
 Industrial & Commercial Controls                  31        46
 Semiconductor Equipment                          (14)        0
 Truck Components                                  57        32
                                               ------    ------
Ongoing operations                                162       168

Divested operations                                          14
Interest expense - net                            (21)      (18)
Amortization of intangible assets and excess
 of cost over net assets of businesses acquired   (16)      (10)
Gain on sale of businesses                         43
Other expense - net                               (13)       (9)
                                               ------    ------
Income before income taxes                     $  155    $  145
                                               ======    ======

See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:


Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K.

Financial Presentation Changes
------------------------------
Certain amounts for 1997 have been reclassified to conform to the current year presentation.

Nonrecurring Charges
--------------------
Income in the first quarter of 1998 was reduced by nonrecurring pretax charges of $43 million. The Company recorded $33 million of restructuring charges which reduced operating profit of the Automotive Components segment by $8 million, the Industrial & Commercial Controls segment by $15 million, and the Truck Components segment by $10 million. The Company also recorded a $10 million contribution to its charitable trust which is included in other expense.

Gain on Sale of Businesses
--------------------------
On January 2, 1998, the Company completed the sale of the Axle and Brake business to Dana Corporation. The sale of this business, and an adjustment related to a business sold in a prior period, resulted in a pretax gain of $43 million.

Segment Reporting
-----------------
As announced on April 2, 1998, the Company changed its business segment reporting in order to comply with SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related
Information.' This new rule changes the standards for reporting financial results by operating segments. Business segment information for 1997 has been reclassified to conform to the current year presentation.

Comprehensive Income
--------------------
On January 1, 1998, the Company adopted SFAS No. 130, 'Reporting Comprehensive Income.' SFAS No. 130 establishes new standards for reporting comprehensive income and its components; however, the adoption of SFAS No. 130 has no impact on the Company's net income or shareholders' equity. For the Company the principal difference between net income as historically reported in the statements of consolidated income and comprehensive income is foreign currency translation recorded in shareholders' equity. Comprehensive income (in millions) is as follows:
                                   Three months ended
                                        March 31
                                   ------------------
                                      1998     1997
                                      ----     ----
Net income                            $105     $101
Foreign currency translation and
  other adjustments                     15      (40)
                                      ----     ----
Comprehensive income                  $120     $ 61
                                      ====     ====

Inventories
-----------
                                   March 31,   December 31,
(Millions)                           1998          1997
                                     ----          ----
Raw materials                        $247          $258
Work-in-process and
  finished goods                      520           565
                                     ----          ----
Gross inventories at FIFO             767           823
Excess of current cost
  over LIFO cost                      (74)          (89)
                                     ----          ----
Net inventories                      $693          $734
                                     ====          ====


Net Income per Common Share
---------------------------
The calculation of net income per Common Share - assuming
dilution and basic follows:
                                         Three months ended
                                              March 31
                                         ------------------
(Millions except for per share data)        1998    1997
                                            ----    ----
Net income-assuming dilution and basic     $ 105   $ 101

Average number of Common Shares
  outstanding-assuming dilution             73.7    78.2
Less dilutive effect of stock options        1.7     1.1
                                           -----   -----
Average number of Common Shares
  outstanding-basic                         72.0    77.1
                                           =====   =====

Net income per Common Share
  Assuming dilution                        $1.42   $1.29
  Basic                                    $1.45   $1.31


Summary Financial Information for Eaton ETN Offshore Ltd.
---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore), a wholly-owned subsidiary of Eaton, was incorporated by Eaton in 1990 under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton or its subsidiaries. Eaton Offshore owns the common stock of a number of Eaton's subsidiaries which are engaged principally in the manufacture and/or sale of electrical and electronic controls, truck transmissions, fasteners and engine components. On April 1, 1998, certain subsidiaries that manufacture leaf spring assemblies were sold. Summary financial information for Eaton Offshore and its consolidated subsidiaries is as follows (in millions):

                                     Three Months Ended
                                          March 31
                                     ------------------
                                     1998          1997
                                     ----          ----
Income statement data
  Net sales                          $181          $192
  Gross profit                         41            34
  Net income                           18            14

                                   March 31,   December 31,
                                     1998          1997
                                     ----          ----
Balance sheet data
  Current assets                     $381          $375
  Noncurrent assets                   195           196
  Net intercompany payables           144           160
  Current liabilities                 129           120
  Noncurrent liabilities              108           107



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
---------------------
First quarter 1998 sales were $1.69 billion, a 6% decline from first quarter 1997. Net income for the first quarter of 1998 was $105 million, up 4% from last year's $101 million. Net income per Common Share-assuming dilution was $1.42, a first quarter record, and 10% above the $1.29 reported in the first quarter of 1997.

The Company's 1997 strategic repositioning program reduced first quarter 1998 sales by about $200 million, and pretax profits by $13 million, compared to one year ago. The Company has also seen a relapse in the worlwide semiconductor equipment market that affected the Company's first quarter sales and profits.

During the first quarter of 1998, the Company had a one-time net pretax gain of $43 million, related principally to the January 2, 1998 sale of its worldwide axle and brake business to Dana Corporation. This gain was entirely offset by charges of $33 million related to restructuring actions and a $10 million contribution to the Company's Charitable Trust.

In comparison to 1997 results, and allowing for restructuring charges, operating margins in the first quarter of 1998 are a percentage point higher, despite an increase in research and development expense as a percent of sales to 4.9% in 1998 from 4.2% in 1997.

Automotive Components sales in the first quarter of 1998 were a record, up 7% from a year ago, despite a stronger U.S. dollar that reduced sales by $14 million. The 10% volume increase compares to a 2% rise in North American automotive production, nearly a 25% drop in South America, and a 6% rise in Europe. Operating profit reached $66 million before restructuring charges of $8 million, 4% ahead of one year ago. This segment is enjoying the benefits of above-market growth even though the Company struggled a bit to keep up with unexpectedly strong demand from its European customers.

During the first quarter of 1998, the Company announced the purchase of GT Products, a manufacturer of fuel system components that regulate fuel flow and vapor emissions in fuel tanks. On April 1, 1998, the Company concluded the previously announced sale of its automotive leaf spring business.

Sales of Hydraulics & Other Components reached a record in the first quarter of 1998, 12% ahead of one year ago and well above the 8% increase in the North American hydraulics market. Operating profits were 12% ahead of last year's results. The impact of the Asian crisis on this market has been modest, and new product introductions continue to drive the Company's above-market sales gains.

Industrial and Commercial Controls also reported record sales in the first quarter of 1998, 3% ahead of year earlier results. Operating profits, before restructuring costs of $15 million, were flat compared to a year ago. While U.S. residential construction remains robust, industrial and other non-residential construction in the first quarter was virtually flat with year ago levels. U.S. capital spending plans remain strong and, after a six month pause, the Company is beginning to see a renewed pick-up in orders for electrical distribution and industrial control products.

Semiconductor sales in the first quarter of 1998 remained level with last year's results. This business segment recorded an operating loss compared to break-even results one year earlier. The renewed collapse of the semiconductor equipment market could not have come at a worse time in view of the Company's increased investment in major new product development, the third quarter 1997 Fusion Systems acquisition, and its capacity expansion plans. The Company has made necessary operating adjustments, including a 13% reduction in headcount and a 42% reduction in budgeted 1998 capital spending.

Sales of Truck Components in the first quarter were a record, 47% above last year's results. Operating profits before $10 million of restructuring expenses reached $67 million, 111% above last year's levels. Boom conditions continue to charaterize the North American heavy truck industry. The Company's third quarter 1997 Spicer Clutch acquisition continues to perform above expectations, but even on a continuing operations basis Truck Components sales are up 24%. This compares to heavy truck market increases of about 25% in North America and 15% in Europe, and a 25% decline in South America. North American net orders for Class 8 trucks continue at all-time record levels. Production in 1998 may eclipse the 1995 record of 245,000 units.


Changes in Financial Condition
------------------------------
The Company remains in a strong financial position at March 31, 1998 although net working capital decreased from $698 million at the end of 1997 to $584 million at March 31, 1998 (the current ratio was 1.5 compared to 1.4 at each of those dates, respectively). The increase in short-term debt was the primary cause of the reduction in working capital.

Cash flow from operating activities, supplemented by proceeds from commercial paper borrowings and the sale of the Axle and Brake business, was used to fund capital expenditures, acquisitions of businesses, repayment of debt, cash dividends and the repurchase of Common Shares.

During the first quarter, the Company entered into an additional
364-day revolving credit facility for $250 million increasing the total facility to $1 billion.

The Company returned over $300 million in cash to the owners over the past three months via share repurchases.

                  PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 22, 1998 at which shareholders re-elected three directors, approved the Company's 1998 Stock Plan, and ratified the appointment of the accounting firm of Ernst & Young LLP as the Company's independent auditors for 1998.

Results of the voting in connection with each issue were as follows:

Voting on Directors     For           Withheld     Total
-------------------     ---           --------     -----

Neil A. Armstrong       63,540,938    1,109,215    64,650,153
Ernie Green             63,553,717    1,096,436    64,650,153
A. William Reynolds     63,547,101    1,103,052    64,650,153

Approval of the Company's 1998 Stock Plan
-----------------------------------------
In Favor              52,221,622
Against                7,578,374
Abstain                  633,237
Non-vote               4,216,920
                      ----------
Total                 64,650,153

Ratification of Independent Auditors
------------------------------------
In Favor              64,078,836
Against                  360,712
Abstain                  210,605
                      ----------
Total                 64,650,153

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

1. On February 3, 1998, the Company filed a Current Report on Form 8-K regarding fourth quarter 1997 results of operations, the completion of the $500 million stock repurchase program, the declaration of a quarterly dividend, the completion of the sale of the Axle and Brake and Appliance Controls businesses and the redemption of the outstanding 7% debentures.

2. On April 2, 1998, the Company filed a Current Report on Form
8-K regarding the change in its business segment reporting.

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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  May 13, 1998             /s/ Adrian T. Dillon
                                ----------------------------
                                Adrian T. Dillon
                                Executive Vice President -
                                Chief Financial and Planning
                                Officer; Principal Financial
                                Officer

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

       27             Financial Data Schedule