Form 10-Q
period 1998-06-30
EATON CORP
filed 1998-08-14
CIK 31277

                         United States
               Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended June 30, 1998
                     -------------


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

There were 71.4 million Common Shares outstanding as of June 30, 1998.

                  Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                            June 30,  December 31,
(Millions)                                     1998     1997
                                               ----     ----
ASSETS
Current assets
  Cash                                       $   44   $   53
  Short-term investments                         18       37
  Accounts receivable                           999      958
  Inventories                                   684      734
  Deferred income taxes and other
    current assets                              275      273
                                             ------   ------
                                              2,020    2,055
Property, plant and equipment                 1,616    1,759
Excess of cost over net assets of
  businesses acquired                         1,017      966
Deferred income taxes and other assets          649      685
                                             ------   ------
                                             $5,302   $5,465
                                             ======   ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of
    long-term debt                           $  379   $  104
  Accounts payable and other current
    liabilities                               1,071    1,253
                                             ------   ------
                                              1,450    1,357
Long-term debt                                1,192    1,272
Postretirement benefits other than pensions     547      553
Other liabilities                               161      212
Shareholders' equity                          1,952    2,071
                                             ------   ------
                                             $5,302   $5,465
                                             ======   ======

See accompanying notes.

Eaton Corporation

Statements of Consolidated Income
                                              Three Months Ended   Six Months Ended
                                                    June 30            June 30
                                              ------------------   ----------------
(Millions except for per share data)              1998      1997     1998      1997
                                                  ----      ----     ----      ----
Net sales                                       $1,712    $1,909   $3,399    $3,698

Costs and expenses
  Cost of products sold                          1,200     1,371    2,407     2,678
  Selling and administrative                       264       272      527       529
  Research and development                          82        79      164       154
                                                ------    ------   ------    ------
                                                 1,546     1,722    3,098     3,361
                                                ------    ------   ------    ------
Income from operations                             166       187      301       337

Other income (expense)
  Interest (expense) income - net                  (23)      (19)     (44)      (37)
  Gain on sale of businesses                                           43
  Other--net                                        18        14       16        27
                                                ------    ------   ------    ------
                                                    (5)       (5)      15       (10)
                                                ------    ------   ------    ------
Income before income taxes                         161       182      316       327
Income taxes                                        47        56       97       100
                                                ------    ------   ------    ------
Net income                                      $  114    $  126   $  219    $  227
                                                ======    ======   ======    ======

Net income per Common Share
  Assuming dilution                             $ 1.57    $ 1.61   $ 2.98    $ 2.90
  Basic                                           1.60      1.64     3.05      2.94

Average number of Common Shares outstanding
  Assuming dilution                               72.8      78.3     73.3      78.3
  Basic                                           71.1      77.1     71.6      77.1

Cash dividends paid per Common Share            $  .44    $  .44   $  .88    $  .84

See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                                      Six Months Ended
                                                          June 30
                                                      ----------------
(Millions)                                               1998     1997
                                                         ----     ----
Net cash provided by operating activities
  Net income                                            $ 219    $ 227
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                       163      165
      Gain on sale of businesses                          (43)
      Changes in operating assets and liabilities,
        excluding acquisitions and sales of businesses   (263)    (185)
      Other--net                                           (4)      13
                                                        -----    -----
                                                           72      220

Net cash provided by (used in) investing activities
  Acquisitions of businesses, less cash acquired          (79)
  Sales of businesses                                     359
  Expenditures for property, plant and equipment         (150)    (152)
  Other--net                                                4        6
                                                        -----    -----
                                                          134     (146)

Net cash used in by financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                            801       64
      Payments                                           (477)    (118)
  Borrowings with original maturities of less than
    three months--net                                    (145)      53
  Proceeds from exercise of stock options                  16       18
  Cash dividends paid                                     (63)     (65)
  Purchase of Common Shares                              (347)     (25)
                                                        -----    -----
                                                         (215)     (73)
                                                        -----    -----
(Decrease) increase in cash                                (9)       1
Cash at beginning of year                                  53       22
                                                        -----    -----
Cash at end of period                                   $  44    $  23
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

Financial Presentation Changes
------------------------------
Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

Sales of Businesses
-------------------
On January 2, 1998, the Company completed the sale of the Axle and Brake business to Dana Corporation. The sale of this business, and an adjustment related to a business sold in a prior period, resulted in a pretax gain of $43 million which was recorded in the first quarter of 1998. On April 1, 1998, the Company completed the sale of its automotive leaf spring business. The operating results of these businesses are included in divested operations and prior periods have been reclassified to conform to the current period presentation.

Segment Reporting
-----------------
As announced on April 2, 1998, the Company changed its business segment reporting in order to comply with Statement of Financial Accounting Standard (SFAS) No. 131, 'Disclosure about Segments of an Enterprise and Related Information'. This new rule changes the standards for reporting financial results by operating segments. Business segment information for 1997 has been reclassified to conform to the current year presentation.

Comprehensive Income
--------------------
On January 1, 1998, the Company adopted SFAS No. 130, 'Reporting Comprehensive Income'. SFAS No. 130 establishes new standards for reporting comprehensive income and its components; however, the adoption of SFAS No. 130 has no impact on the Company's net income or shareholders' equity. For the Company, the principal difference between net income as historically reported in the statements of consolidated income and comprehensive income is foreign currency translation recorded in shareholders' equity. Comprehensive income (in millions) is as follows:

                                  Three months ended
                                       June 30
                                  ------------------
                                     1998     1997
                                     ----     ----
Net income                           $114     $126
Foreign currency translation
  and other adjustments                (2)     (13)
                                     ----     ----
Comprehensive income                 $112     $113
                                     ====     ====

                                   Six months ended
                                       June 30
                                  ------------------
                                     1998     1997
                                     ----     ----
Net income                           $219     $227
Foreign currency translation
  and other adjustments                13      (53)
                                     ----     ----
Comprehensive income                 $232     $174
                                     ====     ====


Inventories
-----------
                                  June 30,   December 31,
(Millions)                         1998          1997
                                   ----          ----
Raw materials                      $251          $258
Work-in-process and
  finished goods                    506           565
                                    ---          ----
Gross inventories at FIFO           757           823
Excess of current cost
  over LIFO cost                    (73)          (89)
                                   ----          ----
Net inventories                    $684          $734
                                   ====          ====

Net Income per Common Share
---------------------------
The calculation of net income per Common Share - assuming dilution and basic follows (millions except for per share data):

                                       Three months ended
                                            June 30
                                       ------------------
                                          1998      1997
                                          ----      ----
Net income-assuming dilution and basic   $ 114     $ 126

Average number of Common Shares
  outstanding-assuming dilution           72.8      78.3
Less dilutive effect of stock options      1.7       1.2
                                          ----      ----
Average number of Common Shares
  outstanding-basic                       71.1      77.1
                                          ====      ====
Net income per Common Share
  Assuming dilution                      $1.57     $1.61
  Basic                                  $1.60     $1.64


                                        Six months ended
                                            June 30
                                       ------------------
                                          1998      1997
                                          ----      ----
Net income-assuming dilution and basic   $ 219     $ 227

Average number of Common Shares
  outstanding-assuming dilution           73.3      78.3
Less dilutive effect of stock options      1.7       1.2
                                          ----      ----
Average number of Common Shares
  outstanding-basic                       71.6      77.1
                                          ====      ====
Net income per Common Share
  Assuming dilution                      $2.98     $2.90
  Basic                                  $3.05     $2.94


Recently Issued Accounting Pronouncements
-----------------------------------------
In June 1998, SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities', was issued. The Company must adopt the standard by the beginning of the first quarter of the year 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined the effect of SFAS No. 133 on earnings and the financial position of the Company.

Summary Financial Information for Eaton ETN Offshore Ltd.
---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore), a wholly-owned subsidiary of Eaton, was incorporated by Eaton in 1990 under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton or its subsidiaries. Eaton Offshore owns the common stock of a number of Eaton's subsidiaries which are engaged principally in the manufacture and/or sale of electrical and electronic controls, truck transmissions, fasteners and engine components. On April 1, 1998, the division that manufactures leaf spring assemblies was sold. Summary financial information for Eaton Offshore and its consolidated subsidiaries is as follows (in millions):

                                      Six Months Ended
                                          June 30
                                     ------------------
                                     1998          1997
                                     ----          ----
Income statement data
  Net sales                          $349          $360
  Gross profit                         83            75
  Net income                           37            34

                                   June 30,    December 31,
                                     1998          1997
                                     ----          ----
Balance sheet data
  Current assets                     $373          $375
  Noncurrent assets                   179           196
  Net intercompany payables           114           160
  Current liabilities                 115           120
  Noncurrent liabilities              112           107

Eaton Corporation

Business Segment Information
                                                Three months ended   Six months ended
                                                     June 30             June 30
                                                ------------------   ----------------
(Millions)                                          1998      1997     1998      1997
                                                    ----      ----     ----      ----
Net sales
 Automotive Components                            $  488    $  462   $  980    $  919
 Hydraulics & Other Components                       158       153      320       297
 Industrial & Commercial Controls                    598       567    1,149     1,102
 Semiconductor Equipment                              93       107      172       185
 Truck Components                                    375       273      747       527
                                                  ------    ------   ------    ------
Ongoing operations                                 1,712     1,562    3,368     3,030
Divested operations                                            347       31       668
                                                  ------    ------   ------    ------
Total net sales                                   $1,712    $1,909   $3,399    $3,698
                                                  ======    ======   ======    ======

Operating profit
 Automotive Components                            $   58    $   65   $  117    $  127
 Hydraulics & Other Components                        29        30       59        57
 Industrial & Commercial Controls                     57        57       88       103
 Semiconductor Equipment                              (8)        4      (22)        4
 Truck Components                                     66        36      123        68
                                                  ------    ------   ------    ------
Ongoing operations                                   202       192      365       359

Divested operations                                             26       (1)       41
Interest (expense) income - net                      (23)      (19)     (44)      (37)
Amortization of intangible assets and excess
 of cost over net assets of businesses acquired      (16)      (10)     (32)      (20)
Gain on sale of businesses                                               43
Other expense - net                                   (2)       (7)     (15)      (16)
                                                  ------    ------   ------    ------
Income before income taxes                        $  161    $  182   $  316    $  327
                                                  ======    ======   ======    ======

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
---------------------
Sales for the three months and six months ended June 30, 1998 decreased 10% and 8%, respectively, from the comparable periods in 1997. Excluding the Semiconductor Equipment Business, second quarter 1998 business segment sales from ongoing operations were 11% ahead of a year ago while operating margins were steady at 13% of sales. The Semiconductor Equipment Business segment experienced a decline in sales while all other business segments experienced sales growth in the second quarter of 1998. The Company's 1997 strategic repositioning program of major divestitures and important acquisitions further resulted in reduced second quarter 1998 sales of $300 million and first half 1998 sales of about $500 million on a net basis when compared to one year ago.

Net income for the three months and six months ended June 30, 1998 decreased 10% and 4%, respectively, from the comparable periods in 1997. Second quarter 1998 earnings per share was $1.57, down 2% from last year's $1.61 per fully diluted share. The Company reached a record earnings per share for the six months ended June 30, 1998 of $2.98 compared to $2.90 for the same period in 1997.

Despite the difficult conditions the Company is experiencing in the semiconductor equipment business, the Company's consolidated second quarter earnings per share came within four cents of last year's record performance. The Company would have reported record earnings per share had the Company not also been affected by the PACCAR and General Motors strikes, which together reduced earnings per share by about six cents per share. The Company remains focused on building an enterprise that demonstrates both superior operating performance and higher sustainable growth. However, because of the severe and prolonged downturn in the semiconductor capital equipment business, the Company is no longer confident that its 1998 earnings will exceed 1997's record results.

During the first quarter of 1998, the Company had a one-time net pretax gain of $43 million, related principally to the January 2, 1998 sale of its worldwide axle and brake business to Dana Corporation. This gain was entirely offset by charges of $33 million related to restructuring actions and a $10 million contribution to the Company's Charitable Trust.

Automotive Components sales in the second quarter of 1998 were a record, increasing 6% from a year ago, despite a 4% decline in North American light vehicle production and an 8% drop in Latin American volume, offset somewhat by a 5% increase in Europe. Sales rose 7% in the first half of 1998 compared to the same period in 1997. Operating profit for the second quarter and first half of 1998 declined 11% and 8%, respectively, in comparison to the same periods in 1997 due primarily to restructuring charges of $8 million in the first half of 1998. Also, the Company is struggling a bit because of continued penetration gains and stronger than expected European volumes. As a result, margins are being affected as production is adjusted around the world to satisfy varying levels of global demand.

During the second quarter of 1998, the Company announced the formation of Shanghai Eaton Engine Components Company Ltd., a 55% owned joint venture with Shanghai Pudong Valve Factory and Asian Nittan Pte. Ltd. The venture manufactures and sells automotive and motorcycle engine valves and hydraulic valve lifters for the Chinese market. The Company also announced it had formed Eaton Shenglong Company Ltd., a 70% owned joint venture with Shenglong Group, which is producing viscous fan drives for the Chinese automotive market.

During the first quarter of 1998, the Company acquired GT
Products, a manufacturer of fuel system components that regulate fuel flow and vapor emissions in fuel tanks. On April
1, 1998, the Company concluded the previously announced sale of its automotive leaf spring business.

Hydraulics & Other Components also reported record sales in the second quarter of 1998, 4% ahead of year earlier results and consistent with the year-to-year gain in North American hydraulics shipments. Sales also increased 8% for the first half of 1998 as compared to the same period in 1997. Operating profits were down 3% and up 4%, respectively, for the second quarter and first half of 1998 compared to the same periods in 1997. As expected, orders in the mobile hydraulics industry have plateaued in recent months as the Asian crisis has hurt customer exports. Demand for the Company's products, though, has continued to be strong. The Company has been making investments in incremental capacity, which should generate operating efficiencies over the remainder of the year.

Sales of Industrial & Commercial Controls reached a record in the second quarter of 1998, 5% ahead of one year ago. Sales increased 4% for the first half of 1998 as compared to the same period in 1997. Operating profits for the second quarter of 1998 were flat compared to a year ago, and declined 15% or $15 million for the first half of 1998 as compared to the same period in 1997 due to restructuring charges of $15 million recorded in the first half of 1998. While residential construction was up 7% for the quarter from a year ago, commercial and industrial construction markets were up only about 2%. Second quarter sales growth represented a slight acceleration from first quarter comparisons. The renewed pick-up in orders the Company first identified three months ago has continued through mid-year.

Semiconductor Equipment sales in the second quarter and first half of 1998 fell 13% and 7%, respectively, as compared to the same periods in 1997. This business segment recorded an operating loss of $8 million for the second quarter of 1998 and $22 million for the first half of 1998 compared to operating profits of $4 million in both of the comparable periods in 1997. Industry orders are one third lower than six months ago with no sign of an imminent upturn in sight. The Company is addressing the difficult operating conditions in this business segment by reducing headcount by about 24% from year end 1997 and reducing capital spending by nearly 50% from planned levels.

Sales of Truck Components in the second quarter of 1998 were a record, 37% above last year's results. Operating profits also reached a record in the second quarter of 1998, 83% above last year. Sales and operating profit increased 42% and 81%, respectively, for the first half of 1998 as compared to the same period in 1997. The Company's Spicer Clutch acquisition in 1997 continues to make a strong contribution, but even on a continuing operations basis, Truck Components worldwide sales for the second quarter of 1998 were up 17% from a year ago. North American net orders and backlog for Class 8 trucks are at all time records. It is hard to imagine conditions improving from here; however, there is nothing in the industry or the economy to suggest that a marked deterioration is imminent. Continuing market recovery in Latin America and Europe also seems likely. Operating profit was reduced by restructuring charges of $10 million in the first half of 1998.

Construction of a $70 million plant near Sao Paulo, Brazil to manufacture transaxles for GM's Corsa is on schedule and will begin production next year. The recently announced agreement to purchase Fabryka Przekladni Samochodowych (FPS), a truck transmission manufacturer in Gdansk, Poland, with annual sales of about $20 million, is an important step in a major initiative to improve the manufacturing cost structure of our European Truck operations.

Changes in Financial Condition
------------------------------
The Company remains in a strong financial position at June 30, 1998; net working capital decreased from $698 million at the end of 1997 to $570 million at June 30, 1998 (the current ratio was 1.5 compared to 1.4 at each of those dates, respectively). Divested businesses and the increase in short-term debt were the primary causes of the reduction in working capital.

Cash flow from operating activities, supplemented by proceeds from commercial paper borrowings and the sale of businesses, was used to fund capital expenditures, acquisitions of businesses, repayment of debt, cash dividends and the repurchase of Common Shares.

During the second quarter of 1998, the Company terminated its existing credit agreements and entered into a new credit facility with a series of banks totaling $1 billion, $500 million with a five-year term and $500 million with a 364-day term.

Forward-Looking Statements
--------------------------
The forward-looking statements in this Form 10-Q should be used with caution. They are subject to various risks and uncertainties, many of which are outside the control of the Company. Important factors which could cause actual results to differ materially from those in the forward-looking statements include the market for semiconductor capital manufacturing equipment, changes in global economic and market conditions, and the effect of the labor strike currently underway at PACCAR and the recent labor strike at General Motors.

                  PART II - OTHER INFORMATION

Item 5.  Other Information

The Company's proxies for its 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any matter if the Company does not have written notice of the matter by January 27, 1999.

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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  August 6, 1998           /s/ Adrian T. Dillon
                                ----------------------------
                                Adrian T. Dillon
                                Executive Vice President -
                                Chief Financial and Planning
                                Officer; Principal Financial
                                Officer

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