Form 10-Q
period 1998-09-30
EATON CORP
filed 1998-11-13
CIK 31277

                         United States
               Securities and Exchange Commission
                    Washington, D.C.  20549
                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended September 30, 1998
                     ------------------


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

There were 71.4 million Common Shares outstanding as of September 30, 1998.

                  Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                            Sept. 30,  Dec. 31,
(Millions)                                     1998     1997
                                               ----     ----
ASSETS
Current assets
  Cash                                       $   47   $   53
  Short-term investments                         44       37
  Accounts receivable                         1,001      958
  Inventories                                   687      734
  Deferred income taxes and other
    current assets                              282      273
                                             ------   ------
                                              2,061    2,055
Property, plant and equipment                 1,712    1,759
Excess of cost over net assets of
  businesses acquired                         1,052      966
Deferred income taxes and other assets          668      685
                                             ------   ------
                                             $5,493   $5,465
                                             ======   ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of
    long-term debt                           $  396   $  104
  Accounts payable and other current
    liabilities                               1,186    1,253
                                             ------   ------
                                              1,582    1,357
Long-term debt                                1,194    1,272
Postretirement benefits other than pensions     550      553
Other liabilities                               159      212
Shareholders' equity                          2,008    2,071
                                             ------   ------
                                             $5,493   $5,465
                                             ======   ======

See accompanying notes.

Eaton Corporation

Statements of Consolidated Income
                                              Three Months Ended  Nine Months Ended
                                                  September 30       September 30
                                              ------------------  -----------------
(Millions except for per share data)            1998       1997      1998      1997
                                                ----       ----      ----      ----
Net sales                                     $1,620     $1,931    $5,019    $5,629

Costs and expenses
  Cost of products sold                        1,192      1,390     3,599     4,068
  Selling & administrative                       247        272       774       801
  Research & development                          85         81       249       235
  Purchased in-process research & development                85                  85
                                              ------     ------    ------    ------
                                               1,524      1,828     4,622     5,189
                                              ------     ------    ------    ------
Income from operations                            96        103       397       440

Other income (expense)
  Interest (expense) income - net                (23)       (20)      (67)      (57)
  Gain on sale of businesses                                           43
  Other--net                                       6         12        22        39
                                              ------     ------    ------    ------
                                                 (17)        (8)       (2)      (18)
                                              ------     ------    ------    ------
Income before income taxes                        79         95       395       422
Income taxes                                      21         41       118       141
                                              ------     ------    ------    ------
Net income                                    $   58     $   54    $  277    $  281
                                              ======     ======    ======    ======

Net income per Common Share
  Assuming dilution                           $  .80     $  .69    $ 3.79    $ 3.58
  Basic                                          .82        .70      3.87      3.65

Average number of Common Shares outstanding
  Assuming dilution                             72.3       78.7      73.0      78.4
  Basic                                         71.1       77.1      71.5      77.1

Common Shares outstanding at end of period      71.4       77.1      71.4      77.1

Cash dividends paid per Common Share          $  .44     $  .44    $ 1.32    $ 1.28

See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                                      Nine Months Ended
                                                         September 30
                                                      -----------------
(Millions)                                              1998       1997
                                                        ----       ----
Net cash provided by operating activities
  Net income                                          $  277     $  281
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                      245        250
      Write-off of purchased in-process research
        and development                                              85
      Gain on sale of businesses                         (43)
      Changes in operating assets and liabilities,
        excluding acquisitions and sales of businesses  (157)      (118)
      Other--net                                         (26)        (1)
                                                      ------     ------
                                                         296        497

Net cash used in investing activities
  Acquisitions of businesses, less cash acquired        (107)      (382)
  Sales of businesses                                    367
  Expenditures for property, plant and equipment        (271)      (262)
  Net change in short-term investments                    (6)       (34)
  Other--net                                             (53)       (25)
                                                      ------     ------
                                                         (70)      (703)

Net cash (used in) provided by financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                         1,174        394
      Payments                                          (795)      (137)
  Borrowings with original maturities of less than
    three months--net                                   (185)        82
  Proceeds from exercise of stock options                 17         25
  Cash dividends paid                                    (94)       (99)
  Purchase of Common Shares                             (349)       (57)
                                                      ------     ------
                                                        (232)       208
                                                      ------     ------
(Decrease) increase in cash                               (6)         2
Cash at beginning of year                                 53         22
                                                      ------     ------
Cash at end of period                                 $   47     $   24
                                                      ======     ======

See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:


Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

Financial Presentation Changes
------------------------------
Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Nonrecurring Charges
--------------------
Income in the third quarter of 1998 was reduced by pretax restructuring charges of $42 million ($27 million aftertax, or $.38 per Common Share-assuming dilution). These charges, which reduced operating profit of the Semiconductor Equipment business segment, related to workforce reductions, asset write-downs and other restructuring actions.

Income in the first quarter of 1998 was reduced by nonrecurring pretax charges of $43 million ($28 million aftertax, or $.38 per Common Share-assuming dilution). The Company recorded $33 million of restructuring charges which reduced operating profit of the Automotive Components business segment by $8 million, the Industrial & Commercial Controls business segment by $15 million, and the Truck Components business segment by $10 million. These charges related to workforce reductions, asset write-downs and other restructuring actions. The Company also recorded a $10 million contribution to its charitable trust which is included in other expense.

Sales of Businesses
-------------------
On January 2, 1998, the Company completed the sale of the Axle and Brake business to Dana Corporation. The sale of this business, and an adjustment related to a business sold in a prior period, resulted in a pretax gain of $43 million ($28 million aftertax, or $.38 per Common Share-assuming dilution) which was recorded in the first quarter of 1998. On April 1, 1998, the Company completed the sale of its automotive leaf spring business. The operating results of these businesses are reported in business segment information as divested operations and prior periods have been reclassified to conform to the current period presentation.

Acquisition of Fusion Systems Corporation and Write-off of Purchased In-Process Research & Development
----------------------------------------------------------
On August 4, 1997, the Company purchased Fusion Systems Corporation for $293 million, before a reduction for cash acquired of $90 million. The acquisition was accounted for by the purchase method of accounting, and accordingly, the statements of income and the results of the Semiconductor Equipment business segment for the third quarter include the results of Fusion from the effective date of acquisition. The purchase price allocation included $85 million for purchased in-process research and development which was determined through an independent valuation. This amount was expensed at the date of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. Therefore, the third quarter of 1997 includes the write-off of $85 million for purchased in-process research and development, with no income tax benefit ($1.08 per Common Share-assuming dilution).

Acquisition of Spicer Clutch
-----------------------------
On September 2, 1997, the Company completed the acquisition of Dana Corporation's worldwide Spicer Clutch business for $180 million. Clutch is a leader in the development of medium- and heavy-duty truck clutches and vibration dampers and had 1996 sales of $200 million. This acquisition was accounted for by the purchase method of accounting.

Business Segment Reporting
--------------------------
As announced on April 2, 1998, the Company changed its business segment reporting in order to comply with Statement of Financial Accounting Standard (SFAS) No. 131, 'Disclosure about Segments of an Enterprise and Related Information'. This new rule changes the standards for reporting financial results by operating segments. Business segment information for 1997 has been reclassified to conform to the current year presentation.

Comprehensive Income
--------------------
On January 1, 1998, the Company adopted SFAS No. 130, 'Reporting Comprehensive Income'. SFAS No. 130 establishes new standards for reporting comprehensive income and its components; however, the adoption of SFAS No. 130 has no impact on the Company's net income or shareholders' equity. For the Company, the principal difference between net income as historically reported in the statements of consolidated income and comprehensive income are foreign currency translation adjustments recorded in shareholders' equity. Comprehensive income (in millions) is as follows:

                                   Three Months Ended
                                      September 30
                                   ------------------
                                   1998          1997
                                   ----          ----
Net income                         $ 58          $ 54
Foreign currency translation
  and other adjustments              23           (16)
                                   ----          ----
Comprehensive income               $ 81          $ 38
                                   ====          ====

                                   Nine Months Ended
                                      September 30
                                   -----------------
                                   1998          1997
                                   ----          ----
Net income                         $277          $281
Foreign currency translation
  and other adjustments              37           (69)
                                   ----          ----
Comprehensive income               $314          $212
                                   ====          ====


Inventories
-----------
                                 Sept. 30,     Dec. 31,
(Millions)                         1998          1997
                                   ----          ----
Raw materials                      $263          $258
Work-in-process and
  finished goods                    497           565
                                   ----          ----
Gross inventories at FIFO           760           823
Excess of current cost
  over LIFO cost                    (73)          (89)
                                   ----          ----
Net inventories                    $687          $734
                                   ====          ====


Net Income per Common Share
---------------------------
The calculation of net income per Common Share - assuming dilution and basic follows (millions except for per share data):

                                   Three Months Ended
                                      September 30
                                   ------------------
                                   1998          1997
                                   ----          ----
Net income-assuming dilution
   and basic                      $  58         $  54

Average number of Common Shares
  outstanding-assuming dilution    72.3          78.7
Less dilutive effect of stock
  options                           1.2           1.6
                                   ----          ----
Average number of Common Shares
  outstanding-basic                71.1          77.1
                                   ====          ====
Net income per Common Share
  Assuming dilution               $ .80         $ .69
  Basic                           $ .82         $ .70


                                   Nine Months Ended
                                      September 30
                                   -----------------
                                   1998          1997
                                   ----          ----
Net income-assuming dilution
  and basic                       $ 277         $ 281

Average number of Common Shares
  outstanding-assuming dilution    73.0          78.4
Less dilutive effect of stock
  options                           1.5           1.3
                                   ----          ----
Average number of Common Shares
  outstanding-basic                71.5          77.1
                                   ====          ====
Net income per Common Share
  Assuming dilution               $3.79         $3.58
  Basic                           $3.87         $3.65


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

                                      Nine Months Ended
                                         September 30
                                     ------------------
                                     1998          1997
                                     ----          ----
Income statement data
  Net sales                          $499          $543
  Gross profit                        118           119
  Net income                           44            52

                                   Sept. 30,     Dec. 31,
                                     1998          1997
                                     ----          ----
Balance sheet data
  Current assets                     $364          $375
  Noncurrent assets                   198           196
  Net intercompany payables           107           160
  Current liabilities                 116           120
  Noncurrent liabilities              115           107

Eaton Corporation

Business Segment Information
                                              Three Months Ended  Nine Months Ended
                                                  September 30       September 30
                                              ------------------  -----------------
(Millions)                                      1998       1997     1998       1997
                                                ----       ----     ----       ----
Net sales
 Automotive Components                        $  458     $  429   $1,438     $1,348
 Hydraulics & Other Components                   145        145      465        442
 Industrial & Commercial Controls                604        586    1,753      1,688
 Semiconductor Equipment                          48        131      220        316
 Truck Components                                365        303    1,112        830
                                              ------     ------   ------     ------
Ongoing operations                             1,620      1,594    4,988      4,624
Divested operations                                         337       31      1,005
                                              ------     ------   ------     ------
Total net sales                               $1,620     $1,931   $5,019     $5,629
                                              ======     ======   ======     ======

Operating profit
 Automotive Components                        $   41     $   48   $  158     $  175
 Hydraulics & Other Components                    19         27       78         84
 Industrial & Commercial Controls                 55         64      143        167
 Semiconductor Equipment                         (71)        14      (93)        18
 Truck Components                                 54         43      177        111
                                              ------     ------   ------     ------
Ongoing operations                                98        196      463        555

Divested operations                                          22       (1)        63
Amortization of intangible assets & excess
 of cost over net assets of businesses acquired  (16)       (13)     (48)       (33)
Purchased in-process research & development                 (85)                (85)
Interest (expense) income - net                  (23)       (20)     (67)       (57)
Gain on sales of businesses                                           43
Other (expense) income - net                      20         (5)       5        (21)
                                              ------     ------   ------     ------
Income before income taxes                    $   79     $   95   $  395     $  422
                                              ======     ======   ======     ======

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
---------------------
Sales for the three months and nine months ended September 30, 1998 decreased 16% and 11%, respectively, from the comparable periods in 1997. The Company's 1997 strategic repositioning program of major divestitures and important acquisitions reduced year-to-date 1998 sales by about $800 (14%) million compared to one year ago. The Semiconductor Equipment business segment experienced a decline in sales while all other business segments experienced sales growth in the nine months ended September 30, 1998. Excluding the Semiconductor Equipment business segment, year-to-date 1998 sales from ongoing operations were 11% ahead of a year ago while operating margins were steady at 12% of sales.

During the third quarter of 1998, the Company recorded a nonrecurring pretax charge of $42 million to restructure the Company's Semiconductor Equipment Operations (SEO). In last year's third quarter, the Company recorded a one-time charge of $85 million to write-off the purchased in-process research and development associated with the acquisition of Fusion Systems
Corporation.

During the first quarter of 1998, the Company recorded a one-time net pretax gain of $43 million, related principally to the January 2, 1998 sale of its worldwide Axle and Brake business to Dana Corporation. This gain was entirely offset by charges of $33 million related to restructuring actions and a $10 million contribution to the Company's charitable trust.

Before nonrecurring charges in both periods, net income reached
$85 million compared to last year's $139 million. Third quarter 1998 earnings per share before these charges were $1.18, down 33% from last year's $1.77 per fully diluted share. After nonrecurring charges in both periods, third quarter 1998 net income increased 7% and third quarter 1998 earnings per share were $.80, up 16% from last year's $.69 per fully diluted share. Net income for the nine months ended September 30, 1998 decreased 1% from the comparable period in 1997. The Company achieved a record earnings per share for the nine months ended September 30, 1998 of $3.79 compared to $3.58 for the same period in 1997.

In the fourth quarter of 1998, the Company anticipates taking an additional $33 million of restructuring charges to bring costs back into better balance with likely 1999 physical volumes while still supporting the Company's ongoing growth initiatives. By the end of 1998, in just over a year, the Company will have invested more than $130 million in restructuring its businesses in order to improve its ability to achieve superior performance, whatever the economic climate may be.

Automotive Components
---------------------
Automotive Components sales in the third quarter and first nine months of 1998 were a record, increasing 7% from the comparable periods a year ago. Excluding the acquisitions of GT Products and Amtec S.p.A., sales during the quarter were up about 1% from a year ago compared to a 3% drop in North American light vehicle production, an 18% decline in South America, and a 5% increase in European production. Traditionally, sales for this segment in the third quarter are lower than in the second quarter as a result of preparations by vehicle manufacturers for the upcoming model year and their temporary shutdowns for the taking of annual physical inventories.

Operating profit for the third quarter and first nine months of 1998 declined 15% and 10%, respectively, compared to the same periods in 1997. Beyond the impact of the General Motors strike, which reduced operating profits by about $7 million in the third quarter of 1998, the Company continues to struggle with product mix and strong European volumes. The Company recently won significant new contracts for the supercharger and automotive switch businesses. Increased spending on these programs has reduced margins near term, but should help ensure that this business segment continues to profitably outpace market growth in the years immediately ahead. Operating profit was also reduced by restructuring charges of $8 million recorded in the first quarter of 1998.

During the third quarter of 1998, the Company acquired Amtec
S.p.A., a privately owned Italian manufacturer of automotive cylinder heads.

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

Hydraulics & Other Components
-----------------------------
Hydraulics & Other Components sales in the third quarter of 1998 were essentially equal to last year's volume and consistent with the year-to-year change in North American mobile hydraulics shipments. Business slowed appreciably in the third quarter as the Company's customers reacted to the ongoing Asian crisis. Sales for the first nine months of 1998 increased

5% compared to the same period in 1997. Many of the agricultural equipment customers have scheduled lower fourth quarter production and the Company will be affected by that slowdown.

Operating profits were down 30% and 7%, respectively, for the third quarter and first nine months of 1998 compared to the same periods in 1997. The operating efficiencies anticipated in the third quarter were not achieved, but investments made earlier this year are expected to produce better margins over the balance of 1998 and in 1999.

Industrial & Commercial Controls
--------------------------------
Sales of Industrial & Commercial Controls reached a record in the third quarter of 1998, 3% ahead of one year ago compared to about a 2% increase in North American markets for distribution equipment and industrial controls markets. Sales increased 4% for the first nine months of 1998 compared to the same period in 1997.

Operating profits for the third quarter and first nine months of 1998 declined 14% compared to the same periods in 1997 with Hurricane Georges responsible for about $4 million of the shortfall. Solid activity levels in electrical distribution equipment offset continued softness in industrial controls markets, but costs are still too high at present sales levels. The success of Cutler-Hammer's new Engineering Services and Systems Division, while incurring significant start-up costs, should help this segment to outpace market growth in the periods ahead. Operating profit was also reduced by restructuring charges of $15 million recorded in the first quarter of 1998.

During the third quarter of 1998, the Company acquired
Integrated Partial Discharge Diagnostics, Inc., a Minnetonka,
Minnesota-based manufacturer of equipment that measures insulation deterioration within AC power equipment.

Semiconductor Equipment
-----------------------
Semiconductor Equipment (SEO) sales in the third quarter and first nine months of 1998 fell 63% and 30%, respectively, compared to the same periods in 1997. Before a restructuring charge of $42 million, this business segment suffered an operating loss of $29 million for the third quarter of 1998 and $51 million for the first nine months of 1998 compared to operating profits of $14 million and $18 million in the comparable periods in 1997.

During the third quarter of 1998, the Company recorded a nonrecurring pretax charge of $42 million to restructure this business segment. The restructuring includes the layoff of an additional 475 employees from the SEO worldwide workforce, bringing to 1,050, or 42%, the number of employees laid off as a result of declining global markets for semiconductor equipment. The charge includes $10 million related to workforce reductions, $27 million for asset write-downs, and $5 million related to other restructuring actions. The Company also expects to record additional restructuring actions in the fourth quarter 1998 and in the first quarter of 1999 of approximately $4 million in each quarter.

The Company has lowered 1998 sales and earnings expectations of the Semiconductor Equipment business segment. Given current orders and backlog, the Company now expects that sales will only reach $275 million in 1998, 40% below 1997 and the business segment will suffer an operating loss of approximately $80 million before the $42 million restructuring charge described above. The Company continues to search for the bottom of this market while pushing ahead with critical restructuring efforts. Assuming that volumes are no better in 1999 than this year, the Company would expect the restructuring efforts to produce break-even results next year.

Truck Components
----------------
Sales of Truck Components in the third quarter of 1998 were a record, 21% above last year's results. Operating profits also reached a record in the third quarter of 1998, 26% above last year. Sales and operating profit increased 34% and 59%, respectively, for the first nine months of 1998 compared to the same period in 1997. Heavy truck production is at record levels this year in both North America and Europe. The performance of the Clutch division, acquired from Dana Corporation in 1997, continues to exceed expectations. In general, the Company is taking advantage of sustained robust markets.

Operating profit was reduced by restructuring charges of $10 million recorded in the first quarter of 1998. This business segment anticipates an additional $10 million restructuring charge in the fourth quarter of 1998, in part to begin restructuring its European business. European trucking deregulation, de-integration of OEMs, and the Euro will all transform the competitive landscape in Europe in the years ahead. This restructuring, building upon the recent acquisition of a Polish transmission manufacturer, is intended to ensure the Company achieves world class costs and productivity in all worldwide operations.

During the third quarter of 1998, the Company acquired Fabryka Przekladni Samochodowych (FPS), a truck transmission manufacturer in Gdansk, Poland, with annual sales of about $20 million. This acquisition is an important step in a major initiative to improve the manufacturing cost structure of our European Truck operations. Also, construction of a $70 million plant near Sao Paulo, Brazil to manufacture transaxles for GM's Corsa is on schedule and will begin production next year.

Changes in Financial Condition
------------------------------
The Company remains in a strong financial position at September 30, 1998; net working capital decreased from $698 million at the end of 1997 to $479 million at September 30, 1998 (the current ratio was 1.5 compared to 1.3 at each of those dates, respectively). Divested businesses and the increase in short-term debt were the primary causes of the reduction in working capital.

Cash flow from operating activities, supplemented by proceeds from commercial paper borrowings and the sale of businesses, was used to fund capital expenditures, acquisitions of businesses, repayment of debt, cash dividends and the repurchase of Common Shares.

During the second quarter of 1998, the Company terminated its existing credit agreements and entered into a new credit facility with a series of banks totaling $1 billion; $500 million with a five-year term and $500 million with a 364-day term.

Year 2000 Readiness Disclosure
------------------------------
Computer software that uses two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar Year 2000, and thus could cause disruption of normal business activities. The Company uses software in various aspects of the business, including certain products, manufacturing, product development and many administrative functions. Much of this software may be unable to interpret the calendar Year 2000 appropriately unless it is modified or replaced.

The Company has approached the Year 2000 issue with the creation of a corporate-wide initiative led by the Company's Vice President-Information Technologies and involving program managers from each business unit. The activities associated with the corporate-wide initiative include reviewing the Company's date-sensitive products and critical information technology (IT) and non-IT systems, such as those which interface with major customers, suppliers, and other third parties.

The Company's Year 2000 compliance efforts encompass the following focus areas:

Business Management Systems: This area includes information systems and applications relating to manufacturing, marketing, sales, purchasing, product development and design systems. These systems have been identified as very important to the support of the Company's operations and have been given the highest priority toward becoming Year 2000 compliant.

Enterprise Network Infrastructure: The Company utilizes one enterprise network throughout the organization which will be upgraded by the end of 1998 to become Year 2000 compliant. All personal/desktop computers and related software used throughout the Company will also be made compliant.

Administrative Systems: This area includes systems associated with human resources, cash management and financial accounting and reporting. The Company operates a highly centralized systems environment in North America and throughout much of Europe and is working towards full compliance of these systems by mid-year 1999.

Shop Floor Equipment and Facilities Infrastructure: The Company is auditing the machinery and equipment used both in manufacturing and in support operations at each location. This audit will establish Year 2000 readiness and measure the risk of non-compliance so as to determine the best remediation plan to be followed in avoiding potential disruptions in production.

Software in Products: All of the Company's products which are currently marketed, and the vast majority of the products which have been marketed in the past, are either not date-sensitive or do not require remediation. With respect to certain previously-marketed products of the Semiconductor Equipment business segment and the Cutler-Hammer business, the Company is pursuing remediation programs that are consistent with its warranty requirements or is offering product upgrades or remediations.

Supplier Assurance: To determine Year 2000 readiness, the Company undertook a supplier assurance program in 1997, which includes surveying its suppliers and evaluating their responses. Based on this evaluation and the criticality of the items or services provided by the suppliers, the Company is auditing their compliance and working with them towards assuring compliance or, if needed, the development of contingency plans.

Customer Assurance: The Company is working with the Automotive Industry Action Group, various other trade organizations and customers to ensure that a common Year 2000 compliance approach is applied across those respective industries. Continuous interaction with these trade organizations is helping to identify the issues requiring attention and to develop appropriate solutions.

The Company's Year 2000 program activities include the identification of affected hardware and software, the development of a plan for correcting those systems in the most effective manner, the execution of that plan and the monitoring of its success. Although the Company's various locations are at differing stages of readiness with respect to the various areas, the Company has substantially completed the identification and plan development phases of the project. The Company is well underway in the execution phase and anticipates completing the majority of the program by mid-year 1999 although certain applications at certain business units may not be completed until late in 1999. Continuous review and testing is being conducted throughout all phases of the program to help ensure that the Company achieves and maintains compliance as the Year 2000 approaches.

The program, as it relates to IT, involves a combination of hardware and software modifications, upgrades and replacements.
In many instances, the Company will replace non-compliant systems with newer systems which will significantly improve functionality as well as appropriately interpret the calendar year 2000 and beyond. Although the timing of these actions may have been influenced by the Year 2000 issue, in virtually all instances they will involve capital expenditures that would have occurred in the normal course of business. As part of reengineering and other initiatives, the Company is also currently upgrading and replacing other systems to provide significantly enhanced functionality; however, these upgrades and replacements are unrelated to the Year 2000 issue.

As part of the Company's Year 2000 program, detailed contingency plans are being formalized as the target date for completion approaches. Business disruption scenarios are currently being identified and appropriate strategies are being evaluated in the development of these various plans.

The current estimate of total Year 2000 program costs is approximately $95 million. Approximately $70 million of those costs represent replacement costs of certain hardware and software which will provide significantly enhanced functionality over the systems that are currently being used.
The remaining $25 million represents costs associated with modifying and upgrading existing systems. To date, approximately two thirds of the estimated costs have been incurred. Purchased hardware and software will be capitalized in accordance with normal Company policy while other remediation costs will be expensed as incurred. Cash flow related to these costs will be satisfied with funds from operations that are normally budgeted for procurement and maintenance of the Company's information systems and production and facilities equipment as well as operating cash flows. The Company requires regular project status reporting, and cost estimates will be revised as more refined estimates become available.

The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, satisfactory completion of the Company's program may not prevent business disruptions resulting from actions of the Company's critical suppliers and customers. Such disruptions would impair the Company's ability to obtain necessary materials for production or sell products to customers. If such a disruption occurred, the Company may experience lost or delayed sales and profits depending on the duration of the disruption. Key aspects of the Company's program are addressing this uncertainty but its ability to be fully confident of conditions related to third parties is limited. Currently, the Company cannot reasonably estimate the amount of potential lost or delayed sales and profits.

Euro
----
On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union (EMU) will begin a three-year transition phase during which a common currency called the Euro will be adopted as their legal currency. The Euro will then trade on currency exchanges and be available for non-cash transactions. During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The conversion rates between the existing legacy currencies and the Euro will be fixed on January 1, 1999. The legacy currencies will remain legal tender for cash transactions between January 1, 1999 and January 1, 2002 at which time all legacy currencies will be withdrawn from circulation and the new Euro denominated bills and coins will be used for cash transactions.

The Company has several operations within the eleven participating countries that will be utilizing the Euro as their local currency in 1999. Additionally, the Company's operations in other European countries and elsewhere in the world will be conducting business transactions with customers and suppliers that will be denominated in the Euro. The Company has established Euro denominated bank accounts to accommodate Euro transactions.

The Company's exposure to changes in foreign exchange rates may be reduced as a result of the Euro conversion. Conversely, changes in the value of the Euro in US Dollars may have a greater impact because there will be less diversity in the Company's exposure to foreign currencies.

The Company has established a steering committee to review strategic and tactical areas arising from the Euro conversion. The Company has focused immediate efforts on aspects of the Euro conversion that require adjustment or compliance by January 1, 1999. These aspects include transacting business in the Euro, the competitive impact on product pricing and adjustments to billing systems to handle parallel currencies. The Company has determined that these systems have the capability to handle Euro transactions. Continuing analysis and development efforts by the steering committee and project teams at the business units will help ensure that the implementation of the Euro meets the timetable and regulations established by the EMU.

Based on current estimates, the Company does not expect the costs incurred to address the Euro will have a material impact on the financial condition or results of operations.

Forward-Looking Statements
--------------------------
The forward-looking statements in this Form 10-Q relating to fourth quarter restructuring charges, the growth of the Automotive Components and the Industrial and Commercial Controls business segments, the slowdown of the Hydraulics and Other Components business segment, and the operating results of the Semiconductor Equipment business segment, should be used with caution. They are subject to various risks and uncertainties, many of which are outside the control of the Company. Important factors which could cause actual results to differ materially from those in the forward-looking statements include changes in global economic and financial conditions, labor strikes, the markets for the products to which the forward-looking statements relate, costs and disruptions associated with the Year 2000 issue and the impact of the conversion to the Euro currency. The Company assumes no obligation to update these forward-looking statements.

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

     1. On October 8, 1998, the Company filed a Current
        Report on Form 8-K concerning lowering 1998 expectation for sales and earnings of the Semiconductor Equipment Operations (SEO) and a $50 million charge to restructure SEO.

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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  November 12, 1998        /s/ Adrian T. Dillon
                                ----------------------------
                                Adrian T. Dillon
                                Executive Vice President -
                                Chief Financial and Planning
                                Officer; Principal Financial
                                Officer

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