Form 10-K405
period 1998-12-31
EATON CORP
filed 1999-03-19
CIK 31277

United States
                 Securities and Exchange Commission
                      Washington, D.C.  20549


                             Form 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the year ended December 31, 1998

Commission file number 1-1396


                        Eaton Corporation
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Ohio                          34-0196300
-----------------------------------------------------------------
 (State of incorporation)   (I.R.S. Employer Identification No.)

      Eaton Center, Cleveland, Ohio               44114-2584
-----------------------------------------------------------------
 (Address of principal executive offices)         (Zip code)

                          (216) 523-5000
-----------------------------------------------------------------
       (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on
     Title of each class                   which registered
------------------------------       ----------------------------
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1999 was $5.0 billion. As of January 31, 1999, there were 71,724,963 Common Shares outstanding.

             Documents Incorporated By Reference

Portions of the Proxy Statement for the 1999 annual shareholders' meeting are incorporated by reference into Part III.

                             Part I

Item 1.  Business

Eaton Corporation (Eaton or Company), incorporated in 1916, is a global manufacturer of highly engineered products that serve industrial, vehicle, construction, commercial and semiconductor markets. Principal products include electrical power distribution and control equipment, truck drivetrain systems, engine components, hydraulic products, ion implanters and a wide variety of controls. Worldwide sales in 1998 reached $6.63 billion. Headquartered in Cleveland, the Company has 49,500 employees and 155 manufacturing sites in 25 countries around the world. The internet address for Eaton is http://www.eaton.com.

The Company acquired businesses for a combined net cash purchase price of $117 million in 1998. Each of these acquisitions was accounted for by the purchase method of accounting, and, accordingly, the statement of consolidated income includes the results of the acquired businesses from the effective dates of acquisition. The acquisitions included the purchase of G.T. Products for $77 million, which is reported in the Automotive Components segment.

The Company sold businesses for aggregate cash proceeds of $375 million in 1998. The divestitures included the sale of the Axle and Brake business in January and the automotive leaf spring business in April. The sales of these businesses, and adjustments related to businesses sold in prior periods, resulted in a pretax gain of $43 million ($28 million aftertax, or $.38 per Common Share).

In 1998, the Company recorded unusual pretax charges of $111 million ($72 million aftertax, or $.99 per Common Share) which include $101 million to restructure certain business segments and $10 million for a contribution to the Company's charitable trust. The restructuring charges include workforce reductions, inventory and other asset write-downs, plant closing and other costs. Details of these charges and the components, by segment, are discussed further in "Unusual Charges" on pages 25 and 26 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 45 through 52 of this report.


Subsequent Events

On February 1, 1999, the Company announced it had entered into an agreement to acquire all of the outstanding common stock of Aeroquip-Vickers, Inc., for $58 per share in cash, or approximately $1.7 billion, plus the assumption of debt. For 1998, Aeroquip-

Vickers reported sales of $2.15 billion, pretax income of $148 million, and net assets of $569 million. Aeroquip-Vickers is a world leader in the design, manufacture and distribution of engineered components and systems to industrial, aerospace and automotive markets.

Eaton expects to finance approximately 20% of the acquisition through the sale of Common Shares, with the remainder through the issuance of debt. In conjunction with the acquisition, Eaton anticipates recording an acquisition integration charge which has not yet been determined. The acquisition is expected to be completed in April 1999 and will be accounted for as a purchase.

Eaton has important operations in Brazil and recent events have occurred in the Brazilian economy causing the currency to devalue. The real plan, implemented by the Brazilian government in 1995, drastically lowered Brazilian inflation and stabilized the currency. However, on January 15, 1999, in reaction to declining foreign reserves and a loss of confidence in Brazilian fiscal policy, the Brazilian real exchange rate "band" was scrapped, allowing the currency to float freely. Since the currency was allowed to float, it has declined in value. Abandoning the real plan will likely have the effect of weakening the economy in 1999, making the outlook more volatile for inflation and for the currency. The situation will be closely monitored for effects on Eaton's businesses.

Information regarding principal products, net sales, operating profit and long-lived assets by segment and geographic region is presented in "Business Segment and Geographic Region Information" on pages 39 through 43 of this report. Additional information regarding Eaton's segments and business in general is presented below.


Automotive Components

Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. While the EATON and EATON (logomark) trademarks are emphasized in marketing many products within this segment, the Company also markets under a number of other trademarks including EATONITE, DILL, INDUCTALLOY, ULV, SUPERCHARGER (& DESIGN), DYNA-TRAXX, INTELLI-TRAXX, VORAD, SmartCruise, LECTRON, L/P (DESIGN), FleetAdvisor, and FleetCom.

Seasonal Fluctuations - Sales of automotive components are generally reduced in the third quarter of each year as a result of preparations by vehicle manufacturers for the upcoming model year and temporary shut-downs for taking physical inventories.

Competition - Principal methods of competition in this segment are price, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders.

Major Customers - Approximately 56% of this segment's net sales in 1998 were made to divisions and subsidiaries of three large original equipment manufacturers of vehicles, generally concentrated in North America. Eaton has been conducting business with each of these companies for many years. Sales to these companies include a number of different products and different models or types of the same product, sales of which are not dependent upon one another. With respect to many of the products sold, various divisions and subsidiaries of each of the companies are in the nature of separate customers, and sales to one division or subsidiary are not dependent upon sales to other divisions or subsidiaries. One of these customers is a major customer and two are minor customers of the Truck Components segment.


Hydraulics & Other Components

Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. The EATON, EATON (logomark), GEROLER, CHAR-LYNN, ORBIT, ORBITROL, AIRFLEX, FAWICK, TINNERMAN, SPEED NUT, and GOLF PRIDE trademarks are used in connection with marketing products included in this segment.

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders.

Major Customers - Approximately 10% of this segment's net sales in 1998 were made to one customer, which is not a major customer of any other segment.


Industrial & Commercial Controls

Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. The EATON, EATON (logomark), CUTLER-HAMMER, CH (EMBLEM), CH CONTROL (IN MONO BORDER), CH (IN MONO BORDER), SERIES C (& DESIGN), DE-ION, QUICKLAG, DURANT, CHALLENGER, FACTORYMATE, PANELMATE, POW-R-WAY, POW-R-LINE, POW-R-QUICK, POW-R-DESIGNER, ADVANTAGE, ADVANTAGE (& DESIGN), ADVANCED POWER CENTER, MAGNUM, MAGNUM DS, DS, OPTIM, TRI-PAC, IMPACC, and HEINEMANN are some of the more significant trademarks used in connection with marketing products included in this segment. In addition, the Company has the right to use the WESTINGHOUSE trademark in marketing certain products until 2004.

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders.

Major Customers - Approximately 18% of this segment's net sales in 1998 were made to one customer, which is not a major customer of any other segment.


Semiconductor Equipment

Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. Although the EATON and EATON (logomark) trademarks are emphasized in marketing many products within this segment, the Company also markets under several other trademarks, including RapidTherm, GEMINI, FUSION 200, FUSION 300, PHOTOKINETICS, and FUSION SYSTEMS.

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders.

Major Customers - Approximately 16% of this segment's net sales in 1998 were made to two customers, which are not major customers of any other segment.


Truck Components

Patents and Trademarks- Eaton owns, controls, or is licensed under many patents related to this segment. The EATON, EATON (logomark), FULLER, ROADRANGER, AutoShift, EASY-PEDAL PLUS, SOLO, ANGLE-RING, CEEMAT, ANGLE SPRING, LIGHTNING, TOP 2, AMT, SAMT, and S-SERIES trademarks are used in connection with marketing products included in this segment.

Competition - Principal methods of competition in this segment are price, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders.

Major Customers- Approximately 50% of this segment's net sales in 1998 were made to divisions and subsidiaries of three original equipment manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles, generally concentrated in North America. One of these customers is a major customer of the Automotive Components segment.


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

Order Backlog - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of vehicles and trucks are historically subject to month-to-month releases by customers during each model year, such orders are not considered technically firm. In measuring backlog of orders, the Company includes only the amount of such orders released by such customers as of the dates listed. Using this criterion, total backlog at December 31, 1998 and 1997 (in billions) was approximately $1.2 and $1.3, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development - Research and development expenses for new products and improvement of existing products in 1998, 1997 and 1996 (in millions) were $334, $319 and $267, respectively. Over the past five years, the Company has invested approximately $1.4 billion in research and development.

Protection of the Environment - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. The Company continues to modify, on an ongoing, regular basis, certain processes in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in and wastes generated from operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 1999 and 2000. Information regarding the Company's liabilities related to environmental matters is presented in "Protection of the Environment" on page 31 of this report.

Item 2.  Properties

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 155 locations in 25 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which are material to the Company's operations. Eaton's principal research facilities are located in Southfield, Michigan, and Milwaukee, Wisconsin. In addition, certain divisions conduct research in their own facilities.

Management believes that the manufacturing facilities are adequate for operations, and such facilities are maintained in good condition.

Item 3.  Legal Proceedings

None required to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                             Part II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Shares are listed for trading on the New York, Chicago, Pacific and London stock exchanges. Information regarding cash dividends paid and high and low market price per Common Share for each quarter in 1998 and 1997 is presented in "Quarterly Data" on page 62 of this report. At December 31, 1998, there were 13,195 holders of record of the Company's Common Shares. Additionally, 21,364 current and former employees were shareholders through participation in the Company sponsored Share Purchase and Investment Plan.

Item 6.  Selected Financial Data

Information regarding selected financial data is presented in the "Five-Year Consolidated Financial Summary" on page 63 of this report.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and
Results of Operations" is included on pages 45 through 61 of this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Information regarding market risk is included on pages 54 and 55 of this report.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, financial review and the report of independent auditors is presented on pages 17 through 43 of this report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

                            Part III

Item 10.  Directors and Executive Officers of the Registrant

Information contained on pages 5 through 7 in the definitive Proxy Statement dated March 19, 1999, with respect to directors, is incorporated by reference.

A listing of Eaton's officers, their ages and their current positions and offices, as of January 31, 1999 and updated to reflect the election of Randy W. Carson, follows:

     Name             Age  Position (Date elected to position)
-------------------   ---  -----------------------------------
Stephen R. Hardis      63  Chairman and Chief Executive Officer
                           (January 1, 1996 and September 1, 1995,
                           respectively); Director
Alexander M. Cutler    47  President and Chief Operating Officer
                           (September 1, 1995); Director
Gerald L. Gherlein     60  Executive Vice President and General
                           Counsel (September 4, 1991)
Adrian T. Dillon       45  Executive Vice President - Chief
                           Financial and Planning Officer
                           (April 23, 1997)
Brian R. Bachman       53  Senior Vice President and Group
                           Executive - Hydraulics, Semiconductor
                           Equipment and Specialty Controls
                           (September 9, 1998)
Robert J. McCloskey    59  Senior Vice President and Group
                           Executive - Automotive
                           (September 9, 1998)
Thomas W. O'Boyle      56  Senior Vice President and Group
                           Executive - Truck Components
                           (September 9, 1998)
David M. Wathen        46  Senior Vice President and Group
                           Executive - Cutler-Hammer
                           (September 9, 1998)
Randy W. Carson        48  Vice President - Growth Initiatives
                           (February 24, 1999)
Susan J. Cook          51  Vice President - Human Resources
                           (January 16, 1995)
Patrick X. Donovan     63  Vice President - International (April
                           27, 1988)
Earl R. Franklin       55  Secretary and Associate General Counsel
                           (September 1, 1991)
John W. Hushen         63  Vice President - Corporate Affairs
                           (August 1, 1991)
Stanley V. Jaskolski   60  Vice President - Technical Management
                           (October 1, 1990)
Derek R. Mumford       57  Vice President - Information
                           Technologies (April 1, 1992)
Larry M. Oman          57  Vice President - Supplier Resource
                           Management (September 9, 1998)
Robert E. Parmenter    46  Vice President and Treasurer (January 1,
                           1997)

Billie K. Rawot        47  Vice President and Controller (March 1,
                           1991)

All of the officers listed above have served in various capacities with Eaton over the past five years, except for Brian R. Bachman, David M. Wathen, Randy W. Carson, and Susan J. Cook. Prior to joining Eaton, Mr. Bachman was Vice President and General Manager for the Standard Products Business Group of Philips Semiconductor. Earlier in his career, Mr. Bachman was President of the General Semiconductor Industry Unit of Square D Corporation. Prior to joining Eaton, Mr. Wathen was a senior executive with Allied-Signal, Inc. Prior to joining Allied-Signal, Inc., in 1996, Mr. Wathen spent seven years with Emerson Electric Company and twelve years with General Electric. Prior to joining Eaton, Mr. Carson served as senior vice president of Rockwell Automation for six years. Mr. Carson's previous responsibilities with Rockwell included leading the Automation Group of Allen-Bradley, and as executive vice president of the Reliance Electrical Group. Prior to joining Eaton, Ms. Cook was Vice President-Human Resources at Tandem Computers, Inc. Prior to joining Tandem Computers, Inc., in 1988, Ms. Cook had a seventeen-year career in human resources at IBM Corporation.

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

Item 11.  Executive Compensation

Information contained on pages 10 through 20 in the definitive
Proxy Statement dated March 19, 1999, with respect to executive compensation, is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Information contained on pages 20 through 23 of the definitive
Proxy Statement dated March 19, 1999, with respect to security ownership of certain beneficial owners and management, is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

None required to be reported.


                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) (1) (i)	The following consolidated financial statements and
                financial review, included in Item 8, are filed as as a separate section of this report.

                Report of Independent Auditors - Page 17

                Consolidated Balance Sheets - December 31, 1998 and 1997 - Pages 18 and 19

                Statements of Consolidated Income - Years ended
                December 31, 1998, 1997 and 1996 - Page 20

                Statements of Consolidated Cash Flows - Years ended December 31, 1998, 1997 and 1996 - Page 21

                Statements of Consolidated Shareholders' Equity -
                Years ended December 31, 1998, 1997 and 1996 -
                Page 22

                Financial Review - Pages 23 through 43

        (ii)    Summarized financial information for Eaton ETN
                Offshore Ltd. - Page 44

    (2) All schedules for which provision is made in Regulation S-X of the Securities and Exchange
        Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3)	Exhibits

        3(a) Amended Articles of Incorporation (amended and restated as of April 27, 1994) -
                Incorporated by reference to the Form 8-K
                Report dated May 19, 1994

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

                (b)     Executive Strategic Incentive Plan
                        (amended and restated as of June 21,
                        1994, July 25, 1995 and April 21, 1998)
                        (filed as a separate section of this
                        report)

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

                (d) 1991 Stock Option Plan - Incorporated by reference to the definitive Proxy
                        Statement dated March 18, 1991

                (e)     1995 Stock Plan - Incorporated by
                        reference to the definitive Proxy
                        Statement dated March 17, 1995

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

                (h) Form of "Change of Control" Agreement entered into with officers of Eaton Corporation as of November 1, 1996 - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

                (i)     The following are incorporated by
                        reference to the Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 1990:

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

                (k)  Plan for the Deferred Payment of
                     Directors' Fees (amended and restated as of September 24, 1996 and amended effective as of January 1, 1997) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1997

                (l)  Plan for the Deferred Payment of
                     Directors' Fees (originally adopted in
                     1980 and amended effective February 25,
                     1997) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

                (m)  1996 Non-Employee Director Fee Deferral
                     Plan (amended effective January 1, 1997
                     and February 25, 1997) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1997

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

                (p) Eaton Corporation Retirement Plan for Non-Employee Directors (amended and restated January 1, 1996) - Incorporated by Reference to the Annual Report filed on Form 10-K for the year ended December 31, 1997

                (q)  1998 Stock Plan - Incorporated by
                     reference to the definitive Proxy
                     Statement dated March 13, 1998

        21 Subsidiaries of Eaton Corporation (filed as a separate section of this report)

        23 Consent of Independent Auditors (filed as a separate section of this report)

        24 Power of Attorney (filed as a separate section of this report)

(b)	Reports on Form 8-K

                There were no reports on Form 8-K filed during the
              		fourth quarter of 1998.

(c)	Exhibits

                Certain exhibits required by this portion of Item 14 are filed as a separate section of this report.

(d)	Financial Statement Schedules

              		None required to be filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Eaton Corporation
                                    -----------------
                                    Registrant

Date:  March 19, 1999               /s/ Adrian T. Dillon
                                    ----------------------------
                                    Adrian T. Dillon
                                    Executive Vice President--
                                    Chief Financial and Planning
                                    Officer; Principal Financial
                                    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATE:  March 19, 1999


       Signature                           Title
-----------------------   ---------------------------------------


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

          *
-----------------------
Michael J. Critelli       Director



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

                       Eaton Corporation
               1998 Annual Report on Form 10-K
                  Items 6, 7, 7A, 8 & Item 14(c)

                Report of Independent Auditors

    Consolidated Financial Statements and Financial Review

   Summary Financial Information for Eaton ETN Offshore Ltd.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                         Quarterly Data

            Five-Year Consolidated Financial Summary

                           Exhibits

REPORT OF INDEPENDENT AUDITORS
------------------------------

To the Shareholders
Eaton Corporation


We have audited the accompanying consolidated balance sheets of Eaton Corporation and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the summary financial information of Eaton ETN Offshore Ltd. listed in
Item 14(a). These financial statements and summary financial information are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and summary financial information based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related summary financial information, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ Ernst & Young LLP
Cleveland, Ohio
January 19, 1999

Eaton Corporation
Consolidated Balance Sheets                       December 31
                                               -----------------
(Millions)                                       1998       1997
                                                 ----       ----
ASSETS
Current assets
  Cash                                        $    80    $    53
  Short-term investments                           42         37
  Accounts receivable                             885        958
  Inventories                                     707        734
  Deferred income taxes                           152        163
  Other current assets                            116        110
                                              -------    -------
                                                1,982      2,055

Property, plant & equipment
  Land & buildings                                620        622
  Machinery & equipment                         2,767      2,738
                                              -------    -------
                                                3,387      3,360
  Accumulated depreciation                     (1,550)    (1,601)
                                              -------    -------
                                                1,837      1,759

Excess of cost over net assets of businesses
  acquired                                      1,025        966

Other assets                                      821        826
                                              -------    -------
                                              $ 5,665    $ 5,606
                                              =======    =======

The Financial Review on pages 23 to 43 is an integral part of the consolidated financial statements.

Eaton Corporation
Consolidated Balance Sheets                       December 31
                                               ----------------
(Millions)                                       1998       1997
                                                 ----       ----
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                             $   225    $    81
  Current portion of long-term debt               108         23
  Accounts payable                                445        519
  Accrued compensation                            160        180
  Accrued income & other taxes                     74         76
  Other current liabilities                       504        478
                                              -------    -------
                                                1,516      1,357

Long-term debt                                  1,191      1,272

Postretirement benefits other than pensions       557        553

Other liabilities                                 344        353

Shareholders' equity
  Common Shares (71.7 in 1998 and 74.7 in 1997)    36         37
  Capital in excess of par value                  853        844
  Retained earnings                             1,321      1,385
  Accumulated other comprehensive income (loss)  (110)      (148)
  Shares in trust
    Employee Stock Ownership Plan                  (6)       (20)
    Deferred compensation plans                   (37)       (27)
                                              -------    -------
                                                2,057      2,071
                                              -------    -------
                                              $ 5,665    $ 5,606
                                              =======    =======

The Financial Review on pages 23 to 43 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Income                    Year ended December 31
                                                    -------------------------
(Millions except for per share data)                   1998     1997     1996
                                                       ----     ----     ----
Net sales                                           $ 6,625  $ 7,563  $ 6,961

Costs & expenses
  Cost of products sold                               4,759    5,456    5,171
  Selling & administrative                            1,050    1,088      995
  Research & development                                334      319      267
  Purchased in-process research & development                     85
                                                    -------  -------  -------
                                                      6,143    6,948    6,433
                                                    -------  -------  -------
Income from operations                                  482      615      528

Other income (expense)
  Interest expense - net                                (88)     (79)     (79)
  Gain on sales of businesses                            43       91
  Other - net                                            48       41       36
                                                    -------  -------  -------
                                                          3       53      (43)
                                                    -------  -------  -------
Income before income taxes & extraordinary item         485      668      485
Income taxes                                            136      204      136
                                                    -------  -------  -------
Income before extraordinary item                        349      464      349
Extraordinary item                                               (54)
                                                    -------  -------  -------
Net income                                          $   349  $   410  $   349
                                                    =======  =======  =======
Per Common Share - assuming dilution
  Income before extraordinary item                  $  4.80  $  5.93  $  4.46
  Extraordinary item                                            (.69)
                                                    -------  -------  -------
  Net income                                        $  4.80  $  5.24  $  4.46
                                                    =======  =======  =======
  Average number of Common Shares outstanding          72.7     78.2     78.2

Per Common Share - basic
  Income before extraordinary item                  $  4.89  $  6.05  $  4.50
  Extraordinary item                                            (.71)
                                                    -------  -------  -------
  Net income                                        $  4.89  $  5.34  $  4.50
                                                    =======  =======  =======
  Average number of Common Shares outstanding          71.4     76.8     77.4

Cash dividends paid per Common Share                $  1.76  $  1.72  $  1.60


The Financial Review on pages 23 to 43 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Cash Flows                  Year ended December 31
                                                     -------------------------
(Millions)                                              1998     1997     1996
                                                        ----     ----     ----
Net cash provided by operating activities
Income before extraordinary item                     $   349  $   464  $   349
Adjustments to reconcile to net cash provided by
  operating activities
    Depreciation                                         259      285      270
    Amortization                                          72       57       50
    Deferred income taxes                                 94       31      (12)
    Long-term assets and liabilities, & other
      non-cash items in income                           (33)     (14)       3
    Write-off of purchased in-process research &
      development                                                  85
    Gain on sales of businesses                          (43)     (91)
    Changes in operating assets & liabilities,
      excluding acquisitions & sales of businesses
        Accounts receivable                              (11)    (106)     (32)
        Inventories                                      (38)     (53)      36
        Accounts payable & other accruals                 (3)     140       42
    Other - net                                           (4)     (35)
                                                     -------  -------  -------
                                                         642      763      706

Net cash used in investing activities
Acquisitions of businesses, less cash acquired          (117)    (387)    (151)
Sales of businesses                                      375      329
Expenditures for property, plant & equipment            (483)    (438)    (347)
Other - net                                              (56)     (35)      (7)
                                                     -------  -------  -------
                                                        (281)    (531)    (505)

Net cash used in financing activities
Borrowings with original maturities of more than
  three months
    Proceeds                                           1,409      425      169
    Payments                                            (982)    (570)    (148)
Borrowings with original maturities of less than
  three months - net                                    (303)     356      (87)
Proceeds from exercise of stock options                   17       36       18
Cash dividends paid                                     (126)    (133)    (124)
Purchase of Common Shares                               (349)    (315)     (63)
                                                     -------  -------  -------
                                                        (334)    (201)    (235)
                                                     -------  -------  -------
Total increase (decrease) in cash                         27       31      (34)
Cash at beginning of year                                 53       22       56
                                                     -------  -------  -------
Cash at end of year                                  $    80  $    53  $    22
                                                     =======  =======  =======

The Financial Review on pages 23 to 43 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Shareholders' Equity

                                                                                               Shares in trust
                                                                                Accumulated   ------------------       Total
                                   Common Shares     Capital in                       other             Deferred       share-
                                   -------------      excess of   Retained    comprehensive            compensa-     holders'
                                   Shares   Amount    par value   earnings    income (loss)   ESOP    tion plans      equity
                                   ------   ------    ---------   --------    -------------   ----   -----------    --------
Balance at January 1, 1996           77.6      $39         $812     $1,227            $(50)   $(53)                   $1,975
Net income                                                             349                                               349
Other comprehensive income                                                             (17)                              (17)
                                                                                                                      ------
Total comprehensive income                                                                                               332

Cash dividends paid, net of
  Employee Stock Ownership
  Plan (ESOP) tax benefit                                             (123)                                             (123)
Issuance of shares under
  employee benefit plans,
  including tax benefit                .5                    23         (1)                                               22
Purchase of shares                   (1.1)                  (12)       (51)                                              (63)
Shares allocated to employees                                                                   17                        17
Issuance of shares to trust            .1                     7                                              $(7)
                                     ----      ---         ----     ------             ----   ----           ---      ------
Balance at December 31, 1996         77.1       39          830      1,401             (67)    (36)           (7)      2,160
Net income                                                             410                                               410
Other comprehensive income                                                             (81)                              (81)
                                                                                                                      ------
Total comprehensive income                                                                                               329

Cash dividends paid, net of
  ESOP tax benefit                                                    (132)                                             (132)
Issuance of shares under
  employee benefit plans,
  including tax benefit                .9                    47         (2)                                               45
Put option obligation, net                                  (18)                                                         (18)
Purchase of shares                   (3.7)      (2)         (40)      (292)                                             (334)
Shares allocated to employees                                                                   16                        16
Issuance of shares to trust            .2                    20                                              (20)
Other                                  .2                     5                                                            5
                                     ----      ---         ----     ------            ----    ----           ---      ------
Balance at December 31, 1997         74.7       37          844      1,385            (148)    (20)          (27)      2,071
Net income                                                             349                                               349
Other comprehensive income                                                              38                                38
                                                                                                                      ------
Total comprehensive income                                                                                               387

Cash dividends paid, net of
  ESOP tax benefit                                                    (126)                                             (126)
Issuance of shares under
  employee benefit plans,
  including tax benefit                .5                    25         (1)                                               24
Put option obligation, net                                   16                                                           16
Purchase of shares                   (3.7)      (1)         (42)      (286)                                             (329)
Shares allocated to employees                                                                   14                        14
Issuance of shares to trust            .2                    10                                              (10)
                                     ----      ---         ----     ------            ----    ----           ---      ------
Balance at December 31, 1998         71.7      $36         $853     $1,321           $(110)    $(6)         $(37)     $2,057
                                     ====      ===         ====     ======           =====    ====          ====      ======

The Financial Review on pages 23 to 43 is an integral part of the consolidated financial statements.

FINANCIAL REVIEW
----------------
All references to net income per Common Share assume dilution, unless otherwise indicated.


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

Depreciation and Amortization
-----------------------------
Depreciation and amortization are computed by the straight-line method for financial statement purposes. Cost of buildings is depreciated over forty years and machinery and equipment over principally three to ten years. Intangible assets primarily consist of patents, trademarks, tradenames and software which are amortized over a range of five to forty years. Excess of cost over net assets of businesses acquired is amortized over a range of five to forty years. Excess of cost over net assets of businesses acquired and certain other long-lived assets are reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets.

Financial Instruments
---------------------
The Company selectively uses straightforward, nonleveraged financial instruments as part of foreign exchange and interest rate risk management programs. Financial instruments are not bought and sold solely for trading purposes, except for nominal amounts authorized under limited, controlled circumstances. Credit loss has never been experienced, and is not anticipated, as the counterparties to various financial instruments are major international financial institutions with strong credit ratings and due to control over the limit of positions entered into with any one party. Although financial instruments are an integral part of the Company's risk management programs, their incremental effect on financial condition and results of operations is not material.

The Company and its subsidiaries, operating in Canada, Europe, Latin America and the Pacific Region, are exposed to fluctuations in foreign currencies in the normal course of business. Foreign currency forward exchange contracts and options are used to reduce exposure to foreign currency fluctuations. Accrued gains or losses on those financial instruments which hedge net investments in subsidiaries outside the United States are recorded in shareholders' equity. Gains or losses on those financial instruments which hedge specific transactions are deferred and subsequently recognized in net income when the gains or losses on the hedged foreign currency transaction are recognized in net income. Cash premiums and discounts related to these financial instruments are amortized to other income-net over the life of the respective agreement.

In the normal course of business, the Company's operations are also exposed to fluctuations in interest rates. Interest rate swaps and caps, and forward interest rate agreements, are used to reduce the cost of, and exposure to, interest rate fluctuations. Accrued gains or losses on interest rate swaps and caps are included in interest expense since they hedge interest on debt. Gains and losses on forward interest rate agreements are deferred and subsequently recognized in net income when interest expense on the hedged debt is recognized in net income. Cash premiums related to interest rate caps are amortized to interest expense over the life of the respective agreement.

Options for Common Shares
-------------------------
The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25 to account for stock options granted to employees to purchase Common Shares. Under this method, no compensation expense is recognized on the grant date, since on that date the option price equals the market price of the underlying Common Shares.

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


SUBSEQUENT EVENT (Unaudited)
---------------------------
On February 1, 1999, the Company announced it had entered into an agreement to acquire all of the outstanding common stock of Aeroquip-Vickers, Inc., for $58 per share in cash, or approximately $1.7 billion, plus the assumption of debt. For 1998, Aeroquip-Vickers reported sales of $2.15 billion, pretax income of $148 million, and net assets of $569 million. Aeroquip-Vickers is a world leader in the design, manufacture and distribution of engineered components and systems to industrial, aerospace and automotive markets.

Eaton expects to finance approximately 20% of the acquisition through the sale of Common Shares, with the remainder through the issuance of debt. In conjunction with the acquisition, Eaton anticipates recording an acquisition integration charge which has not yet been determined. The acquisition is expected to be completed in April 1999 and will be accounted for as a purchase.


UNUSUAL CHARGES
---------------
In 1998, the Company recorded unusual pretax charges of $111 million ($72 million aftertax, or $.99 per Common Share) which include $101 million to restructure certain business segments and $10 million for a contribution to the Company's charitable trust. Components of the 1998 restructuring charges, included in income from operations, are as follows (in millions):

                       Original                  Balance remaining
                        charges    Utilized   at December 31, 1998
                       --------    --------   --------------------
Workforce reductions       $ 41        $ (9)          $ 32
Inventory & other
  asset write-downs          46         (46)             0
Plant closing & other        14          (7)             7
                           ----        ----           ----
                           $101        $(62)          $ 39
                           ====        ====           ====

The charge for workforce reductions primarily represents severance and other related benefit payments for the expected termination of approximately 3,000 employees, primarily manufacturing personnel. As of December 31, 1998, approximately 900 have been terminated. The balance remaining at the end of 1998 will be substantially utilized in 1999.

The principal business affected by the restructuring is the Semiconductor Equipment segment. Due to the collapse of the semiconductor equipment industry, the Company took actions to restructure the segment that amounted to $43 million of the $101 million charge noted above. Approximately $8 million represents workforce reductions and $30 million represents inventory and other asset write-downs. The workforce reductions primarily relate to the closing of the Austin, Texas plant, although workforce reductions will also occur at other locations. The charge for asset write-downs primarily relates to inventory, which was written down to estimated market value, and approximately $2 million to write-down the Austin plant to estimated selling price. The write-down of inventory is included in cost of products sold.

The remaining $58 million of the $101 million restructuring charge primarily relates to workforce reductions, inventory write-downs, and other costs in the Automotive Components, Industrial and Commercial Controls, and Truck Components segments. Certain plants in these segments will be closed and production is being consolidated into other existing facilities in an effort to reduce costs.

In order to restructure certain business segments, the Company also recorded pretax charges of $24 million in 1997 ($15 million aftertax, or $.19 per Common Share) and $50 million in 1996 ($32 million aftertax, or $.41 per Common Share). These charges related to workforce reductions, asset write-downs and other costs.


ACQUISITIONS OF BUSINESSES
--------------------------
The Company acquired businesses for a combined net cash purchase price (in millions) of $117, $387, and $151 in 1998, 1997 and 1996, respectively. Each of these acquisitions was accounted for by the purchase method of accounting, and, accordingly, the statements of consolidated income include the results of the acquired businesses from the effective dates of acquisition.

In 1998, G.T. Products was acquired for $77 million and is reported in the Automotive Components segment. Acquisitions in 1997 included the purchase of Dana Corporation's Spicer Clutch business for $180 million, which is reported in the Truck Components segment, and Fusion Systems Corporation for $203 million, which is reported in the Semiconductor Equipment segment. In 1996, CAPCO Automotive Products Corporation was acquired for $135 million and is reported in the Truck Components segment.

The purchase price allocation for Fusion Systems included $85 million for purchased in-process research and development which was determined through an independent valuation. This amount was expensed at the date of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. Therefore, 1997 results include the write-off of $85 million for purchased in-process research and development, with no income tax benefit, or $1.09 per Common Share.


DIVESTITURES OF BUSINESSES
--------------------------
The Company sold businesses for aggregate cash proceeds of $375 million in 1998. The divestitures included the sale of the Axle and Brake business in January and the automotive leaf spring business in April. The sales of these businesses, and adjustments related to businesses sold in prior periods, resulted in a pretax gain of $43 million ($28 million aftertax, or $.38 per Common Share).

The Company also sold businesses for aggregate cash proceeds of $329 million in 1997. The divestitures included the sale of the majority of the stock of AIL Systems in October and the worldwide Appliance Controls business in December. The sales of these businesses resulted in a pretax gain of $91 million ($69 million aftertax, or $.88 per Common Share).

The operating results of these businesses are reported in business segment information as divested operations.


DEBT AND OTHER FINANCIAL INSTRUMENTS
------------------------------------
The Company's subsidiaries outside the United States have lines of credit, primarily short-term, aggregating $65 million from various banks worldwide. At December 31, 1998, $42 million was outstanding under these lines of credit.

Long-term debt at December 31, excluding the current portion, follows
(in millions):
                                              1998       1997
                                              ----       ----
6-3/8% notes due 1999
  (effective interest rate 4.8%)                       $  100
9% notes due 2001                           $  100        100
8% debentures due 2006                          86         86
8.9% debentures due 2006                       100        100
8.1% debentures due 2022                       100        100
7-5/8% debentures due 2024
  (effective interest rate 7.1%)               100        100
6-1/2% debentures due 2025
  (due 2005 at option of debenture holders)    150        150
Commercial paper                               500        500
Other (effective interest rate 9.5%)            55         36
                                            ------     ------
                                            $1,191     $1,272
                                            ======     ======

In the second quarter of 1998, the Company terminated existing credit agreements and entered into a $1 billion credit facility with a series of banks; $500 million with a five-year term and $500 million with a 364-day term. These lines of credit provide funds for working capital and general corporate purposes. Commercial paper of $500 million is classified as long-term debt because the Company intends, and has the ability under the five-year credit agreement, to refinance these notes on a long-term basis.

The weighted-average interest rate on short-term borrowings, including commercial paper classified in long-term debt, was 6.0% at December 31, 1998 and 1997.

Aggregate mandatory sinking fund requirements and annual maturities of long-term debt are as follows (in millions): 1999, $108; 2000, $11; 2001, $103; 2002, $0; and 2003, $500.

Interest capitalized as part of the acquisition or construction of major fixed assets (in millions) was $16 in 1998, $12 in 1997 and $8 in 1996. Interest paid (in millions) was $116 in 1998, $97 in 1997 and $96 in 1996.

The carrying values of cash, short-term investments and short-term debt in the Consolidated Balance Sheet approximate their estimated fair values. The estimated fair values of other financial instruments outstanding at December 31 are as follows (in millions):

                                      1998                      1997
                          --------------------------   -----------------------
                          Notional  Carrying   Fair   Notional  Carrying   Fair
                            amount    amount  value     amount    amount  value
                          --------   -------  -----   --------  --------  -----
Marketable debt securitie                $66    $66                  $62    $62
Long-term debt, current
  portion of long-term
  debt & foreign
  currency principal swaps            (1,299)(1,384)              (1,295)(1,373)
Foreign currency forward
  exchange contracts &
  options                     $ 11        (3)    (3)      $112       (27)   (27)
Interest rate swaps
  Fixed to floating             36                          66                1
  Floating to fixed            103               (5)         9
  Fixed to fixed                40                          90         1
Forward interest rate
  agreement                    200               (9)

The estimated fair values of financial instruments are principally based on quoted market prices. The fair value of foreign currency forward exchange contracts and options, which primarily mature in 1999, and foreign currency principal and interest rate swaps are estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.


EXTRAORDINARY ITEM
------------------
On December 30, 1997, the Company redeemed the $200 million of 7% debentures due 2011. The aftertax extraordinary loss on this redemption, including the write-off of debt issue costs, was $54 million, or $.69 per Common Share ($88 million before income taxes).


PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
----------------------------------------------
The Company has non-contributory defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. In the event of a change in control of the Company, excess pension plan assets of North American operations may be dedicated to funding of health and welfare benefits of employees and retirees.

Components of plan obligations and assets, and the recorded asset
(liability) at December 31 are as follows (in millions):
                                                                     Other
                                                            postretirement
                                  Pension benefits                benefits
                                  ----------------         ---------------
                                    1998      1997          1998      1997
                                    ----      ----          ----      ----
Benefit obligation at beginning
  of year                        $(1,567)  $(1,627)      $  (737)  $  (705)
Service cost                         (58)      (64)          (12)      (13)
Interest cost                        (98)     (111)          (49)      (49)
Effect of divestitures                99       162            14        56
Actuarial loss                      (132)      (55)          (33)      (64)
Benefits paid                        161       144            51        55
Other                                 (7)      (16)           (3)      (17)
                                 -------   -------       -------   -------
Benefit obligation at end
  of year                        $(1,602)  $(1,567)      $  (769)  $  (737)
                                 -------   -------       -------   -------
Fair value of plan assets at
  beginning of year              $ 2,024   $ 1,939
Actual return on plan assets         222       375
Employer contributions                16        17       $    48   $    52
Settlement cost                      (29)       (3)
Effect of divestitures               (62)     (171)
Benefits paid                       (161)     (144)          (51)      (55)
Other                                 (6)       11             3         3
                                 -------   -------       -------   -------
Fair value of plan assets at
   end of year                   $ 2,004   $ 2,024       $     0   $     0
                                 -------   -------       -------   -------
Pension plan assets in excess of
  benefit obligations            $   402   $   457
Obligations with no plan assets                          $  (769)  $  (737)
Unamortized
  Net (gain) loss                   (290)     (395)          204       184
  Prior service cost                  34        32           (21)      (29)
Other                                (15)      (19)
                                 -------   -------       -------   -------
Recorded asset (liability)       $   131   $    75       $  (586)  $  (582)
                                 =======   =======       =======   =======

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets (in millions) were $230, $206 and $118, respectively, as of December 31, 1998 and $211, $186 and $89, respectively, as of December 31, 1997.

The components of net periodic benefit income (cost) for the years ended December 31 are as follows (in millions):
                                       Pension benefits
                                  -------------------------
                                    1998     1997     1996
                                    ----     ----     ----
Service cost                      $  (58)  $  (64)  $  (58)
Interest cost                        (98)    (111)    (105)
Expected return on plan assets       158      164      147
Other                                 (4)                3
                                  ------   ------   ------
                                      (2)     (11)     (13)
Curtailment gain (loss)                8       (1)
Settlement gain                       41       68        6
                                  ------   ------   ------
                                  $   47   $   56   $   (7)
                                  ======   ======   ======


                               Other postretirement benefits
                               -----------------------------
                                    1998     1997     1996
                                    ----     ----     ----
Service cost                      $  (12)  $  (13)  $  (12)
Interest cost                        (49)     (49)     (47)
Net amortization                      (2)       3        5
                                  ------   ------   ------
                                     (63)     (59)     (54)
Curtailment gain                       1       16
Settlement loss                       (5)     (12)
                                  ------   ------   ------
                                  $  (67)  $  (55)  $  (54)
                                  ======   ======   ======

The curtailment and settlement gains and losses relate primarily to the sales of the Axle and Brake and Appliance Controls businesses, and AIL Systems.

Actuarial assumptions used in the calculation of the recorded asset
(liability) are as follows:

                                           1998      1997
                                           ----      ----
Discount rate                              6.50%     7.00%
Return on pension plan assets             10.00%    10.00%
Rate of compensation increase              3.95%     4.50%
Projected health care cost trend rate      7.00%     8.00%
Ultimate health care trend rate            4.25%     4.75%
Year ultimate health care trend rate
   is achieved                             2003      2002

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in millions):

                         1% Increase       1% Decrease
                         -----------       -----------
1998 benefit cost           $  3              $ (3)
Recorded liability
  at December 31, 1998        40               (36)


PROTECTION OF THE ENVIRONMENT
-----------------------------
The Company has several policies in place to ensure that its operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. For example, each facility has a person responsible for environmental, health and safety (EHS) matters. The Company routinely reviews EHS performance at each of its facilities; and, continuously strives to minimize the generation of hazardous waste at its facilities.

As a result of past operations, the Company is involved in remedial response and voluntary environmental cleanup activities at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites.

A number of factors affect the cost of environmental remediation, including the number of parties involved at many sites, the determination of the extent of contamination, the length of time that remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, the Company has estimated (without discounting) costs of remediation, which will be incurred over a period of several years. The Company accrues an amount equal to the best estimates of these costs when it is probable that a liability has been incurred. At December 31, 1998 and 1997, the consolidated balance sheet included an accrual for these costs (in millions) of $32 and $33, respectively. The Company has rights of recovery from non-affiliated parties as to a portion of these costs with regard to several of the sites.

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


SHAREHOLDERS' EQUITY
--------------------
There are 300 million Common Shares authorized ($.50 par value per share). At December 31, 1998, there were 8.6 million Common Shares held in treasury and 13,195 holders of record of Common Shares. Additionally, 21,364 current and former employees were shareholders through participation in the Company sponsored Share Purchase and Investment Plan.

Under the Share Purchase and Investment Plan (SPIP) for United States operations, eligible participating employees may choose to contribute up to 17% of their eligible compensation. The Company matches employee contributions up to 6% of a participant's eligible compensation as limited by United States income tax regulations. The matching contribution, which is determined each quarter based on net income per Common Share-basic, ranges from 25% to 100% of a participant's contribution and is invested in the Company's Common Shares.

The Company has prefunded, through early 1999, a portion of anticipated matching contributions to the SPIP by creating an Employee Stock Ownership Plan (ESOP) under the SPIP and selling 5 million Common Shares for $150 million to the ESOP. The shares held by the ESOP which have not yet been allocated to employee accounts are included in shareholders' equity as "Shares in trust-ESOP" and the notes payable of the ESOP, which are guaranteed by the Company, are included in current portion of long-term debt. Unallocated shares in the ESOP are released at historical cost based on the ratio of the annual principal payment on the notes payable compared to the original principal amount of the notes payable and allocated to employee accounts. Cash dividends paid on shares in the ESOP are charged against retained earnings and, along with Company contributions, are used to repay the principal and interest due on the notes payable. Unallocated shares in the ESOP, which are considered outstanding for purposes of computing net income per Common Share, at the end of 1998 and 1997 were 170,000 and 800,000, respectively. Compensation expense related to the SPIP match, including the effect of shares released by the ESOP at historical cost, (in millions) was $9 in 1998, $6 in 1997 and $10 in 1996.

The Company has plans which permit eligible employees and directors to defer a portion of their compensation. The Company has deposited $77 million of marketable securities and Common Shares into a trust to fund a portion of these liabilities. The marketable securities are included in other assets and the Common Shares are included in shareholders' equity.

Stock Options
-------------
Stock options have been granted to certain employees, under various plans, to purchase the Company's Common Shares at prices equal to fair market value as of date of grant. Historically, the majority of these options vest ratably during the three-year period following the date of grant and expire ten years from date of grant.

During 1998 and 1997, the Company granted .6 million and 1.9 million special performance-vested stock options, respectively, in lieu of the more standard options. These options become exercisable when the Company achieves certain net income and Common Share price targets. If these targets are not achieved, these options become exercisable ten days before the expiration of their ten-year term. Half of the options granted in 1997 became exercisable during 1997 when the initial Common Share price target of $85 was achieved.

A summary of stock option activity follows (shares in millions):
                               1998             1997              1996
                         --------------   --------------  ----------------
                        Average          Average           Average
                          price            price             price
                            per              per               per
                          share  Shares    share  Shares     share  Shares
                         ------- ------   ------- ------    ------  ------
Outstanding, January 1   $55.85    6.8    $44.32    5.0     $41.12    4.6
Granted                   87.81    1.2     73.07    2.8      53.10    1.1
Exercised                 43.40    (.4)    43.49    (.9)     33.57    (.6)
Canceled                  71.11    (.1)    59.85    (.1)     51.79    (.1)
                                   ---              ---               ---
Outstanding, December 31 $61.46    7.5    $55.85    6.8     $44.32    5.0
                                   ===              ===               ===

Exercisable, December 31 $51.91    4.8    $49.71    4.5     $41.42    3.7

Reserved for future
  grants, December 31               .4              1.5               4.2

The following table summarizes information about stock options outstanding at December 31, 1998 (shares in millions):
                                              Weighted-     Weighted-
                                               average       average
                                             remaining      exercise
Range of exercise                 Number   contractual     price per
  prices per share           outstanding   life (years)        share
---------------------------------------------------------------------
$24.15 - $39.99                      1.5           2.8        $33.12
$40.00 - $49.99                       .8           6.1         48.56
$50.00 - $69.99                      1.6           6.3         55.42
$70.00 - $79.99                      2.4           8.1         71.82
$80.00 - $100.91                     1.2           9.1         89.54

The following table summarizes information about stock options that are exercisable at December 31, 1998 (shares in millions):
                                             Weighted-
                                              average
                                             exercise
Range of exercise prices          Number    price per
  per share                  exercisable        share
-----------------------------------------------------
$24.15 - $39.99                      1.5       $33.12
$40.00 - $49.99                       .8        48.56
$50.00 - $69.99                      1.3        55.38
$70.00 - $79.99                      1.1        71.82
$80.00 - $100.91                      .1        89.11

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for
Stock-Based Compensation". If the Company accounted for its stock options under the fair value method of SFAS No. 123, net income (in millions) and net income per Common Share would have been as indicated below:


                                         1998     1997    1996
                                         ----     ----    ----
Net income
  As reported                           $ 349    $ 410   $ 349
  Assuming fair value method              338      390     343

Net income per Common Share-assuming
  dilution
    As reported                         $4.80    $5.24   $4.46
    Assuming fair value method           4.65     4.99    4.38

Net income per Common Share-basic
  As reported                           $4.89    $5.34   $4.50
  Assuming fair value method             4.73     5.08    4.43

The fair value of each option grant was estimated using the Black-
Scholes option pricing model with the following assumptions:
                          1998             1997             1996
                          ----             ----             ----
Dividend yield              3%               3%               3%
Expected volatility        22%              22%              23%
Risk-free interest rate   5.5% to 5.7%     6.0% to 6.7%     5.3% to 6.3%
Expected option life      4, 5 or 6 years  4, 5 or 6 years  4 years
Weighted-average per
  share fair value of
  options granted
  during the year       $18.73           $16.84           $10.27

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

Comprehensive Income
--------------------
In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for reporting comprehensive income and its components; the adoption of SFAS No. 130 has no impact on the Company's net income or shareholders' equity. The components of accumulated other comprehensive income (loss) as reported in the Statement of Consolidated Shareholders' Equity are as follows (in millions):

                                                      Unrealized
                                        Foreign       gain (loss)
                                       currency     on available
                                    translation         for sale
                                    adjustments       securities      Total
                                    -----------       ----------      -----
Balance at January 1, 1996                $ (55)           $   5      $ (50)
1996 adjustment, net of income taxes        (13)              (4)       (17)
                                          -----            -----      -----
Balance at December 31, 1996                (68)               1        (67)
1997 adjustment, net of income taxes        (79)             (10)       (89)
Recognition in income of adjustment
  related to divested businesses              8                           8
                                          -----            -----      -----
Balance at December 31, 1997               (139)              (9)      (148)
1998 adjustment, net of income taxes         (2)               6          4
Recognition in income of adjustment
  related to divested businesses             34                          34
                                          -----            -----      -----
Balance at December 31, 1998              $(107)           $  (3)     $(110)
                                          =====            =====      =====

INCOME TAXES
------------
For financial statement reporting purposes, income before income taxes (in millions), based on the geographical location of the operation to which such earnings are attributable, is summarized below. Certain foreign operations are branches of Eaton Corporation and are, therefore, subject to United States as well as foreign income tax regulations. As a result, pretax income by location and the components of income tax expense by taxing jurisdiction are not directly related.

                                         Income before income taxes
                                         --------------------------
                                             1998    1997    1996
                                             ----    ----    ----
United States                                $455    $457    $385
Non-United States                              64     219     100
Write-off of foreign currency
  translation adjustments related
  to divested businesses                      (34)     (8)
                                             ----    ----    ----
                                             $485    $668    $485
                                             ====    ====    ====

                             Page 36

Income tax expense for the years ended December 31 follows (in millions):
                                             1998    1997    1996
                                             ----    ----    ----
Current
  United States
    Federal                                  $(11)   $ 99    $ 81
    State & local                               9      14      21
  Non-United States                            42      42      34
                                             ----    ----    ----
                                               40     155     136
Deferred
  United States
    Federal                                    90      20      (5)
    State & local                                       5
  Non-United States
    Reduction of valuation allowance
      for deferred income tax assets                   (4)
    Operating loss carryforwards               (1)     15      11
    Other                                       7      13      (6)
                                             ----    ----    ----
                                               96      49       0
                                             ----    ----    ----
                                             $136    $204    $136
                                             ====    ====    ====

Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate for the years ended
December 31 follow (in millions):
                                               1998
                                           -------------     1997     1996
                                           Amount   Rate     Rate     Rate
                                           ------   ----     ----     ----
Income taxes at the United States
  statutory rate                             $170   35.0%    35.0%    35.0%
Write-off of purchased in-process
  research & development                                      4.5
State & local income taxes                      7    1.5      2.9      2.9
Possessions credit related to Puerto
  Rican operations                            (40)  (8.2)    (5.7)    (7.2)
Credit for increasing research activities     (13)  (2.7)    (3.3)     (.6)
Book/tax basis difference related to
  sales of businesses                          11    2.1     (1.9)
Foreign source income                           1     .3       .2     (2.6)
Other--net                                                   (1.2)      .7
                                             ----   ----     ----     ----
                                             $136   28.0%    30.5%    28.2%
                                             ====   ====     ====     ====

                             Page 37

Significant components of current and long-term deferred income taxes at December 31 follow (in millions):

                                    Current  Long-term    Long-term
                                     assets     assets  liabilities
                                    -------  ---------  -----------
1998
Accruals & other adjustments
  Employee benefits                    $ 43       $  2         $187
  Depreciation & amortization            (4)       (20)        (233)
  Other                                  99         10           24
Operating loss carryforwards of
  non-United States subsidiaries          6         50            4
Other items                               8         23            2
Valuation allowance                                (50)
                                       ----       ----         ----
                                       $152       $ 15         $(16)
                                       ====       ====         ====
1997
Accruals & other adjustments
  Employee benefits                    $ 45       $225         $(11)
  Depreciation & amortization            (6)      (189)         (13)
  Other                                 109         49            4
Operating loss carryforwards of
  non-United States subsidiaries          4         58            2
Other items                              11         15            7
Valuation allowance                                (52)
                                       ----       ----         ----
                                       $163       $106         $(11)
                                       ====       ====         ====

At December 31, 1998, certain non-United States subsidiaries had operating loss carryforwards aggregating $158 million. Carryforwards of $133 million have no expiration dates and the balance expires at various dates from 1999 through 2005.

The Company has manufacturing facilities in Puerto Rico which operate under United States tax law incentives that will no longer be available after 2005.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $484 million at December 31, 1998, since the earnings retained have been reinvested by the subsidiaries. If distributed, such remitted earnings would be subject to withholding taxes but substantially free of United States income taxes.

Worldwide income tax payments in 1998, 1997 and 1996 (in millions) were $30, $163 and $154, respectively.

OTHER INFORMATION
-----------------

Accounts Receivable
-------------------
Accounts receivable are net of an allowance for doubtful accounts (in millions) of $14 at the end of 1998 and $15 at the end of 1997.

Inventories
-----------

The components of inventories at December 31 follow (in millions):
                                              1998       1997
                                              ----       ----
Raw materials                                 $282       $258
Work in process                                297        330
Finished goods                                 197        235
                                              ----       ----
Gross inventories at FIFO                      776        823
Excess of current cost over LIFO cost          (69)       (89)
                                              ----       ----
Net inventories                               $707       $734
                                              ====       ====

Gross inventories accounted for using the LIFO method (in millions) were $389 at the end of 1998 and $422 at the end of 1997.

Excess of Cost Over Net Assets of Businesses Acquired
-----------------------------------------------------
Accumulated amortization of excess of cost over net assets of businesses acquired (in millions) was $184 at the end of 1998 and $148 at the end of 1997.

Investments in Life Insurance
-----------------------------
The Company has company-owned life insurance policies insuring the lives of a portion of active United States employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. At December 31, 1998 and 1997, the investment in the policies included in other assets (in millions) was $21 and $13, net of policy loans of $345 and $346, respectively. Net life insurance expense (in millions) of $7 in 1998, $8 in 1997 and $9 in 1996, including interest expense of $33 in 1998 and 1997 and $35 in 1996 is included in selling and administrative expense.

Lease Commitments
-----------------
Minimum rental commitments for 1999 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are $75 million and decline substantially thereafter.

Rental expense in 1998, 1997 and 1996 (in millions) was $90, $78 and $71, respectively.

Net Income per Common Share
---------------------------

The calculation of net income per Common Share-assuming dilution and basic follows:
(Millions except for per share data)       1998     1997     1996
                                           ----     ----     ----
Net income                                $ 349    $ 410    $ 349
                                          =====    =====    =====

Average number of Common Shares
  outstanding - assuming dilution          72.7     78.2     78.2
Less dilutive effect of stock options       1.3      1.4       .8
                                           ----     ----     ----
Average number of Common Shares
  outstanding - basic                      71.4     76.8     77.4
                                           ====     ====     ====
Net income per Common Share
  Assuming dilution                       $4.80    $5.24    $4.46
  Basic                                    4.89     5.34     4.50

Employee stock options to purchase 3.7 million Common Shares were outstanding at the end of 1998 but were not included in the computation of net income per Common Share-assuming dilution, since they would have had an antidilutive effect on earnings per share.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. The Company must adopt the standard by the first quarter of fiscal year 2000. SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company expects that the adoption of the standard will have an immaterial effect on earnings and financial position.


BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
---------------------------------------------------
The Company is a global manufacturer of highly engineered products which serve the industrial, vehicle, construction, commercial and semiconductor markets with operations located in 25 countries.

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and restated 1997 and 1996 segment information to conform to the new standard. The Company's new segments are based on the way that management aggregates products and business units for making operating decisions and assessing performance. Major products included in each segment and other information follows.

Automotive Components
---------------------
Valve train systems, intake and exhaust valves, lash compensation lifters and lash adjusters, cylinder heads, viscous fan drives, plastic cooling fans and shrouds, superchargers, limited slip and locking differentials, transmission dampers, precision gear forgings, air control valves, climate controls, convenience switches (for power windows, door locks, mirrors, lights, etc.), engine sensors, mirror actuators, transmission controls, keyless entry systems, daytime running lamps, speed-sensitive steering systems, on-board vapor recovery valves, check valves, fuel level sensors, pressure control valves, intelligent cruise control systems, collision warning systems, and transportation logistics management systems

Hydraulics and Other Components
-------------------------------
Hydraulic pumps, motors, valves, cylinders, power steering units, transaxles and transmissions, fasteners for automotive and other commercial products, clutches and brakes for industrial machines, and golf grips

Industrial and Commercial Controls
----------------------------------
To control and protect electric motors -- drives, contactors, starters, and other motor control products; position sensing -- a wide range of sensors; to control machine logic -- automation personal computers and programmable logic controllers; to permit human interface with machines -- a full range of operator interface hardware and software; to manage distribution of electricity in homes, businesses and industrial facilities -- vacuum interrupters, a wide range of circuit breakers and a variety of power distribution and control assemblies and components; to support customer power and control system requirements -- engineering systems and diagnostic and support services; for aerospace, commercial and military applications -- actuators, thermal circuit breakers, cockpit controls, illuminated displays, integrated displays and panels, relays and valves, power control and conversion equipment

Semiconductor Equipment
-----------------------
High- and medium- current implanters and high-energy implanters; integrated implant products and services that deliver the lowest cost of ownership and contamination-free production of semiconductor devices, including those requiring special capabilities such as wafer repositioning and extreme tilt angles; photostablizers, ozone and plasma ashers, thermal processing systems, flat panel display equipment, regional spare parts depots and innovative parts management programs

Truck Components
----------------
Heavy-, medium-, and light-duty mechanical transmissions, heavy-duty automated transmissions, heavy- and medium-duty clutches, traction control systems, transfer boxes, power take-off units, splitter boxes, gearshift mechanisms, and transmissions for off-highway construction equipment

Other Information
-----------------
The principal market for Automotive Components, Truck Components, and Hydraulics and Other Components is original equipment manufacturers of heavy-, medium-, and light-duty trucks, passenger cars and off-highway vehicles. These original equipment manufacturers are generally concentrated in North America, however, sales are made on a global basis. Most sales of these products are made directly to such manufacturers.

The principal markets for Industrial and Commercial Controls and Semiconductor Equipment are industrial, construction, commercial, automotive, aerospace and government customers concentrated principally in North America, however, sales are made globally. Sales are made directly by the Company and indirectly through distributors and manufacturers' representatives to such customers.

No single customer represented more than 10% of the Company's net sales in 1998. Net sales to divisions and subsidiaries of one customer, primarily from the Automotive Components, Truck Components, and Hydraulics and Other Components segments, were (in millions) $766 in 1997 and $739 in 1996 (10% of sales in 1997 and 11% in 1996).
Sales from ongoing United States and Canadian operations to customers in foreign countries (in millions) were $812 in 1998 and $590 in 1997 (12% of sales in 1998 and 9% in 1997).

The accounting policies of the segments are generally the same as the policies described under "Accounting Policies" in the financial review, except that inventories and related cost of products sold of the segments are accounted for using the FIFO method and the segment results only reflect the service cost component related to pensions and other postretirement benefits.

The Company accounts for intersegment sales and transfers at the same prices as if the sales and transfers were made to third parties.

Identifiable assets excludes general corporate assets, which principally consist of short-term investments, deferred income taxes, certain accounts receivable, and certain property, plant and equipment and other assets.

                             Page 42

Geographic Region Information
                              Ongoing operations
                           --------------------------
                                                 Long-
                             Net  Operating     lived
(Millions)                 sales     profit    assets*
                           -----  ---------    ------
1998
United States             $5,364     $  492    $1,250
Canada                       194         20        16
Europe                       927         61       290
Latin America                414         19       228
Pacific Region               136         (9)       53
Eliminations                (441)
                          ------     ------    ------
                          $6,594     $  583    $1,837
                          ======     ======    ======
1997
United States             $5,114     $  630    $1,140
Canada                       183         18        17
Europe                       869         66       263
Latin America                445         29       147
Pacific Region               138          5        27
Eliminations                (478)
                          ------     ------    ------
                          $6,271     $  748    $1,594
                          ======     ======    ======
1996
United States             $4,659     $  550    $1,053
Canada                       183         17        16
Europe                       858         52       260
Latin America                312        (31)      128
Pacific Region               124         27        21
Eliminations                (402)
                          ------     ------    ------
                          $5,734     $  615    $1,478
                          ======     ======    ======

*Long-lived assets consist of property, plant, and equipment-net.

Operating profit was reduced by the following restructuring
charges (in millions):
                            1998       1997      1996
                            ----       ----      ----
United States                $85        $ 4       $14
Canada                                    5
Europe                         7         12         8
Latin America                  1          1        13
Pacific Region                 8          2

Geographic region information (table above) does not include sales of associate companies and joint ventures in which the
Company holds a 20%-50% ownership interest and which had total sales as follows (in millions):
                            1998     1997    1996
                            ----     ----    ----
United States                        $ 21    $ 13
Europe                      $ 15       14      14
Latin America                          31      16
Pacific Region               165      258     326
                            ----     ----    ----
                            $180     $324    $369
                            ====     ====    ====

                             Page 43

Business Segment Information
(Millions)                                        1998    1997    1996
                                                  ----    ----    ----
Net sales
  Automotive Components                         $1,943  $1,801  $1,747
  Hydraulics & Other Components                    599     588     533
  Industrial & Commercial Controls               2,320   2,251   2,096
  Semiconductor Equipment                          267     459     446
  Truck Components                               1,465   1,172     912
                                                ------  ------  ------
Total ongoing operations                         6,594   6,271   5,734
Divested operations                                 31   1,292   1,227
                                                ------  ------  ------
Total net sales                                 $6,625  $7,563  $6,961
                                                ======  ======  ======

Operating profit
  Automotive Components                         $  212  $  225  $  202
  Hydraulics & Other Components                     94     108     101
  Industrial & Commercial Controls                 180     216     175
  Semiconductor Equipment                         (123)     29      60
  Truck Components                                 220     170      77
                                                ------  ------  ------
Total ongoing operations                           583     748     615

Divested operations                                 (1)     76       6
Amortization of certain intangible assets          (67)    (48)    (41)
Purchased in-process research & development                (85)
Interest expense - net                             (88)    (79)    (79)
Gain on sales of businesses                         43      91
Corporate & other - net                             15     (35)    (16)
                                                ------  ------  ------
Income before income taxes & extraordinary item $  485  $  668  $  485
                                                ======  ======  ======


Segment operating profit was reduced by the following restructuring charges

  Automotive Components                         $   12  $   12  $   10
  Hydraulics & Other Components                      1       1       4
  Industrial & Commercial Controls                  28       6       3
  Semiconductor Equipment                           43       1       2
  Truck Components                                  17       4      16

(Millions)                                        1998    1997    1996
                                                  ----    ----    ----
Identifiable assets
  Automotive Components                         $1,115  $  932  $  901
  Hydraulics & Other Components                    331     304     280
  Industrial & Commercial Controls               1,155   1,028   1,003
  Semiconductor Equipment                          254     344     252
  Truck Components                                 710     599     525
                                                ------  ------  ------
Total ongoing operations                         3,565   3,207   2,961
Divested operations                                        391     711
Intangible assets                                1,239   1,189   1,007
Corporate                                          861     819     706
                                                ------  ------  ------
Total assets                                    $5,665  $5,606  $5,385
                                                ======  ======  ======


Expenditures for property, plant & equipment
  Automotive Components                         $  127  $  125  $   91
  Hydraulics & Other Components                     42      33      31
  Industrial & Commercial Controls                 148     113      84
  Semiconductor Equipment                           14      14      25
  Truck Components                                 124      52      44
                                                ------  ------  ------
Total ongoing operations                           455     337     275
Divested operations                                  1      62      51
Corporate                                           27      39      21
                                                ------  ------  ------
Total expenditures for property, plant &
  equipment                                     $  483  $  438  $  347
                                                ======  ======  ======


Depreciation of property, plant & equipment
  Automotive Components                         $   87  $   82  $   80
  Hydraulics & Other Components                     24      21      20
  Industrial & Commercial Controls                  67      59      52
  Semiconductor Equipment                           11       7       3
  Truck Components                                  51      47      47
                                                ------  ------  ------
Total ongoing operations                           240     216     202
Divested operations                                  1      50      50
Corporate                                           18      19      18
                                                ------  ------  ------
Total depreciation of property, plant &
  equipment                                     $  259  $  285  $  270
                                                ======  ======  ======

Summary Financial Information for Eaton ETN Offshore Ltd.
---------------------------------------------------------

Eaton ETN Offshore Ltd. (Eaton Offshore), a wholly-owned subsidiary of Eaton, was incorporated by Eaton in 1990 under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton or its subsidiaries. Eaton Offshore owns the common stock of a number of Eaton's subsidiaries which are engaged principally in the manufacture and/or sale of electrical and electronic controls, truck transmissions, fasteners and engine components. Effective January 31, 1994, Eaton Offshore, through its subsidiaries, acquired certain of the Canadian and Brazilian operations of the former Distribution and Control Business Unit
(DCBU) of CBS Corporation (formerly named Westinghouse Electric Corporation). On June 30, 1994 and on April 1, 1995, majority ownership of certain other assets of DCBU and another subsidiary were transferred to a subsidiary of Eaton Offshore from Eaton. On April 1, 1998, the division that manufactured leaf spring assemblies was sold. Summary financial information for Eaton Offshore and its consolidated subsidiaries for the years ended December 31 follows (in millions):

                             1998    1997    1996    1995    1994
                             ----    ----    ----    ----    ----
Income statement data
  Net sales                  $631    $725    $602    $614    $494
  Gross margin                146     149      94      99      87
  Net income                   41      33      23      28      20

Balance sheet data
  Current assets             $336    $375    $304    $300    $237
  Noncurrent assets           248     196     146     152     122
  Net intercompany
    payables                  132     160      53      47       4
  Current liabilities         104     120      90      98      83
  Noncurrent liabilities      108     106     100     102     105
  Minority interest            21       1               6       2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
--------
The healthy earnings momentum the Company enjoyed throughout 1997 faltered in 1998. Overall results for 1998 were deeply affected by the unexpected worldwide collapse of the semiconductor equipment market. Weakness in orders in 1997 developed into a market collapse in the first quarter of 1998 and continued throughout the year. Later in the year, sharp downturns in agricultural equipment production and the uncertain Brazilian economy also adversely impacted 1998 results. Nevertheless, 1998 proved to be a success for some business segments in light of very mixed market conditions and difficult business challenges.

In order to reposition businesses to be more in line with their expected future physical volumes, the Company took $125 million in charges beginning in the fourth quarter of 1997 and throughout 1998 to restructure certain operations. Additionally, the Company continued to make the investments necessary to win new business across all segments resulting in increased research and development charges. Together, these restructuring and investment initiatives should better position the Company to take advantage of more focused growth opportunities which will further enable results to outpace the markets served.

Continuing the 1997 program of strategic repositioning moves, on January 2, 1998, the Company sold the Axle and Brake business to Dana Corporation. On April 1, 1998, the automotive leaf spring business was sold. These divestitures, combined with the 1997 divestitures of the Appliance Controls business and AIL Systems, resulted in a $1.3 billion reduction of net sales in 1998 and a $77 million reduction in operating profit compared to 1997.


SUBSEQUENT EVENTS
-----------------
A significant step toward the goal to achieve $10 billion in sales by the end of the year 2000 was taken with the announcement on February 1, 1999, of the intention to acquire Aeroquip-Vickers, Inc. Eaton has entered into an agreement to acquire all of the outstanding common stock of Aeroquip-Vickers for $58 per share in cash, or a total price of approximately $1.7 billion, plus the assumption of debt. Aeroquip-Vickers, which had sales in 1998 of $2.15 billion, designs, manufactures and distributes engineered components and systems to industrial, aerospace and automotive markets.

This significant acquisition builds upon and extends the Company's already strong position in mobile and industrial hydraulics. With Vickers, Eaton acquires a global leader in industrial hydraulics, generating $1.1 billion in annual sales to serve mobile and industrial customers. This complementary acquisition fundamentally repositions Eaton's hydraulics business among the world leaders. Eaton expands upon the existing strengths in hydraulics with Aeroquip's $1.1 billion position in hoses and couplings, serving mobile and industrial, aerospace and automotive customers. Together, Eaton and Aeroquip create an aerospace and hydraulics business and a systems capability across all hydraulics applications. Eaton expects the acquisition to be neutral to earnings in 1999, excluding first-year transition costs.

Eaton has important operations in Brazil and recent events have occurred in the Brazilian economy causing the currency to devalue. The real plan, implemented by the Brazilian government in 1995, drastically lowered Brazilian inflation and stabilized the currency. However, on January 15, 1999, in reaction to declining foreign reserves and a loss of confidence in Brazilian fiscal policy, the Brazilian real exchange rate "band" was scrapped, allowing the currency to float freely. Since the currency was allowed to float, it has declined in value. Abandoning the real plan will likely have the effect of weakening the economy in 1999, making the outlook more volatile for inflation and for the currency. The situation will be closely monitored for effects on Eaton's businesses.


1998 COMPARED TO 1997
---------------------

RESULTS OF OPERATIONS
---------------------
Worldwide sales of $6.6 billion in 1998 were 12% below the record results of 1997. Year-to-year comparisons were materially affected by business divestitures, which reduced sales in 1998 by about $1.3 billion. Worldwide sales of ongoing operations in 1998 were 5% ahead of last year's results. Sales in the United States and Canada increased 5% and increased 7% in Europe. In Latin America, sales decreased 7% in 1998 compared to 1997 as a result of economic weaknesses in Mexico, Brazil, and Argentina. Sales in the Pacific Region remained flat in 1998, as a result of the recession in Japan and the economic crisis in Asia.

As displayed in the Statement of Consolidated Income, Income from Operations of $482 million in 1998 decreased 22% from 1997. Divested businesses accounted for approximately $77 million of the $133 million decrease. The decrease also reflected the collapse of the semiconductor capital equipment market and the unusual charges described below. Further, as a consequence of continuing efforts to enhance the existing product portfolio, as well as to develop new products to serve expanding markets, a record $334 million was spent in 1998 on research and development, 5% above 1997. Research and development expense as a percentage of net sales increased to 5% in 1998 from 4% in 1997. Over the past five years, approximately $1.4 billion has been spent on research and development.

During 1998, the Company recorded unusual pretax charges of $111 million, which included $101 million to restructure business segments and $10 million for a contribution to Eaton's charitable trust. The Semiconductor Equipment segment recorded $43 million of the restructuring charge with the balance recorded by various operations in the other business segments. The restructuring charges principally relate to workforce reductions, inventory and other asset write-downs, plant closings and other costs. Workforce reductions involve several Semiconductor Equipment locations as well as certain other plants in the Automotive Components, Industrial and Commercial Controls, and Truck Components segments. Approximately 2,825 operations employees and 175 corporate employees are expected to be terminated, of which 900 have been terminated as of year-end. These reductions will generally be manufacturing personnel, although certain administrative functions will also be affected. Production at certain plants will be consolidated into other existing facilities as the Company continues the process of reducing costs to benefit customers and better accommodate the markets that these plants serve. These actions should also significantly increase cost competitiveness, enabling the Company to better compete. Industrial and Commercial Controls operations in the Pacific Region are also being realigned to better position the Company's businesses in that region. The Company believes the benefits of these restructuring activities will be demonstrated by improved operating results in future periods.

In 1998, a pretax gain of $43 million was recognized related to business divestitures, net of adjustments related to businesses sold in prior periods.

Results for 1997 included unusual pretax charges of $24 million for business segment restructuring actions and an $85 million write-off of purchased in-process research and development related to the acquisition of Fusion Systems. Also, a pretax gain of $91 million was recognized in 1997 for the sales of businesses. Finally, an aftertax extraordinary loss of $54 million was recognized in 1997 for the redemption of debentures.

Before unusual items in both years, net income of $393 million in 1998 decreased 21% from 1997 and full year 1998 earnings per share were $5.41, down 15% from last year. After unusual items, net income of $349 million in 1998 decreased 15% from 1997 and full year earnings per share were $4.80, down 8% from 1997.

AUTOMOTIVE COMPONENTS
---------------------
The Automotive Components segment achieved record sales of $1.94 billion in 1998, 8% above 1997. During the first quarter of 1998, G.T. Products, a U.S. manufacturer of fuel system components that regulate fuel flow and vapor emissions in automotive fuel tanks, was acquired. During the third quarter of 1998, the assets of Amtec S.p.A., a privately owned Italian manufacturer of automotive cylinder heads, were acquired. Excluding the acquisitions of G.T. Products and Amtec, sales were still 3% ahead of last year, which is consistent with the increase in light vehicle production in the Americas and Europe.

Operating profit of $224 million, before restructuring charges of $12 million, declined 6% from comparable 1997 results. This segment struggled with product mix, stronger than expected European volumes, and higher than anticipated costs to expand operations in China, Korea, and Brazil. This segment continues to achieve impressive new product wins across all product lines. Recently, the Company won new contracts for superchargers. As would be expected, increased spending on new programs has reduced margins in the near-term. As these contracts move to production over the next one to three years, sales and profits should outpace overall market trends.

The restructuring charges of $12 million relate to management's plan to consolidate production at three manufacturing facilities into other existing locations in order to reduce costs in reaction to ongoing price pressure from customers and increased competition in markets served. These restructuring charges primarily relate to workforce reductions of approximately 850 employees. Asset write-downs and other costs were also recorded for the closing of these facilities.

To accommodate the fast growing demand for superchargers, the Athens, Georgia plant is being expanded and production levels are expected to increase in the second quarter of 1999. A new automotive differential plant in Hastings, Nebraska was also opened during 1998 to meet higher customer demand.

HYDRAULICS & OTHER COMPONENTS
-----------------------------
The Hydraulics and Other Components segment also achieved record sales of $599 million in 1998. Sales were 2% ahead of last year, an increase that is consistent with the year-to-year change in North American mobile hydraulics shipments. First half sales gains in 1998 dissipated before year end as orders in the mobile hydraulics industry reached a plateau in the second quarter and the Asian crisis started to hurt customer exports. As 1998 progressed, agricultural equipment production, an important market for this segment, fell sharply.

Operating profit of $95 million, before restructuring charges of $1 million, decreased 13% from comparable results in 1997. Profits were reduced in the first half of 1998 due to manufacturing inefficiencies stemming from efforts to meet high customer demand. In the second half of 1998, the Company adjusted production and employment radically downward in light of decreased demand, which is expected to continue through the first quarter of 1999.

INDUSTRIAL & COMMERCIAL CONTROLS
----------------------------------
Sales of Industrial and Commercial Controls reached a record of $2.32 billion in 1998. Sales were 3% ahead of 1997 results as the strong market for electrical distribution equipment offset softness in industrial controls markets. This segment's above-market growth was attributable to strong construction and aerospace markets, and to the initial success of Cutler-Hammer's new Engineering Services and Systems business. In January 1998, this new business was formed to provide technical and field support for all of Cutler-Hammer's electrical system and industrial control and automation customers. Several minor acquisitions were also made to grow this business during 1998.

Before restructuring charges of $28 million, operating profits of $208 million in 1998, fell 6% below comparable results in 1997. Earnings from the solid activity levels in electrical distribution equipment did not fully offset continued softness in industrial controls markets. Cutler-Hammer's new Engineering Services and Systems Division also incurred significant start-up costs during 1998.

The restructuring charges of $28 million relate to management's plan to divest a non-strategic product line and the consolidation of three domestic facilities into other existing locations due to increased pressure for cost improvements, brought on in part by increased global competition. The restructuring charges relate to workforce reductions of approximately 550 employees, of which 300 have been terminated as of year-end. These charges also include inventory and other asset write-downs and other costs. Operations in the Pacific Region are also being realigned to better position the businesses in that region. These charges relate to workforce reductions of approximately 600 employees, of which approximately 200 have been terminated as of year-end. These charges also include inventory and other asset write-downs as these businesses are consolidating facilities and operations to be more competitive in the region.

SEMICONDUCTOR EQUIPMENT
-----------------------
Semiconductor Equipment sales of $267 million declined 42% in 1998 compared to 1997 as 1998 proved to be a very difficult year for the semiconductor capital equipment industry. The collapse of the semiconductor equipment market was especially difficult for the Company due to new product programs, the acquisition of Fusion Systems in late 1997 and capacity expansion plans.

This segment suffered an operating loss of $80 million in 1998, before restructuring charges of $43 million. The unprecedented severity of conditions in the semiconductor equipment industry caused the Company to take drastic steps to ensure capacity is appropriately sized for current market conditions. In the third quarter of 1998, restructuring charges of $42 million were recorded for this business segment. Late in 1998, the semiconductor equipment industry appeared to have hit bottom and the Company continues to target break-even performance in 1999 based on 1998 sales levels. While taking the necessary measures to restructure this business segment, the Company is continuing spending on vital new product development programs that are critical to the future of this dynamic business.

Several specific actions comprise the overall restructuring efforts related to the Semiconductor Equipment segment including workforce reductions, asset write-downs, and other restructuring actions. The charge for workforce reductions includes the termination of approximately 475 employees, primarily manufacturing personnel. As of year-end, approximately 300 employees have been terminated in this program, in addition to 575 employees released earlier in the year. The charge for asset write-downs primarily related to inventory, which was written down to estimated market value, and is included in cost of products sold. The ion implant equipment manufacturing facility in Austin, Texas will be closed and production will be transferred to Beverly, Massachusetts. The write-down of this plant to estimated selling price represented approximately $2 million of the restructuring charge. The phase-out of this plant is expected to be concluded in the first quarter of 1999. Further, the Thermal Processing Systems business, located in Peabody, Massachusetts, will be merged into the Fusion Systems division located in Rockville, Maryland and the Flat Panel Equipment business will be merged into the Implant Systems operations located in Beverly, Massachusetts.

During the third quarter of 1997, Eaton acquired Fusion Systems Corporation (Fusion) for $203 million. The purchase price allocation for Fusion included $85 million for purchased in-process research and development, which was determined through an independent valuation based on the income method using a risk adjusted discount rate of 31% applied to project cash flows. Three groups of projects comprised over 95% of the total value of purchased in-process research and development, and are described in more detail below. All of the purchased in-process research and development was expensed at the date of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that these products can be produced to meet their design requirements, including functions, features and technical performance requirements.

Gemini Photostablizer (GPS) - This project involved the development of a 300 mm photostabilizer and was valued at $22.4 million. This product will be scaled for 300 mm wafers and will include functions new to photostabilizing. In order to realize this new technology, product designs will have to be configured and scaled for the larger wafers. At the acquisition date, the greatest risk of potential failure associated with this project was that it could not be accomplished given technical and economic constraints. Product completion was originally expected in late 1998. Development was ultimately completed in the first quarter of 1999, resulting in the sale of the first prototype. This small delay had a nominal impact upon 1998 consolidated results of operations, and will not have a significant impact upon the Company's financial condition or ultimate expected investment return.

Gemini Enhanced Strip (GES) - These projects involve the development of the next generation Enhanced Strip products for both 200 mm and 300 mm wafers and together were valued at $37.4 million. These new products will incorporate various new functions, including targeting applications for 0.25 micron and
0.18 micron geometries. Areas requiring design are the same as those in the GPS project, with corresponding risks of failure. Product completion was originally planned for mid-1999, and is still scheduled for completion in that time frame.

Gemini Microwave Plasma Asher (GPL) - These projects involved the development of the next generation of plasma ashers for 200 mm and 300 mm wafers and together were valued at $22.8 million. These new products will incorporate substantial changes in an attempt to enable targeting applications for 0.25 micron and 0.18 micron geometries. The primary risk related to these projects involved the achievement of tightly controlled process parameters, which is considered difficult due to the smaller linewidths targeted with these projects. Product completion was originally planned for mid-1998, and was completed by the fourth quarter of 1998. This small delay had a nominal impact upon 1998 consolidated results of operations, and no significant impact upon the Company's financial condition or ultimate expected investment return.

TRUCK COMPONENTS
----------------
Truck Components sales in 1998 reached a record of $1.47 billion, increasing 25% compared to 1997. Heavy truck production was at record levels in 1998 in both North America and Europe. The performance of the Clutch division, acquired in the third quarter of 1997, continued to exceed expectations and made a strong contribution to the results of this segment. Excluding the Clutch acquisition, worldwide sales were up 13% from one year ago as the Company took good advantage of sustained robust markets.

Operating profits of $237 million in 1998, before restructuring charges of $17 million, were 36% ahead of comparable 1997 results. The full year impact of the Clutch acquisition in 1997 contributed, as expected, to Truck Components' overall performance.

The restructuring charges of $17 million relate primarily to the European Truck Components business and worldwide headcount reductions at various other locations. The restructuring includes the expected termination of approximately 350 employees (300 in Europe). The restructuring is the result of European trucking deregulation, de-integration of OEM's and the introduction of the Euro. These conditions will combine and fundamentally transform the competitive landscape in Europe in the years ahead. This restructuring, building upon the third quarter 1998 acquisition of a Polish truck transmission manufacturer, is intended to help achieve world class low costs and productivity at all worldwide operations. Manufacturing operations for the medium-duty product line are being consolidated as part of the restructuring of this segment. The restructuring charges include severance and other related benefit costs, asset write-downs, costs associated with the consolidation of manufacturing operations and other costs.


GLOBAL EXPANSION
----------------
Significant steps continue to be taken toward improving market position and helping to assure future growth in the world's rapidly industrializing markets. A key component of this long-term growth strategy involves an expanded presence in China; several transactions in 1998 are making this strategy a reality. In January 1998, a joint venture, Shanghai Eaton Engine Components Company Ltd., was formed, which manufactures and sells automotive and motorcycle engine valves and hydraulic valve lifters for the Chinese market. The formation of Eaton Hydraulics (Shanghai) Ltd. was also completed, which will facilitate the expansion of high quality hydraulic systems and other hydraulic products into China. In June 1998, a joint venture, Eaton Shenglong Co., Ltd., was formed to produce viscous fan drives in China for the domestic truck and automobile market.

In other regions of the world, Fabryka Przekladni Samochodowych
(FPS), a truck transmission manufacturer based in Gdansk, Poland, was purchased in June 1998. FPS is the largest manufacturer of truck, bus and van transmissions in Poland and gives the Company a low cost, high quality manufacturer with access to the expanding East European market. In August 1998, the assets of Amtec S.p.A., a manufacturer of automotive cylinder heads, near Turin, Italy, were purchased. This acquisition was an important step toward the goal of establishing the Company as a global valvetrain system designer and supplier. In December 1998, TGM Automotive Ltda., a privately-held Sao Paulo, Brazil, manufacturer of automotive controls, was acquired. This acquisition expands product offerings to the Mercosur automotive controls marketplace, and will help provide an enlarged automotive customer base for the future. Finally, construction is nearly complete on the new plant in Brazil to produce light-duty automotive components, and operations are expected to begin in mid-1999.


CHANGES IN FINANCIAL CONDITION
------------------------------
The Company remains in a strong financial position and expects to have resources available in the form of working capital, lines of credit and funds provided by operations for continued reinvestment in existing operations, strategic acquisitions, including the planned 1999 acquisition of Aeroquip-Vickers for approximately $1.7 billion in cash, and managing the capital structure.

The Company continues to generate substantial cash from operations, which continues to be the primary source of funds to finance operating needs, including record investments in research and development. Emphasis on asset management generated operating cash flow of $642 million in 1998 compared with the record in

1997. Cash flow from operations, supplemented by commercial paper borrowings as well as proceeds from the sales of businesses, was used to fund business acquisitions, capital expenditures, repayment of debt, cash dividends and the repurchases of Common Shares.

Net working capital was $466 million at year-end 1998 compared to $698 million at year-end 1997 and the current ratio was 1.3 compared to 1.5 at those dates, respectively. Accounts receivable and inventory turnover rates continue to be strong and showed improvement in 1998, while days of inventory on-hand was consistent with 1997. Accounts receivable days sales outstanding at year-end was a strong 50 days. Divested businesses and the increase in short-term debt were the primary causes of the reduction in working capital. The acquisitions of G.T. Products and Amtec partially drove the increase in debt and resulted in the increase in excess of cost over net assets of businesses acquired from the prior year.

Total debt increased by 11% to $1.5 billion at year-end 1998. This increase was primarily a result of acquisitions of businesses and the repurchase of Common Shares. As discussed under "Debt and Other Financial Instruments" in the Financial Review, the Company has a $1 billion credit facility with a series of banks; $500 million which matures in 2003 and $500 million which matures in May 1999. This credit facility supports outstanding commercial paper of $686 million at December 31, 1998. The Company expects to finance approximately 20% of the Aeroquip-Vickers acquisition through the sale of Common Shares, with the remainder through the issuance of debt.

Cash dividends paid in 1998 were $126 million and represented 36% of net income. Annual per share dividends of $1.76 in 1998 rose 2% from the previous year, following an 8% increase from the year before. Dividends on Common Shares have been paid annually since 1923.

In 1994, to avoid the dilution of earnings per share resulting from the exercise of stock options, the Board of Directors authorized the purchase of up to 5 million outstanding Common Shares over a five year period, with a maximum of 1.5 million shares to be purchased in one year. Additionally, in 1997, to avoid earnings dilution resulting from the sales of businesses, the Board of Directors authorized the Company to spend up to an additional $500 million over a period of up to five years to purchase Common Shares. In January 1998, the $500 million program was completed by repurchasing 2.8 million shares for $256 million. Since the initiation of the programs, 9.3 million shares have been repurchased at an average price of $83 per share, including 3.7 million shares repurchased in 1998 for an average price of $90 per share.

Emphasis continues to be placed on the ongoing physical capital investment program designed to enhance product quality, manufacturing productivity and business growth, reduce costs and, selectively, to add capacity. Capital expenditures for 1998 reached a record $483 million, 10% above 1997. Over the past five years, nearly $1.9 billion has been spent in capital expenditures. Capital spending in 1999 is expected to continue at near record levels.

The Company has deferred income tax assets of $167 million as of December 31, 1998 and believes the assets will be realized through the reduction of future taxable income. Significant factors considered by management in the determination of the probability of realization of deferred tax assets include historical operating results, expectations of future earnings and the extended period of time over which the postretirement health care liability will be paid.

The Company is subject to various inherent financial risks attributable to operating in a global economy. Derivative financial instruments are utilized to manage exposures in interest and foreign exchange markets. Systems to measure and assure that these exposures are evaluated comprehensively have been developed so that appropriate and timely action can be taken to reduce risk, if necessary. Monitoring of exposures and the evaluation of risks includes approval of derivative activities on a discrete basis by senior management. Monthly, management performs an oversight review of exposures and derivative activities. The counterparties used in these transactions have been diversified in order to minimize the impact of any potential credit loss in the event of nonperformance by the counterparties. Although derivatives are an integral part of risk management programs, their incremental effect on financial condition and results of operations is not material. Derivative activities are described in greater detail under "Debt and Other Financial Instruments" in the Financial Review.

Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. On an ongoing, regular basis, certain processes continue to be modified in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in and wastes generated from operations. Liabilities related to environmental matters are further discussed under "Protection of the Environment" in the Financial Review.


MARKET RISK DISCLOSURE
----------------------
The Company is subject to interest rate risk as it relates to long-term debt. The table below presents principal cash flows (in millions) and related weighted-average interest rates by expected maturity dates of long-term debt, excluding foreign currency principal swaps.

                             Page 55

December 31, 1998                     Expected maturity date
                            -----------------------------------------------------
                            1999  2000  2001  2002  2003  Thereafter  Total  Fair value
                            ----  ----  ----  ----  ----  ----------  -----  ----------
Long-term debt, including
 current portion
   Fixed rate (US$)         $107  $ 11  $100                    $584   $802        $895
   Average interest rate     6.5% 12.1%  9.0%                    7.9%   7.9%

   Fixed rate (Renmimbi)    $  1        $  3                              4           4
   Average interest rate     9.2%        9.4%                           9.3%

   Commercial paper (US$)                           $500                500         500
   Average interest rate                             5.3%               5.3%



December 31, 1997                     Expected maturity date
                            -----------------------------------------------------
                            1998  1999  2000  2001  2002  Thereafter  Total  Fair value
                            ----  ----  ----  ----  ----  ----------  -----  ----------
Long-term debt, including
 current portion
   Fixed rate (US$)         $ 19  $107  $  2  $102  $  2        $587   $819        $899
   Average interest rate     7.9%  6.5%  7.8%  9.1% 12.5%        7.8%   7.8%

   Fixed rate (Won)         $  2                                          2           2
   Average interest rate    18.2%                                      18.2%

   Fixed rate (Zloty)       $  2                                          2           2
   Average interest rate    26.3%                                      26.3%

   Commercial paper (US$)                 $500                          500         500
   Average interest rate                   5.8%                         5.8%

See "Changes in Financial Condition" in Management's Discussion and Analysis of Financial Condition and Results of Operations for details on the Company's primary market risks, and the objectives and strategies used to manage these risks. Also, see "Financial Instruments" under Accounting Policies in the notes to the consolidated financial statements for additional information on market risks.


YEAR 2000
---------
Like most companies, Eaton is impacted by computer software that relies on two digits in the date fields in order to function properly. Software that uses two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar Year 2000, and thus could cause disruption of normal business activities. The Company relies on software in various aspects of the business including manufacturing, product development, many administrative functions and certain products. Much of this software may be unable to interpret the calendar Year 2000 appropriately without some form of remediation.

The Company has approached the Year 2000 issue with the creation of a corporate-wide initiative led by the Company's Vice President-Information Technologies and involving program managers from each business unit. The activities associated with this initiative include reviewing critical information technology (IT) and non-IT systems, as well as those which interface with major customers, suppliers, other third parties, and date-sensitive products.

Eaton's Year 2000 compliance efforts encompass the following focus areas:

Business Management Systems: This area includes information systems and applications relating to manufacturing, marketing, sales (including EDI-Electronic Data Interchange and an integrated order processing and management system), purchasing, product development and computer aided design systems. These systems have been identified as very important to the support of operations and have been given the highest priority toward becoming Year 2000 compliant.

Enterprise Network Infrastructure (including personal computers):
One enterprise network is utilized throughout the organization which will be upgraded by the end of the second quarter of 1999 to become Year 2000 compliant. All personal/desktop computers and related software will also be made compliant.

Administrative Systems: This area includes systems associated with human resources, cash management and financial accounting and reporting. In North America and Europe, the Company operates a highly centralized systems environment which is expected to be fully compliant by mid-year 1999. To ensure compliance, testing of these systems will continue through the third quarter of 1999.

Shop Floor Equipment and Facilities Infrastructure: The Company is auditing the machinery and equipment used both in manufacturing and in support operations at each location. This audit determines Year 2000 readiness, measures the risk of non-compliance and determines the best remediation plan to be followed in avoiding potential disruptions in production. This focus area has been substantially completed.

Software in Products: All of the Company's products which are currently marketed, and the vast majority of the products which have been marketed in the past, are either not date-sensitive or do not require remediation. With respect to certain previously marketed products of the Semiconductor Equipment business segment and the Cutler-Hammer business, the Company is offering product upgrades or other remediation programs, including programs covered by product warranties.

Supplier Assurance: To determine Year 2000 readiness, the Company undertook a supplier assurance program in 1997, which included surveying suppliers and evaluating their responses. Based on this evaluation and the criticality of the items or services provided by the suppliers, the Company is auditing their compliance and working with them toward assuring compliance or, if needed, the development of contingency plans (e.g., the selection of alternative suppliers).

Customer Assurance: The Company is working with the Automotive Industry Action Group, various other trade organizations and customers to ensure that a common Year 2000 compliance approach is applied across those respective industries. Continuous interaction with these trade organizations is helping to identify the issues requiring attention and to develop appropriate solutions.

The Company's Year 2000 program activities include the identification of affected hardware and software, the development of a plan for remediating those systems in the most effective manner, the execution of that plan, which includes continuous testing, and the monitoring of the program's success. Although various locations are at differing stages of readiness with respect to the various focus areas, the identification and plan development phases of the project are substantially completed. The Company is well underway in the execution phase and anticipates completing the majority of the program by mid-year 1999 although certain applications at certain businesses will be completed throughout the second half of 1999. Continuous review and testing is being conducted throughout all phases of the program to help ensure that compliance is achieved and maintained as the Year 2000 approaches.

The program, as it relates to IT, involves a combination of hardware and software modifications, upgrades and replacements. In many instances, the Company will replace or has replaced non-compliant systems with newer systems, which will significantly improve functionality as well as appropriately interpret the calendar year 2000 and beyond. Although the timing of these actions may have been influenced by the Year 2000 issue, in virtually all instances they will involve capital expenditures that would have occurred in the normal course of business. As part of reengineering and other initiatives, the Company is also currently upgrading and replacing other systems to provide significantly enhanced functionality. These upgrades and replacements are unrelated to the Year 2000 remediation.

As part of the Year 2000 program, detailed contingency plans are being formalized as the target date for completion approaches. Business disruption scenarios are currently being identified and appropriate strategies and detailed plans are being evaluated and tested in the development of these various plans.

The current estimate of total Year 2000 program costs is approximately $95 million. Included in this estimate are compensation and benefit costs of employees who are fully dedicated to the Year 2000 compliance effort. Costs of employees not fully dedicated to that effort are not tracked and are excluded from the estimate. Approximately $70 million of those costs represent replacement costs of certain hardware and software, which will provide significantly enhanced functionality over the systems that are currently being used. The remaining $25 million represents costs associated with modifying and upgrading existing systems. To date, nearly 70% of the estimated costs have been incurred. Purchased hardware and newly developed or purchased software is capitalized in accordance with normal Company policy while other remediation costs associated with existing systems are expensed as incurred. Cash flow related to these costs will be satisfied with funds from operations that are normally budgeted for procurement and maintenance of information systems and production and facilities equipment. Regular project status reporting is required, and cost estimates are updated as more refined estimates become available.

The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, satisfactory completion of the program may not prevent business disruptions resulting from actions of critical suppliers and customers. Such disruptions would impair the Company's ability to obtain necessary materials for production or sell products to customers. If such a disruption occurred, the Company may experience lost or delayed sales and profits depending on the duration of the disruption. Key aspects of the program are addressing this uncertainty but the Company's ability to be fully confident of conditions related to third parties is limited. Currently, the Company cannot reasonably estimate the amount of potential lost or delayed sales and profits.


EURO
----
On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union (EMU) began a three-year transition phase during which a common currency called the Euro was adopted as their legal currency. The Euro began trading on currency exchanges and is available for non-cash transactions. During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The conversion rates between the existing legacy currencies and the Euro were fixed on January 1, 1999. The legacy currencies will remain legal tender for cash transactions between January 1, 1999 and January 1, 2002 at which time all legacy currencies will be withdrawn from circulation and the new Euro denominated bills and coins will be used for cash transactions.

The Company has several operations within the eleven participating countries that will be utilizing the Euro as their local currency in 1999. Additionally, the Company's operations in other European countries and elsewhere in the world will be conducting business transactions with customers and suppliers that will be denominated in the Euro. Euro denominated bank accounts have been established to accommodate Euro transactions. The Company's exposure to changes in foreign exchange rates may also be reduced as a result of the Euro conversion.

The Company has established a steering committee to review strategic and tactical areas arising from the Euro conversion.

Immediate efforts have been focused on aspects of the Euro conversion that required adjustment or compliance by January 1, 1999 and for conducting Euro-denominated business during 1999. These aspects included transacting business in the Euro, the competitive impact on product pricing and adjustments to billing systems to handle parallel currencies. The Company has determined that these systems have the capability to handle Euro transactions and is currently in a position to transact business in Euro's. Continuing analysis and development efforts by the steering committee and project teams at the business units will help ensure that the implementation of the Euro meets the timetable and regulations established by the EMU.

Based on current estimates, the Company does not expect the costs incurred to address the Euro will have a material impact on the financial condition or results of operations.


FORWARD-LOOKING STATEMENTS
--------------------------
The Company has included in this Annual Report expectations for 1999, an outlook concerning the Brazilian situation, certain anticipated effects of strategic moves, market expectations, and expectations for capital spending. Actual results could differ materially from these forward-looking statements since they inherently are subject to risks and uncertainties. Important factors which could cause such a difference include completion of the anticipated Aeroquip-Vickers acquisition, continuity of business relationships with and purchases by major customers, product mix, competitive pressure on sales and pricing, increases in material and other production costs which cannot be recouped in product pricing, costs and disruptions associated with the Year 2000 issue, difficulties in introducing new products as well as global economic and market conditions, and the impact of the conversion to the Euro currency.


1997 COMPARED TO 1996
---------------------

RESULTS OF OPERATIONS
---------------------
Worldwide sales in 1997 exceeded $7 billion for the first time in the Company's history, 9% above 1996. Sales for North America showed improvement; however, sales in Europe were flat. In Latin America, sales increased 43% in 1997 over 1996, despite economic weakness in Mexico, Brazil and Argentina. The full strategic benefits of the April 1996 acquisition of CAPCO Automotive Products Corporation were achieved, which contributed to the sales increase in Latin America. Despite the continued recession in Japan and the crisis in Asia, sales in the Pacific Region rose 11% in 1997 over 1996.

Gross margin of $2.11 billion in 1997 increased to 28% of net sales from 26% in 1996 as a result of increased sales volumes across most lines of business, acquisitions and divestitures of businesses, and the benefits realized from recent restructurings.

Income from Operations of $700 million, before a one-time charge of $85 million, increased 33% in 1997 from 1996. The one-time charge was recorded against third quarter 1997 earnings to write-off the purchased in-process research and development associated with the acquisition of Fusion Systems Corporation.

During the fourth quarter of 1997, an aftertax gain of $69 million was recorded related to the sales of businesses. This gain was offset by a $54 million aftertax charge related to the redemption of the 7% debentures due April 1, 2011, and by a $15 million aftertax charge related to restructuring actions. The fourth quarter 1997 restructuring charges principally related to workforce reductions, asset write-downs and other costs.

Before unusual items, both net income of $495 million and earnings per share of $6.33 increased 30% in 1997 from comparable results in 1996. After these items, net income of $410 million and earnings per share of $5.24 increased 17% in 1997 from 1996 results.

AUTOMOTIVE COMPONENTS
---------------------
The Automotive Components segment experienced record sales of $1.80 billion in 1997, 3% above 1996. The increase in volume compares favorably with about a 3% year-to-year increase in automotive production in North America and Europe. This trend can be attributed to continued penetration of selected automotive products, and greater participation in Latin American markets. Operating profit for this segment reached $237 million before restructuring charges of $12 million, 12% ahead of 1996 results on a comparable basis.

HYDRAULICS AND OTHER COMPONENTS
-------------------------------
Continuing demand from the North American hydraulics market enabled the Hydraulics and Other Components segment to report record sales of $588 million in 1997, rising 10% over 1996. Sales gains in 1997 were double the pace of the hydraulics industry, a result attributable to higher levels of new product introductions for the worldwide agricultural and construction equipment customers. Operating profit for this segment reached a record level of $109 million, before $1 million of restructuring charges, 4% ahead of 1996 results on a comparable basis.

INDUSTRIAL AND COMMERCIAL CONTROLS
----------------------------------
Aided by continued strength in Cutler-Hammer's market position, strong construction markets, and a booming commercial aircraft market, Industrial and Commercial Controls also achieved record sales of $2.25 billion in 1997, increasing 7% over 1996 results. Operating profit for this segment reached a record $222 million, before restructuring charges of $6 million, a 25% increase from 1996 results. Cutler-Hammer enjoyed the full benefit of the synergies anticipated from the 1994 acquisition of Westinghouse's Distribution and Control Business Unit.

SEMICONDUCTOR EQUIPMENT
-----------------------
The Semiconductor Equipment segment reported record sales of $459 million in 1997, increasing 3% over 1996. During the third quarter of 1997, Fusion Systems Corporation, a leading supplier of front-end process equipment to the semiconductor industry, was acquired. Excluding Fusion, Semiconductor Equipment segment sales trailed 1996 results by 5%. Operating profit for this segment reached $29 million in 1997, a 52% decrease from 1996 results. This decrease was primarily caused by the substantial increase in research and development spending to continue the development of advanced products and enhance the existing product portfolio.

TRUCK COMPONENTS
----------------
The Truck Components segment also reported record sales of $1.17 billion in 1997, increasing 29% over 1996. CAPCO, the Brazilian medium-duty transmission manufacturer acquired in 1996, accounted for $100 million of the $260 million increase in sales in 1997. With CAPCO's increase in sales and the favorable impact of new business awards from automotive manufacturers, the full strategic benefits of this important acquisition were achieved. The Clutch division, which was acquired from Dana Corporation in the third quarter of 1997, also contributed $67 million in sales in 1997. Excluding Clutch, sales increased 21% above 1996. North American factory sales of Class 8 trucks rose about 13% in 1997 to 216,000 units. The European market was also up in 1997, though a more modest 6%.

Operating profit for this segment reached a record $174 million before restructuring charges of $4 million, 87% ahead of 1996 results. Operating profit as a percentage of sales increased from 8% in 1996 to 15% in 1997. The increase in operating profit was primarily attributable to the exceptional performance by CAPCO where the year-over-year profits improved by more than $39 million. Record operating results also were accomplished through higher sales volume, the acquisition of the Clutch business in 1997, and benefits realized from restructuring efforts in this business unit.

                             Page 62

QUARTERLY DATA
--------------
(Unaudited)
                                              Quarter ended 1998                   Quarter ended 1997
(Millions except for per share data) -----------------------------------   ------------------------------------
                                     Dec. 31  Sept. 30  June 30  Mar. 31   Dec. 31  Sept. 30   June 30  Mar. 31
                                     -------  --------  -------  -------   -------  --------   -------  -------
Net sales                             $1,606    $1,620   $1,712   $1,687    $1,934    $1,931    $1,909   $1,789
Gross margin                             446       428      512      480       546       541       538      482
  Percent of sales                        28%       26%      30%      28%       28%       28%       28%      27%
Income before extraordinary item      $   72    $   58   $  114   $  105    $  183    $   54    $  126   $  101
Extraordinary item                                                             (54)
                                      ------------------------------------  -----------------------------------
Net income                            $   72    $   58   $  114   $  105    $  129    $   54    $  126   $  101
                                      ====================================  ===================================
Per Common Share - assuming dilution
  Income before extraordinary item    $ 1.01    $  .80   $ 1.57   $ 1.42    $ 2.35    $  .69    $ 1.61   $ 1.29
  Extraordinary item                                                          (.69)
                                      ------------------------------------  -----------------------------------
  Net income                          $ 1.01    $  .80   $ 1.57   $ 1.42    $ 1.66    $  .69    $ 1.61   $ 1.29
                                      ====================================  ===================================
Per Common Share - basic
  Income before extraordinary item    $ 1.02    $  .82   $ 1.60   $ 1.45    $ 2.41    $  .70    $ 1.64   $ 1.31
  Extraordinary item                                                          (.71)
                                      ------------------------------------  -----------------------------------
  Net income                          $ 1.02    $  .82   $ 1.60   $ 1.45    $ 1.70    $  .70    $ 1.64   $ 1.31
                                      ====================================  ===================================

Cash dividends paid per Common Share  $  .44    $  .44   $  .44   $  .44    $  .44    $  .44    $  .44   $  .40

Market price per Common Share
  High                                $71-7/8   $80      $95-3/8  $99-5/8   $103-3/8  $95-15/16 $89-7/8  $75-1/8
  Low                                 $60-1/4   $57-1/2  $76      $85-3/16  $ 85-1/2  $81-7/8   $67-1/2  $67-1/4

The quarterly results of operations include the following unusual items
Restructuring charges & other items
  Pretax                              $  (29)   $  (42)  $    3   $  (43)   $  (24)
  Aftertax                               (19)      (27)       2      (28)      (15)
  Net income (loss) per Common Share    (.26)     (.38)     .03     (.38)     (.19)
Gain on sales of businesses
  Pretax                                                              43        91
  Aftertax                                                            28        69
  Net income per Common Share                                        .38       .88
Write-off of purchased in-process
  research & development
    Pretax                                                                            $  (85)
    Aftertax                                                                             (85)
    Net loss per Common Share                                                          (1.08)

In the fourth quarter of 1998, the effective income tax rate for full year 1998 was adjusted to 28% from 30%. This adjustment reduced income tax expense for the fourth quarter by $8 million, which primarily relates to a revision of the research and development tax credit.

                             Page 63

Eaton Corporation
Five-Year Consolidated Financial Summary

For the year                                                  1998        1997        1996        1995        1994
------------------------------------------------------------------------------------------------------------------
(Millions except for per share data)
Net sales                                                 $  6,625    $  7,563    $  6,961    $  6,822    $  6,052
Income before income taxes & extraordinary item                485         668         485         592         488
Income before extraordinary item                          $    349    $    464    $    349    $    399    $    333
  Percent of net sales                                         5.3%        6.1%        5.0%        5.8%        5.5%
Extraordinary item - redemption of debentures                              (54)
                                                          --------------------------------------------------------
Net income                                                $    349    $    410    $    349    $    399    $    333
                                                          ========================================================

Per Common Share - assuming dilution
  Income before extraordinary item                        $   4.80    $   5.93    $   4.46    $   5.08    $   4.35
  Extraordinary item                                                      (.69)
                                                          --------------------------------------------------------
  Net income                                              $   4.80    $   5.24    $   4.46    $   5.08    $   4.35
                                                          ========================================================
  Average number of Common Shares outstanding                 72.7        78.2        78.2        78.6        76.4

Per Common Share - basic
  Income before extraordinary item                        $   4.89    $   6.05    $   4.50    $   5.13    $   4.40
  Extraordinary item                                                      (.71)
                                                          --------------------------------------------------------
  Net income                                              $   4.89    $   5.34    $   4.50    $   5.13    $   4.40
                                                          ========================================================
  Average number of Common Shares outstanding                 71.4        76.8        77.4        77.8        75.6

Cash dividends paid per Common Share                      $   1.76    $   1.72    $   1.60    $   1.50    $   1.20

Market price per Common Share
  High                                                    $ 99-5/8    $103-3/8    $ 70-7/8    $ 62-1/2    $ 62-1/8
  Low                                                     $ 57-1/2    $ 67-1/4    $ 50-3/8    $ 45-3/8    $ 43-7/8

------------------------------------------------------------------------------------------------------------------
Investments during the year (percent of net sales)
  Property, plant & equipment                                  7.3%        5.8%        5.0%        5.8%        4.4%
  Research & development                                       5.0%        4.2%        3.8%        3.3%        3.5%
  Information technology                                       3.1%        2.7%        2.1%        2.1%        2.2%
                                                          --------------------------------------------------------
                                                              15.4%       12.7%       10.9%       11.2%       10.1%
                                                          ========================================================

At the year-end
------------------------------------------------------------------------------------------------------------------------------
Total assets                                              $  5,665    $  5,606    $  5,385    $  5,106    $  4,731
Working capital                                                466         698         787         822         744
Long-term debt                                               1,191       1,272       1,062       1,084       1,053
Shareholders' equity                                         2,057       2,071       2,160       1,975       1,680
Shareholders' equity per Common Share                     $  28.69    $  27.72    $  28.00    $  25.45    $  21.54
Common Shares outstanding                                     71.7        74.7        77.1        77.6        78.0
------------------------------------------------------------------------------------------------------------------------------

Income includes the following unusual items
                                                              1998        1997        1996
                                                              ----        ----        ----
Restructuring charges & other items
  Pretax                                                  $   (111)   $    (24)   $    (50)
  Aftertax                                                     (72)        (15)        (32)
  Net loss per Common Share                                   (.99)       (.19)       (.41)
Gain on sales of businesses
  Pretax                                                  $     43    $     91
  Aftertax                                                      28          69
  Net income per Common Share                                  .38         .88
Write-off of purchased in-process research & development
  Pretax                                                              $    (85)
  Aftertax                                                                 (85)
  Net loss per Common Share                                              (1.09)

                             Page 1
                        Eaton Corporation
                1998 Annual Report on Form 10-K
                           Item 14(c)
                    Listing of Exhibits Filed

3(a) Amended Articles of Incorporation (amended and restated as of April 27, 1994) - Incorporated by reference to the Form 8-K Report dated May 19, 1994

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
        Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

4(b)    Eaton Corporation Rights Agreement dated June 28, 1995 -
        Incorporated by reference to the Form 8-K Report dated
        June 28, 1995

10      Material contracts

        The following are either a management contract or a compensatory plan or arrangement:

        (a) Deferred Incentive Compensation Plan (amended and restated as of September 24, 1996) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

        (b) Executive Strategic Incentive Plan (amended and restated as of June 21, 1994, July 25, 1995 and
             April 21, 1998) (files as a separate section of this report)

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

        (e)  1995 Stock Option Plan - Incorporated by reference
             to the definitive Proxy Statement dated March 17,
             1995

        (f) Incentive Compensation Deferral Plan (amended and restated as of September 24, 1996) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

        (g) Strategic Incentive and Option Plan (amended and restated as of September 24, 1996) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

        (h) Form of "Change of Control" Agreement entered into with officers of Eaton Corporation as of November 1, 1996 - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

        (i) The following are incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1990:

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

        (k) Plan for the Deferred Payment of Directors' Fees (amended and restated as of September 24, 1996 and amended effective as of January 1, 1997) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1997

        (l) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1980 and amended effective February 25, 1997) - Incorporated by reference to the Annual report on Form 10-K for the year ended December 31, 1996

        (m)  1996 Non-Employee Director Fee Deferral Plan
             (amended effective January 1, 1997 and February 25,
             1997) - Incorporated by reference to the Annual
             Report on Form 10-K for the year ended December 31,
             1997

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

        (p) Eaton Corporation Retirement Plan for Non-Employee Directors (amended and restated January 1, 1996) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1997

        (q) 1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

21 Subsidiaries of Eaton Corporation (filed as a separate section of this report)

23 Consent of Independent Auditors (filed as a separate section of this report)

24 Power of Attorney (filed as a separate section of this report)

27 Financial Data Schedule (filed as a separate section of this report)

                             Page 1
                       Eaton Corporation
               1998 Annual Report on Form 10-K
                           Item 14(c)
                         Exhibit 10(b)
              Executive Strategic Incentive Plan
             (effective as of January 1, 1991 and
           amended and restated as of June 21, 1994,
               July 25, 1995 and April 21, 1998)



1.	PURPOSE

The purpose of the Executive Strategic Incentive Plan (the "Plan") is to promote the growth and profitability of Eaton Corporation (the "Company") through the granting of incentives intended to motivate executive officers of the Company to achieve demanding long-term corporate objectives and to attract and retain executive officers of outstanding ability.

2.	ADMINISTRATION

Except as otherwise expressly provided herein, the Plan shall be administered by the Compensation and Organization Committee (the "Committee") of the Company's Board of Directors which shall consist of at least three directors of the Company selected by the Board.

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

Individual Incentive Amounts for each participant with
respect to each Plan Award Period (as defined below)
shall be determined by multiplying the Incentive
Percentages adopted by the Committee which are applicable
to such participant, and which may not exceed 120%, by
the amount of such participant's actual weighted average
year-end salary range midpoint for the Award Period.  In
the event that during any Award Period a participant's
salary grade changes to a grade for which a different
Incentive Percentage would be applicable, such different
Incentive Percentage shall be applicable to such
participant with respect to the portion of any Award
Period remaining after such salary grade change.  With
respect to Award Periods beginning on or after January 1,
1998, participant incentive targets will be expressed in
the form of Performance Share Units which will be
determined by the Committee by:  (a) first estimating the
Individual Incentive Amount for each participant with
respect to each Award Period by multiplying the Incentive
Percentage adopted by the Committee which is applicable
to such participant, by the amount of such participant's
estimated weighted average salary range midpoint for the
Award Period and, (b) then dividing such Individual
Incentive Amount by the average of the mean prices for
the Company's common shares for the first twenty (20)
trading days of each Award Period.  At the end of each
Award Period the estimated Individual Incentive Amount
used for each participant (and the resulting number of
Performance Share Units) shall be adjusted to reflect the
participant's actual weighted average year-end salary
range midpoint for such Award Period.  In all cases, such
amount shall be rounded up to the nearest 50 whole units.
For purposes of the Plan, "mean price" shall be the mean
of the highest and lowest selling prices for Company
common shares quoted on the New York Stock Exchange List
of Composite Transactions on the relevant trading day.
Notwithstanding the foregoing, the Committee may, in its
sole discretion, use a different method for establishing
incentive targets for participants under the Plan.

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

(C)	Establishment of Company Performance Objectives

As soon as practicable at the beginning of each Award
Period, threshold, target, and maximum Company performance objectives for such Award Period shall be established by the Committee. The performance objectives shall be based upon cash flow return on gross capital
("CFROGC") except that, for Award Periods commencing on or after January 1, 1998, unless otherwise determined by the Committee in its sole discretion, performance objectives will be established using a CFROGC/EPS Growth

Performance Matrix which shall use the Company's average cash flow return on gross capital for such period along one axis and the Company's cumulative earnings per share for such period along the second axis. Within sixty (60) days after the performance objectives have been established by the Committee, each participant will be provided with written notice of his or her established objectives. In its sole discretion, the Committee may modify previously established performance objectives as a result of any change in conditions, the occurrence of any events or other factors which make such objectives unsuitable. Notwithstanding the foregoing, after a Change in Control (as hereinafter defined), neither the Committee nor the Board shall have the authority to modify performance objectives in any manner which could prove detrimental to the interests of the Plan's participants.

(D)	Determination of Payments

As promptly as practicable after the end of each Award
Period, the Committee shall fix the level of attainment of the Company's performance for the Award Period and approve award payments under the Plan which shall not exceed: (i) 50% of the participant's Incentive Amount upon attainment of the threshold performance objective;
(ii) 100% of the participant's Incentive Amounts upon attainment of the target performance objective; and (iii)
200% of the participant's Incentive Amount upon attainment of the maximum performance objective;
provided, however, that if the Company's performance does not place it within the top 25%, using equivalent measurements of performance, of a group of peer companies selected by the Committee in its sole discretion, an award payment equal to 150% of the participant's
Incentive Amount shall instead be paid upon the attainment of maximum performance. Payments ranging from 50% to 200% of the Incentive Amounts will be determined by the Committee in respect of an Award Period for the attainment of performance objectives between either threshold and target or target and maximum. Such amounts, if any, shall be paid to the participant in cash within ninety (90) days after the end of each Award
Period, unless the participant made an irrevocable election to defer all or part of the amount of his or her award payment pursuant to any long term incentive compensation deferral plan adopted by the Company and made available for amounts earned hereunder.

Notwithstanding the foregoing, for Award Periods
beginning on or after January 1, 1998, Final Individual
Performance Share Unit Awards shall be determined by the
Committee by:  (a) determining the CFROGC/EPS Growth
Matrix Performance Percentage applicable for the Award
Period; (b) multiplying such percentage by the number of

Performance Share Units credited to the participant and
(c) further multiplying the result by an Individual
Performance Rating which will be a whole percentage between zero and 150% established by the Committee in its sole discretion after considering the recommendations of Company management. The Final Individual Performance
Share Unit Award shall be distributed to participants in the form of whole Company common shares (except that, to the extent necessary to satisfy federal, state or local tax withholding obligations, Performance Share Units may be converted to cash at a market value of Company common shares determined by the Committee), unless the participant has made an irrevocable election to defer all or part of the amount of his or her award pursuant to any long term incentive compensation deferral plan adopted by the Committee or the Company.

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

For purposes of the Plan, a Change in Control shall be deemed to have occurred if:

           	(i)	a tender offer shall be made and consummated
                for the ownership of 25% or more of the outstanding voting securities of the Company,

                (ii) the Company shall be merged or consolidated with another Corporation and as a result of such merger or consolidation less than 75% of the out-standing voting securities of the surviving or resulting corporation shall be owned in the aggregate by the former shareholders of the Company as the same shall have existed immediately prior to such merger or consolidation,

                (iii) the Company shall sell substantially all of its assets to another corporation which is not a wholly-owned subsidiary of the Company,

          	(iv)	a "person" within the meaning of Section
                3(a)(9) or of Section 13(d)(3) of the Securities Exchange Act of 1934 (as in effect on the effective date of the Plan) shall acquire 25% or more of the outstanding voting securities of the Company (whether directly, indirectly, beneficially or of record). For purposes of the Plan, ownership of voting securities shall take into account and shall include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(I) under the Securities Exchange Act of 1934 (as in effect on the effective date of the Plan), or

           	(v)	during any period of two consecutive years,
                individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

(C)	Non-Transferability

No right to payment under the Plan shall be subject to debts, contract liabilities, engagements or torts of the participant, nor to transfer, anticipation, alienation, sale, assignment, pledge or encumbrance by the participant except by will or the law of descent and distribution or pursuant to a qualified domestic relations order.

(H) Compliance with Law and Approval of Regulatory Bodies

No payment shall be made under the Plan except in compliance with all applicable federal and state laws and regulations including, without limitation, compliance with tax requirements.

(H) No Right to Employment

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

(H) Amendment and Termination

The Committee may at any time suspend, amend or terminate the Plan. Notwithstanding the foregoing, upon the occurrence of a Change in Control, no amendment, suspension or termination of the Plan shall, without the consent of the participant, alter or impair any rights or obligations under the Plan with respect to such participant.

(H) Effective Date of the Plan

The Plan was adopted by the Board on April 24, 1991 but the effective date of the Plan shall be January 1, 1991. The Plan was amended and restated as of June 21, 1994, July 25, 1995 and April
21, 1998

                             Page 1
                       Eaton Corporation
                1998 Annual Report on Form 10-K
                           Item 14(c)
                           Exhibit 21
               Subsidiaries of Eaton Corporation

Eaton is publicly held and has no parent corporation. Eaton's subsidiaries, the state or country in which each was organized, and the percentage of voting securities owned by Eaton or another Eaton subsidiary as of December 31, 1998 are as follows:

                                                       Percentage of voting
                                                       securities owned (by
                                       Where         Eaton unless otherwise
 Consolidated subsidiaries (A)     organized                     indicated)
------------------------------    ----------         ----------------------
Vorad Safety Systems, Inc.        California         100%       IVHS
                                                                Technologies,
                                                                Inc.
CEEC Holdings Incorporated          Delaware         100%       CEEC
                                                                Investments
                                                                Incorporated
CEEC Incorporated                   Delaware         100%       Cutler-Hammer
                                                                Inc.
CEEC Investments Incorporated       Delaware         100%       CEEC
                                                                Incorporated
Cutler-Hammer de Puerto Rico Inc.   Delaware         100%       Cutler-Hammer
                                                                Inc.
Cutler-Hammer Inc.                  Delaware         100%
Integrated Partial Discharge
  Diagnostics, Inc. (IPDD)          Delaware         100%       Cutler-Hammer
                                                                Inc.
Eaton Administration Corporation    Delaware         100%
Eaton ESC Holding Company           Delaware         100%
Eaton International Corporation     Delaware         100%
Eaton Semiconductor Equipment Inc.  Delaware         100%
Eaton Truck Systems, Inc.           Delaware         100%
Eaton USEV Holding Company          Delaware         100%
Eaton VORAD Technologies, L.L.C.
  (Partnership)                     Delaware          50%       Eaton Truck
                                                                Systems, Inc.
                                                      50%       Vorad Safety
                                                                Systems, Inc.
ERC Corporation                     Delaware         100%       Eaton Leasing
                                                                Corporation
ERC II Corporation                  Delaware         100%       Eaton Leasing
                                                                Corporation
Fusion Systems Corporation          Delaware         100%
Fusion Taiwan, Inc.                 Delaware         100%       Fusion
                                                                Technology
                                                                International,
                                                                Inc.
Fusion Technology
  International, Inc.               Delaware         100%       Fusion
                                                                Systems
                                                                Corporation


IVHS Technologies, Inc.             Delaware          69.8%
Modern Molded Products, Inc.        Delaware         100%
Kelmac Grip, L.P.                   Delaware         100%       Modern
                                                                Molded
                                                                Products,
                                                                Inc.
Eaton Asia Investments
  Corporation                       Maryland         100%
Fusion Semiconductor Systems
  Corporation                       Maryland         100%       Fusion
                                                                Systems
                                                                Corporation
Fusion Investments, Inc.            Maryland         100%       Fusion
                                                                Systems
                                                                Corporation
CAPCO Automotive Products
  Corporation                       Michigan         100%
G.T. Products, Inc.                 Michigan         100%
Cutler-Hammer de Puerto Rico
  Company (Partnership)                 Ohio          99%       Cutler-Hammer
                                                                de Puerto
                                                                Rico Inc.
                                                       1%       Cutler-Hammer
                                                                Inc.
Cutler-Hammer IDT, Inc.                 Ohio         100%
Eaton Consulting Services
  Corporation                           Ohio         100%
Eaton Leasing Corporation               Ohio         100%
Eaton MDH Co. Inc.                      Ohio         100%
Eaton MDH Limited Partnership           Ohio           1%
                                                      99%       Eaton MDH Co.
                                                                Inc.
Eaton Properties Corporation            Ohio         100%       Eaton Leasing
                                                                Corporation
Eaton Utah Corporation                  Ohio         100%       Eaton Leasing
                                                                Corporation
U.S. Engine Valve (Partnership)         Ohio           5.607%
                                                      70%       Eaton USEV
                                                                Holding
                                                                Company
Cutler-Hammer de Argentina S.A.    Argentina         100%
Eaton S.A.                         Argentina         100%
Cutler-Hammer Controls Pty. Ltd.   Australia          99.99996% Eaton
                                                                International
                                                                Corporation
                                                        .00004% Eaton Pty.
                                                                Ltd.
Eaton Finance Pty. Ltd.            Australia         100%       Eaton
                                                                International
                                                                Corporation
Eaton Finance G.P.                 Australia          99.583%   Eaton
                                                                Finance Pty.
                                                                Ltd.
Eaton Pty. Ltd.                    Australia         100%


Eaton Specialty Controls
  Pty. Ltd.                        Australia          99.99996%
                                                        .00004% Eaton
                                                                International
                                                                Corporation
Eaton Holding G.m.b.H.               Austria         100%       Eaton
                                                                International
                                                                Corporation
Eaton Foreign Sales Corporation     Barbados         100%
Eaton Holding Limited               Barbados         100%       Eaton Yale
                                                                Ltd.
Eaton Services Limited              Barbados         100%       Eaton Holding
                                                                Limited
Saturn Insurance Company Ltd.        Bermuda
                                     Islands         100%
Eaton Ltda.                           Brazil          65.04%    Eaton
                                                                Services
                                                                Limited
                                                      34.96%    Eaton
                                                                International
                                                                Corporation
Eaton Truck Components Ltda.          Brazil          21.135%
                                                      78.865%   CAPCO
                                                                Automotive
                                                                Products
                                                                Corporation
TGM Industria Electrometalurgica
  Ltda.                               Brazil         100%       Eaton Ltda.
Eaton ETN Offshore Ltd.               Canada         100%       Common Shares
                                                                - Eaton
                                                                Corporation
                                                     100%       Preferred
                                                                Shares -
                                                                Eaton
                                                                International
                                                                Corporation
Eaton Yale Ltd.                       Canada         100%       Eaton ETN
                                                                Offshore Ltd.
Electrotechnique GFTL, Inc.           Canada         100%       Eaton Yale
                                                                Ltd.
Tycor International Corporation       Canada         100%       Eaton
                                                                Yale Ltd.
Eaton Holding I Limited       Cayman Islands         100%       Eaton Holding
                                                                III Limited
Eaton Holding II Limited      Cayman Islands         100%       Eaton Holding
                                                                III Limited
Eaton Holding III Limited     Cayman Islands         100%       Eaton
                                                                Holding
                                                                G.m.b.H.
Eaton Hydraulics (Shanghai)
  Co., Ltd.                            China         100%       Eaton China
                                                                Investment
                                                                Co., Ltd.


Eaton Truck and Bus Components
  Company (Shanghai) Ltd.              China         100%       Eaton China
                                                                Investment
                                                                Co., Ltd.
Eaton China Investments Co.,
  Ltd.                                 China         100%       Eaton Asia
                                                                Investments
                                                                Corporation
Eaton-Shenglong Automobile
  Components (Ningbo) Co., Ltd.        China          70%       Eaton China
                                                                Investment
                                                                Co., Ltd.
Jining Eaton Hydraulics
  Company Ltd.                         China          60%
Shanghai Eaton Engine Components
  Company, Ltd.                        China          55%       Eaton China
                                                                Investment
                                                                Co., Ltd.
Suzhou Cutler-Hammer Electric
  Co., Ltd.                            China         100%
Eaton Controles Industriales S.A. Costa Rica          97.14%    Eaton
                                                                International
                                                                Corporation
Cutler-Hammer, S.A.                Dominican
                                    Republic         100%       Cutler-Hammer
                                                                Inc.
Eaton Automotive Controls Srl         France         100%       Eaton
                                                                Technologies
                                                                S.A.
Eaton S.A.                            France         100%
Eaton Technologies S.A.               France          55%
                                                      45%       Eaton
                                                                International
                                                                Corporation
Eaton Automotive G.m.b.H.            Germany         100%       Eaton
                                                                G.m.b.H.
Eaton Controls G.m.b.H. & Co.
  K.G. (Partnership)                 Germany          99.33%    Eaton Yale
                                                                Ltd.
                                                        .67%    Eaton
                                                                G.m.b.H.
Eaton G.m.b.H.                       Germany         100%
Eaton Technologies Limited         Hong Kong         100%       Eaton
                                                                International
                                                                Corporation
Eaton Automotive Srl                   Italy         100%       Eaton Srl
Eaton Srl                              Italy         100%       Eaton B.V.
Fusion Italia Srl                      Italy          95%       Fusion Europe
                                                                Ltd.
                                                       5%       Fusion
                                                                Technologies
                                                                International
Eaton Japan Co., Ltd.                  Japan         100%


Fusion Semiconductor Japan KK          Japan         100%       Fusion
                                                                Technology
                                                                International,
                                                                Inc.
Japan Fawick Company Limited           Japan          50%
Sumitomo Eaton Hydraulics Co.,
  Ltd.                                 Japan          50%
Sumitomo Eaton Nova Corporation        Japan          50%
Cutler-Hammer Controls Sdn. Bhd.    Malaysia         100%       Eaton
                                                                International
                                                                Corporation
Condura S. de R.L. de C.V.            Mexico         99.999556%
                                                       .000444% Eaton Holding
                                                                International
                                                                I B.V.
Cutler-Hammer Mexicana, S.A.          Mexico         100%       Eaton
                                                                International
                                                                Corporation
Eaton Controls, S. de R.L.
  de C.V.                             Mexico          99%
                                                       1%       Eaton Holding
                                                                International
                                                                I B.V.
Eaton Molded Products S.
  de R.L. de C.V.                     Mexico          99.9999985%
                                                        .0000015%Eaton Holding
                                                                 International
                                                                 I B.V.
Eaton Truck Components,
  S.A. de C.V.                        Mexico          99.995%
                                                        .005%   Eaton Holding
                                                                International
                                                                I B.V.
Operaciones de Maquila de
  Juarez S de R.L. de C.V.            Mexico          99.956%   Cutler-Hammer
                                                                Inc.
                                                        .044%   Eaton Holding
                                                                International
                                                                I B.V.
Eaton s.a.m.                          Monaco         100%
Eaton Automotive B.V.            Netherlands         100%       IKU Holding
                                                                Montfoort
                                                                B.V.
Eaton B.V.                       Netherlands         100%       Eaton Holding
                                                                International
                                                                I B.V.
Eaton C.V. (Partnership)         Netherlands          99.9%     Eaton Holding
                                                                III Limited
                                                        .1%     Eaton
                                                                International
                                                                Corporation
Eaton Holding B.V.               Netherlands         100%       Eaton B.V.
Eaton Holding International I
  B.V.                           Netherlands         100%


IKU Holding Montfoort B.V.       Netherlands         100%       Eaton Holding
                                                                B.V.
Eaton Finance B.V.               Netherlands         100%       Eaton B.V.
Technisch Bureau Hoevelaken B.V. Netherlands         100%       Eaton Holding
                                                                B.V.
Cutler-Hammer Asia Corporation   Philippines         100%       Eaton
                                                                International
                                                                Corporation
Eaton Controls Spolka z o.o.          Poland         100%       Eaton Holding
                                                                B.V.
Eaton Automotive Spolka z o.o.        Poland         100%       Eaton
                                                                Automotive
                                                                Srl
Eaton Truck Components S.A.           Poland          83.72%    Eaton B.V.
Cutler-Hammer Pte. Ltd.            Singapore         100%       Eaton
                                                                International
                                                                Corporation
Eaton Services Pte. Ltd.           Singapore         100%       Eaton
                                                                Semiconductor
                                                                Equipment
                                                                Inc.
Eaton Truck Components (Pty)
  Limited                       South Africa         100%       Eaton Limited
Eaton Automotive Controls
  Limited                        South Korea         100%       Eaton
                                                                International
                                                                Corporation
Eaton Limited                    South Korea         100%
Eaton Semiconductor Limited      South Korea         100%       Eaton
                                                                Semiconductor
                                                                Equipment
                                                                Inc.
Fusion Pacific, Ltd.             South Korea         100%       Fusion
                                                                Technology
                                                                International,
                                                                Inc.
Eaton Ros S.A.                         Spain         100%       Eaton S.A.
Productos Eaton Livia S.A.             Spain         100%       Eaton S.A.
Eaton SA                         Switzerland         100%
Eaton Technologies S.A.          Switzerland         100%       Eaton SA
Eaton Limited                         Taiwan          19.4%
                                                      80.6%     Eaton
                                                                International
                                                                Corporation
Modern Molded Products Limited        Taiwan         100%       Eaton
                                                                International
                                                                Corporation
Eaton Technologies Limited          Thailand         100%
Rubberon Technology Corporation
  Limited                           Thailand         100%


Cutler-Hammer Europa Pension          United
  Trustees Ltd.                      Kingdom          50%       Eaton Limited
                                                      50%       Eaton
                                                                Financial
                                                                Services
                                                                Limited
Eaton Financial Services Limited      United
                                     Kingdom         100%       Eaton Limited
Eaton Holding Limited                 United
                                     Kingdom         100%
Eaton Limited                         United
                                     Kingdom         100%       Eaton Holding
                                                                Limited
Eaton Shared Services Limited         United
                                     Kingdom         100%       Eaton Holding
                                                                Limited
Fusion Europe Ltd.                    United
                                     Kingdom         100%       Fusion
                                                                Technology
                                                                International,
                                                                Inc.
Cutler-Hammer de Venezuela S.A.    Venezuela         100%       Eaton
                                                                International
                                                                Corporation

(A) Other Eaton subsidiaries, most of which are inactive, are not listed above. If considered in the aggregate, they would not be material.

                             Page 1
                      Eaton Corporation
               1998 Annual Report on Form 10-K
                           Item 14(c)
                           Exhibit 23
              Consent of Independent Auditors

We consent to the incorporation by reference in the following Registration Statements and related Prospectuses of our report dated January 19, 1999, with respect to the consolidated financial statements of Eaton Corporation included in this Form 10-K for the year ended December 31, 1998:

Registration
  number                    Description                     Filing date
------------  ----------------------------------------    ------------------
333-74355     Eaton Corporation $1,400,000,000 of
              Debt Securities, Debt Warrants,
              Common Shares and Preferred Shares -
              Form S-3 Registration Statement             March 12, 1999

333-62375     Eaton Corporation 1998 Stock Plan - Form
              S-8 Registration Statement                  August 27, 1998

333-62373     Eaton Holding Limited U.K. Savings-
              Related Share Option Scheme [1998]-
              Form S-8 Registration Statement             August 27, 1998

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

33-49779      Eaton Limited U.K. Savings-Related Share
              Option Scheme [1991] - Form S-8
              Registration Statement                      July 16, 1993


33-49777      Eaton Corporation Share Purchase and
              Investment Plan - Form S-8
              Registration Statement                      July 15, 1993

33-49393,     Eaton Corporation Stock Option Plans -
33-12842,     Form S-8 Registration Statement             March 9, 1993
2-76349 &
2-58718

33-15582      Eaton Limited U.K. Savings-Related Share
              Option Scheme - Form S-8 Registration
              Statement                                   July 7, 1987

33-2688       Eaton Corporation Shareholder Dividend
              Reinvestment Plan (Including Post
              Effective Amendment No. 1 filed
              February 19, 1986)                          January 15, 1986

                                                  /s/ Ernst & Young LLP


Cleveland, Ohio
March 19, 1999

                             Page 1
                      Eaton Corporation
              1998 Annual Report on Form 10-K
                          Item 14(c)
                          Exhibit 24
                       Power of Attorney

	KNOW ALL MEN BY THESE PRESENTS: That each person whose name is signed below has made, constituted and appointed, and by this instrument does make, constitute and appoint, Adrian T. Dillon, Billie
K. Rawot or William J. Nowak his or her true and lawful attorney, for him or her and in his or her name, place and stead to subscribe, as attorney-in-fact, his or her signature as Director or Officer or both, as the case may be, of Eaton Corporation, an Ohio corporation, to the Annual Report on Form 10-K for the year ended December 31, 1998 pursuant to the Securities Exchange Act of 1934, and to any and all amendments to that Annual Report on Form 10-K, giving and granting unto each such attorney-in-fact full power and authority to do and perform every act and thing whatsoever necessary to be done in the premises, as fully as he or she might or could do if personally present, hereby ratifying and confirming all that each such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.

	This Power of Attorney shall not apply to any Annual Report on Form 10-K or amendment thereto filed after December 31, 1999.


	IN WITNESS WHEREOF, this Power of Attorney has been signed this 24th day of February, 1999.


        /s/ Stephen R. Hardis              /s/ Ernie Green
        ------------------------------     ----------------------------
        Stephen R. Hardis                  Ernie Green
        Chairman and Chief Executive       Director
       	Officer; Principal
	       Executive Officer; Director

        /s/ Alexander M. Cutler            /s/ Ned C. Lautenbach
        ------------------------------     ----------------------------
        Alexander M. Cutler                Ned C. Lautenbach
        President and Chief Operating      Director
       	Officer; Director

        /s/ Adrian T. Dillon               /s/ John R. Miller
        ------------------------------     ----------------------------
       	Executive Vice President--		       John R. Miller
	       Chief Financial and Planning		     Director
	       Officer; Principal Financial
	       Officer

        /s/ Billie K. Rawot                /s/ Furman C. Moseley
        ------------------------------     ----------------------------
        Billie K. Rawot                    Furman C. Moseley
        Vice President and Controller;     Director
       	Principal Accounting Officer

        /s/ Neil A. Armstrong              /s/ Victor A. Pelson
        ------------------------------     ----------------------------
        Neil A. Armstrong                  Victor A. Pelson
        Director                           Director


        /s/ Michael J. Critelli            /s/ A. William Reynolds
        ------------------------------     ----------------------------
        Michael J. Critelli                A. William Reynolds
        Director                           Director

                                           /s/ Gary L. Tooker
        ------------------------------     ----------------------------
        Phyllis B. Davis                   Gary L. Tooker
        Director                           Director