Form 10-K405/A
period 1998-12-31
EATON CORP
filed 1999-04-23
CIK 31277

United States
                 Securities and Exchange Commission
                      Washington, D.C.  20549

                         Eaton Corporation
                   Amended Form 10-K405/A - #1

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


Business Segment Information

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

        12 Ratio of Earnings to Fixed Charges (filed as a separate section of this report)

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


                                    Eaton Corporation
                                    -----------------
                                    Registrant

Date:  April 22, 1999               /s/ Adrian T. Dillon
                                    ----------------------------
                                    Adrian T. Dillon
                                    Executive Vice President--
                                    Chief Financial and Planning
                                    Officer; Principal Financial
                                    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATE:  April 22, 1999


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

The purchase price allocation for Fusion Systems included $85 million for purchased in-process research and development. This amount was expensed at the date of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. Therefore, 1997 results include the write-off of $85 million for purchased in-process research and development, with no income tax benefit, or $1.09 per Common Share.

The Company's management is primarily responsible for estimating the fair value of the purchased in-process research and development. The purchased in-process research and development was determined based on the income method using a risk adjusted discount rate of 31% applied to project cash flows. Three groups of projects comprised over 95% of the total value of purchased in-process research and development, and are described in more detail below. The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that these products can be produced to meet their design requirements, including functions, features and technical performance requirements.

Gemini Photostablizer (GPS) - This project involved the development of a 300 mm photostabilizer and was valued at $22.4 million. This product will be scaled for 300 mm wafers and will include functions new to photostabilizing. In order to realize this new technology, product designs will have to be configured and scaled for the larger wafers. At the acquisition date, the greatest risk of potential failure associated with this project was that it could not be accomplished given technical and economic constraints. Product completion was originally expected in late 1998 with an undiscounted cost of completion estimated to be $13.2 million which approximated actual. Development was ultimately completed in the first quarter of 1999, resulting in the sale of the first prototype. This small delay had a nominal impact upon 1998 consolidated results of operations, and will not have a significant impact upon the Company's financial condition or ultimate expected investment return.

Gemini Enhanced Strip (GES) - These projects involve the development of the next generation Enhanced Strip products for both 200 mm and 300 mm wafers and together were valued at $37.4 million. These new products will incorporate various new functions, including targeting applications for 0.25 micron and
0.18 micron geometries. Areas requiring design are the same as those in the GPS project, with corresponding risks of failure. Product completion was originally planned for mid-1999, and is still scheduled for completion in that time frame with an undiscounted cost of completion estimated to be $8.5 million.

Gemini Microwave Plasma Asher (GPL) - These projects involved the development of the next generation of plasma ashers for 200 mm and 300 mm wafers and together were valued at $22.8 million.
These new products will incorporate substantial changes in an attempt to enable targeting applications for 0.25 micron and 0.18 micron geometries. The primary risk related to these projects involved the achievement of tightly controlled process parameters, which is considered difficult due to the smaller linewidths targeted with these projects. Product completion was originally planned for mid-1998, and was completed by the fourth quarter of 1998 with an undiscounted cost of completion estimated to be $2.5 million which approximated actual. This small delay had a nominal impact upon 1998 consolidated results of operations, and no significant impact upon the Company's financial condition or ultimate expected investment return.


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

Results for 1997 included unusual pretax charges of $24 million for business segment restructuring actions and an $85 million write-off of purchased in-process research and development related to the acquisition of Fusion Systems. Details of the write-off of purchased in-process research and development is described in "Acquisitions of Businesses" in the Financial Review on page 26 of this report. Also, a pretax gain of $91 million was recognized in 1997 for the sales of businesses. Finally, an aftertax extraordinary loss of $54 million was recognized in 1997 for the redemption of debentures.

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

The restructuring charges of $12 million relate to management's plan to consolidate production at three manufacturing facilities into other existing locations in order to reduce costs in reaction to ongoing price pressure from customers and increased competition in markets served. These restructuring charges primarily relate to workforce reductions of approximately 850 employees. Asset write-downs and other costs were also recorded for the closing of these facilities. Production will be phased out at the Actuator and Sensor Division in Hamilton, Indiana, and is expected to be completed in the fourth quarter of 1999. Production will be phased out at the Vehicle Switch/Electronics Division in Winamac, Indiana, and is expected to be completed in the fourth quarter of 1999. The automotive electronics manufacturing and engineering done at the Actuator and Sensor Division in Rochester Hills, Michigan, will be transferred to another facility by the third quarter of 1999.

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

The restructuring charges of $28 million relate to management's plan to divest a non-strategic product line and the consolidation of three domestic facilities into other existing locations due to increased pressure for cost improvements, brought on in part by increased global competition. The restructuring charges relate to workforce reductions of approximately 550 employees, of which 300 have been terminated as of year-end. These charges also include inventory and other asset write-downs and other costs.
The Company divested its porcelain lighting fixture product line in Pageland, South Carolina. Manufacturing at the Salisbury, Maryland, plant was transferred to another facility and was substantially completed by the end of 1998. Production at the Oldsmar, Florida facility will also be transferred and is expected to be completed in the fourth quarter of 1999. Certain production will be transferred from the Grand Prarie, Texas, location and is expected to be completed by the end of the third quarter of 1999. Operations in the Pacific Region are also being realigned to better position the businesses in that region. These charges relate to workforce reductions of approximately 600 employees, of which approximately 200 have been terminated as of year-end.
These charges also include inventory and other asset write-downs as these businesses are consolidating facilities and operations to be more competitive in the region.

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

                             Page 55

December 31, 1998                     Expected maturity date
                            -----------------------------------------------
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



December 31, 1997                     Expected maturity date
                            -----------------------------------------------
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

Income from Operations of $700 million, before a one-time charge of $85 million, increased 33% in 1997 from 1996. The one-time charge was recorded against third quarter 1997 earnings to write-off the purchased in-process research and development associated with the acquisition of Fusion Systems Corporation. Income from Operations also includes restructuring charges of $24 million in 1997 and $50 million in 1996.

The restructuring charges of $24 million ($15 million aftertax) recorded in 1997 primarily related to workforce reductions including salaries and termination benefits. Two automotive air conditioning components plants in St. Thomas, Ontario, were closed before the end of 1998 and production was consolidated into other existing facilities to help reduce costs. Headcount reductions also occurred at the Company's European headquarters in Hounslow, United Kingdom, which was closed and at the Automotive Controls location in Germany. These restructuring charges are included in Income from Operations as displayed on the Statement of Consolidated Income. The balance sheet at December 31, 1998 includes a remaining liability for approximately $5 million. This restructuring plan is expected to be completed in early 1999.

The restructuring charges of $50 million ($32 million aftertax) in 1996 primarily related to workforce reductions including salaries and termination benefits. The Truck Components segment closed the Santo Andre, Brazil, transmission facility and consolidated production into another location. The Company restructured the North American axle and brake business primarily consisting of headcount reductions. Approximately $47 million of the charges are included in Income from Operations as displayed on the Statement of Consolidated Income and $3 million is included in Other Income. The balance sheet at December 31, 1998 does not include any remaining liability associated with the 1996 restructuring activities.

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

Market price per Common Share
  High                                                    $ 99-5/8    $103-3/8    $ 70-7/8    $ 62-1/2    $ 62-1/8
  Low                                                     $ 57-1/2    $ 67-1/4    $ 50-3/8    $ 45-3/8    $ 43-7/8

------------------------------------------------------------------------------------------------------------------
Investments during the year (percent of net sales)
  Property, plant & equipment                                  7.3%        5.8%        5.0%        5.8%        4.4%
  Research & development                                       5.0%        4.2%        3.8%        3.3%        3.5%
  Information technology                                       3.1%        2.7%        2.1%        2.1%        2.2%
                                                          --------------------------------------------------------
                                                              15.4%       12.7%       10.9%       11.2%       10.1%
                                                          ========================================================

At the year-end
------------------------------------------------------------------------------------------------------------------
Total assets                                              $  5,665    $  5,606    $  5,385    $  5,106    $  4,731
Working capital                                                466         698         787         822         744
Long-term debt                                               1,191       1,272       1,062       1,084       1,053
Shareholders' equity                                         2,057       2,071       2,160       1,975       1,680
Shareholders' equity per Common Share                     $  28.69    $  27.72    $  28.00    $  25.45    $  21.54
Common Shares outstanding                                     71.7        74.7        77.1        77.6        78.0
------------------------------------------------------------------------------------------------------------------

Income includes the following unusual items
                                                              1998        1997        1996
                                                              ----        ----        ----
Restructuring charges & other items
  Pretax                                                  $   (111)   $    (24)   $    (50)
  Aftertax                                                     (72)        (15)        (32)
  Net loss per Common Share                                   (.99)       (.19)       (.41)
Gain on sales of businesses
  Pretax                                                  $     43    $     91
  Aftertax                                                      28          69
  Net income per Common Share                                  .38         .88
Write-off of purchased in-process research & development
  Pretax                                                              $    (85)
  Aftertax                                                                 (85)
  Net loss per Common Share                                              (1.09)

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

12 Ratio of Earnings to Fixed Charges (filed as a separate section of this report)

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

                             Page 1
                       Eaton Corporation
                1998 Annual Report on Form 10-K
                           Item 14(c)
                           Exhibit 12
               Ratio of Earnings to Fixed Charges

                                                        Year ended December 31
                                                   ------------------------------------
(Millions of dollars)                              1998    1997    1996    1995    1994
                                                   ----    ----    ----    ----    ----
Income before income taxes & extraordinary item    $485    $668    $485    $592    $488
Adjustments
  Minority interests in consolidated subsidiaries    (2)      1       1       0      (2)
  Income of equity investees                          3      (7)    (14)     (9)     (3)
  Amortization of capitalized interest                7       8       8       7       6
  Distributed income of equity investees              2       4       5       5       3
  Interest expensed                                  93      86      85      86      83
  Amortization of debt issue costs                    0       1       1       0       0
  Estimated portion of rent expense representing
    interest                                         30      26      24      22      22
                                                   ----    ----    ----    ----    ----
Adjusted income before income taxes                $618    $787    $595    $703    $597
                                                   ====    ====    ====    ====    ====

Fixed charges
  Interest expensed                                 $93     $86     $85     $86     $83
  Interest capitalized                               16      12       8      10      10
  Amortization of debt issue costs                    0       1       1       0       0
  Estimated portion of rent expense representing
    interest                                         30      26      24      22      22
                                                   ----    ----    ----    ----    ----
Total fixed charges                                $139    $125    $118    $118    $115
                                                   ====    ====    ====    ====    ====

Ratio of earnings to fixed charges                  4.45    6.30    5.04    5.96    5.19

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

                             Page 1
                      Eaton Corporation
               1998 Annual Report on Form 10-K
                           Item 14(c)
                           Exhibit 23
              Consent of Independent Auditors

We consent to the incorporation by reference in the following Registration Statements and related Prospectuses of our report dated January 19, 1999, with respect to the consolidated financial statements, as amended, of Eaton Corporation included in this Form 10-K/A for the year ended December 31, 1998:

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


Cleveland, Ohio
April 21, 1999

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