Form 10-K405/A
period 1998-12-31
EATON CORP
filed 1999-05-11
CIK 31277

United States
                 Securities and Exchange Commission
                      Washington, D.C.  20549

                         Eaton Corporation
                   Amended Form 10-K405/A - #2

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


                                    Eaton Corporation
                                    -----------------
                                    Registrant

Date: May 10, 1999                  /s/ Adrian T. Dillon
                                    ----------------------------
                                    Adrian T. Dillon
                                    Executive Vice President--
                                    Chief Financial and Planning
                                    Officer; Principal Financial
                                    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATE: May 10, 1999


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

During 1998, the Company recorded unusual pretax charges of $111 million, which included $101 million to restructure business segments and $10 million for a contribution to Eaton's charitable trust. The restructuring charges principally relate to noncash inventory and other asset write-downs of $46 million, workforce reductions of $41 million, and plant closings and other costs of $14 million. The workforce reductions, plant closings and other costs involve cash expenditures of $16 million which were made in 1998 and the remaining balance of $39 million is expected to be expended in 1999. The expenditures to date were funded with cash provided by operations and the remaining expenditures are expected to be funded in the same manner. These actions should significantly increase cost competitiveness and improve operating results in future periods.
The Company expects to realize annual savings of $150 million by the end of the year 2000.

The Semiconductor Equipment segment recorded $43 million of the restructuring charge with the balance recorded by various operations in the other business segments. Workforce reductions included in these restructuring charges involve several Semiconductor Equipment locations as well as certain other plants in the Automotive Components, Industrial and Commercial Controls, and Truck Components segments. Approximately 2,825 operations employees and 175 corporate employees are expected to be terminated, of which 900 have been terminated as of year-end. These reductions will generally be manufacturing personnel, although certain administrative functions will also be affected. Production at certain plants will be consolidated into other existing facilities as the Company continues the process of reducing costs to benefit customers and better accommodate the markets that these plants serve. Industrial and Commercial Controls operations in the Pacific Region are also being realigned to better position the Company's businesses in that region.

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

                             Page 1
                      Eaton Corporation
               1998 Annual Report on Form 10-K
                           Item 14(c)
                           Exhibit 23
              Consent of Independent Auditors

We consent to the incorporation by reference in the following Registration Statements and related Prospectuses of our report dated January 19, 1999, with respect to the consolidated financial statements, as amended, of Eaton Corporation included in this Form 10-K/A No. 2 for the year ended December 31, 1998:

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


Cleveland, Ohio
May 10, 1999

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