Form 10-Q
period 1999-03-31
EATON CORP
filed 1999-05-17
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended March 31, 1999
                     --------------


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

There were 71.8 million Common Shares outstanding as of March 31,
1999.

                  Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                            March 31,  December 31,
(Millions)                                     1999       1998
                                               ----       ----
ASSETS
Current assets
  Cash                                       $   20     $   80
  Short-term investments                         20         42
  Accounts receivable                         1,018        885
  Inventories                                   714        707
  Deferred income taxes & other
    current assets                              290        268
                                             ------     ------
                                              2,062      1,982
Property, plant & equipment                   1,781      1,837
Excess of cost over net assets of
  businesses acquired                         1,015      1,025
Deferred income taxes & other assets            806        821
                                             ------     ------
                                             $5,664     $5,665
                                             ======     ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt & current portion of
    long-term debt                           $  398     $  333
  Accounts payable & other current
    liabilities                               1,181      1,183
                                             ------     ------
                                              1,579      1,516
Long-term debt                                1,188      1,191
Postretirement benefits other than pensions     561        557
Other liabilities                               318        344
Shareholders' equity                          2,018      2,057
                                             ------     ------
                                             $5,664     $5,665
                                             ======     ======
See accompanying notes.

Eaton Corporation

Statements of Consolidated Income
                                                 Three Months Ended
                                                      March 31
                                                 ------------------
(Millions except for per share data)               1999     1998
                                                   ----     ----
Net sales                                        $1,661   $1,687

Costs & expenses
  Cost of products sold                           1,172    1,207
  Selling & administrative                          275      263
  Research & development                             71       82
                                                 ------   ------
                                                  1,518    1,552
                                                 ------   ------
Income from operations                              143      135

Other income (expense)
  Interest expense - net                            (21)     (21)
  Gain on sales of businesses                                 43
  Other - net                                         1       (2)
                                                 ------   ------
                                                    (20)      20
                                                 ------   ------
Income before income taxes                          123      155
Income taxes                                         39       50
                                                 ------   ------
Net income                                       $   84   $  105
                                                 ======   ======

Net income per Common Share
  Assuming dilution                              $ 1.17   $ 1.42
  Basic                                            1.18     1.45

Average number of Common Shares outstanding
  Assuming dilution                                72.2     73.7
  Basic                                            71.2     72.0

Cash dividends paid per Common Share             $  .44   $  .44

See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                                      Three Months Ended
                                                           March 31
                                                      ------------------
(Millions)                                             1999      1998
                                                       ----      ----
Net cash (used in) provided by operating activities
  Net income                                          $  84     $ 105
  Adjustments to reconcile to net cash (used in)
    provided by operating activities
      Depreciation & amortization                        86        81
      Gain on sales of businesses                                 (43)
      Changes in operating assets & liabilities,
        excluding acquisitions and sales of
        businesses                                     (194)     (138)
      Other - net                                        17        (4)
                                                      -----     -----
                                                         (7)        1

Net cash (used in) provided by investing activities
  Acquisitions of businesses, less cash acquired        (11)      (77)
  Sales of businesses                                             295
  Expenditures for property, plant & equipment          (77)      (58)
  Other - net                                             6         2
                                                      -----     -----
                                                        (82)      162

Net cash provided by (used in) financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                          103       461
      Payments                                         (284)     (129)
  Borrowings with original maturities of less than
    three months - net                                  249      (144)
  Cash dividends paid                                   (32)      (32)
  Purchase of Common Shares                                      (338)
  Other                                                  (7)       12
                                                      -----     -----
                                                         29      (170)
                                                      -----     -----
Decrease in cash                                        (60)       (7)
Cash at beginning of year                                80        53
                                                      -----     -----
Cash at end of period                                 $  20     $  46
                                                      =====     =====
See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:

All references to net income per Common Share assume dilution, unless otherwise indicated.

Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

Subsequent Event
----------------
On April 9, 1999, the Company purchased all of the outstanding common stock of Aeroquip-Vickers, Inc., for approximately $1.6 billion in cash. For 1998, Aeroquip-Vickers had sales of $2.15 billion, pretax income of $148 million, net income of $97 million, and net assets of $569 million. The acquisition will be accounted for by the purchase method of accounting. Funds for the purchase were primarily obtained through the issuance of commercial paper. This acquisition is more fully discussed on pages 12 and 13 of this report.

Unusual Charges
---------------
Income in the first quarter of 1998 was reduced by unusual pretax charges of $43 million ($28 million aftertax, or $.38 per Common Share). The Company recorded $33 million of restructuring charges which reduced operating profit of the Automotive Components segment by $8 million, the Industrial and Commercial Controls segment by $15 million and the Truck Components segment by $10 million. These charges, which are included in the Statement of Consolidated Income in Income from Operations, related to workforce reductions, asset write-downs and other restructuring actions. The Company also recorded a $10 million contribution to its charitable trust which is included in Other Expense. These charges are more fully discussed in the Company's 1998 Annual Report on Form 10-K in the Unusual Charges footnote and throughout Management's Discussion and Analysis of Financial Condition and Results of Operations.

Gain on Sales of Businesses
---------------------------
On January 2, 1998, the Company completed the sale of the Axle and Brake business to Dana Corporation. The sale of this business, and an adjustment related to a business sold in a prior period, resulted in a pretax gain of $43 million ($28 million aftertax, or $.38 per Common Share).

Comprehensive Income
--------------------
The principal difference between net income as historically reported in the Statements of Consolidated Income and comprehensive income are foreign currency translation adjustments recorded in Shareholders' Equity. Comprehensive income (loss) is as follows (in millions):

                                   	Three Months Ended
	                                         March 31
                                   -------------------
                                   1999          1998
                                   ----          ----
Net income                         $ 84          $105
Foreign currency translation
  and other adjustments	 (in
  1999, primarily relates
  to operations in Brazil)          (99)           15
                                   ----          ----
Comprehensive income  (loss)       $(15)         $120
                                   ====          ====

Inventories
-----------
                                 March 31,   December 31,
(Millions)                         1999          1998
                                   ----          ----
Raw materials                      $281          $282
Work-in-process and
  finished goods                    502           494
                                   ----          ----
Gross inventories at FIFO           783           776
Excess of current cost
  over LIFO cost                    (69)          (69)
                                   ----          ----
Net inventories                    $714          $707
                                   ====          ====

Net Income per Common Share
---------------------------
The calculation of net income per Common Share - assuming dilution and basic follows (millions except for per share data):

                                    	Three Months Ended
	                                        March 31
                                    	------------------
	                                    1999          1998
                                     ----          ----
Net income                          $  84         $ 105
                                     ====          ====

Average number of Common Shares
  outstanding-assuming dilution	     72.2          73.7
Less dilutive effect of stock
  options	                            1.0           1.7
	                                    ----	          ----
Average number of Common Shares
  outstanding-basic	                 71.2          72.0
                                     ====          ====

Net income per Common Share
  Assuming dilution	                $1.17         $1.42
  Basic	                             1.18          1.45


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

                                     Three Months Ended
                                          March 31
                                     ------------------
                                     1999          1998
                                     ----          ----
Income statement data
  Net sales                          $111          $181
  Gross profit                         30            41
  Net income                            2            18


                                   March 31,   December 31,
                                     1999          1998
                                     ----          ----
Balance sheet data
  Current assets                     $320          $336
  Noncurrent assets                   198           248
  Net intercompany payables           121           132
  Current liabilities                 114           104
  Noncurrent liabilities              110           108
  Minority interest                    (4)           21

Eaton Corporation

Business Segment Information
                                                Three Months Ended
                                                     March 31
                                                ------------------
(Millions)                                       1999       1998
                                                 ----       ----
Net Sales
 Automotive Components                         $  532     $  492
 Hydraulics & Other Components                    145        162
 Industrial & Commercial Controls                 551        551
 Semiconductor Equipment                           57         79
 Truck Components                                 376        372
                                               ------     ------
Total ongoing operations                        1,661      1,656
Divested operations                                           31
                                               ------     ------
Total net sales                                $1,661     $1,687
                                               ======     ======

Operating profit
 Automotive Components                         $   68     $   59
 Hydraulics & Other Components                     20         30
 Industrial & Commercial Controls                  34         31
 Semiconductor Equipment                          (12)       (14)
 Truck Components                                  64         57
                                               ------     ------
Total ongoing operations                          174        163

Divested operations                                           (1)
Amortization of certain intangible assets         (17)       (16)
Interest expense - net                            (21)       (21)
Gain on sales of businesses                                   43
Corporate & other - net                           (13)       (13)
                                               ------     ------
Income before income taxes                     $  123     $  155
                                               ======     ======
See accompanying notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Sales for the first quarter of 1999 were $1.66 billion, a decrease of 2% from the comparable period in 1998. Excluding divested operations, sales were nearly equal to 1998 results. Net income in the first quarter of 1999 was $84 million compared to last year's $105 million. First quarter 1999 fully diluted earnings per share were $1.17, down 18% from last year's first quarter record of $1.42.

During the first quarter of 1998, the Company recorded a net pretax gain of $43 million, related principally to the January 2, 1998 sale of its worldwide Axle and Brake business to Dana Corporation. This gain was entirely offset by charges of $33 million related to restructuring actions and a $10 million contribution to the Company's charitable trust.

Automotive Components
---------------------
Automotive Components sales in the first quarter of 1999 reached a record $532 million, increasing 8% from comparable 1998 results. Excluding the 1998 acquisitions of G.T. Products and Amtec, sales increased 4%, slightly ahead of the 2% increase in production of light vehicles in the Americas and Europe.

Operating profit for the first quarter of 1999 was $68 million, an increase of 15% compared to the same period in 1998. Before restructuring charges of $8 million recorded in the first quarter of 1998, operating profit in 1999 was 1% ahead of last year's results.

Hydraulics & Other Components
-----------------------------
Hydraulics and Other Components sales in the first quarter of 1999 were $145 million, 10% below last year's comparable record volume of $162 million and marginally better than the 13% year-to-year decline in North American mobile equipment shipments.

Operating profit was $20 million for the first quarter of 1999, down 33% compared to the same period in 1998. Although operating margins were well below the boom conditions experienced in early
1998, first quarter 1999 operating margins were above those of last year's second half. The Company appears to have seen the worst of the Asian crisis' impact on customers' orders, but does not anticipate a meaningful upturn before this year's second half.

Industrial & Commercial Controls
--------------------------------
Industrial and Commercial Controls sales reached $551 million in the first quarter of 1999, unchanged from first quarter 1998. This was consistent with the North American market for electrical distribution equipment and industrial controls which was flat year-to-year. A modest increase in Cutler-Hammer sales, especially the new Engineering Services and Systems business, was offset by weakness in the commercial and aerospace markets.

Operating profit for the first quarter of 1999 was $34 million, an increase of 10% compared to the same period in 1998. Before restructuring charges of $15 million recorded in the first quarter of 1998, 1999 operating profit was 26% below last year's results.
Profits were hurt by weakness in the commercial and aerospace markets as well as the continued costs of building Cutler-Hammer's new
Engineering Services and Systems business.

Semiconductor Equipment
-----------------------
Semiconductor Equipment sales in the first quarter of 1999 were $57 million, 28% below last year's comparable results. However, higher industry orders, which have been rising for nearly 9 months, and a rising backlog for semiconductor capital equipment should help buoy shipments for the remainder of the year. The Company's first quarter orders were the best in over a year, increasing confidence that this segment may achieve at least a break-even performance in 1999 compared to an operating loss of $80 million in 1998, before $43 million of restructuring charges.

This segment reported an operating loss of $12 million in the first quarter of 1999, an improvement of $2 million compared to one year ago. Despite much lower sales, the better results can be attributed to the initial impact of last year's third quarter operational restructuring.

Truck Components
----------------
Truck Components sales in the first quarter of 1999 were a record $376 million, 1% above last year's comparable results. The Brazilian devaluation in the first quarter of 1999 reduced sales by $14 million, but was offset by a 5% year-to-year increase in volume, consistent with the rise in medium and heavy truck production in the Americas and Europe.

Operating profits in the first quarter of 1999 were $64 million, an increase of 12% compared to the same period in 1998. Before restructuring charges of $10 million recorded in the first quarter of 1998, operating profit was 4% below last year's results.

Changes in Financial Condition
------------------------------
The Company remained in a strong financial position at March 31, 1999; net working capital increased to $483 million at March 31, 1999 from $466 million at the end of 1998 (the current ratio was 1.3 at each of those dates).

Cash flow from operations, supplemented by commercial paper borrowings, was used to fund changes in working capital accounts, capital expenditures, acquisitions of businesses, repayment of debt and cash dividends.

During the first quarter of 1999, the Brazilian real currency devalued by 43%. The effect of this devaluation on the net assets of the Company's operations in Brazil resulted in a $74 million foreign currency translation loss which was recorded directly in Shareholders' Equity, through comprehensive income, in the first quarter.

During the first quarter of 1999, the Company announced the intention to divest the Engineered Fasteners and Fluid Power divisions. These operations had combined 1998 sales of $283 million. The proceeds from these divestitures will be used to reduce the sale of Common Shares related to refinancing the $1.6 billion cost of the acquisition of Aeroquip-Vickers, Inc., which was completed on April 9, 1999.

In anticipation of the acquisition of Aeroquip-Vickers, on April 5, 1999, the Company issued $200 million of floating rate notes maturing April 2000. The Company also entered into an additional $500 million revolving credit facility with a five-year term and a $1.3 billion credit facility with a 364-day term. This increased the Company's total credit facilities to approximately $3 billion. The purchase of Aeroquip-Vickers was primarily funded through the issuance of commercial paper which is supported by these credit facilities.

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

As is more fully described in the Company's 1998 Annual Report on Form 10-K, the Company's program to address the Year 2000 issue involves a combination of hardware and software modifications, upgrades and replacements. The Company is on target to complete the majority of the program by mid-year 1999. The current estimate of total Year 2000 program costs is approximately $95 milion, of which approximately 80% has been incurred.

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

Subsequent Event
----------------
On April 9, 1999, the Company purchased all of the outstanding common stock of Aeroquip-Vickers, Inc., for approximately $1.6 billion in cash. Aeroquip-Vickers is comprised of two principal subsidiaries:
Aeroquip Corporation and Vickers, Inc. Aeroquip is a global leader in the manufacture of products that include all pressure ranges of hose, fittings, adapters, couplings and other fluid connectors, plus precision molded and extruded plastic products. Vickers is a leading worldwide producer of hydraulic pumps, motors and cylinders; electronic and hydraulic controls; electric motors and drives; filtration products; and fluid-evaluation products and services. For 1998, Aeroquip-Vickers had sales of $2.15 billion, pretax income of $148 million, net income of $97 million, and net assets of $569 million. The acquisition will be accounted for by the purchase method of accounting. The purchase of Aeroquip-Vickers was primarily funded through the issuance of commercial paper.

The results of operations for Aeroquip-Vickers for the three months ended March 31, 1999 and 1998, which are not included in Eaton's first quarter results, are summarized below (in millions):

                                   1999          1998
                                   ----          ----
Total sales
  Aeroquip                         $287          $266
  Vickers                           251           281
                                   ----          ----
                                   $538          $547
                                   ====          ====

Operating income
  Aeroquip                         $ 33          $ 32
  Vickers                             4            33
  Corporate                          (7)           (7)
                                   ----          ----
                                     30            58
Interest expense                      7             7
Other expense                         5             5
                                   ----          ----
Pretax income                        18            46
Income taxes                          6            15
                                   ----          ----
Net income                         $ 12          $ 31
                                   ====          ====

First quarter 1999 operating income of $4 million for the Vickers segment was 88% or $29 million below operating income of $33 million in the first quarter of 1998, on a sales reduction of 11% or $30 million. Vickers' results were negatively impacted in comparison to one year ago as the trends and weaknesses noted in the fourth quarter of 1998 continued. Sales in all major industrial markets declined from 1998, particularly for agricultural and electronic machine control products. Profits were resultingly lower than one year ago due to lower volumes, shift in sales mix, start-up costs for new operations and charges of $8 million related to a potential product performance claim and a supplier dispute.

Forward-Looking Statements
--------------------------
The forward-looking statements in this Form 10-Q relating to the slowdown of the Hydraulics and Other Components business segment, the operating results of the Semiconductor Equipment business segment and the Year 2000 computer software issue should be used with caution. They are subject to various risks and uncertainties, many of which are outside the control of the Company. Important factors which could cause actual results to differ materially from those in the forward-looking statements include the Company's ability to successfully implement the integration of Aeroquip-Vickers, changes in global economic and financial conditions, the markets for the products to which the forward-looking statements relate, costs and disruptions associated with the Year 2000 issue and the impact of the conversion to the Euro currency. The Company assumes no obligation to update these forward-looking statements.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II,
Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of the Company's 1998 Annual Report on Form 10-K. There were no material changes during the three months ended March 31, 1999.

                  PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 28,
1999, at which shareholders re-elected four directors and ratified the appointment of the accounting firm of Ernst & Young LLP as the Company's independent auditors for 1999.

Results of the voting in connection with each issue were as follows:

Voting on Directors         For            Withheld       Total
-------------------         ---            --------       -----
Ned C. Lautenbach           64,013,142     859,139        64,872,281
John R. Miller              64,026,338     845,943        64,872,281
Furman C. Moseley           63,985,579     886,702        64,872,281
Victor A. Pelson            64,026,545     845,736        64,872,281

Ratification of Independent Auditors
------------------------------------
In Favor      64,179,190
Against          427,624
Abstain          265,467
              ----------
Total         64,872,281
              ==========

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

     1. On March 29, 1999, the Company filed a Current Report on Form 8-K which included unaudited pro forma combined condensed financial statements for 1998 reflecting Eaton's acquisition of Aeroquip-Vickers, Inc. and the announcement of Eaton's intention to sell the Engineered Fasteners and Fluid Power divisions.

     2. On April 9, 1999, the Company filed a Current Report on Form 8-K regarding the completion of the acquisition of Aeroquip-
     Vickers, Inc.

     3. A Current Report on Form 8-K dated April 22, 1999, as amended on May 11, 1999, was filed by the Company which included the audited historical financial statements of Aeroquip-Vickers, Inc. for 1998 and unaudited pro forma combined condensed financial statements for 1998 reflecting Eaton's acquisition of Aeroquip-Vickers.

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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  May 14, 1999             /s/ Adrian T. Dillon
                                ----------------------------
                                Adrian T. Dillon
                                Executive Vice President -
                                Chief Financial and Planning
                                Officer; Principal Financial
                                Officer

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