Form 10-Q
period 1999-06-30
EATON CORP
filed 1999-08-13
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended June 30, 1999
                     -------------


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

There were 72.2 million Common Shares outstanding as of June 30, 1999.

                Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                             June 30,  December 31,
(Millions)                                      1999      1998
                                                ----      ----
ASSETS
  Cash & short-term investments               $   44    $  122
  Accounts receivable                          1,429       885
  Inventories                                    982       707
  Deferred income taxes & other
    current assets                               323       268
                                              ------    ------
                                               2,778     1,982
Property, plant & equipment                    2,393     1,837
Excess of cost over net assets of
  businesses acquired                          1,977     1,025
Other intangible assets                          486       214
Deferred income taxes & other assets             707       607
                                              ------    ------
                                              $8,341    $5,665
                                              ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt & current portion of
    long-term debt                            $1,578    $  333
  Accounts payable & other current
    liabilities                                1,483     1,183
                                              ------    ------
                                               3,061     1,516
Long-term debt                                 2,008     1,191
Postretirement benefits other than pensions      665       557
Other liabilities                                482       344
Shareholders' equity                           2,125     2,057
                                              ------    ------
                                              $8,341    $5,665
                                              ======    ======

See accompanying notes.

Eaton Corporation

Statements of Consolidated Income
                                     Three Months Ended    Six Months Ended
                                           June 30             June 30
                                     ------------------    ----------------
(Millions except for per share data)    1999      1998      1999      1998
                                        ----      ----      ----      ----
Net sales                             $2,300    $1,712    $3,961    $3,399

Costs & expenses
  Cost of products sold                1,643     1,200     2,815     2,407
  Selling & administrative               354       264       629       527
  Research & development                  77        82       148       164
                                      ------    ------    ------    ------
                                       2,074     1,546     3,592     3,098
                                      ------    ------    ------    ------
Income from operations                   226       166       369       301

Other income (expense)
  Interest expense - net                 (44)      (23)      (65)      (44)
  Gain on sales of businesses                                           43
  Other - net                              4        18         5        16
                                      ------    ------    ------    ------
                                         (40)       (5)      (60)       15
                                      ------    ------    ------    ------
Income before income taxes               186       161       309       316
Income taxes                              61        47       100        97
                                      ------    ------    ------    ------
Net income                            $  125    $  114    $  209    $  219
                                      ======    ======    ======    ======

Net income per Common Share
  Assuming dilution                   $ 1.71    $ 1.57    $ 2.88    $ 2.98
  Basic                                 1.74      1.60      2.92      3.05

Average number of Common Shares outstanding
  Assuming dilution                     72.8      72.8      72.5      73.3
  Basic                                 71.7      71.1      71.5      71.6

Cash dividends paid per Common Share  $  .44    $  .44    $  .88    $  .88


See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                                   Six Months Ended
                                                       June 30
                                                   ----------------
(Millions)                                          1999      1998
                                                    ----      ----
Net cash provided by operating activities
  Net income                                      $  209    $  219
  Adjustments to reconcile to net cash provided
    by operating activities
      Depreciation & amortization                    201       163
      Gain on sales of businesses                              (43)
      Changes in operating assets & liabilities,
        excluding acquisitions and sales of
        businesses                                  (319)     (263)
      Other - net                                     60        (4)
                                                  ------    ------
                                                     151        72

Net cash (used in) provided by investing activities
  Acquisitions of businesses, less cash acquired  (1,593)      (79)
  Sales of businesses                                          359
  Expenditures for property, plant & equipment      (183)     (150)
  Other - net                                         (8)        4
                                                  ------    ------
                                                  (1,784)      134

Net cash provided by (used in) financing activities
  Borrowings with original maturities of more
    than three months
      Proceeds                                       820       801
      Payments                                      (670)     (477)
  Borrowings with original maturities of less
    than three months - net                        1,481      (145)
  Cash dividends paid                                (63)      (63)
  Purchase of Common Shares                                   (347)
  Other - net                                         11        16
                                                  ------    ------
                                                   1,579      (215)
                                                  ------    ------
Decrease in cash                                     (54)       (9)
Cash at beginning of year                             80        53
                                                  ------    ------
Cash at end of period                             $   26    $   44
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


Acquisition of Aeroquip-Vickers, Inc.
-------------------------------------
On April 9, 1999, the Company completed the acquisition of Aeroquip-Vickers, Inc. (A-V) for approximately $1.6 billion in cash. A-V, which had 1998 sales of $2.1 billion, is comprised of two principal subsidiaries: Aeroquip Corporation and Vickers, Incorporated. Aeroquip Corporation is a global leader in the manufacture of products that include all pressure ranges of hose, fittings, adapters, couplings and other fluid connectors, plus precision molded and extruded plastic products. Vickers, Incorporated is a leading worldwide producer of hydraulic pumps, motors and cylinders; electronic and hydraulic controls; electric motors and drives; filtration products; and fluid-evaluation products and services.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the statements of consolidated income include the results of A-V beginning April 9, 1999. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Eaton's management based on information currently available and on current assumptions as to future operations. The allocation of the purchase price to the assets acquired and liabilities assumed is subject to revision as a result of the final determination of appraised and other fair values. For financial statement purposes, the excess of cost over net assets acquired is amortized by the straight-line method over forty years. A summary of the assets acquired and liabilities assumed in the acquisition follows (in millions):

Estimated fair values
  Assets acquired                        $1,741
  Liabilities assumed                    (1,094)
Excess of cost over net assets acquired     976
                                         ------
Purchase price                           $1,623
Less cash acquired & liability for
  outstanding shares                        (42)
                                         ------
Net cash paid                            $1,581
                                         ======

Funds for the purchase were primarily obtained through the issuance of commercial paper. Of the commercial paper issued, $500 million is classified as long-term debt because the Company intends, and has the ability under a five-year credit agreement, to refinance this debt on a long-term basis.

Unaudited pro forma results of operations for the six month periods ended June 30, 1999 and 1998, as if Eaton and A-V had been combined as of the beginning of those periods, follow (in millions). The pro forma results include preliminary estimates and assumptions which Eaton's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of Eaton and A-V, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                   Pro forma
                                Six months ended
                                    June 30
                                ----------------
                                 1999      1998
                                 ----      ----
Net sales                      $4,499    $4,521
Net income                        198       240
Net income per Common Share
  Assuming dilution            $ 2.73    $ 3.27
  Basic                          2.77      3.35


Business Segment Reporting
--------------------------
As announced on July 15, 1999, due to the recent acquisition of A-V, and the planned divestitures of the Fluid Power, Engineered Fasteners and Vickers Electronics Systems divisions, the Company has realigned its business segment reporting. Principal changes include: Hydraulics and Other Components has been renamed Fluid Power and Other Components and will include the operating results of A-V; Aerospace Controls has been reclassified from Industrial and Commercial Controls to Fluid Power and Other Components; the Trucking Information Systems Division and Eaton VORAD have been reclassified from Automotive Components to Truck Components; and the operating results of the Fluid Power and Engineered Fasteners divisions, included in Automotive Components and Hydraulics and Other Components, respectively, have been reclassified to Divested Operations due to their expected divestiture. Prior periods have been reclassified to conform to the current presentation.


Subsequent Events
-----------------
In July 1999, in order to partially refinance the cost of the acquisition of A-V, the Company sold 1.625 million
Common Shares for net proceeds of $147 million.

On July 13, 1999, Eaton announced it had signed a definitive agreement to sell the Engineered Fasteners business to TransTechnology Corporation for $173 million cash. The sale is expected to be completed by September 1, 1999. On August 3, 1999, Eaton announced it had entered into a definitive agreement to sell the Fluid Power Division to Borg-Warner Automotive, Inc. for $310 million. The sale is expected to be completed in the second half of 1999.

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


Gain on Sales of Businesses
---------------------------
On January 2, 1998, the Company completed the sale of the Axle and Brake business to Dana Corporation. The sale of this business, and an adjustment related to a business sold in a prior period, resulted in a pretax gain of $43 million ($28 million aftertax, or $.38 per Common Share), which was
recorded in the first quarter of 1998.   On April 1, 1998,
the Company completed the sale of its automotive leaf spring business. The operating results of these businesses are included in Divested Operations.


Comprehensive Income
--------------------
The principal difference between net income as historically reported in the statements of consolidated income and comprehensive income are foreign currency translation adjustments recorded in Shareholders' Equity. Comprehensive income is as follows (in millions):

                                Three months ended   Six months ended
                                     June 30             June 30
                                ------------------   ----------------
                                 1999        1998     1999       1998
                                 ----        ----     ----       ----
Net income                       $125        $114     $209       $219
Foreign currency translation
  and other adjustments (in
  the first quarter of 1999,
  primarily relates to
  operations in Brazil)            (9)        (2)     (108)        13
                                 ----        ----     ----       ----
Comprehensive income             $116        $112     $101       $232
                                 ====        ====     ====       ====

Inventories
-----------
                               June 30,   December 31,
(Millions)                       1999        1998
                                 ----        ----
Raw materials                  $  355      $  282
Work-in-process and
  finished goods                  696         494
                               ------      ------
Gross inventories at FIFO       1,051         776
Excess of current cost
  over LIFO cost                  (69)        (69)
                               ------      ------
Net inventories                $  982      $  707
                               ======      ======


Net Income per Common Share
---------------------------
The calculation of net income per Common Share - assuming dilution and basic follows (millions except for per share data):

                                Three months ended   Six months ended
                                     June 30             June 30
                                ------------------   ----------------
                                 1999        1998     1999       1998
                                 ----        ----     ----       ----
Net income                      $ 125       $ 114    $ 209      $ 219
                                 ====        ====     ====       ====

Average number of Common Shares
  outstanding-assuming dilution  72.8        72.8     72.5       73.3
Less dilutive effect of stock
  options                         1.1         1.7      1.0        1.7
                                 ----        ----     ----       ----
Average number of Common Shares
  outstanding-basic              71.7        71.1     71.5       71.6
                                 ====        ====     ====       ====

Net income per Common Share
  Assuming dilution             $1.71       $1.57    $2.88      $2.98
  Basic                          1.74        1.60     2.92       3.05


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

                                 Six months ended
                                     June 30
                                ------------------
                                 1999        1998
                                 ----        ----
Income statement data
  Net sales                      $245        $349
  Gross profit                     70          83
  Net income                       17          37

                               June 30,   December 31,
                                 1999        1998
                                 ----        ----
Balance sheet data
  Current assets                 $347        $336
  Noncurrent assets               196         248
  Net intercompany payables       117         132
  Current liabilities             116         104
  Noncurrent liabilities          119         108
  Minority interest                            21

Eaton Corporation

Business Segment Information
                                  Three Months Ended    Six Months Ended
                                        June 30             June 30
                                  ------------------    ----------------
(Millions)                            1999      1998      1999      1998
                                      ----      ----      ----      ----
Net sales
  Automotive Components             $  480    $  436    $  958    $  878
  Fluid Power & Other Components       661       180       820       358
  Industrial & Commercial Controls     578       553     1,090     1,062
  Semiconductor Equipment               98        93       155       172
  Truck Components                     407       378       789       752
                                    ------    ------    ------    ------
Total ongoing operations             2,224    `1,640     3,812     3,222
Divested operations                     76        72       149       177
                                    ------    ------    ------    ------
Total net sales                     $2,300    $1,712    $3,961    $3,399
                                    ======    ======    ======    ======

Operating profit (loss)
  Automotive Components             $   65    $   54    $  127    $  106
  Fluid Power & Other Components        60        35        82        69
  Industrial & Commercial Controls      49        46        76        68
  Semiconductor Equipment               10        (8)       (2)      (22)
  Truck Components                      61        61       121       113
                                    ------    ------    ------    ------
Total ongoing operations               245       188       404       334

Divested operations                     16        14        31        30
Amortization of certain intangible
  assets                               (24)      (16)      (41)      (32)
Interest expense - net                 (44)      (23)      (65)      (44)
Gain on sales of businesses                                           43
Corporate & other - net                 (7)       (2)      (20)      (15)
                                    ------    ------    ------    ------
Income before income taxes          $  186    $  161    $  309    $  316
                                    ======    ======    ======    ======

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
---------------------
On April 9, 1999, the Company completed the acquisition of Aeroquip-Vickers, Inc. (A-V) for approximately $1.6 billion in cash. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the statements of consolidated income include the results of A-V beginning April 9, 1999. This acquisition is more fully discussed under "Acquisition of Aeroquip-Vickers, Inc." on page 5 of this report.

The Company reported record sales of $2.30 billion for the second quarter of 1999, 34% above the comparable period in 1998. Sales for the first half of 1999 were $3.96 billion, an increase of 17% from the comparable period in 1998. The increase in sales primarily reflects the acquisition of A-V.

Net income for the second quarter of 1999 was $125 million, an increase of 10% from the comparable period in 1998.
Earnings per share reached a record $1.71 per fully diluted share, 9% above last year's $1.57. Net income for the first half 1999 was $209 million, a decrease of 5% from the comparable period in 1998. Earnings per share for the six months ended June 30, 1999 were $2.88 compared to $2.98 for the same period in 1998.

All businesses performed well given varied market conditions. The Company is particularly pleased by Semiconductor Equipment, which returned to double-digit profitability in the quarter. The Company is also making steady progress integrating A-V into the family of Eaton businesses. Since the acquisition date, A-V added about $.12 to the Company's quarterly earnings per share, prior to restructuring charges of $.03, stemming from the integration. The Company is pleased that earnings are back on track, particularly when the recovery in semiconductor equipment has just begun and the market for hydraulics is still depressed. The Company is beginning to see the benefits of the major company-wide initiatives it undertook in 1998 to reduce costs.

During the first quarter of 1998, the Company recorded a net pretax gain of $43 million, related principally to the January 2, 1998 sale of its worldwide Axle and Brake business to Dana Corporation. This gain was entirely offset by charges of $33 million related to restructuring actions and a $10 million contribution to the Company's charitable trust.

Automotive Components
---------------------
Sales in the second quarter of 1999 of $480 million were a record, 10% above one year ago. Sales in the first half of 1999 of $958 million increased 9% compared to the same period in 1998. This increase compares to increases of 11% in North American light vehicle production and 2% in European output and a 30% year-to-year decline in South
American production. This above-market performance can be attributed to penetration gains across Eaton's product lines.

Operating profits in the second quarter of 1999 of $65 million were also a record, an increase of 20% compared to the same period in 1998. Operating profits for the first half of 1999 were $127 million, an increase of 20% compared to the same period in 1998. This performance can be attributed to the increased sales and benefits of 1998's restructuring initiatives. Before restructuring charges of $8 million recorded in the first quarter of 1998, operating profits for the first half of 1999 were 11% ahead of the comparable period in 1998.

Fluid Power & Other Components
------------------------------
Fluid Power and Other Components sales in the second quarter of 1999 were $661 million, 267% above year earlier results. Sales in the first half of 1999 of $820 million were 129% ahead of 1998's first half results. The increase was primarily due to the acquisition of A-V. Activity in mobile and stationary fluid power markets remains very depressed, with industry shipments off 11% versus last year. While industry orders are essentially flat versus the first quarter, the Company does not anticipate a meaningful upturn before year-end.

Operating profits were $60 million for the second quarter of 1999, 70% ahead of one year earlier. Operating profits for the first half of 1999 were $82 million, 18% ahead of comparable results in 1998. Operating profits increased primarily due to the acquisition of A-V. Restructuring expenses are expected to lower the contribution of A-V to this segment during the remainder of the year.

Including A-V in 1998 results on a pro forma basis, sales in the second quarter of 1999 were off 8% from one year ago while profits were off 31%. Assuming markets gradually improve, the Company is increasingly confident that A-V will add at least $.50 per share to the Company's year 2000 earnings per share.

Industrial & Commercial Controls
--------------------------------
Industrial and Commercial Controls sales reached a record $578 million in the second quarter of 1999, an increase of 4% from year earlier results compared to about a 1% increase in the North American market for electrical distribution equipment and industrial controls. Sales in the first half of 1999 of $1.1 billion were 3% ahead of 1998's first half results. The above-industry growth can be attributed to strong residential and commercial construction markets, new multi-product "solutions" packaging, and the success of the Company's new Engineering Services business unit. Cutler-Hammer's North American orders in the second quarter were 14% ahead of one year ago.

Operating profits for the second quarter of 1999 were $49 million, an increase of 8% compared to the same period in 1998. Operating profits for the first half of 1999 were $76 million, an increase of 13% from comparable results in 1998. This increase can be attributed to increased sales and benefits of 1998's restructuring initiatives partially offset by the costs of building the new Engineering Services business unit. Before restructuring charges of $15 million recorded in the first quarter of 1998, operating profits for the six months in 1999 were 7% below the comparable period in 1998.

Semiconductor Equipment
-----------------------
Semiconductor Equipment sales in the second quarter of 1999 were $98 million, 6% above last year's comparable results and well above the 10% decline in industry shipments. Sales in the first half of 1999 of $155 million were 10% below sales in the first half of 1998.

This segment returned to double-digit profitability in the second quarter of 1999 reaching an operating profit of $10 million compared to an operating loss of $8 million in the comparable period in 1998. This segment suffered an operating loss of $2 million in the first half of 1999 compared to last year's loss of $22 million.

These results reflect the early hard-earned benefits of the Company's operational restructuring more than a resurgent market. But the equipment market is rebounding, with the second quarter book-to-bill ratio above 1.20. Second quarter orders were at the highest level since late 1997. Customer reception to the Company's new generation of semiconductor equipment validates the uninterrupted research and development spending over the past two difficult years, and is expected to be reflected in sustained higher sales in the year ahead.

Truck Components
----------------
Truck Components sales in the second quarter of 1999 were a record $407 million, 8% above last year's comparable results. Sales in the first half of 1999 were $789 million, 5% ahead of year earlier results. This sales growth compares with a 24% increase in North American Class 8 production, a 2% drop in European heavy truck production, and a decline of more than 40% in South American commercial vehicle production. The Company is utilizing its worldwide capacity to satisfy NAFTA heavy truck demand, which is now running above a 310,000 annual rate.

Operating profits in the second quarter of 1999 were flat compared to a year ago at $61 million. Operating profits in the first half of 1999 were $121 million, an increase of 7% compared to the same period in 1998. These results are primarily due to increased sales offset by operating inefficiencies stemming from unprecedented demand. Before restructuring charges of $10 million recorded in the first quarter of 1998, operating profits were 2% below the comparable period in 1998.

In June 1999, the Company announced it would invest more than $100 million to build a new truck transmission manufacturing plant in Mexico to meet unprecedented market demand and support the Company's increasing market share for commercial truck components throughout NAFTA. Trucking continues to gain share in this world of just-in-time production and logistics. With the U.S. manufacturing sector also regaining momentum, the Company expects the heavy truck market will continue near these levels for some time to come.

Changes in Financial Condition
------------------------------
Current liabilities exceeded current assets by $283 million at June 30, 1999, primarily due to the $1.2 billion increase in short-term debt and current portion of long-term debt. The increase in short-term debt resulted from the acquisition of A-V for $1.6 billion in cash, which is more fully discussed under "Acquisition of Aeroquip-Vickers, Inc." on page 5 of this report. Likewise, long-term debt increased to $2.0 billion at June 30, 1999 from $1.2 billion at the end of 1998, due to the acquisition of A-V.

In anticipation of the acquisition of A-V, on April 5, 1999, the Company issued $200 million of floating rate notes maturing April 2000. The Company also entered into an additional $500 million revolving credit facility with a five-year term and a $1.3 billion credit facility with a 364-day term. This increased the Company's total credit facilities to approximately $3 billion. The purchase of A-V, primarily funded through the issuance of commercial paper, is supported by these credit facilities.

During the first quarter of 1999, the Company announced the intention to divest the Engineered Fasteners and Fluid Power divisions. These operations had combined 1998 sales of $283 million. During the second quarter of 1999, the Company announced the planned sale of Vickers Electronics Systems
(VES) which had 1998 sales of $130 million. VES is a business that was acquired in the acquisition of A-V. On July 13, 1999, the Company announced it had signed a definitive agreement to sell the Engineered Fasteners business to TransTechnology Corporation for $173 million in cash. The sale is expected to be completed by September 1, 1999. On August 3, 1999, Eaton announced it had entered into a definitive agreement to sell the Fluid Power Division to Borg-Warner Automotive, Inc. for $310 million. The sale is expected to be completed in the second half of 1999. Proceeds from the sales of these businesses will be used to pay down a portion of the debt incurred to finance the acquisition of A-V.

In July 1999, the Company completed the sale of 1.625 million Common Shares for net proceeds of $147 million, which will be used to pay down a portion of the debt incurred to finance the A-V acquisition. The Company also expects to refinance a portion of the commercial paper on a long-term basis before the end of the year.

During the first half of 1999, the Brazilian real currency devalued by 47%. The effect of this devaluation on the net assets of the Company's operations in Brazil resulted in a $76 million foreign currency translation loss which was recorded directly in Shareholders' Equity, through comprehensive income, in the first half of 1999.

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

As is more fully described in the Company's 1998 Annual Report on Form 10-K, the Company's program to address the Year 2000 issue involves a combination of hardware and software modifications, upgrades and replacements. The Company has fully integrated Aeroquip-Vickers' (A-V) Year 2000 program, which was structured in a very similar manner, into Eaton's corporate-wide initiative. The Company has substantially completed the execution phase of the program although certain applications at certain businesses will be completed throughout the second half of 1999. Continuous review and testing have been conducted throughout all phases of the program and will continue during the second half of 1999 as well as monitoring of the program's success. The current estimate of total Year 2000 program costs is approximately $120 million, of which approximately 90% has been incurred. Approximately $90 million of these costs represent replacement costs of certain hardware and software and the remaining $30 million represents costs associated with modifying and upgrading existing systems. The increase in estimated costs from the previously reported $95 million is primarily due to the inclusion of the estimated remediation costs of A-V.

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

Forward-Looking Statements
--------------------------
The forward-looking statements in this Form 10-Q concerning the Aeroquip-Vickers acquisition, the outlook of the semiconductor equipment and truck transmission market, the refinancing of debt on a long-term basis and the Year 2000 issue should be used with caution. They are subject to various risks and uncertainties, many of which are outside the control of the Company. Important factors which could cause actual results to differ materially from those in the forward-looking statements include changes in global economic and financial conditions, the markets for semiconductor equipment, truck transmissions, and fluid power and other components, the Company's ability to successfully implement the integration of Aeroquip-Vickers, the interest rate market and costs and disruptions associated with the Year 2000 issue. The Company assumes no obligation to update these forward-looking statements.


Item 3. Quantitative and Qualitative Disclosures about
Market Risk

A discussion of market risk exposures is included in Part
II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of the Company's 1998 Annual Report on Form 10-
K. Long-term debt increased to $2.0 billion at June 30, 1999 from $1.2 billion at the end of 1998. Commercial paper, classified as long-term, represented $500 million of this increase. The average interest rate for commercial paper at June 30, 1999 was 5.0%. The remaining increase in long-term debt primarily represents the debt assumed as part of the acquisition of Aeroquip-Vickers. The carrying values of commercial paper and the assumed debt approximated their fair values at June 30, 1999. There were no other material changes during the six months ended June 30, 1999.

                    PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

     1.  On April 9, 1999, the Company filed a Current
         Report on Form 8-K regarding the completion of the acquisition of Aeroquip-Vickers, Inc. (A-V).

     2. A Current Report on Form 8-K dated April 22, 1999, as amended on May 11, 1999, was filed by the Company which included the audited historical financial statements of A-V for 1998 and unaudited pro forma combined condensed financial statements for 1998 reflecting Eaton's acquisition of A-V.

     3. On June 21, 1999, the Company filed a Current Report on
        Form 8-K which included the unaudited historical financial statements of A-V for the first quarter of 1999 and 1998, and unaudited pro forma condensed financial statements reflecting Eaton's acquisition of A-V as of March 31, 1999 and December 31, 1998.

     4. On July 1, 1999, the Company filed a Current Report on
        Form 8-K regarding the sale of 1.625 million Common Shares.

     5. On July 15, 1999, the Company filed a Current Report on
        Form 8-K regarding revisions to its business segments.

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

                                  Eaton Corporation
                                  ----------------------------
                                  Registrant

Date:  August 10, 1999            /s/ Adrian T. Dillon
                                  ----------------------------
                                  Adrian T. Dillon
                                  Executive Vice President -
                                  Chief Financial and Planning
                                  Officer; Principal Financial
                                  Officer

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