Form 10-Q
period 1999-09-30
EATON CORP
filed 1999-11-05
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended September 30, 1999
                     ------------------


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

There were 73.6 million Common Shares outstanding as of September 30, 1999.

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                           September 30,  December 31,
(Millions)                                      1999         1998
                                                ----         ----
ASSETS
Current assets
 Cash & short-term investments                $   71       $  122
 Accounts receivable                           1,400          885
 Inventories                                     950          707
 Deferred income taxes & other
  current assets                                 352          268
                                              ------       ------
                                               2,773        1,982
Property, plant & equipment                    2,405        1,837
Goodwill                                       1,970        1,025
Other intangible assets                          476          214
Deferred income taxes & other assets             745          607
                                              ------       ------
                                              $8,369       $5,665
                                              ======       ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
 Short-term debt & current portion of
  long-term debt                             $ 1,201       $  333
 Accounts payable & other current
  liabilities                                  1,616        1,183
                                              ------       ------
                                               2,817        1,516
Long-term debt                                 1,946        1,191
Postretirement benefits other than pensions      663          557
Deferred income taxes & other liabilities        493          344
Shareholders' equity                           2,450        2,057
                                              ------       ------
                                              $8,369       $5,665
                                              ======       ======

See accompanying notes.

Eaton Corporation

Statements of Consolidated Income
                                  Three months ended   Nine months ended
                                      September 30       September 30
                                  -------------------  -----------------
(Millions except for per share data)  1999      1998     1999      1998
                                      ----      ----     ----      ----
Net sales                           $2,227    $1,620    $6,188   $5,019

Costs & expenses
 Cost of products sold               1,612     1,192     4,427    3,599
 Selling & administrative              349       247       978      774
 Research & development                 82        85       230      249
                                    ------    ------    ------   ------
                                     2,043     1,524     5,635    4,622
                                    ------    ------    ------   ------
Income from operations                 184        96       553      397

Other income (expense)
 Interest expense - net                (47)      (23)     (112)     (67)
 Gain on sales of businesses           133                 133       43
 Other - net                            16         6        21       22
                                    ------    ------    ------    ------
                                       102      (17)        42       (2)
                                    ------    ------    ------    ------
Income before income taxes             286        79       595       395
Income taxes                           102        21       202       118
                                    ------    ------    ------    ------
Net income                          $  184    $   58    $  393    $  277
                                    ======    ======    ======    ======

Net income per Common Share
 Assuming dilution                  $ 2.46    $  .80    $ 5.35    $ 3.79
 Basic                                2.52       .82      5.44      3.87

Average number of Common Shares outstanding
 Assuming dilution                    74.9      72.3      73.4      73.0
 Basic                                73.2      71.1      72.2      71.5

Cash dividends paid per Common Share$  .44    $  .44    $ 1.32    $ 1.32


See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                             Nine months ended
                                                September 30
                                            ------------------
(Millions)                                      1999      1998
                                                ----      ----
Net cash provided by operating activities
  Net income                                  $  393    $  277
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation                               237       194
      Amortization                                86        51
      Gain on sales of businesses               (133)      (43)
      Changes in operating assets & liabilities,
        excluding acquisitions and sales of
        businesses                              (168)     (157)
      Other - net                                 38       (26)
                                              ------    ------
                                                 453       296

Net cash used in investing activities
  Acquisitions of businesses, less cash
    acquired                                  (1,601)     (107)
  Sales of businesses                            172       367
  Expenditures for property, plant & equipment  (313)     (271)
  Other - net                                    (18)      (59)
                                              ------    ------
                                              (1,760)      (70)

Net cash provided by (used in) financing activities
  Borrowings with original maturities of more
   than three months
     Proceeds                                  1,285     1,174
     Payments                                 (1,196)     (795)
  Borrowings with original maturities of less
   than three months - net                     1,100      (185)
  Cash dividends paid                            (96)      (94)
  Sale of Common Shares                          147
  Purchase of Common Shares                               (349)
  Other - net                                     22        17
                                              ------    ------
                                               1,262      (232)
                                              ------    ------
Decrease in cash                                 (45)       (6)
Cash at beginning of year                         80        53
                                              ------    ------
Cash at end of period                         $   35    $   47
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


Acquisition of Aeroquip-Vickers, Inc.
-------------------------------------
On April 9, 1999, the Company completed the acquisition of Aeroquip-Vickers, Inc. (A-V) for approximately $1.623 billion in cash. A-V, which had 1998 sales of $2.1 billion, was comprised of two principal subsidiaries: Aeroquip Corporation and Vickers, Inc. Aeroquip's operations manufacture products that include all pressure ranges of hose, fittings, adapters, couplings and other fluid connectors, plus precision molded and extruded plastic products. Vickers' operations produce hydraulic pumps, motors and cylinders; electronic and hydraulic controls; electric motors and drives; filtration products; and fluid-evaluation products and services. These worldwide operations are reported in the Fluid Power and Other Components business segment. Funds for the purchase were initially obtained through the issuance of commercial paper. Of the commercial paper issued, $432 million is classified as long-term debt because the Company intends, and has the ability under a five-year credit agreement, to refinance this debt on a long-term basis.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the statements of consolidated income include the effects of the acquisition of A-V beginning April 9, 1999. The assets acquired and liabilities assumed have been recorded at estimated fair values as determined by Eaton's management based on information currently available and on current assumptions as to future operations. The allocation of the purchase price to the assets acquired and liabilities assumed is subject to revision as a result of the final determination of appraised and other fair values. For financial statement purposes, the excess of cost over net assets acquired is amortized by the straight-line method over forty years. A summary of the assets acquired and liabilities assumed in the acquisition follows (in millions):

Estimated fair values
  Assets acquired                      $1,741
  Liabilities assumed                  (1,094)
  Goodwill                                976
                                       ------
Purchase price                          1,623
Less cash acquired & liability for
  outstanding shares                     (35)
                                       ------
Net cash paid                          $1,588
                                       ======

Unaudited pro forma results of operations for the nine month periods ended September 30, 1999 and 1998, as if Eaton and A-V had been combined as of the beginning of those periods, follow (in millions). The pro forma results include preliminary estimates and assumptions which Eaton's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of Eaton and A-V, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                   Pro forma
                                Nine months ended
                                   September 30
                                ----------------
                                1999      1998
                                ----      ----
Net sales                     $6,726    $6,649
Net income                       382       297
Net income per Common Share
  Assuming dilution           $ 5.21    $ 4.07
  Basic                         5.29      4.16


Unusual Charges
---------------
Income in the third quarter of 1999 was reduced by restructuring charges of $8 million ($5 million aftertax, or $.07 per Common Share). Income in the first nine months of 1999 was reduced by restructuring charges of $11 million ($7 million aftertax, or $.10 per Common Share). These charges reduced operating profit of the Fluid Power and Other Components segment and were associated with the integration of A-V's operations into the Company.

Income in the third quarter of 1998 was reduced by restructuring charges of $42 million ($27 million aftertax, or $.38 per Common Share) which reduced operating profit of the Semiconductor Equipment segment.

Income in the first quarter of 1998 was reduced by unusual pretax charges of $43 million ($28 million aftertax, or $.38 per Common Share). The Company recorded $33 million of restructuring charges which reduced operating profit of the Automotive Components segment by $8 million, the Industrial and Commercial Controls segment by $15 million, and the Truck Components segment by $10 million. The Company also recorded a $10 million contribution to its charitable trust which is included in other expense.

Restructuring charges recorded in 1999 and 1998, which are included in Income from Operations in the Statement of Consolidated Income, relate to workforce reductions, asset write-downs and other restructuring actions. The 1998 charges are more fully discussed in the Company's 1998
Annual Report on Form 10-K in the Unusual Charges footnote and throughout Management's Discussion and Analysis of Financial Condition and Results of Operations.


Gain on Sales of Businesses
---------------------------
On August 31, 1999, the Company completed the sale of the Engineered Fasteners Division for $173 million in cash. The sale of this business resulted in a pretax gain of $133 million ($81 million aftertax, or $1.08 per Common Share) which was recorded in the third quarter of 1999. On October 1, 1999, the Company completed the sale of the Fluid Power Division for $310 million in cash. The gain on the sale of this business will be reported in the fourth quarter of 1999.

On January 2, 1998, the Company completed the sale of the
Axle and Brake business.  The sale of this business, and an
adjustment related to a business sold in a prior period,
resulted in a pretax gain of $43 million ($28 million
aftertax, or $.38 per Common Share), which was recorded in
the first quarter of 1998.   On April 1, 1998, the Company
completed the sale of its automotive leaf spring business.

The operating results of these businesses are included in Business Segment Information in Divested Operations.


Sale of Common Shares
---------------------
In July 1999, in order to partially refinance the cost of the acquisition of A-V, the Company sold 1.625 million
Common Shares for net proceeds of $147 million.


Comprehensive Income
--------------------
The principal difference between net income as historically reported in the statements of consolidated income and comprehensive income are foreign currency translation adjustments recorded in Shareholders' Equity. Comprehensive income is as follows (in millions):

                                Three months ended  Nine months ended
                                   September 30       September 30
                                ------------------  -----------------
                                 1999      1998      1999      1998
                                 ----      ----      ----      ----
Net income                       $184      $ 58      $393      $277
Foreign currency translation and
  other adjustments (in the first
  nine months of 1999, primarily
  relates to operations in Brazil) 10        23       (98)       37
                                 ----      ----      ----      ----
Comprehensive income             $194      $ 81      $295      $314
                                 ====      ====      ====      ====


Net Income per Common Share
---------------------------
The calculation of net income per Common Share - assuming dilution and basic follows (millions except for per share data):

                                Three months ended  Nine months ended
                                   September 30       September 30
                                ------------------  -----------------
                                 1999      1998      1999      1998
                                 ----      ----      ----      ----
Net income                      $ 184     $  58     $ 393     $ 277
                                =====     =====     =====     =====

Average number of Common Shares
  outstanding-assuming dilution  74.9      72.3      73.4      73.0
Less dilutive effect of stock
  options                         1.7       1.2       1.2       1.5
                                -----     -----     -----     -----
Average number of Common Shares
  outstanding-basic              73.2      71.1      72.2      71.5
                                =====     =====     =====     =====

Net income per Common Share
  Assuming dilution             $2.46     $ .80     $5.35     $3.79
  Basic                          2.52       .82      5.44      3.87

Inventories
-----------
                            September 30,   December 31,
(Millions)                       1999           1998
                                 ----           ----
Raw materials                  $  337         $  282
Work-in-process and
  finished goods                  681            494
                               ------         ------
Gross inventories at FIFO       1,018            776
Excess of current cost
  over LIFO cost                  (68)           (69)
                               ------         ------
Net inventories                $  950         $  707
                               ======         ======

Summary Financial Information for Eaton ETN Offshore Ltd.
---------------------------------------------------------
Eaton ETN Offshore Ltd. (Eaton Offshore), a wholly-owned subsidiary of Eaton, was incorporated by Eaton in 1990 under the laws of Ontario, Canada, primarily for the purpose of raising funds through the offering of debt securities in the United States and making these funds available to Eaton or its subsidiaries. Eaton Offshore owns the common stock of a number of Eaton's subsidiaries which are engaged principally in the manufacture and/or sale of electrical and electronic controls, truck transmissions and engine components. On April 1, 1998, the division that manufactured leaf spring assemblies was sold and on August 31, 1999, the Engineered Fasteners Division was sold. Summary financial information for Eaton Offshore and its consolidated subsidiaries is as follows (in millions):

                                 Nine months ended
                                   September 30
                                ------------------
                                 1999      1998
                                 ----      ----
Income statement data
  Net sales                      $377      $499
  Gross profit                    113       118
  Net income                       31        44

                            September 30, December 31,
                                 1999      1998
                                 ----      ----
Balance sheet data
  Current assets                 $365      $336
  Noncurrent assets               185       248
  Net intercompany payables       102       132
  Current liabilities             126       104
  Noncurrent liabilities          122       108
  Minority interest                          21

Eaton Corporation

Business Segment Information
                                  Three months ended  Nine months ended
                                      September 30      September 30
                                  ------------------  -----------------
(Millions)                            1999      1998    1999    1998
                                      ----      ----    ----    ----
Net sales
 Automotive Components              $  444    $  412  $1,402  $1,290
 Fluid Power & Other Components        614       168   1,434     526
 Industrial & Commercial Controls      587       559   1,677   1,621
 Semiconductor Equipment               109        48     264     220
 Truck Components                      414       368   1,203   1,120
                                    ------    ------  ------  ------
Total ongoing operations             2,168     1,555   5,980   4,777
Divested operations                     59        65     208     242
                                    ------    ------  ------  ------
Total net sales                     $2,227    $1,620  $6,188  $5,019
                                    ======    ======  ======  ======

Operating profit (loss)
 Automotive Components              $   50    $   41  $  177  $  147
 Fluid Power & Other Components         43        26     125      95
 Industrial & Commercial Controls       54        44     130     112
 Semiconductor Equipment                16       (71)     14     (93)
 Truck Components                       67        50     188     163
                                    ------    ------  ------  ------
Total ongoing operations               230        90     634     424

Divested operations                      9         8      40      38
Amortization of goodwill & other
  intangible assets                    (28)      (16)    (72)    (48)
Interest expense - net                 (47)      (23)   (112)    (67)
Gain on sales of businesses            133               133      43
Corporate & other - net                (11)       20     (28)      5
                                    ------    ------  ------  ------
Income before income taxes          $  286    $   79  $  595  $  395
                                    ======    ======  ======  ======

As announced on July 15, 1999, due to the recent acquisition of A-V, and the planned divestitures of the Fluid Power and Engineered Fasteners Divisions and Vickers Electronic Systems, the Company realigned its business segment reporting. Principal changes include: Hydraulics and Other Components has been renamed Fluid Power and Other Components and includes the operating results of A-V; Aerospace Controls has been reclassified from Industrial and Commercial Controls to Fluid Power and Other Components; the Trucking Information Systems Division and Eaton VORAD have been reclassified from Automotive Components to Truck Components; and the operating results of the Fluid Power and Engineered Fasteners Divisions, previously included in Automotive Components and Hydraulics and Other Components, respectively, have been reclassified to Divested Operations due to their divestiture. Prior periods have been reclassified to conform to the current presentation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

All references to net income per Common Share assume dilution, unless otherwise indicated.

Results of Operations
---------------------
On April 9, 1999, the Company completed the acquisition of Aeroquip-Vickers, Inc. (A-V) for approximately $1.623 billion in cash. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the statements of consolidated income include the effects of the acquisition of A-V beginning April 9, 1999. This acquisition is more fully discussed under "Acquisition of Aeroquip-Vickers, Inc." on page 5 of this report.

The Company reported record sales of $2.23 billion for the third quarter of 1999, 37% above the third quarter of 1998.
Sales for the first nine months of 1999 were a record $6.19 billion, an increase of 23% from the comparable period in 1998. The increase in sales primarily reflects the acquisition of A-V.

Net income for the third quarter of 1999 was a record $184 million, an increase of 217% from the comparable period in 1998. Earnings per share reached $2.46, 208% above last year's $.80. Net income for the first nine months of 1999 was a record $393 million, an increase of 42% from the comparable period in 1998. Earnings per share for the nine months ended September 30, 1999 were $5.35, an increase of 41% compared to the same period in 1998.

During the third quarter of 1999, the Company recorded a pretax gain of $133 million ($81 million aftertax, or $1.08 per Common Share), related to the sale of the Engineered Fasteners Division. The Company also recorded restructuring charges of $8 million ($5 million aftertax, or $.07 per Common Share) during the third quarter of 1999. Restructuring charges for the first nine months of 1999 were $11 million ($7 million aftertax, or $.10 per Common Share). These charges were associated with the integration of A-V's operations into the Company.

During the third quarter of 1998, the Company recorded restructuring charges of $42 million ($27 million aftertax, or $.38 per Common Share). During the first quarter of 1998, the Company recorded a net pretax gain of $43 million related principally to the January 2, 1998 sale of its worldwide Axle and Brake business. This gain was entirely offset by charges of $33 million related to restructuring actions and a $10 million contribution to the Company's charitable trust.

Excluding the gain on sale of the Engineered Fasteners Division and restructuring charges in both years, net income for the third quarter of 1999 was $108 million, 27% ahead of the comparable period in 1998 and earnings per share were $1.45, 23% above the comparable period in 1998. Excluding non-recurring items in both periods, net income for the first nine months of 1999 was $319 million, or $4.35 per share, increases of 5% compared to the same period in 1998.

The Company's improved performance in 1999 can be attributed to robust conditions in the Truck, Automotive, and Industrial markets, and the benefits of last year's restructuring of the Semiconductor Equipment business. Conditions in the Fluid Power business, however, remain very weak, but excellent progress is being made integrating the former A-V into the Company's businesses. During the quarter, A-V added about $.03 to earnings per share before restructuring charges. The Company's improved performance can also be seen in earnings before non-cash amortization of acquisition-related intangibles. Comparable 'cash' earnings per share in the third quarter of 1999 were $1.76, an increase of 30% from last year's $1.35.


Results of Business Segments
----------------------------
Automotive Components
---------------------
Sales in the third quarter of 1999 were a record $444 million, 8% above one year ago. Sales in the first nine months of 1999 of $1.40 billion increased 9% compared to the same period in 1998. This increase compares to increases of 15% in NAFTA light vehicle production and 2% in Europe, with a 17% decline in South American output. This segment's improved performance can be attributed to robust conditions in the Automotive market and penetration gains across Eaton's product lines. Traditionally, sales for this segment in the third quarter are lower than in the second quarter as a result of preparations by vehicle manufacturers for the upcoming model year and their temporary shutdown for the taking of annual physical inventories.

Operating profits in the third quarter of 1999 of $50 million were also a record, an increase of 32% compared to the same period in 1998 before restructuring charges. Operating profits for the first nine months of 1999 were $177 million, an increase of 17% compared to the same period in 1998 before restructuring charges. This improved performance can be attributed to increased sales and the benefits of 1998's restructuring initiatives.

Fluid Power & Other Components
------------------------------
Fluid Power and Other Components sales in the third quarter of 1999 were $614 million, 265% above year earlier results. Sales in the first nine months of 1999 of $1.43 billion were 173% ahead of 1998's results. The increase was due to the acquisition of A-V. Including A-V in 1998 results on a pro forma basis, sales in the third quarter of 1999 were off 5% from one year ago.

Conditions in the fluid power markets remain very depressed with North American industry shipments of both mobile and industrial hydraulics off about 10% compared to a year ago.
The decline in the Company's shipments has been less pronounced because of steady activity in Aeroquip's fluid conveyance business. An improvement in hydraulics markets before year-end is not anticipated. However, the Company's progress in integrating A-V's operations and building a world-leading Fluid Power business remains on track.

Operating profits for the third quarter of 1999 were $51
million before restructuring charges of $8 million, 96% ahead of one year earlier. Operating profits for the first nine months of 1999 were $136 million before restructuring charges of $11 million, 43% ahead of comparable results in 1998. Operating profits increased due to the acquisition of A-V. Including A-V in 1998 results on a pro forma basis, profits in the third quarter of 1999 were off 9% from one year ago before restructuring charges.

Industrial & Commercial Controls
--------------------------------
Industrial and Commercial Controls sales were a record $587 million in the third quarter of 1999, an increase of 5% from year earlier results. This compares to about a 2% increase in the North American market for electrical distribution equipment and industrial controls. Sales in the first nine months of 1999 of $1.68 billion were 3% ahead of 1998's results. The above-industry growth can be attributed to continued strength in residential and light commercial construction, to selected market share gains, and to building momentum in Cutler-Hammer's Engineering Service and Systems business.

Operating profits for the third quarter of 1999 were $54 million, an increase of 17% compared to the same period in 1998 before restructuring charges. Operating profits for the first nine months of 1999 were $130 million, an increase of 2% from comparable results in 1998 before restructuring charges. This increase can be attributed to increased sales and the benefits of 1998's restructuring initiatives partially offset by the costs of building the new Engineering Services business unit.

Semiconductor Equipment
-----------------------
Semiconductor Equipment sales in the third quarter of 1999 were $109 million, 127% above last year's comparable results and more than double the pace of the industry rebound. Sales in the first nine months of 1999 of $264 million were 20% ahead of sales in the first nine months of 1998. The semiconductor equipment industry continues to rebound with third quarter orders up over 100% and a book-to-bill ratio of about 1.15.

This segment reached an operating profit of $16 million in the third quarter of 1999 compared to an operating loss of $29 million before restructuring charges of $42 million in the comparable period in 1998. Operating profits in the first nine months of 1999 reached $14 million compared to last year's loss of $52 million before restructuring charges of $41 million. Improved profits can be attributed to the significant increase in sales as well as the benefits of 1998's restructuring initiatives.

Truck Components
----------------
Truck Components sales in the third quarter of 1999 were a record $414 million, 13% above last year's comparable results. This compares with a 27% increase in NAFTA Class 8 production, a 3% drop in European commercial truck production, and a 36% decline in South American truck production. Sales in the first nine months of 1999 were $1.20 billion, 7% ahead of year earlier results.

Operating profits in the third quarter of 1999 were a record $67 million, 31% ahead of a year ago before restructuring charges. Operating profits in the first nine months of 1999 were $188 million, an increase of 11% compared to the same period in 1998 before restructuring charges. These results are primarily due to increased sales and the benefits of 1998's restructuring initiatives. The Company is also becoming increasingly effective utilizing worldwide capacity to satisfy NAFTA heavy truck demand.

Non-operating Income (Expense)
------------------------------
Amortization of goodwill and other intangible assets related to acquisitions of $28 million in the third quarter of 1999 and $72 million in the first nine months of 1999 increased by $12 million and $24 million, respectively, compared to the same periods in 1998. The increases were primarily attributable to the amortization of goodwill and other intangible assets related to the acquisition of A-V.

Net interest expense of $47 million in the third quarter of 1999 and $112 million in the first nine months of 1999 increased by $24 million and $45 million, respectively, compared to the same periods in 1998. The increases were primarily due to borrowings required to finance the acquisition of A-V.

Corporate and other expenses of $11 million in the third quarter of 1999 and $28 million in the first nine months of 1999 increased by $31 million and $33 million, respectively, compared to the same periods in 1998. The year-to-year swings were related primarily to incentive compensation accruals ($11 million for both the third quarter and first nine months) and deferred compensation accruals ($12 million for the third quarter and $18 million for the first nine months). The sharp swings in these items relate to the disappointing operating results the Company experienced beginning in the third quarter of 1998 which resulted in an adjustment to lower the 1998 incentive compensation accrual in the second half of 1998. The change was also due to the sharp drop in the Company's stock price in 1998 which resulted in a reduction in the deferred compensation accrual during the second half of 1998, compared to an increase in the stock price during 1999 resulting in an increase in the deferred compensation accrual.


Changes in Financial Condition
------------------------------
Current liabilities exceeded current assets by $44 million at September 30, 1999, primarily due to the $868 million increase in short-term debt and current portion of long-term debt versus year end 1998. The increase in short-term debt resulted from the financing required for the acquisition of A-V for $1.623 billion in cash, which is more fully discussed under "Acquisition of Aeroquip-Vickers, Inc." on page 5 of this report. Long-term debt increased to $1.95 billion at September 30,

1999 from $1.19 billion at the end of 1998, also due to the acquisition of A-V.

In anticipation of the acquisition of A-V, on April 5, 1999, $200 million of floating rate notes maturing April 2000 were issued. The Company also entered into an additional $500 million revolving credit facility with a five-year term and a $1.3 billion credit facility with a 364-day term. This increased total credit facilities at the acquisition date of A-V to $2.8 billion. At September 30, 1999, the Company's credit facilities stood at $2.35 billion, of which $932 million was scheduled to expire beyond the end of 2002. Outstanding commercial paper, most of which was incurred in connection with the A-V acquisition, is supported by these credit facilities.

In July 1999, the Company completed the sale of 1.625 million Common Shares for net proceeds of $147 million, which was used to pay down a portion of the debt incurred to finance the acquisition of A-V. The Company also expects to refinance a portion of the outstanding commercial paper on a long-term basis during the fourth quarter of 1999 or first quarter of 2000.

On August 31, 1999, the sale of the Engineered Fasteners Division for $173 million in cash was completed. On October 1, 1999, the sale of the Fluid Power Division for $310 million in cash was completed. Proceeds from the sales of these businesses were used to pay down a portion of the debt incurred to finance the acquisition of A-V. During the second quarter of 1999, the planned sale of Vickers Electronics Systems (VES) was announced. VES is a business acquired in connection with the acquisition of A-V.

During the first nine months of 1999, the Brazilian real currency devalued significantly. The effect of this devaluation on the net assets of the Company's operations in Brazil resulted in an $88 million foreign currency translation loss in the first nine months of 1999 which is reported in Shareholders' Equity, through comprehensive income.


Year 2000
---------
Like most companies, Eaton is impacted by computer software that relies on two digits in the date fields of programs in order to function properly. Software that uses two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar Year 2000, and thus could cause disruption of normal business activities. The Company relies on software in various aspects of the business including manufacturing, product development, many administrative functions and certain products. Much of this software may be unable to interpret the calendar Year 2000 appropriately without some form of remediation.

As is more fully described in the Company's 1998 Annual Report on Form 10-K, the program to address the Year 2000 issue involves a combination of hardware and software modifications, upgrades and replacements. The Company has completed, with some known exceptions, the execution phase of the program. The exceptions are intended to be completed in November 1999. Continuous review and testing have been conducted throughout all phases of the program and will continue during the balance of 1999, as will the monitoring of the program's success.

The Company is completing contingency plans to address potential disruptions that might result from Year 2000 noncompliance. These plans address relationships with suppliers and customers, as well as relationships with providers of utilities, telecommunications, transportation and financial services. The contingency plans include such measures as alternative sources of power, alternative lines of communication, manual order-taking, alternative modes of transportation, alternative means of check preparation and additional supplies of critical components. These plans also include the establishment of a Year 2000 communications center and arrangements to confirm the operability of our facilities immediately after the beginning of the Year 2000.

The current estimate of total Year 2000 program costs as of September 30, 1999 is approximately $120 million, of which approximately 95% are estimated to have been incurred.
Approximately $90 million of these costs represent replacement costs of certain hardware and software and the remaining $30 million represents costs associated with modifying and upgrading existing systems.

The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, satisfactory completion of the program may not prevent business disruptions resulting from actions of critical suppliers and customers, as well as from actions of providers of utilities and other services. Such disruptions would impair the Company's ability to produce or sell products. If such a disruption occurred, the Company may experience lost or delayed sales and profits depending on the duration of the disruption. Key aspects of the program are addressing this uncertainty through contingency planning but the Company's ability to be fully confident of conditions related to third parties is limited. Currently, the Company cannot reasonably estimate the amount of potential lost or delayed sales and profits.


Forward-Looking Statements
--------------------------
The forward-looking statements in this Form 10-Q concerning the hydraulics markets, the refinancing of debt on a long-term basis and the Year 2000 issue should be used with caution. They are subject to various risks and uncertainties, many of which are outside the control of the Company. Important factors which could cause actual results to differ materially from those in the forward-looking statements include changes in global economic and financial conditions, market demand for hydraulics, the ability to implement business plans, the ability to successfully implement the integration of Aeroquip-Vickers, conditions in the public debt markets and costs and disruptions associated with the Year 2000 issue. The Company assumes no obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about
Market Risk

A discussion of market risk exposures is included in Part
II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of the Company's 1998 Annual Report on Form 10-
K. Long-term debt increased to $1.95 billion at September
30, 1999 from $1.19 billion at the end of 1998. Commercial paper, classified as long-term, represented $432 million of this increase. The average interest rate for commercial paper at September 30, 1999 was 5.42%. The remaining increase in long-term debt primarily represents the debt assumed as part of the acquisition of Aeroquip-Vickers. The carrying values of commercial paper and the assumed debt approximated their fair values at September 30, 1999. There were no other material changes during the nine months ended September 30, 1999.

                      PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

          1.  On July 1, 1999, the Company filed a Current
          Report on Form 8-K regarding the sale of 1.625 million Common Shares.

          2. On July 15, 1999, the Company filed a Current
          Report on Form 8-K regarding the realignment of its business segments.

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

                                  Eaton Corporation
                                  ----------------------------
                                  Registrant

Date:  November 5, 1999           /s/ Adrian T. Dillon
                                  ----------------------------
                                  Adrian T. Dillon
                                  Executive Vice President -
                                  Chief Financial and Planning
                                  Officer; Principal Financial
                                  Officer

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