Form 10-K
period 1999-12-31
EATON CORP
filed 2000-03-28
CIK 31277

United States
            Securities and Exchange Commission
                  Washington, D.C.  20549


                        Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the year ended December 31, 1999

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


Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on
     Title of each class                   which registered
-----------------------------        ---------------------------
Common Shares ($.50 par value)       The New York Stock Exchange
                                     The Chicago Stock Exchange
                                     The Pacific Stock Exchange
                                     The London Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject
to such filing requirements for the past ninety days.   Yes  X
                                                            ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2000 was $5.2 billion. As of January 31, 2000, there were 72,716,776 Common Shares outstanding.

               Documents Incorporated By Reference

Portions of the Proxy Statement for the 2000 annual shareholders' meeting are incorporated by reference into Part III.


                             Part I

Item 1.  Business

Eaton Corporation (Eaton or Company), incorporated in 1916, is a global manufacturer of highly engineered products that serve industrial, vehicle, construction, commercial, aerospace and semiconductor markets. Principal products include hydraulic products and fluid connectors, electrical power distribution and control equipment, truck drivetrain systems, engine components, ion implanters and a wide variety of controls. Worldwide sales in 1999 reached $8.4 billion. Headquartered in Cleveland, Ohio, the Company has 63,000 employees and 195 manufacturing sites in 23 countries around the world. The internet address for Eaton is http://www.eaton.com.

On April 9, 1999, the Company completed the acquisition of Aeroquip-Vickers, Inc. for $1.623 billion in cash. Aeroquip-Vickers, which had 1998 sales of $2.1 billion, manufactures the following products: all pressure ranges of hose, fittings, adapters, couplings and other fluid power connectors; hydraulic pumps, motors and cylinders; electronic and hydraulic controls; electric motors and drives; filtration products; fluid-evaluation products and services; and precision molded and extruded plastic products. The operating results of Aeroquip-Vickers are reported in Business Segment Information in Fluid Power and Other Components. Funds for the purchase were initially obtained through the issuance of commercial paper, which was partially refinanced through the issuance of $450 million of long-term notes and debentures and the sale of 1.625 million Common Shares for $147 million. The acquisition was accounted for by the purchase method of accounting and accordingly, the statements of consolidated income include the results of Aeroquip-Vickers beginning April 9, 1999.

The Company sold businesses for aggregate cash proceeds of $544 million in 1999. The divestitures included the sale of the Engineered Fasteners division in August and the Fluid Power division in October. The sales of these businesses, and adjustments related to businesses sold in prior periods, resulted in a pretax gain of $340 million ($198 million aftertax, or $2.68 per Common Share). In December, the Company also sold substantially all of Vickers Electronic Systems, which was acquired in the acquisition of Aeroquip-Vickers, resulting in no gain or loss.

On February 24, 2000, the Company announced that it had engaged Goldman, Sachs & Co. to study the feasibility of selling a minority equity interest in its Semiconductor Equipment segment through an initial public offering. A possible sale of equity would involve less than a 20 percent equity interest in the Company's Semiconductor Equipment business.

Business Segment Information

Information regarding principal products, net sales, operating profit and long-lived assets by segment and geographic region, is presented in "Business Segment and Geographic Region Information" on pages 46 through 51 of this report. Additional information regarding Eaton's segments and business in general is presented below.

Automotive Components

Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. While the EATON and EATON (logomark) trademarks are emphasized in marketing many products within this segment, the Company also markets under a number of other trademarks including EATONITE, DILL, IKU, ULV, SUPERCHARGER (& DESIGN), DYNA-TRAXX, INTELLI-TRAXX, LECTRON, and L/P (DESIGN).

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

Significant Customers - Approximately 47% of this segment's net sales in 1999 were made to divisions and subsidiaries of three large original equipment manufacturers of cars, trucks and off-highway vehicles generally concentrated in North America. Eaton has been conducting business with each of these companies for many years. Sales to these companies include a number of different products and different models or types of the same product, sales of which are not dependent upon one another. With respect to many of the products sold, various divisions and subsidiaries of each of the companies are in the nature of separate customers, and sales to one division or subsidiary are not dependent upon sales to other divisions or subsidiaries. One of these customers is also a significant customer of the Truck Components segment, another is a significant customer of the Truck Components and the Fluid Power and Other Components segments, and another is a significant customer of the Fluid Power and Other Components segment.

Fluid Power & Other Components

Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. The EATON, EATON (logomark), CHAR-LYNN, Q-AMP, GEROLER, ORBIT, ORBITROL, VICKERS, TEDECO, STERER,ILLUMINATER, AEROQUIP, "FLYING A" LOGO, MATCHMATE, STARTLITE, EPSILON, RYNGLOK, AIRFLEX, FAWICK, and GOLF PRIDE trademarks are used in connection with marketing products included in this segment.

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 14% of this segment's net sales in 1999 were made to divisions and subsidiaries of two large original equipment manufacturers of cars, trucks and off-highway vehicles generally concentrated in North America. These customers are significant customers of the Automotive Components segment.

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

Significant Customers - Approximately 20% of this segment's net sales in 1999 were made to one customer, which is not a significant customer of any other segment.

Semiconductor Equipment

Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. Although the EATON and EATON (logomark) trademarks are emphasized in marketing many products within this segment, the Company also markets under several other trademarks, including RapidTherm, SUMMIT 300, GEMINI, FUSION 200, FUSION 300, PHOTOKINETICS, and FUSION SYSTEMS.

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 33% of this segment's net sales in 1999 were made to three customers, which are not significant customers of any other segment.

Truck Components

Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. The EATON, EATON (logomark), FULLER, ROADRANGER, AutoShift, VORAD, SmartCruise, EASY-PEDAL PLUS, SOLO, ANGLE-RING, CEEMAT, ANGLE SPRING, LIGHTNING, TOP 2, AMT, SAMT, S-SERIES, Fleet Advisor, and FleetCom trademarks are used in connection with marketing products included in this segment.

Competition - Principal methods of competition in this segment are price, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers- Approximately 59% of this segment's net sales in 1999 were made to divisions and subsidiaries of three original equipment manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles, generally concentrated in North America. One of these customers is also a significant customer of the Automotive Components segment.


Information Concerning Eaton's Business in General

Patents - Eaton's policy is to file applications and obtain patents on its new products including product modifications and improvements. While patents generally expire 20 years after the patent application filing date, new patents are issued to Eaton on a regular basis. While in the aggregate Eaton's patents are considered important in the operation of its businesses, the loss or expiration of any one patent would not materially affect Eaton as a whole.

Employees - Eaton has 6,400 United States employees who are subject to a total of 20 different collective bargaining agreements and are represented by the following unions: IAM, UAW, PACE, IBEW, USWA, IUE, MPWU, and BSEA.

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

Order Backlog - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of cars, trucks and off-highway vehicles are historically subject to month-to-month releases by customers during each model year, such orders are not considered technically firm. In measuring backlog of orders, the Company includes only the amount of such orders released by such customers as of the dates listed. Using this criterion, total backlog at December 31, 1999 and 1998 (in billions) was approximately $1.5 and $1.2, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development - Research and development expenses for new products and improvement of existing products in 1999, 1998 and 1997 (in millions) were $314, $334 and $319, respectively. Over the past five years, the Company has invested approximately $1.5 billion in research and development.

Protection of the Environment - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. The Company continues to modify, on an ongoing, regular basis, certain processes in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in and wastes generated from operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2000 and 2001. Information regarding the Company's liabilities related to environmental matters, is presented in "Protection of the Environment" on page 36 of this report.

Item 2.  Properties

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 195 locations in 23 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which are material to the Company's operations. Eaton's principal research facilities are located in Southfield, Michigan, and Milwaukee, Wisconsin. In addition, certain divisions conduct research in their own facilities. Management believes that the manufacturing facilities are adequate for operations, and such facilities are maintained in good condition.

Item 3.  Legal Proceedings

There is pending with the Civil Division of the Department of Justice a claim under the Clean Air Act relating to possible discharges of ozone depleting chemicals and the maintenance of refrigerant equipment by uncertified personnel of the Aeroquip Corporation facility at Fitzgerald, Georgia. This was a location acquired as part of the acquisition of Aeroquip-Vickers in April 1999. Monetary sanctions may exceed $100,000.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                             Part II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Shares are listed for trading on the New York, Chicago, Pacific and London stock exchanges. Information regarding cash dividends paid and the high and low market price per Common Share for each quarter in 1999 and 1998, is presented in "Quarterly Data" on page 66 of this report. At December 31, 1999, there were 12,552 holders of record of the Company's Common Shares. Additionally, approximately 21,000 current and former employees were shareholders through participation in the Eaton Share Purchase and Investment Plan.

Item 6.  Selected Financial Data

Information regarding selected financial data is presented in the "Five-Year Consolidated Financial Summary" on page 67 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on pages 53 through 65 of this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Information regarding market risk is presented on pages 59 and 60 of this report.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, financial review and the report of independent auditors are presented on pages 16 through 51 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                             Part III

Item 10.  Directors and Executive Officers of the Registrant

Information contained on pages 5 through 7 in the definitive Proxy Statement dated March 17, 2000, with respect to directors, is incorporated by reference.

A listing of Eaton's officers, their ages and their positions and offices held over the past five years, as of January 31, 2000 and updated to reflect the retirement of Gerald L. Gherlein, follows:

Name                      Age     Position (Date elected to position)
-------------------------------------------------------------------------
Stephen R. Hardis          64     Chairman (January 1, 1996 - present)
                                  Chief Executive Officer (September 1,
                                  1995 - present)
                                  Director (1983 - present)
                                  Vice Chairman and Chief Financial and
                                  Administrative Officer (1986 - 1995)

Alexander M. Cutler        48     President and Chief Operating Officer
                                 (September 1, 1995 - present)
                                  Director (1993 - present)
                                  Executive Vice President and Chief
                                  Operating Officer - Controls (1993 -
                                  1995)

Gerald L. Gherlein         61     Executive Vice President
                                 (September 4, 1991 - February 29, 2000)
                                  General Counsel (September 4, 1991 -
                                  December 31, 1999)

Adrian T. Dillon           46     Executive Vice President - Chief
                                  Financial and Planning Officer
                                 (April 23, 1997 - present)
                                  Vice President - Chief Financial and
                                  Planning Officer (1995 - 1997)

Brian R. Bachman           54     Senior Vice President and Group
                                  Executive - Hydraulics, Semiconductor
                                  Equipment and Specialty Controls
                                 (September 9, 1998 - present)
                                  Senior Vice President - Semiconductor
                                  and Specialty Systems (1996 - 1998)
                                  Vice President and General Manager at
                                  Philips Semiconductor (1991 - 1996)

Thomas W. O'Boyle          57     Senior Vice President and Group
                                  Executive - Truck Components
                                 (September 1, 1995 - present)

Bruce E. Taylor            46     Senior Vice President and Group
                                  Executive - Automotive (September 1,
                                  1999 - present)
                                  Vice President - Automotive Controls
                                  Operations - Worldwide (1995-1999)

Randy W. Carson            49     Senior Vice President and Group
                                  Executive - Cutler-Hammer
                                 (December 31, 1999 - present)
                                  Vice President - Growth Initiatives
                                 (February 24, 1999 - December 31, 1999)
                                  Senior Vice President at Rockwell
                                  Automation (1992 - 1998)

Kristen M. Bihary          46     Vice President - Communications
                                 (June 21, 1999 - present)
                                  Vice President - External Affairs,
                                  Internal and Marketing Communications
                                  at Shell Chemical Company (1998 - 1999)
                                  Vice President - Public Affairs at
                                  Varity Corporation (1995 - 1998)

Susan J. Cook              52     Vice President - Human Resources
                                 (January  16, 1995 - present)
                                  Vice President - Human Resources at
                                  Tandem Computers, Inc. (1988 - 1995)

Patrick X. Donovan         64     Vice President - International
                                 (April 27, 1988 - present)

Earl R. Franklin           56     Secretary and Associate General
                                  Counsel (September 1, 1991 - present)

J. Robert Horst            56     Vice President and General Counsel
                                 (January 1, 2000 - present)
                                  Deputy General Counsel (1998 - 1999)
                                  Associate General Counsel (1991 - 1998)

Stanley V. Jaskolski       61     Vice President - Technical Management
                                 (October 1, 1990 - present)

John S. Mitchell           43     Vice President - Taxes (November 22,
                                  1999 - present)
                                  Vice President - Taxes at The Limited,
                                  Inc. (1997 - 1999)
                                  Director of Taxes at The Limited, Inc.
                                 (1987 - 1997)

Derek R. Mumford           58     Vice President - Information
                                  Technologies (April 1, 1992 - present)

Larry M. Oman              58     Vice President - Supplier Resource
                                  Management (September 9, 1998 -
                                  present)
                                  Senior Vice President and Group
                                  Executive - Automotive Components
                                 (1995 - 1998)

Robert E. Parmenter        47     Vice President and Treasurer
                                 (January 1, 1997 - present)
                                  Assistant Treasurer (1994 - 1996)

Billie K. Rawot            48     Vice President and Controller
                                 (March 1, 1991 - present)

Ken D. Semelsberger        38     Vice President - Strategic Planning
                                 (April 28, 1999 - present)
                                  Director - Corporate Development and
                                  Planning (1998 - 1999)
                                  Director - Strategic Planning (1995 -
                                  1998)

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

Item 11.  Executive Compensation

Information contained on pages 10 through 19 in the definitive Proxy Statement dated March 17, 2000, with respect to executive compensation, is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information contained on pages 20 through 22 of the definitive Proxy Statement dated March 17, 2000, with respect to security ownership of certain beneficial owners and management, is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

None required to be reported.


                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a) (1) (i)    The following consolidated financial statements and
               financial review, included in Item 8, are filed as a separate section of this report.

               Report of Independent Auditors - Page 16

               Consolidated Balance Sheets - December 31, 1999 and 1998 - Pages 17 and 18

               Statements of Consolidated Income - Years ended
               December 31, 1999, 1998 and 1997 - Page 19

               Statements of Consolidated Cash Flows - Years ended December 31, 1999, 1998 and 1997 - Page 20

               Statements of Consolidated Shareholders' Equity -
               Years ended December 31, 1999, 1998 and 1997 -

               Financial Review - Pages 22 through 51

        (ii)   Summarized financial information for Eaton ETN
               Offshore Ltd. - Page 52

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

                       (b)     Executive Strategic Incentive Plan
                              (amended and restated as of June 21,
                               1994, July 25, 1995 and April 21, 1998) -
                               Incorporated by reference to the Annual
                               Report on Form 10-K for the year ended
                               December 31, 1998

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

  		On November 12, 1999, the Company filed a Current
		  Report on Form 8-K regarding the sale of $400 million
	  	of notes and debentures.

		  On November 23, 1999, the Company filed a Current
  		Report on Form 8-K regarding the sale of $50 million
		  of debentures.

	  	On February 1, 2000, the Company filed a Current
		  Report on Form 8-K regarding the fourth quarter 1999
  		earnings release.

    On February 3, 2000, the Company filed a Current
		  Report on Form 8-K regarding the distribution agreement for up to $800 million of the Company's
  		medium-term notes.

		  On February 25, 2000, the Company filed a Current Report on Form 8-K which included the 1999 financial statements, financial review and exhibits and the February 24, 2000 press release regarding the possible sale of a minority interest in the Semiconductor
    Equipment business.

	  	On February 29, 2000, the Company filed a Current
	  	Report on Form 8-K regarding the public offering outside the United States of Euro 200 million of 10-year notes.

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


                                    Eaton Corporation
                                    -----------------------------
                                    Registrant

Date:  March 27, 2000               /s/ Adrian T. Dillon
                                    -----------------------------
                                    Adrian T. Dillon
                                    Executive Vice President--
                                    Chief Financial and Planning Officer;
                                    Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATE:  March 27, 2000


Signature                     Title
------------------------      ---------------------------------------

           *
------------------------
Stephen R. Hardis             Chairman and Chief Executive Officer;
                              Principal Executive Officer;
                              Director

           *
------------------------
Alexander M. Cutler           President and Chief Operating Officer;
                              Director

           *
------------------------
Billie K. Rawot               Vice President and Controller;
                              Principal Accounting Officer

           *
------------------------
Michael J. Critelli           Director

           *
------------------------
Phyllis B. Davis              Director

           *
------------------------
Ernie Green                   Director

           *
------------------------
Ned C. Lautenbach             Director

           *
------------------------
John R. Miller                Director

           *
------------------------
Furman C. Moseley             Director

           *
------------------------
Victor A. Pelson              Director

           *
------------------------
A. William Reynolds           Director

           *
------------------------
Gary L. Tooker                Director


*By    /s/ Adrian T. Dillon
       --------------------------------------
       Adrian T. Dillon, Attorney-in-Fact
       for the officers and directors signing
       in the capacities indicated

                       Eaton Corporation
                1999 Annual Report on Form 10-K
                 Items 6, 7, 7A, 8 & Item 14(c)

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

                        Quarterly Data

           Five-Year Consolidated Financial Summary

                           Exhibits

REPORT OF INDEPENDENT AUDITORS
------------------------------

To the Shareholders
Eaton Corporation


We have audited the consolidated balance sheets of Eaton Corporation as of December 31, 1999 and 1998, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                            /s/ Ernst & Young LLP

Cleveland, Ohio
January 21, 2000

Eaton Corporation

Consolidated Balance Sheets
                                                 December 31
                                              -----------------
(Millions)                                      1999      1998
                                                ----      ----
ASSETS
Current assets
  Cash                                        $   81    $   80
  Short-term investments                          84        42
  Accounts receivable                          1,267       885
  Inventories                                    965       707
  Deferred income taxes                          194       152
  Other current assets                           191       116
                                              ------    ------
                                               2,782     1,982
Property, plant & equipment
  Land & buildings                               788       620
  Machinery & equipment                        3,174     2,767
                                              ------    ------
                                               3,962     3,387
  Accumulated depreciation                    (1,593)   (1,550)
                                              ------    ------
                                               2,369     1,837

Goodwill                                       1,905     1,025
Other intangible assets                          625       214
Deferred income taxes & other assets             756       607
                                              ------    ------
                                              $8,437    $5,665
                                              ======    ======

The Financial Review on pages 22 to 51 is an integral part of the consolidated financial statements.

Eaton Corporation

Consolidated Balance Sheets
                                                 December 31
                                              -----------------
(Millions)                                      1999      1998
                                                ----      ----
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                             $  958    $  225
  Current portion of long-term debt               12       108
  Accounts payable                               511       445
  Accrued compensation                           286       160
  Accrued income & other taxes                   257        74
  Other current liabilities                      625       504
                                              ------    ------
                                               2,649     1,516

Long-term debt                                 1,915     1,191
Postretirement benefits other than pensions      667       557
Deferred income taxes & other liabilities        582       344
Shareholders' equity
  Common Shares (74.0 in 1999 and 71.7 in 1998)   37        36
  Capital in excess of par value               1,041       853
  Retained earnings                            1,804     1,321
  Accumulated other comprehensive income (loss) (220)     (110)
  Shares in trust
    Employee Stock Ownership Plan                           (6)
    Deferred compensation plans                  (38)      (37)
                                              ------    ------
                                               2,624     2,057
                                              ------    ------
                                              $8,437    $5,665
                                              ======    ======

The Financial Review on pages 22 to 51 is an integral part of the consolidated financial statements.

Eaton Corporation

Statements of Consolidated Income
                                                     Year ended December 31
                                                    -------------------------
(Millions except for per share data)                  1999    1998    1997
                                                      ----    ----    ----
Net sales                                           $8,402  $6,625  $7,563

Costs & expenses
  Cost of products sold                              6,041   4,759   5,456
  Selling & administrative                           1,318   1,050   1,088
  Research & development                               314     334     319
  Purchased in-process research & development                           85
                                                    ------  ------  ------
                                                     7,673   6,143   6,948
                                                    ------  ------  ------
Income from operations                                 729     482     615

Other income (expense)
  Interest expense - net                              (152)    (88)    (79)
  Gain on sales of businesses                          340      43      91
  Other - net                                           46      48      41
                                                    ------  ------  ------
                                                       234       3      53
                                                    ------  ------  ------
Income before income taxes & extraordinary item        963     485     668
Income taxes                                           346     136     204
                                                    ------  ------  ------
Income before extraordinary item                       617     349     464
Extraordinary item                                                     (54)
                                                    ------  ------  ------
Net income                                          $  617  $  349  $  410
                                                    ======  ======  ======
Per Common Share - assuming dilution
  Income before extraordinary item                  $ 8.36  $ 4.80  $ 5.93
  Extraordinary item                                                  (.69)
                                                    ------  ------  ------
  Net income                                        $ 8.36  $ 4.80  $ 5.24
                                                    ======  ======  ======
  Average number of Common Shares outstanding         73.7    72.7    78.2

Per Common Share - basic
  Income before extraordinary item                  $ 8.51  $ 4.89  $ 6.05
  Extraordinary item                                                  (.71)
                                                    ------  ------  ------
  Net income                                        $ 8.51  $ 4.89  $ 5.34
                                                    ======  ======  ======
  Average number of Common Shares outstanding         72.5    71.4    76.8

Cash dividends paid per Common Share                $ 1.76  $ 1.76  $ 1.72

The Financial Review on pages 22 to 51 is an integral part of the consolidated financial statements.

Eaton Corporation

Statements of Consolidated Cash Flows
                                                      Year ended December 31
                                                    -------------------------
(Millions)                                             1999    1998    1997
                                                       ----    ----    ----
Net cash provided by operating activities
  Income before extraordinary item                   $  617  $  349  $  464
  Adjustments to reconcile to net cash provided by
    operating activities
      Depreciation                                      326     259     285
      Amortization                                      115      72      57
      Deferred income taxes                              49      94      31
      Long-term assets and liabilities, & other
        non-cash items in income                                (33)    (14)
      Gain on sales of businesses                      (340)    (43)    (91)
      Write-off of purchased in-process research &
        development                                                      85
      Changes in operating assets & liabilities,
        excluding acquisitions & sales of businesses
          Accounts receivable                          (117)    (11)   (106)
          Inventories                                     7     (38)    (53)
          Accounts payable & other accruals             (33)     (3)    140
          Accrued income & other taxes                   68       3       1
      Other - net                                       (10)     (7)    (36)
                                                     ------  ------  ------
                                                        682     642     763

Net cash used in investing activities
  Acquisitions of businesses, less cash acquired     (1,602)   (117)   (387)
  Sales of businesses                                   544     375     329
  Expenditures for property, plant & equipment         (496)   (483)   (438)
  Other - net                                           (84)    (56)    (35)
                                                     ------  ------  ------
                                                     (1,638)   (281)   (531)

Net cash provided by (used in) financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                        1,917   1,409     425
      Payments                                       (1,517)   (982)   (570)
  Borrowings with original maturities of less than
    three months - net                                  519    (303)    356
  Cash dividends paid                                  (128)   (126)   (133)
  Sale of Common Shares                                 147
  Purchase of Common Shares                              (5)   (349)   (315)
  Other - net                                            24      17      36
                                                     ------  ------  ------
                                                        957    (334)   (201)
                                                     ------  ------  ------
Total increase in cash                                    1      27      31
Cash at beginning of year                                80      53      22
                                                     ------  ------  ------
Cash at end of year                                  $   81  $   80  $   53
                                                     ======  ======  ======

The Financial Review on pages 22 to 51 is an integral part of the consolidated financial statements.

Eaton Corporation

Statements of Consolidated Shareholders' Equity

                                                                                               Shares in trust
                                                                                Accumulated   ------------------       Total
                                   Common Shares     Capital in                       other             Deferred       share-
                                   -------------      excess of   Retained    comprehensive            compensa-     holders'
(Millions)                         Shares   Amount    par value   earnings    income (loss)   ESOP    tion plans      equity
                                   ------   ------  -----------   --------    -------------   ----   -----------    --------
Balance at January 1, 1997           77.1      $39       $  830     $1,401           $ (67)   $(36)         $ (7)     $2,160
Net income                                                             410                                               410
Other comprehensive income                                                             (81)                              (81)
                                                                                                                      ------
Total comprehensive income                                                                                               329

Cash dividends paid, net of
  Employee Stock Ownership
  Plan (ESOP) tax benefit                                             (132)                                             (132)
Issuance of shares under
  employee benefit plans,
  including tax benefit                .9                    47         (2)                                               45
Put option obligation, net                                  (18)                                                         (18)
Purchase of shares                   (3.7)      (2)         (40)      (292)                                             (334)
Shares allocated to employees                                                                   16                        16
Issuance of shares to trust            .2                    20                                              (20)          0
Other                                  .2                     5                                                            5
                                     ----      ---       ------     ------           -----    ----          ----      ------
Balance at December 31, 1997         74.7       37          844      1,385            (148)    (20)          (27)      2,071
Net income                                                             349                                               349
Other comprehensive income                                                              38                                38
                                                                                                                      ------
Total comprehensive income                                                                                               387

Cash dividends paid, net of
  ESOP tax benefit                                                    (126)                                             (126)
Issuance of shares under
  employee benefit plans,
  including tax benefit                .5                    25         (1)                                               24
Put option obligation, net                                   16                                                           16
Purchase of shares                   (3.7)      (1)         (42)      (286)                                             (329)
Shares allocated to employees                                                                   14                        14
Issuance of shares to trust            .2                    10                                              (10)          0
                                     ----      ---       ------     ------           -----    ----          ----      ------
Balance at December 31, 1998         71.7       36          853      1,321            (110)     (6)          (37)      2,057
Net income                                                             617                                               617
Other comprehensive income                                                            (110)                             (110)
                                                                                                                      ------
Total comprehensive income                                                                                               507
Cash dividends paid, net of
  ESOP tax benefit                                                    (128)                                             (128)
Issuance of shares under
  employee benefit plans,
  including tax benefit                .8                    49         (1)                                               48
Put option obligation, net                                   (7)                                                          (7)
Sale of shares                        1.6        1          146                                                          147
Purchase of shares                    (.1)                              (5)                                               (5)
Shares allocated to employees                                                                    6                         6
Issuance of shares to trust                                                                                   (1)         (1)
                                     ----      ---       ------     ------           -----    ----          ----      ------
Balance at December 31, 1999         74.0      $37       $1,041     $1,804           $(220)   $  0          $(38)     $2,624
                                     ====      ===       ======     ======           =====    ====          ====      ======

The Financial Review on pages 22 to 51 is an integral part of the consolidated financial statements.

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

Foreign Currency Translation
----------------------------
The functional currency for principally all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in shareholders' equity in accumulated other comprehensive income (loss).

Inventories
-----------
Inventories are carried at lower of cost or market. Inventories in the United States are generally accounted for using the last-in, first-out
(LIFO) method. Remaining United States and all other inventories are accounted for using the first-in, first-out (FIFO) method.

Depreciation and Amortization
-----------------------------
Depreciation and amortization are computed by the straight-line method for financial statement purposes. Cost of buildings is depreciated over forty years and machinery and equipment over principally three to ten years. Goodwill and intangible assets, primarily consisting of patents, trademarks, tradenames and software, are amortized over a range of five to forty years.

Goodwill and other long-lived assets are reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

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

The Company and its subsidiaries are exposed to fluctuations in foreign currencies in the normal course of business. Foreign currency forward exchange contracts and options are used to reduce exposure to foreign currency fluctuations. Accrued gains or losses on those financial instruments which hedge net investments in subsidiaries outside the United States are recorded in shareholders' equity. Gains or losses on those financial instruments which hedge specific transactions are deferred and subsequently recognized in net income when the gains or losses on the hedged foreign currency transaction are recognized in net income. Cash premiums and discounts related to these financial instruments are amortized to other income-net over the life of the respective agreement.

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

In 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued which requires all derivatives to be recognized on the balance sheet at fair value. The Company must adopt the standard by the first quarter of 2001. The Company expects that the adoption of the standard will have an immaterial effect on earnings and financial position.

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

ACQUISITIONS OF BUSINESSES
--------------------------
On April 9, 1999, the Company completed the acquisition of Aeroquip-Vickers, Inc. for $1.623 billion in cash. Aeroquip-Vickers, which had 1998 sales of $2.1 billion, manufactures the following products: all pressure ranges of hose, fittings, adapters, couplings and other fluid power connectors; hydraulic pumps, motors and cylinders; electronic and hydraulic controls; electric motors and drives; filtration products; fluid-evaluation products and services; and precision molded and extruded plastic products. The operating results of Aeroquip-Vickers are reported in Business Segment Information in Fluid Power and Other Components. Funds for the purchase were initially obtained through the issuance of commercial paper, which was partially refinanced through the issuance of $450 million of long-term notes and debentures and the sale of 1.625 million Common Shares for $147 million.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income include the results of Aeroquip-Vickers beginning April 9, 1999. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company has obtained preliminary independent appraisals of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives. The Company is also completing the review and determination of the fair values of the other assets acquired and liabilities assumed. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values. A summary of the assets acquired and liabilities assumed in the acquisition follows (in millions):

Estimated fair values
  Assets acquired                               $1,765
  Liabilities assumed                           (1,078)
  Goodwill  (amortized by the straight-line
    method over forty years)                       936
                                                ------
Purchase price                                   1,623
Less cash acquired & liability for
  outstanding shares                               (34)
                                                ------
Net cash paid                                   $1,589
                                                ======

As a result of the acquisition of Aeroquip-Vickers, Eaton incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Aeroquip-Vickers locations, to involuntarily terminate Aeroquip-Vickers employees, and for other costs to integrate operating locations and other activities of Aeroquip-Vickers with Eaton. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require that acquisition integration expenses which are associated with the generation of future revenues and have future economic benefit, and those associated with integrating Eaton operations into Aeroquip-Vickers locations, must be recorded as expense. These expenses are discussed in the "Unusual Charges" footnote in the Financial Review. The components of the acquisition integration liabilities included in the purchase price allocation for Aeroquip-Vickers are as follows (in millions):

                                                      Balance
                     Original                    remaining at
                        costs    Utilized   December 31, 1999
                     --------    --------   -----------------
Workforce reductions     $ 31        $(28)          $  3
Other                       1          (1)             0
                         ----        ----           ----
                         $ 32        $(29)          $  3
                         ====        ====           ====

The acquisition integration liabilities are based on the Company's current integration plan which focuses on three key areas of integration: 1) manufacturing process and supply chain rationalization, including plant closings, 2) elimination of redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities.

The workforce reductions represent the expected termination of 470 Aeroquip-Vickers employees, primarily administrative personnel. As of December 31, 1999, 460 have been terminated. The balance remaining at December 31, 1999 is expected to be utilized in the first quarter of 2000 and will be funded through cash flows from the combined operations.

Certain aspects of the integration plan will be refined as additional studies are completed, including the evaluation of capacity of existing and acquired facilities to accommodate new manufacturing and administrative processes and the appropriate positioning of the sales/marketing and research development organizations to best serve customer needs. Adjustments to the estimated acquisition integration liabilities based on these refinements will be included in the allocation of the purchase price of Aeroquip-Vickers, if the adjustment is determined within the purchase price allocation period. Adjustments that are determined after the end of the purchase price allocation period will be 1) recorded as a reduction of net income, if the ultimate amount of the liability exceeds the estimate, or 2) recorded as a reduction of goodwill, if the ultimate amount of the liability is below the estimate.

Unaudited pro forma results of operations for the year ended December 31, 1999 and 1998, as if Eaton and Aeroquip-Vickers had been combined as of the beginning of the year, follow (in millions except for per share data). The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Eaton and Aeroquip-Vickers, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                        Pro forma
                                        Year ended
                                        December 31
                                      ----------------
                                        1999      1998
                                        ----      ----
Net sales                             $8,940    $8,775
Net income                               605       352
Net income per Common Share
  Assuming dilution                   $ 8.20    $ 4.84
  Basic                                 8.34      4.93

In addition to the acquisition of Aeroquip-Vickers described above, the Company also acquired other businesses for a combined net cash purchase price (in millions) of $13 in 1999, $117 in 1998 and $387 in 1997. In 1998, G.T. Products was acquired for $77 million and is reported in the Automotive Components segment. Acquisitions in 1997 included the purchase of Dana Corporation's Spicer Clutch business for $180 million, which is reported in the Truck Components segment, and Fusion Systems Corporation for $203 million, which is reported in the Semiconductor Equipment segment. Each of these acquisitions was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income include the results of the acquired businesses from the effective dates of acquisition.

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

The purchased in-process research and development was determined based on the income method using a risk adjusted discount rate of 31% applied to project cash flows. Three groups of projects comprised over 95% of the total value of purchased in-process research and development. These projects were valued at $82.6 million and were completed in 1998 and mid-1999 at an undiscounted cost of $30.1 million, which approximated the original cost estimate.

DIVESTITURES OF BUSINESSES
--------------------------
The Company sold businesses for aggregate cash proceeds (in millions) of $544 in 1999, $375 in 1998 and $329 in 1997.

Divestitures in 1999 included the sale of the Engineered Fasteners division in August and the Fluid Power division in October. The sales of these businesses, and adjustments related to businesses sold in prior periods, resulted in a pretax gain of $340 million ($198 million aftertax, or $2.68 per Common Share). In December, the Company also sold substantially all of Vickers Electronic Systems, which was acquired in the acquisition of Aeroquip-Vickers, resulting in no gain or loss.

Divestitures in 1998 included the sale of the Axle and Brake business in January and the automotive leaf spring business in April. The sales of these businesses, and adjustments related to businesses sold in prior periods, resulted in a pretax gain of $43 million ($28 million aftertax, or $.38 per Common Share).

Divestitures in 1997 included the sale of the majority of the stock of AIL Systems in October and the worldwide Appliance Controls business in December. The sales of these businesses resulted in a pretax gain of $91 million ($69 million aftertax, or $.88 per Common Share).

The operating results of these businesses are reported in Business Segment Information as Divested Operations.

UNUSUAL CHARGES
---------------
1999 Charges
------------
The Company recorded charges of $30 million ($20 million aftertax, or $.27 per Common Share), which included $23 million of integration expenses, as discussed in the "Acquisitions of Businesses" footnote in the Financial Review, and $7 million of restructuring charges related to the Truck Components segment. These charges are included in the Consolidated Statement of Income in Income from Operations.

Charges of $21 million for the integration of Eaton and Aeroquip-Vickers primarily relate to plant consolidation and other expenses, including fees paid to outside consultants, travel expenses, and relocation of inventory and equipment. In addition, a $2 million restructuring liability for workforce reductions, severance and other related employee benefits, was recorded and included the expected termination of 70 employees, primarily manufacturing personnel.

As part of the ongoing effort to restructure European operations in the Truck Components segment, the Company recorded a restructuring liability of $7 million. The Company will be closing a manufacturing facility in Aycliffe, United Kingdom and consolidating production into an existing facility in Poland. This charge relates to workforce reductions, severance and other related employee benefits, for the expected termination of 190 employees, primarily manufacturing personnel.

Although appropriate notification has been made, none of the employees related to the restructuring have been terminated as of December 31, 1999. These employees are expected to be terminated in 2000.

1998 Charges
------------
The Company recorded charges of $111 million ($72 million aftertax, or $.99 per Common Share) which included $101 million for liabilities to restructure certain business segments and $10 million for a contribution to the Company's charitable trust. The restructuring charges are included in the Consolidated Statement of Income in Income from Operations.

The charges included $41 million for workforce reductions, primarily severance and other related employee benefits, for the expected termination of approximately 3,000 employees, mainly manufacturing personnel.

The principal business affected by the restructuring was the Semiconductor Equipment segment. Due to the collapse of the semiconductor equipment industry in 1998, the Company took actions to restructure the segment that amounted to $43 million of the $101 million charge noted above. Approximately $8 million represented workforce reductions and $30 million represented inventory and other asset write-downs. The workforce reductions primarily related to the closing of the Austin, Texas plant, although workforce reductions occurred at other locations. The charge for asset write-downs primarily related to inventory, which was written down to estimated market value, and approximately $2 million to write-down the Austin plant to estimated selling price. The write-down of inventory is included in cost of products sold.

The remaining $58 million of the $101 million restructuring charge primarily related to workforce reductions, inventory write-downs, and other costs in the Automotive Components, Industrial and Commercial Controls, and Truck Components segments. Certain plants in these segments were closed and production was consolidated into other existing facilities in an effort to reduce costs.

1997 Charges
------------
In order to restructure certain businesses within each segment, the Company recorded pretax charges of $24 million ($15 million aftertax, or $.19 per Common Share). These charges related to workforce reductions, asset write-downs and other costs.

The Company also redeemed the $200 million of 7% debentures due 2011. The aftertax extraordinary loss on this redemption, including the write-off of debt issue costs, was $54 million, or $.69 per Common Share ($88 million before income taxes).

Restructuring Liabilities
-------------------------

Movement of the various components of restructuring liabilities follows
(in millions of dollars):
                                                Inventory &           Plant
                                  Workforce     other asset   consolidation
                     Employees   reductions     write-downs         & other    Total
                     ---------   ----------     -----------   -------------    -----
1998                     3,000        $ 41          $ 46           $ 14         $101
Utilized in 1998          (900)         (9)          (46)            (7)         (62)
                         -----        ----          ----           ----         ----
Balance remaining
  at December 31, 1998   2,100          32             0              7           39
1999                       260           9             0              0            9
Utilized in 1999        (2,000)        (26)            0             (5)         (31)
                         -----        ----          ----           ----         ----
Balance remaining
  at December 31, 1999     360        $ 15          $  0           $  2         $ 17
                         =====        ====          ====           ====         ====

DEBT AND OTHER FINANCIAL INSTRUMENTS
------------------------------------
At December 31, 1999, short-term debt was $958 million, of which $899 million related to United States operations and primarily resulted from the financing of the acquisition of Aeroquip-Vickers. The Company has credit facilities totaling $1.1 billion, which mature April 2000, to support this short-term debt. The Company's subsidiaries outside the United States have lines of credit, primarily short-term, aggregating $65 million from various banks worldwide. At December 31, 1999, $59 million was outstanding under these lines of credit.

Long-term debt at December 31, excluding the current portion, follows (in millions):

                                              1999       1998
                                              ----       ----
9% notes due 2001                           $  100     $  100
6.95% notes due 2004                           250
8% debentures due 2006                          86         86
8.9% debentures due 2006                       100        100
8.1% debentures due 2022                       100        100
7-5/8% debentures due 2024
  (effective interest rate 7.1%)                94        100
6-1/2% debentures due 2025
  (due 2005 at option of debenture holders)    150        150
7.875% debentures due 2026 (assumed in the
  acquisition of Aeroquip-Vickers)              82
7.65% debentures due 2029                      200
6.4% to 7.6% medium-term notes due at
  various dates ranging from 2002 to
  2018 (assumed in the acquisition of
  Aeroquip-Vickers)                            167
Commercial paper                               500        500
Other (effective interest rate 10.2%)           86         55
                                            ------     ------
                                            $1,915     $1,191
                                            ======     ======

In 1998, the Company entered into a $500 million credit facility with a series of banks expiring in May 2003. Commercial paper of $500 million is classified as long-term debt because the Company intends, and has the ability under this agreement, to refinance these notes on a long-term basis.

In 1999, the Company entered into a five-year $100 million interest rate swap and a thirty-year $150 million interest rate swap. These swaps effectively convert a portion of the 6.95% notes and the 7.65% debentures to floating rates based on the six-month London Interbank Offered Rate (6.1% at December 31, 1999).

In 1999, the Company entered into agreements, expiring in 2002, which effectively convert $75 million of United States dollar fixed-rate debt into Japanese Yen denominated debt with interest payable at a fixed-rate of .295% as to $50 million and .6% as to $25 million. In 1999, the Company also entered into an agreement, expiring in October 2001, which effectively converts $50 million of United States dollar floating-rate debt into Euro denominated debt based on the three-month Euro Interbank

Offered Rate (3.3% at December 31, 1999).

The weighted-average interest rate on short-term borrowings, including commercial paper classified in long-term debt, was 6.2% and 6.0% at December 31, 1999 and 1998, respectively.

Aggregate mandatory sinking fund requirements and annual maturities of long-term debt are as follows (in millions): 2000, $12; 2001, $105; 2002, $28; 2003, $500; and 2004, $266.

Interest capitalized as part of the acquisition or construction of major fixed assets (in millions) was $21 in 1999, $16 in 1998 and $12 in 1997. Interest paid (in millions) was $196 in 1999, $116 in 1998 and $97 in 1997.

The carrying values of cash, short-term investments and short-term debt in the Consolidated Balance Sheet approximate their estimated fair values. The estimated fair values of other financial instruments outstanding at December 31 are as follows (in millions):

                                      1999                      1998
                          --------------------------   -------------------------
                          Notional  Carrying    Fair   Notional  Carrying    Fair
                            amount    amount   value     amount    amount   value
                          --------   -------   -----   --------  --------   -----
Marketable debt securities           $    63 $    63              $    66 $    66
Long-term debt, current
  portion of long-term
  debt & foreign
  currency principal swaps            (1,927) (1,963)              (1,299) (1,384)
Foreign currency forward
  exchange contracts &
  options                  $    20                      $    11        (3)      (3)
Interest rate swaps
  Fixed to floating            250                (7)        36
  Floating to fixed                                         103                (5)
  Fixed to fixed                75         1      (1)        40
  Floating to floating          50                (1)
Forward interest rate
  agreement                                                 200                (9)

The estimated fair values of financial instruments are principally based on quoted market prices. The fair value of foreign currency forward exchange contracts and options, which primarily mature in 2000, and foreign currency principal and interest rate swaps are estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

RETIREMENT BENEFIT PLANS
------------------------
The Company has defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. In the event of a change in control of the Company, excess pension plan assets of North American operations may be dedicated to funding of health and welfare benefits of employees and retirees.

Components of plan obligations and assets, and the recorded asset
(liability) at December 31 are as follows (in millions):

                                                                     Other
                                                            postretirement
                                  Pension benefits                benefits
                                  ----------------         ---------------
                                    1999      1998          1999      1998
                                    ----      ----          ----      ----
Benefit obligation at beginning
  of year                        $(1,602)  $(1,567)      $  (769)  $  (737)
Service cost                         (67)      (58)          (15)      (12)
Interest cost                       (108)      (98)          (54)      (49)
Effect of divestitures                25        99            13        14
Effect of acquisitions              (179)        1          (106)
Actuarial gain (loss)                 40      (132)           36       (33)
Benefits paid                        146       161            60        51
Other                                (10)       (8)           (2)       (3)
                                 -------   -------       -------   -------
Benefit obligation at end
  of year                        $(1,755)  $(1,602)      $  (837)  $  (769)
                                 -------   -------       -------   -------
Fair value of plan assets at
  beginning of year              $ 2,004   $ 2,024
Actual return on plan assets         341       222
Employer contributions                21        16       $    58   $    48
Settlement cost                                (29)
Effect of divestitures               (26)      (62)
Effect of acquisitions               192
Benefits paid                       (146)     (161)          (60)      (51)
Other                                  1        (6)            2         3
                                 -------   -------       -------   -------
Fair value of plan assets at
   end of year                   $ 2,387   $ 2,004       $     0   $     0
                                 -------   -------       -------   -------
Pension plan assets in excess of
  benefit obligations            $   632   $   402
Obligations with no plan assets                          $  (837)  $  (769)
Unamortized
  Net (gain) loss                   (469)     (290)          156       204
  Prior service cost                  36        34           (15)      (21)
Other                                (14)      (15)
                                 -------   -------       -------   -------
Recorded asset (liability)       $   185   $   131       $  (696)  $  (586)
                                 =======   =======       =======   =======

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets (in millions) were $146, $136 and $23, respectively, as of December 31, 1999 and $230, $206 and $118, respectively, as of December 31, 1998.

The components of net periodic benefit income (cost) for the years ended December 31 are as follows (in millions):

                                       Pension benefits
                                  -------------------------
                                    1999     1998     1997
                                    ----     ----     ----
Service cost                      $  (67)  $  (58)  $  (64)
Interest cost                       (108)     (98)    (111)
Expected return on plan assets       179      158      164
Other                                 (4)      (4)
                                  ------   ------   ------
                                       0       (2)     (11)
Curtailment gain (loss)               (5)       8       (1)
Settlement gain                       18       41       68
                                  ------   ------   ------
                                  $   13   $   47   $   56
                                  ======   ======   ======


                               Other postretirement benefits
                               -----------------------------
                                    1999     1998     1997
                                    ----     ----     ----
Service cost                      $  (15)  $  (12)  $  (13)
Interest cost                        (54)     (49)     (49)
Net amortization                      (3)      (2)       3
                                  ------   ------   ------
                                     (72)     (63)     (59)
Curtailment gain                       1        1       16
Settlement loss                       (4)      (5)     (12)
                                  ------   ------   ------
                                  $  (75)  $  (67)  $  (55)
                                  ======   ======   ======

The curtailment and settlement gains and losses reflect the sales of the Engineered Fasteners and Fluid Power divisions in 1999, the Axle and Brake business in 1998, and the Appliance Controls business and AIL Systems in 1997.

Actuarial assumptions used in the calculation of the recorded asset (liability) are as follows:

                                           1999      1998
                                           ----      ----
Discount rate                              7.50%     6.50%
Return on pension plan assets             10.00%    10.00%
Rate of compensation increase              4.50%     3.95%
Projected health care cost trend rate      6.00%     7.00%
Ultimate health care trend rate            5.25%     4.25%
Year ultimate health care trend rate
   is achieved                             2001      2003

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in millions):

                         1% Increase       1% Decrease
                         -----------       -----------
1999 benefit cost           $ 4               $ (3)
Recorded liability
  at December 31, 1999       44                (39)


The Company also has various defined-contribution benefit plans, primarily consisting of the Eaton Share Purchase and Investment Plan and the Aeroquip-Vickers Savings and Profit-Sharing Plan. Total contributions related to these plans charged to expense were (in millions) $34 in 1999, $9 in 1998, and $6 in 1997.

PROTECTION OF THE ENVIRONMENT
-----------------------------
The Company has established policies to ensure that its operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. For example, each manufacturing facility has a person responsible for environmental, health and safety (EHS) matters. The Company has determined that all of its manufacturing facilities will be certified under ISO 14001, an international standard for environmental management systems. The Company routinely reviews EHS performance at each of its facilities and continuously strives to improve pollution prevention at its facilities.

As a result of past operations, the Company is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites.

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, the Company has estimated (without discounting) costs of remediation, which will be incurred over a period of several years. The Company accrues an amount equal to the best estimates of these costs when it is probable that a liability has been incurred. At December 31, 1999 and 1998, the Consolidated Balance Sheet included a liability for these costs (in millions) of $52 and $32, respectively. The increase in the liability in 1999 was primarily due to the assumption of amounts associated with the acquisition of Aeroquip-Vickers. With regard to some of the matters included in the liability, the Company has rights of recovery from non-affiliated parties for a portion of these estimated costs.

Based upon the Company's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably likely to exceed the liability by an amount that would have a material adverse effect on its financial condition, results of operations, or liquidity. All of these estimates are forward-looking statements and, given the inherent uncertainties in evaluating environmental exposures, actual results can differ from these estimates.

SHAREHOLDERS' EQUITY
--------------------
There are 300 million Common Shares authorized ($.50 par value per share). At December 31, 1999, there were 7 million Common Shares held in treasury and 12,552 holders of record of Common Shares. Additionally, approximately 21,000 current and former employees were shareholders through participation in the Eaton Share Purchase and Investment Plan (SPIP).

In 1999, the Company concluded a ten-year program that prefunded a portion of anticipated matching contributions to the SPIP through an Employee Stock Ownership Plan (ESOP). The shares held by the ESOP, which had not yet been allocated to employee accounts, were included in shareholders' equity as "Shares in trust-ESOP". Unallocated shares in the ESOP were released at historical cost based on the ratio of the annual principal payment on the notes payable compared to the original principal amount of the notes payable and allocated to employee accounts. Unallocated shares in the ESOP, which were considered outstanding for purposes of computing net income per Common Share, were 170,000 at the end of 1998 and 800,000 at the end of 1997. In 1999, all remaining unallocated shares in the ESOP were allocated to employee accounts. Cash dividends paid on shares in the ESOP were charged against retained earnings and, along with Company contributions, were used to repay the principal and interest due on the notes payable.

The Company has plans which permit eligible employees and directors to defer a portion of their compensation. The Company has deposited $77 million of marketable securities and Common Shares into a trust to fund a portion of these liabilities. The marketable securities are included in other assets and the Common Shares are included in shareholders' equity.

In July 1999, the Company publicly sold 1.625 million Common Shares for net proceeds of $147 million.

In October 1999, the Company sold written put options on 100,000 Common Shares. The options expire in April 2000 with a strike price of $71.77 per Common Share.

Stock Options
-------------
Stock options have been granted to certain employees, under various plans, to purchase Common Shares at prices equal to fair market value as of date of grant. Historically, the majority of these options vest ratably during the three-year period following the date of grant and expire ten years from the date of grant.

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

A summary of stock option activity follows (shares in millions):

                               1999             1998              1997
                         --------------   --------------  ----------------
                        Average          Average           Average
                          price            price             price
                            per              per               per
                          share  Shares    share  Shares     share  Shares
                         ------- ------   ------- ------    ------  ------
Outstanding, January 1   $61.46    7.5    $55.85    6.8     $44.32    5.0
Granted                   74.53    2.2     87.81    1.2      73.07    2.8
Exercised                 44.95    (.8)    43.40    (.4)     43.49    (.9)
Canceled                  75.12    (.2)    71.11    (.1)     59.85    (.1)
                                   ---              ---               ---
Outstanding, December 31 $65.89    8.7    $61.46    7.5     $55.85    6.8
                                   ===              ===               ===

Exercisable, December 31 $55.39    4.6    $51.91    4.8     $49.71    4.5

Reserved for future
  grants, December 31               .3               .4               1.5


The following table summarizes information about stock options outstanding at December 31, 1999 (shares in millions):

                                              Weighted-     Weighted-
                                               average       average
                                             remaining      exercise
Range of exercise                 Number   contractual     price per
  prices per share           outstanding   life (years)        share
---------------------------------------------------------------------
$24.15 - $39.99                    1.1            2.1         $33.65
$40.00 - $49.99                     .7            5.1          48.56
$50.00 - $69.99                    1.4            5.4          55.74
$70.00 - $79.99                    4.1            8.0          71.72
$80.00 - $102.19                   1.4            7.0          91.44

The following table summarizes information about stock options that are exercisable at December 31, 1999 (shares in millions):

                                             Weighted-
                                              average
                                             exercise
Range of exercise prices          Number    price per
  per share                  exercisable        share
-----------------------------------------------------
$24.15 - $39.99                     1.1        $33.65
$40.00 - $49.99                      .7         48.56
$50.00 - $69.99                     1.3         55.24
$70.00 - $79.99                     1.3         72.02
$80.00 - $102.19                     .2         88.69

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". If the Company accounted for its stock options under the fair value method of SFAS No. 123, net income (in millions) and net income per Common Share would have been as indicated below:

                                         1999     1998    1997
                                         ----     ----    ----
Net income
  As reported                           $ 617    $ 349   $ 410
  Assuming fair value method              602      338     390

Net income per Common Share-assuming
  dilution
    As reported                         $8.36    $4.80   $5.24
    Assuming fair value method           8.16     4.65    4.99

Net income per Common Share-basic
  As reported                           $8.51    $4.89   $5.34
  Assuming fair value method             8.30     4.73    5.08


The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                  1999               1998               1997
                                  ----               ----               ----
Dividend yield                       3%                 3%                 3%
Expected volatility                 21%                22%                22%
Risk-free interest rate    4.7% to 6.1%       5.5% to 5.7%       6.0% to 6.7%
Expected option life in years   4 or 5          4, 5 or 6          4, 5 or 6
Weighted-average per
  share fair value of
  options granted
  during the year               $12.99             $18.73             $16.84


Preferred Share Purchase Rights
-------------------------------
In June 1995, the Company declared a dividend of one Preferred Share Purchase Right for each outstanding Common Share. The Rights become exercisable only if a person or group acquires, or offers to acquire, 20% or more of the Company's Common Shares. The Company is authorized to reduce the 20% threshold for triggering the Rights to not less than 10%. The Rights expire on July 12, 2005, unless redeemed earlier at one cent per Right.

When the Rights become exercisable, the holder of each Right, other than the acquiring person, is entitled (1) to purchase for $250, one one-hundredth of a Series C Preferred Share, (2) to purchase for $250, that number of the Company's Common Shares or common stock of the acquiring person having a market value of twice that price, or (3) at the option of the Company, to exchange each Right for one Common Share or one one-hundredth of a Preferred Share.

Comprehensive Income
--------------------
The components of accumulated other comprehensive income (loss) as reported in the Statement of Consolidated Shareholders' Equity are as follows (in millions):

                                                      Unrealized
                                        Foreign       gain (loss)
                                       currency     on available
                                    translation         for sale
                                    adjustments       securities      Total
                                    -----------       ----------      -----
Balance at January 1, 1997                $ (68)           $   1      $ (67)
1997 adjustment, net of income taxes        (79)             (10)       (89)
Recognition in income of adjustment
  related to divested businesses              8                           8
                                          -----            -----      -----
Balance at December 31, 1997               (139)              (9)      (148)
1998 adjustment, net of income taxes         (2)               6          4
Recognition in income of adjustment
  related to divested businesses             34                          34
                                          -----            -----      -----
Balance at December 31, 1998               (107)              (3)      (110)
1999 adjustment, net of income taxes       (116)               3       (113)
Recognition in income of adjustment
  related to divested businesses              3                           3
                                          -----            -----      -----
Balance at December 31, 1999              $(220)           $   0      $(220)
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

                                         Income before income taxes
                                         --------------------------
                                             1999    1998    1997
                                             ----    ----    ----
United States                                $788    $455    $457
Non-United States                             178      64     219
Write-off of foreign currency
  translation adjustments related
  to divested businesses                       (3)    (34)     (8)
                                             ----    ----    ----
                                             $963    $485    $668
                                             ====    ====    ====

Income tax expense for the years ended December 31 follows (in millions):

                                             1999    1998    1997
                                             ----    ----    ----
Current
  United States
    Federal                                  $233    $(11)   $ 99
    State & local                              10       9      14
  Non-United States                            52      42      42
                                             ----    ----    ----
                                              295      40     155
Deferred
  United States
    Federal                                    28      90      20
    State & local                                               5
  Non-United States
    Reduction of valuation allowance
      for deferred income tax assets                           (4)
    Operating loss carryforwards               17      (1)     15
    Other                                       6       7      13
                                             ----    ----    ----
                                               51      96      49
                                             ----    ----    ----
                                             $346    $136    $204
                                             ====    ====    ====

Reconciliations of income taxes at the United States Federal statutory rate to the effective income tax rate for the years ended December 31 follow (in millions):

                                               1999
                                           -------------     1998     1997
                                           Amount   Rate     Rate     Rate
                                           ------   ----     ----     ----
Income taxes at the United States
  statutory rate                             $337   35.0%    35.0%    35.0%
Write-off of purchased in-process
  research & development                                               4.5
State & local income taxes                      7     .7      1.5      2.9
Amortization of goodwill & intangible
  assets                                       13    1.4      1.6      1.0
Possessions credit related to Puerto
  Rican operations                            (30)  (3.2)    (8.2)    (5.7)
Credit for increasing research activities     (11)  (1.2)    (2.7)    (3.3)
Effective income tax rate differential
  related to:
    Sales of businesses                        23    2.5      2.1     (1.9)
    Foreign source income                      14    1.5       .3       .2
    Earnings of consolidated subsidiaries
      and associate companies outside the
      United States                           (22)  (2.3)             (1.0)
Other--net                                     15    1.5     (1.6)    (1.2)
                                             ----   ----     ----     ----
                                             $346   35.9%    28.0%    30.5%
                                             ====   ====     ====     ====

Significant components of current and long-term deferred income taxes at December 31 follow (in millions):

                                    Current  Long-term    Long-term
                                     assets     assets  liabilities
                                    -------  ---------  -----------
1999
Accruals & other adjustments
  Employee benefits                   $  52      $   2        $ 205
  Depreciation & amortization            (4)       (12)        (443)
  Other                                 133         10           30
Operating loss carryforwards of
  non-United States subsidiaries                    57            3
Other items                              13         27           (4)
Valuation allowance                                (70)
                                      -----      -----        -----
                                      $ 194      $  14        $(209)
                                      =====      =====        =====
1998
Accruals & other adjustments
  Employee benefits                   $  43      $   2        $ 187
  Depreciation & amortization            (4)       (20)        (233)
  Other                                  99         10           24
Operating loss carryforwards of
  non-United States subsidiaries          6         50            4
Other items                               8         23            2
Valuation allowance                                (50)
                                      -----      -----        -----
                                      $ 152      $  15        $ (16)
                                      =====      =====        =====

At December 31, 1999, certain non-United States subsidiaries had operating loss carryforwards aggregating $173 million. Carryforwards of $108 million have no expiration dates and the balance expires at various dates from 2000 through 2009.

The Company has manufacturing facilities in Puerto Rico which operate under United States tax law incentives that will no longer be available after 2005.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $573 million at December 31, 1999, since the earnings retained have been reinvested by the subsidiaries. If distributed, such remitted earnings would be subject to withholding taxes but substantially free of United States income taxes.

Worldwide income tax payments in 1999, 1998 and 1997 (in millions) were $169, $30 and $163, respectively.

The Internal Revenue Service (IRS) has asserted the Company owes additional taxes and interest for 1993 relating to the treatment of transactions involving company-owned life insurance. A similar issue exists for 1994-1998. The Company strongly disagrees with the IRS and is vigorously contesting the matter. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations, financial condition and cash flows.

OTHER INFORMATION
-----------------

Assets
------
Accounts receivable are net of an allowance for doubtful accounts of $14 million at the end of 1999 and 1998.

The components of inventories at December 31 follow (in millions):

                                              1999       1998
                                              ----       ----
Raw materials                               $  341     $  282
Work in process                                348        297
Finished goods                                 313        197
                                            ------     ------
Gross inventories at FIFO                    1,002        776
Excess of current cost over LIFO cost          (37)       (69)
                                            ------     ------
Net inventories                             $  965     $  707
                                            ======     ======

Gross inventories accounted for using the LIFO method (in millions) were $555 at the end of 1999 and $389 at the end of 1998.

Accumulated amortization of goodwill and intangible assets (in millions) was $240 and $140 at the end of 1999 and $184 and $102 at the end of 1998, respectively.

The Company has company-owned life insurance policies insuring the lives of a portion of active United States employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. At December 31, 1999 and 1998, the investment in the policies included in other assets (in millions) was $53 and $21, net of policy loans of $397 and $345, respectively. Net life insurance expense (in millions) of $8 in 1999, $7 in 1998 and $8 in 1997, including interest expense of $32 in 1999, and $33 in 1998 and 1997, is included in selling and administrative expense.

Lease Commitments
-----------------
Minimum rental commitments for 2000 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are $90 million and decline substantially thereafter.

Rental expense in 1999, 1998 and 1997 (in millions) was $113, $90 and $78, respectively.

Net Income per Common Share
---------------------------
The calculation of net income per Common Share-assuming dilution and basic follows:

(Millions except for per share data)       1999     1998     1997
                                           ----     ----     ----
Net income                                $ 617    $ 349    $ 410
                                          =====    =====    =====

Average number of Common Shares
  outstanding - assuming dilution          73.7     72.7     78.2
Less dilutive effect of stock options       1.2      1.3      1.4
                                          -----    -----    -----
Average number of Common Shares
  outstanding - basic                      72.5     71.4     76.8
                                          =====    =====    =====
Net income per Common Share
  Assuming dilution                       $8.36    $4.80    $5.24
  Basic                                    8.51     4.89     5.34

Employee stock options to purchase 1.5 million and 3.7 million Common Shares were outstanding at the end of 1999 and 1998, respectively, but were not included in the computation of net income per Common Share-assuming dilution, since they would have had an antidilutive effect on earnings per share.

BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
---------------------------------------------------
The Company is a global manufacturer of highly engineered products, which serve the industrial, vehicle, construction, commercial, aerospace and semiconductor markets with 195 manufacturing sites in 23 countries around the world.

As a result of the acquisition of Aeroquip-Vickers, and the divestitures of the Fluid Power and Engineered Fasteners divisions and Vickers Electronic Systems, the Company realigned its business segment reporting in 1999. Principal changes include: Hydraulics and Other Components was renamed Fluid Power and Other Components and includes the operating results of Aeroquip-Vickers; Aerospace Controls was reclassified from Industrial and Commercial Controls to Fluid Power and Other Components; the Trucking Information Systems Division and Eaton VORAD were reclassified from Automotive Components to Truck Components; and the operating results of the Fluid Power and Engineered Fasteners divisions, previously included in Automotive Components and Hydraulics and Other Components, respectively, were reclassified to Divested Operations due to their divestiture. Prior periods have been reclassified to conform to the current presentation.

The Company's segments are based on the way that management aggregates products and business units for making operating decisions and assessing performance. Major products included in each segment and other information follows.

Automotive Components
---------------------
Valve train systems, intake and exhaust valves, lash compensation lifters and lash adjusters, cylinder heads, superchargers, limited slip and locking differentials, transmission dampers, precision gear forgings, air control valves, climate controls, convenience switches (for power windows, door locks, mirrors, lights, etc.), engine sensors, mirror actuators, transmission controls, keyless entry systems, daytime running lamps, speed-sensitive steering systems, on-board vapor recovery valves, check valves, fuel level sensors and pressure control valves

Fluid Power and Other Components
--------------------------------
All pressure ranges of hose, fittings, adapters, couplings and other fluid power connectors; hydraulic pumps, motors, valves, cylinders, power steering units, transaxles and transmissions; electronic and hydraulic controls; electric motors and drives; filtration products and fluid-evaluation products and services; aerospace products and systems
- hydraulic and electrohydraulic pumps, motors, electric motor pumps, hydraulic motor driven generators and integrated system packages, hydraulic and electromechanical actuators, flap and slat systems, nose wheel steering systems, cockpit controls, power and load management systems, sensors, fluid debris monitoring products, illuminated displays, integrated displays and panels, relays and valves; clutches and brakes for industrial machines; golf grips and precision molded and extruded plastic products

Industrial and Commercial Controls
----------------------------------
To control and protect electric motors -- drives, contactors, starters, and other motor control products; for position sensing -- a wide range of sensors; to control machine logic -- automation personal computers and programmable logic controllers; to permit human interface with machines -- a full range of operator interface hardware and software; to manage distribution of electricity in homes, businesses and industrial facilities -- vacuum interrupters, a wide range of circuit breakers and a variety of power distribution and control assemblies and components; to support customer power and control system requirements -
- engineering systems and diagnostic and support services; for commercial and military applications -- thermal circuit breakers and power control and conversion equipment

Semiconductor Equipment
-----------------------
High- and medium- current implanters and high-energy implanters;
integrated implant products and services and other products including photostablizers, ozone and plasma ashers, thermal processing systems and flat panel display equipment

Truck Components
----------------
Heavy-, medium-, and light-duty mechanical transmissions, heavy-duty automated transmissions, heavy- and medium-duty clutches, traction control systems, transfer boxes, power take-off units, splitter boxes, gearshift mechanisms, transmissions for off-highway construction equipment, intelligent cruise control systems, collision warning systems and transportation logistics management systems

Other Information
-----------------
The principal markets for Automotive Components, Truck Components, and Fluid Power and Other Components are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks, passenger cars, off-highway vehicles, industrial equipment and aerospace products and systems. These original equipment manufacturers are generally concentrated in North America and Europe; however, sales are made globally. Most sales of these products are made directly to such manufacturers.

The principal markets for Industrial and Commercial Controls are industrial, construction, commercial, automotive and government customers. The principal market for Semiconductor Equipment is integrated circuit manufacturers. These customers are generally concentrated in North America; however, sales are made globally. Sales are made directly by the Company and indirectly through distributors and manufacturers' representatives to such customers.

No single customer represented more than 10% of the Company's net sales in 1999 or 1998. Net sales to divisions and subsidiaries of one customer, primarily from the Automotive Components, Truck Components, and Fluid Power and Other Components segments, were $766 million in 1997 (10% of sales). Sales from ongoing United States and

Canadian operations to customers in foreign countries (in millions) were $782 in 1999, $812 in 1998 and $590 in 1997 (10% of sales in 1999,
12% in 1998 and 9% in 1997).

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

Identifiable assets exclude general corporate assets, which principally consist of short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

Business Segment Information

(Millions)                                        1999    1998    1997
                                                  ----    ----    ----
Net sales
  Automotive Components                         $1,857  $1,741  $1,601
  Fluid Power & Other Components                 2,036     681     657
  Industrial & Commercial Controls               2,274   2,145   2,091
  Semiconductor Equipment                          397     267     459
  Truck Components                               1,630   1,478   1,177
                                                ------  ------  ------
Total ongoing operations                         8,194   6,312   5,985
Divested operations                                208     313   1,578
                                                ------  ------  ------
Total net sales                                 $8,402  $6,625  $7,563
                                                ======  ======  ======

Operating profit (loss)
  Automotive Components                         $  236  $  198  $  191
  Fluid Power & Other Components                   177     117     123
  Industrial & Commercial Controls                 181     140     182
  Semiconductor Equipment                           31    (123)     29
  Truck Components                                 235     201     149
                                                ------  ------  ------
Total ongoing operations                           860     533     674

Divested operations                                 44      49     150
Amortization of goodwill & other
  intangible assets                                (99)    (67)    (48)
Purchased in-process research & development                        (85)
Interest expense - net                            (152)    (88)    (79)
Gain on sales of businesses                        340      43      91
Corporate & other - net                            (30)     15     (35)
                                                ------  ------  ------
Income before income taxes & extraordinary item $  963  $  485  $  668
                                                ======  ======  ======

Income before income taxes & extraordinary item was reduced by the following unusual items (in millions):

Automotive Components                                   $   12  $   12
Fluid Power & Other Components                  $   21       1       1
Industrial & Commercial Controls                            28       6
Semiconductor Equipment                                     43       1
Truck Components                                     7      17       4
Corporate                                            2      10


(Millions)                                        1999    1998    1997
                                                  ----    ----    ----
Identifiable assets
  Automotive Components                         $1,020  $1,012  $  851
  Fluid Power & Other Components                 1,504     359     331
  Industrial & Commercial Controls               1,109   1,090     968
  Semiconductor Equipment                          316     254     344
  Truck Components                                 767     725     607
                                                ------  ------  ------
Total ongoing operations                         4,716   3,440   3,101
Divested operations                                        125     495
Goodwill                                         1,905   1,025     966
Intangible assets                                  625     214     224
Corporate                                        1,191     861     820
                                                ------  ------  ------
Total assets                                    $8,437  $5,665  $5,606
                                                ======  ======  ======


Expenditures for property, plant & equipment
  Automotive Components                         $  123  $  115  $  100
  Fluid Power & Other Components                   118      43      32
  Industrial & Commercial Controls                  76     144     111
  Semiconductor Equipment                           16      14      14
  Truck Components                                 120     126      53
                                                ------  ------  ------
Total ongoing operations                           453     442     310
Divested operations                                  9      14      89
Corporate                                           34      27      39
                                                ------  ------  ------
Total expenditures for property, plant &
  equipment                                     $  496  $  483  $  438
                                                ======  ======  ======


Depreciation of property, plant & equipment
  Automotive Components                         $   81  $   80  $   77
  Fluid Power & Other Components                    78      24      22
  Industrial & Commercial Controls                  73      64      56
  Semiconductor Equipment                           10      11       7
  Truck Components                                  51      52      47
                                                ------  ------  ------
Total ongoing operations                           293     231     209
Divested operations                                  7      10      56
Corporate                                           26      18      20
                                                ------  ------  ------
Total depreciation of property, plant &
  equipment                                     $  326  $  259  $  285
                                                ======  ======  ======

Geographic Region Information

                              Ongoing operations
                           --------------------------
                                                 Long-
                             Net  Operating     lived
(Millions)                 sales     profit    assets*
                           -----  ---------    ------
1999
United States             $6,689     $  746    $1,691
Canada                       172         12        11
Europe                     1,333         67       390
Latin America                365         29       196
Pacific Region               232          6        81
Eliminations                (597)
                          ------     ------    ------
                          $8,194     $  860    $2,369
                          ======     ======    ======
1998
United States             $5,156     $  450    $1,214
Canada                       160         10         9
Europe                       888         58       276
Latin America                413         23       223
Pacific Region               136         (8)       51
Eliminations                (441)
                          ------     ------    ------
                          $6,312     $  533    $1,773
                          ======     ======    ======
1997
United States             $4,931     $  576    $1,102
Canada                       149          7        10
Europe                       779         55       253
Latin America                406         30       143
Pacific Region               138          6        27
Eliminations                (418)
                          ------     ------    ------
                          $5,985     $  674    $1,535
                          ======     ======    ======

*Long-lived assets consist of property, plant, and equipment - net.



Operating profit was reduced by the following unusual items (in millions):

                            1999       1998      1997
                            ----       ----      ----
United States                $21        $85       $ 4
Canada                                              5
Europe                         7          7        12
Latin America                             1         1
Pacific Region                            8         2

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

                             1999    1998    1997    1996    1995
                             ----    ----    ----    ----    ----
Income statement data
  Net sales                  $493    $631    $725    $602    $614
  Gross margin                137     146     149      94      99
  Net income                   55      41      33      23      28

Balance sheet data
  Current assets             $354    $336    $375    $304    $300
  Noncurrent assets           184     248     196     146     152
  Net intercompany
    payables                   93     132     160      53      47
  Current liabilities          92     104     120      90      98
  Noncurrent liabilities      115     108     106     100     102
  Minority interest             3      21       1               6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


All references to net income per Common Share assume dilution, unless otherwise indicated.

OVERVIEW
--------
1999 proved to be a very eventful and significant year with the Company reporting record sales, net income and net income per Common Share. While the most significant contribution to the increase in sales was the addition of Aeroquip-Vickers, Inc., increases were registered by all businesses. Four of the Company's five segments, Automotive Components, Fluid Power and Other Components, Industrial and Commercial Controls, and Truck Components, all reported record sales in 1999. The semiconductor capital equipment market, which is served by the fifth segment, began an extraordinary worldwide rebound in 1999, resulting in a sales increase of almost 50%.

On April 9, 1999, Eaton acquired Aeroquip-Vickers, Inc., the largest acquisition in the Company's history. Aeroquip-Vickers had 1998 sales of $2.1 billion. This significant acquisition, as discussed under "Acquisitions of Businesses" in the Financial Review, builds upon and extends the Company's already strong position in mobile and industrial hydraulics. With the Vickers portion of this acquisition, Eaton acquired a global leader in industrial hydraulics, generating $1.1 billion in annual sales to serve mobile and industrial customers. This complementary acquisition fundamentally positions Eaton's hydraulics business among the world leaders. Eaton expands upon the existing strengths in hydraulics with the Aeroquip portion of the acquisition holding a $1.0 billion position in hoses and couplings, serving mobile and industrial, aerospace and automotive customers. Together, Eaton and Aeroquip-Vickers create an aerospace and hydraulics business and a systems capability across all hydraulics applications. The operating results of the Aeroquip and Vickers businesses are reported in the Fluid Power and Other Components business segment.

1999 COMPARED TO 1998
---------------------
RESULTS OF OPERATIONS
---------------------
Worldwide sales reached a record $8.4 billion in 1999, 27% ahead of 1998 results. The increase in sales in 1999 was primarily attributable to the acquisition of Aeroquip-Vickers. Sales in the United States and Canada increased 29% and rose 50% in Europe. In Latin America, sales decreased 12% as this region continues to struggle with economic weaknesses in Mexico, Brazil, and Argentina. Sales in the Pacific Region increased 71% in 1999, reflecting a partial recovery from the economic crisis that occurred in Asia in 1998.

As displayed in the Statement of Consolidated Income, Income from Operations of $729 million in 1999 increased 51% from 1998. Excluding the gain on sales of businesses and unusual charges in both years, net income of $439 million in 1999 increased 12% from 1998 and full year 1999 earnings per share were $5.95, 10% above last year.

The Company's improved performance in 1999 can be attributed to the acquisition of Aeroquip-Vickers, robust conditions in the Truck, Automotive, and Industrial and Commercial Controls markets, the rebound of the Semiconductor Equipment market and the benefits of last year's restructuring actions. Conditions in the Fluid Power business, however, remain very weak, but excellent progress is being made integrating Aeroquip-Vickers into the Company's businesses. During 1999, the Aeroquip and Vickers businesses added about $.27 to earnings per share before unusual charges.

In 1999, the divestitures of the Engineered Fasteners and Fluid Power divisions resulted in the Company recording a pretax gain of $340 million ($198 million aftertax, or $2.68 per Common Share). The Engineered Fasteners and Fluid Power divisions had 1998 sales of $94 million and $189 million, respectively. The Company also recorded unusual charges of $30 million ($20 million aftertax, or $.27 per Common Share) during 1999. These charges were associated with the integration of Aeroquip-Vickers into the Company and the restructuring of certain European operations in the Truck Components segment.

In 1998, a pretax gain of $43 million ($28 million aftertax, or $.38 per Common Share) was recognized related to business divestitures, net of adjustments related to businesses sold in prior periods. During 1998, the Company recorded unusual pretax charges of $111 million ($72 million aftertax, or $.99 per Common Share), which included $101 million to restructure operations within certain business segments and $10 million for a contribution to Eaton's charitable trust. The restructuring charges principally related to workforce reductions, inventory and other asset write-downs, plant closing and other costs.

Net income reached a record $617 million in 1999, increasing 77% from 1998 and full year earnings per share were a record $8.36, up 74% from 1998.

The Company's improved performance during the year is also reflected in cash earnings per share before non-cash amortization of acquisition-related goodwill and other intangibles. Cash earnings per share in 1999 were $9.45, an increase of 72% from last year's $5.51. Excluding unusual items in both years, cash earnings per share in 1999 were $7.04, an increase of 15% from last year's $6.12. Cash earnings per share has been included because it is commonly used by financial analysts as one measure of a company's operating performance. Cash earnings per share are not determined using generally accepted accounting principles and, therefore, are not necessarily comparable to other companies. Cash earnings per share should not be considered in isolation or as a substitute for, or more meaningful than, measures of performance determined in accordance with generally accepted accounting principles.

BUSINESS SEGMENTS
-----------------
AUTOMOTIVE COMPONENTS
---------------------
The Automotive Components segment achieved record sales of $1.86 billion in 1999, 7% above 1998. This increase compares to increases of 9% in North American light vehicle production and 2% in European output and a 20% decrease in South American output. This above-market performance can be attributed to penetration gains across the Company's product lines.

Operating profits reached a record $236 million, an increase of 19% compared to 1998 results. This record performance can be attributed to the increased sales and benefits of 1998's restructuring initiatives. Operating profit in 1999 was 12% ahead of last year's results before restructuring charges of $12 million in 1998.

FLUID POWER & OTHER COMPONENTS
------------------------------
The Fluid Power and Other Components segment achieved record sales of $2.04 billion in 1999, well above 1998 sales of $681 million. The increase in sales was primarily due to the acquisition of Aeroquip-Vickers. Despite the very weak hydraulics markets, the first tentative signs of an improvement in industry conditions since mid-1998 were seen with fourth quarter 1999 orders for mobile and industrial hydraulics up about 17% compared to last year. Aeroquip's fluid conveyance business also finished 1999 on a strong note.

Operating profits reached a record $177 million in 1999, an increase of 51% from 1998 results. Before unusual charges in both years, operating profits were 68% ahead of last year. While neither an early or brisk rebound in 2000 is anticipated, the Company is confident that the synergies originally anticipated from the consolidation of Aeroquip-Vickers operations with Eaton will be achieved.

During 1999, operating profits were reduced by charges of $21 million related to the integration of Aeroquip-Vickers, as discussed under "Unusual Charges" in the Financial Review.

INDUSTRIAL & COMMERCIAL CONTROLS
--------------------------------
Sales of Industrial and Commercial Controls reached a record $2.27 billion in 1999, 6% ahead of last year's results and exceeding the 3% rise in the North American market for electrical distribution equipment and industrial controls. This year's sales growth can be attributed to strong residential and commercial construction markets, new multi-product "solutions" packaging, and a sharp increase in shipments in the Navy Controls business that the Company believes will be sustained in 2000. The Cutler-Hammer business was boosted by the Company's new Engineering Services business unit whose sales nearly tripled from the previous year.

Operating profits of $181 million in 1999 were also a record, 29% above 1998 results. This increase can be attributed to increased sales and benefits of 1998's restructuring initiatives partially offset by the costs of building the new Engineering Services business unit. Operating profits were 8% ahead of last year before 1998 restructuring charges of $28 million.

SEMICONDUCTOR EQUIPMENT
-----------------------
Semiconductor Equipment sales of $397 million in 1999 were nearly 50% above last year's comparable results. Current industry forecasts suggest that worldwide semiconductor equipment purchases should rise about 30% in 2000, and that the industry is just beginning at least a three-year up cycle.

This segment returned to double-digit profitability in 1999 reaching an operating profit of $31 million compared to an operating loss of $123 million in the comparable period in 1998, which included a 1998 charge of $43 million to restructure the business. The 1999 results reflect the hard-earned benefits of 1998's operational restructuring actions as well as a resurgent market.

On February 24, 2000, the Company announced that it had engaged Goldman, Sachs & Co. to study the feasibility of selling a minority equity interest in its Semiconductor Equipment segment through an initial public offering. A possible sale of equity would involve less than a 20 percent equity interest in the Company's Semiconductor Equipment business.

TRUCK COMPONENTS
----------------
Truck Components sales in 1999 reached a record $1.63 billion, increasing 10% compared to 1998. This sales growth compares with a 20% rise in NAFTA Class 8 factory sales, flat European commercial truck production, and a decline of 25% in South American truck output. The Company took good advantage of boom conditions in North American truck markets and worked hard to meet the challenge of surging demand.

Operating profits reached a record of $235 million in 1999, 17% ahead of one year ago. Before restructuring charges in both years, operating profits were 11% ahead of last year. These results are primarily due to increased sales offset by operating inefficiencies stemming from unprecedented demand. As the market returns to a more stable annual rate of about 300 thousand units, the Company expects those incremental costs to dissipate.

In 1999, the Company recorded restructuring charges of $7 million related to the announced closure of the Aycliffe, United Kingdom medium-duty transmission plant. This closure is a part of the Company's original 1998 $150 million cost-out program. These charges are discussed under "Unusual Charges" in the Financial Review.

NON-OPERATING INCOME (EXPENSE)
-----------------------------
Amortization of goodwill and other intangible assets of $99 million in 1999 increased by $32 million compared to the same period in 1998. This increase was largely attributable to the acquisition of Aeroquip-Vickers.

Net interest expense of $152 million in 1999 increased by $64 million compared to the same period in 1998. The increase was primarily due to borrowings required to finance the acquisition of Aeroquip-Vickers.

As previously discussed, the Company recorded a gain on the sales of businesses of $340 million in 1999 compared to $43 million in 1998.

Corporate and other expenses of $30 million in 1999 increased by $45 million compared to the same period in 1998. The year-to-year change was related primarily to incentive compensation and deferred compensation accruals. A $24 million increase in incentive compensation accruals related to the record performance in 1999 compared to the disappointing operating results the Company experienced in 1998, resulting in higher compensation expense. A $19 million increase in deferred compensation accruals was due to an increase in the stock price during 1999 from the year-end level of 1998, which drove an increase in the accrual in 1999. In order to substantially eliminate the effect of changes in the market price of Eaton Common Shares on the deferred compensation liability, in 2000, the Company entered into a financial instrument, maturing in January 2001, which is indexed to the price of Common Shares.

CHANGES IN FINANCIAL CONDITION
------------------------------
The Company continues to generate substantial cash from operations, which continues to be the primary source of funds to finance operating needs. When combined with emphasis on asset management, operations generated operating cash flow of $682 million in 1999 compared to $642 million in 1998.

Total debt increased to $2.9 billion at year-end 1999 primarily due to the financing required for the acquisition of Aeroquip-Vickers for $1.623 billion in cash, which is more fully discussed under "Acquisitions of Businesses" in the Financial Review. Funds for this acquisition were initially obtained through the issuance of commercial paper.

In July 1999, the Company completed the sale of 1.625 million Common Shares for net proceeds of $147 million and in November 1999, the Company sold $450 million of notes and debentures. The Company sold the Engineered Fasteners division on August 31, 1999, the Fluid Power division on October 1, 1999 and substantially all of Vickers Electronic Systems on December 30, 1999. Proceeds from the sales of these businesses amounted to $544 million. The proceeds from these transactions were used to refinance a portion of outstanding commercial paper.

As discussed under "Debt and Other Financial Instruments" in the Financial Review, the Company's credit facilities stood at $1.6 billion at December 31, 1999, of which $1.1 billion matures in April 2000 and $500 million matures in May 2003. These credit facilities support outstanding commercial paper of $1.2 billion at December 31, 1999 of which $500 million is classified as long-term debt.

Net working capital was $133 million at year-end 1999 compared to $466 million at year-end 1998 and the current ratio was 1.1 compared to 1.3 at those dates, respectively. The increase in short-term debt resulting from the acquisition of Aeroquip-Vickers was the primary cause of the reduction in working capital. Accounts receivable and inventory turnover rates continue to be strong and showed continued improvement in 1999.

Cash dividends paid in 1999 were $128 million and represented 21% of net income. Annual per share dividends of $1.76 in 1999 were consistent with 1998. The Company has paid dividends on Common Shares annually since 1923.

In January 2000, to avoid the dilution of earnings per share resulting from the exercise of stock options, the Board of Directors authorized the purchase of up to $500 million of Common Shares over a five-year period. This authorization replaces the expiring five million share repurchase program authorized in 1994. Approximately 4.9 million shares were purchased under the expired program.

Emphasis continues to be placed on the ongoing physical capital investment program designed to enhance product quality, manufacturing productivity and business growth, reduce costs and, selectively, to add capacity. Capital expenditures for 1999 reached a record $496 million, 3% above 1998. Over the past five years, nearly $2.2 billion has been spent in capital expenditures. Capital spending in 2000 is expected to continue at the level reached in 1999.

Goodwill and other intangible assets represented 23% and 7% of total assets and 73% and 24% of shareholders' equity at December 31, 1999, respectively. The increase in goodwill and other intangible assets was primarily the result of the acquisition of Aeroquip-Vickers. The amortization period for goodwill of forty years and the useful lives of identified intangible assets acquired with Aeroquip-Vickers were based on the fact that Aeroquip-Vickers was an established company with a long history of success and the Aeroquip and Vickers businesses should continue to operate profitably for many years to come. Each business holds a number one or two market position in the majority of its product lines and its products are well accepted by customers, which should continue in the future. The Aeroquip and Vickers products are not subject to rapid technological or functional obsolescence which will result in continuous strong demand for products for many years. The integration of the Aeroquip and Vickers businesses and product lines into Eaton is expected to create permanent value well into the future through the streamlining of product lines, manufacturing capacity and organization structure. This will enable the combined businesses to obtain the maximum synergy of complementary product offerings, operations and technical expertise for many years to come.

The Company has deferred income tax assets of $208 million as of December 31, 1999 and believes these assets will be realized through the reduction of future taxable income. Significant factors considered by management in the determination of the probability of realization of deferred tax assets include historical operating results, expectations of future earnings and the extended period of time over which the postretirement health care liability will be paid.

During the first quarter of 1999, the Brazilian real currency devalued significantly. The effect of this devaluation on the net assets of the Company's operations in Brazil resulted in a $75 million foreign currency translation loss for full year 1999 which is reported in shareholders' equity, in other comprehensive income (loss).

The Company is subject to various inherent financial risks attributable to operating in a global economy. Derivative financial instruments are utilized to manage exposures in both the interest and foreign exchange markets. Systems to measure and assure that these exposures are evaluated comprehensively have been developed so that appropriate and timely action can be taken to reduce risk, if necessary. Monitoring of exposures and the evaluation of risks includes approval of derivative activities on a discrete basis by senior management. Monthly, management performs an oversight review of exposures and derivative activities. The counterparties used in these transactions have been diversified in order to minimize the impact of any potential credit loss in the event of nonperformance by the counterparties. Although derivatives are an integral part of risk management programs, their incremental effect on financial condition and results of operations is not material. Derivative activities are described in greater detail under "Debt and Other Financial Instruments" in the Financial Review.

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

December 31, 1999                     Expected maturity date
                            -----------------------------------------------
                            2000  2001  2002  2003  2004  Thereafter  Total  Fair value
                            ----  ----  ----  ----  ----  ----------  -----  ----------
Long-term debt, including
 current portion
   Fixed rate (US$)         $ 10  $102  $ 27        $254     $1,008  $1,401      $1,443
   Average interest rate    12.5%  9.0%  6.6%        6.9%       7.6%    7.5%

   Commercial paper (US$)                     $500                      500         500
   Average interest rate                       6.1%                     6.1%

   Fixed rate (Renminbi)             3                                    3           3
   Average interest rate           7.8%                                 7.8%

   Fixed rate (Real)           2           1          12                 15          15
   Average interest rate    17.2%       16.7%       17.2%              17.2%


December 31, 1998                     Expected maturity date
                            -----------------------------------------------
                            1999  2000  2001  2002  2003  Thereafter  Total  Fair value
                            ----  ----  ----  ----  ----  ----------  -----  ----------
Long-term debt, including
 current portion
   Fixed rate (US$)         $107  $ 11  $100                    $584   $802        $895
   Average interest rate     6.5% 12.1%  9.0%                    7.9%   7.9%

   Commercial paper (US$)                           $500                500         500
   Average interest rate                             5.3%               5.3%

   Fixed rate (Renmimbi)       1           3                              4           4
   Average interest rate     9.2%        9.4%                           9.3%

See "Changes in Financial Condition" in Management's Discussion and Analysis of Financial Condition and Results of Operations for details on the Company's primary market risks, and the objectives and strategies used to manage these risks. Also, see "Financial
Instruments" under Accounting Policies in the Financial Review for additional information on market risks.

YEAR 2000
---------
Based on operations since January 1, 2000, the Company has not experienced any significant business disruptions related to the Year 2000 issue. The Company incurred total Year 2000 program costs of $120 million between 1995 and 1999. These costs included compensation and benefit costs of employees who were fully dedicated to the Year 2000 compliance effort, replacement costs of certain hardware and software and costs associated with modifying and upgrading existing systems.

EURO
----
On January 1, 1999, eleven of the fifteen member countries of the European Union (EU) began a three-year transition phase during which the Euro was adopted as their common legal currency. The Euro is traded on currency exchanges and is available for non-cash transactions. During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The conversion rates between the existing legacy currencies and the Euro were fixed on January 1, 1999. The legacy currencies will remain legal tender for cash transactions between January 1, 1999 and June 30, 2002 by which date all legacy currencies will have been withdrawn from circulation and the new Euro denominated bills and coins will be used for cash transactions.

The Company has several operations within the eleven participating countries that have adopted the Euro as the legal currency of the country. These operations and the Company's operations in other European countries and elsewhere in the world are conducting business transactions with customers and suppliers denominated in the Euro. Euro denominated bank accounts have been established to accommodate Euro transactions. The Company's exposure to changes in European foreign exchange rates has reduced as a result of the Euro conversion.

The Company has established a steering committee to review strategic and tactical areas arising from the Euro conversion. Their efforts focused on those aspects of the Euro conversion required to conduct Euro-denominated business transactions during 1999. Those aspects included transacting business in the Euro, the competitive impact on product pricing and adjustments to billing systems to handle parallel currencies. The Company has the systems to handle Euro transactions and is capable of transacting business in Euro's during the transitional period until December 31, 2001. Continuing analysis and development efforts by the steering committee and project teams at the business units continues to ensure that the full implementation, systems upgrades, policy and procedural changes for Euro functionality are adopted in line with the timetable and regulations established by the EU by January 1, 2002.

Based on current estimates, the Company does not expect the costs incurred to address the Euro will have a material impact on the financial condition or results of operations.

FORWARD-LOOKING STATEMENTS
--------------------------
The Company has included in this Annual Report certain anticipated effects of strategic moves, expectations of the semiconductor capital equipment market and the Navy Controls business, synergies anticipated from the combination of Eaton and Aeroquip-Vickers, the dissipation of costs in the Truck Components segment and expectations for capital spending. Actual results could differ materially from these forward-looking statements since they inherently are subject to risks and uncertainties. Important factors which could cause such a difference include global economic and financial conditions, market demand, the ability to successfully integrate Aeroquip-Vickers operations into Eaton, the ability to manage costs in the Truck Components segment, continuity of business relationships with and purchases by major customers, competitive pressure on sales and pricing, increases in material and other production costs which cannot be recouped in product pricing, global economic and market conditions, and the impact of the conversion to the Euro currency.

1998 COMPARED TO 1997
---------------------
RESULTS OF OPERATIONS
---------------------
Worldwide sales of $6.6 billion in 1998 were 12% below the results of 1997. Year-to-year comparisons were materially affected by business divestitures, which reduced sales in 1998 by about $1.3 billion. Worldwide sales of ongoing operations in 1998 were 5% ahead of last year's results. Sales in the United States and Canada increased 5% and increased 14% in Europe. In Latin America, sales increased only 2% in 1998 compared to 1997 as a result of economic weaknesses in Mexico, Brazil, and Argentina. Sales in the Pacific Region remained flat in 1998, as a result of the recession in Japan and the economic crisis in Asia.

As displayed in the Statement of Consolidated Income, Income from Operations of $482 million in 1998 decreased 22% from 1997. The decrease reflected divested businesses, the collapse of the semiconductor capital equipment market and the unusual charges described below. Further, as a consequence of continuing efforts to enhance the existing product portfolio, as well as to develop new products to serve expanding markets, $334 million was spent in 1998 on research and development, 5% above 1997. Research and development expense as a percentage of net sales increased to 5% in 1998 from 4% in 1997.

During 1998, the Company recorded unusual pretax charges of $111 million, which included $101 million to restructure business segments and $10 million for a contribution to Eaton's charitable trust. The restructuring charges principally related to noncash inventory and other asset write-downs of $46 million, workforce reductions of $41 million, and plant closings and other costs of $14 million. The workforce reductions, plant closings and other costs involved cash expenditures of $16 million which were made in 1998 and the remaining balance of $39 million was substantially utilized in 1999. These expenditures were funded with cash provided by operations.

The Semiconductor Equipment segment recorded $43 million of the restructuring charge with the balance recorded by various operations in the other business segments. Workforce reductions included in these restructuring charges involved several Semiconductor Equipment locations as well as certain other plants in the Automotive Components, Industrial and Commercial Controls, and Truck Components segments. Approximately 2,825 operations employees and 175 corporate employees were expected to be terminated. Approximately 900 were terminated in 1998 and approximately 100 have yet to be terminated as of year-end 1999, primarily from the Industrial and Commercial Controls segment. These reductions were generally manufacturing personnel, although certain administrative functions were also affected. Production at certain plants was consolidated into other existing facilities as the Company continued the process of reducing costs to benefit customers and better accommodate the markets that these plants serve. Industrial and Commercial Controls operations in the Pacific Region were also realigned to better position the Company's businesses in that region.

In 1998, a pretax gain of $43 million was recognized related to business divestitures, net of adjustments related to businesses sold in prior periods.

A pretax gain of $91 million was recognized in 1997 for the sales of businesses. Results for 1997 also included unusual pretax charges of $24 million for business segment restructuring actions and an $85 million write-off of purchased in-process research and development related to the acquisition of Fusion Systems. Details of the write-off of purchased in-process research and development are described under "Acquisitions of Businesses" in the Financial Review. Finally, an aftertax extraordinary loss of $54 million was recognized in 1997 for the redemption of debentures.

Before unusual items in both years, net income of $393 million in 1998 decreased 21% from 1997 and full year 1998 earnings per share were $5.41, down 15% from last year. After unusual items, net income of $349 million in 1998 decreased 15% from 1997 and full year earnings per share were $4.80, down 8% from 1997.

BUSINESS SEGMENTS
-----------------
AUTOMOTIVE COMPONENTS
---------------------
The Automotive Components segment achieved sales of $1.74 billion in 1998, 9% above 1997. During the first quarter of 1998, G.T. Products, a U.S. manufacturer of fuel system components that regulate fuel flow and vapor emissions in automotive fuel tanks, was acquired. During the third quarter of 1998, the assets of Amtec S.p.A., a privately owned Italian manufacturer of automotive cylinder heads, were acquired. Excluding the acquisitions of G.T. Products and Amtec, sales were still 4% ahead of last year, which was consistent with the increase in light vehicle production in the Americas and Europe.

Operating profit of $210 million, before restructuring charges of $12 million, increased 3% from comparable 1997 results. This segment struggled with product mix and higher than anticipated costs to expand operations in China, Korea, and Brazil, which was offset by stronger than expected European volumes and continued impressive new product wins across all product lines.

The restructuring charges of $12 million related to management's plan to consolidate production at three manufacturing facilities into other existing locations in order to reduce costs in reaction to ongoing price pressure from customers and increased competition in markets served. These restructuring charges primarily related to workforce reductions of approximately 850 employees. Asset write-downs and other costs were also recorded for the closing of these facilities. Production was phased out at the Actuator and Sensor Division in Hamilton, Indiana, and was completed in the third quarter of 1999. Production was phased out at the Vehicle Switch/Electronics Division in Winamac, Indiana, and was completed in the third quarter of 1999. The automotive electronics manufacturing and engineering done at the Actuator and Sensor Division in Rochester Hills, Michigan, was transferred to another facility and completed in the fourth quarter of 1999.

To accommodate the fast growing demand for superchargers, the Athens, Georgia plant started expansion plans in 1998. A new automotive differential plant in Hastings, Nebraska was also opened during 1998 to meet higher customer demand.

FLUID POWER & OTHER COMPONENTS
------------------------------
The Fluid Power and Other Components segment achieved sales of $681 million in 1998. Sales were 4% ahead of last year, an increase that was consistent with the year-to-year change in North American mobile hydraulics shipments. First half sales gains in 1998 dissipated before year-end as orders in the mobile hydraulics industry reached a plateau in the second quarter and the Asian crisis started to hurt customer exports. As 1998 progressed, agricultural equipment production, an important market for this segment, fell sharply.

Operating profit of $118 million, before restructuring charges of $1 million, decreased 5% from comparable results in 1997. Profits were reduced in the first half of 1998 due to manufacturing inefficiencies stemming from efforts to meet high customer demand. In the second half of 1998, the Company adjusted production and employment radically downward in light of decreased demand.

INDUSTRIAL & COMMERCIAL CONTROLS
----------------------------------
Sales of Industrial and Commercial Controls reached $2.15 billion in 1998. Sales were 3% ahead of 1997 results as the strong market for electrical distribution equipment offset softness in industrial controls markets. This segment's above-market growth was attributable to strong construction and aerospace markets, and to the initial success of Cutler-Hammer's new Engineering Services and Systems business. In January 1998, this new business was formed to provide technical and field support for all of Cutler-Hammer's electrical system and industrial control and automation customers. Several minor acquisitions were also made to grow this business during 1998.

Before restructuring charges of $28 million, operating profits of $168 million in 1998 fell 11% below comparable results in 1997. Earnings from the solid activity levels in electrical distribution equipment did not fully offset continued softness in industrial controls markets. Cutler-Hammer's new Engineering Services and Systems Division also incurred significant start-up costs during 1998.

The restructuring charges of $28 million related to management's plan to divest a non-strategic product line and the consolidation of three domestic facilities into other existing locations due to increased pressure for cost improvements, brought on in part by increased global competition. The restructuring charges related to workforce reductions of approximately 550 employees, of which 300 have been terminated as of December 31, 1998. These charges also included inventory and other asset write-downs and other costs. The Company divested its porcelain lighting fixture product line in Pageland, South Carolina. Manufacturing at the Salisbury, Maryland, plant was transferred to another facility and was substantially completed by the end of 1998. Production at the Oldsmar, Florida facility was transferred and completed in the fourth quarter of 1999. Certain production was transferred from the Grand Prairie, Texas, location and was completed by the end of the second quarter of 1999. Operations in the Pacific Region were also realigned to better position the businesses in that region. These charges related to workforce reductions of approximately 600 employees, of which approximately 200 have been terminated as of December 31, 1998. These charges also included inventory and other asset write-downs as these businesses were consolidating facilities and operations to be more competitive in the region.

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

This segment suffered an operating loss of $80 million in 1998, before restructuring charges of $43 million. The unprecedented severity of conditions in the semiconductor equipment industry caused the Company to take drastic steps to ensure capacity was appropriately sized for current market conditions. In the third quarter of 1998, restructuring charges of $42 million were recorded for this business segment. Late in 1998, the semiconductor equipment industry appeared to have hit bottom.

Several specific actions comprised the overall restructuring efforts related to the Semiconductor Equipment segment including workforce reductions, asset write-downs, and other restructuring actions. The charge for workforce reductions included the termination of approximately 475 employees, primarily manufacturing personnel. As of December 31, 1998, approximately 300 employees had been terminated in this program, in addition to 575 employees released earlier in the year. The charge for asset write-downs primarily related to inventory, which was written down to estimated market value, and was included in cost of products sold. The ion implant equipment manufacturing facility in Austin, Texas was closed and production was transferred to Beverly, Massachusetts. The write-down of this plant to estimated selling price represented approximately $2 million of the restructuring charge. The phase-out of this plant was concluded in the first quarter of 1999. Further, the Thermal Processing Systems business, located in Peabody, Massachusetts, was merged into the Fusion Systems division located in Rockville, Maryland and the Flat Panel Equipment business was merged into the Implant Systems operations located in Beverly, Massachusetts.

TRUCK COMPONENTS
----------------
Truck Components sales in 1998 reached $1.48 billion, increasing 26% compared to 1997. Heavy truck production was at record levels in 1998 in both North America and Europe. The performance of the Clutch division, acquired in the third quarter of 1997, continued to exceed expectations and made a strong contribution to the results of this segment. Excluding the Clutch acquisition, worldwide sales were up 7% from one year ago as the Company took good advantage of sustained robust markets.

Operating profits of $218 million in 1998, before restructuring charges of $17 million, were 42% ahead of comparable 1997 results. The full year impact of the Clutch acquisition in 1997 contributed, as expected, to Truck Components' overall performance.

The restructuring charges of $17 million related primarily to the European Truck Components business and worldwide headcount reductions at various other locations. The restructuring included the expected termination of approximately 350 employees (300 in Europe). The restructuring was the result of European trucking deregulation, de-integration of OEM's and the introduction of the Euro. This restructuring, building upon the third quarter 1998 acquisition of a Polish truck transmission manufacturer, was intended to help achieve world class low costs and productivity at all worldwide operations. Manufacturing operations for the medium-duty product line were being consolidated as part of the restructuring of this segment. The restructuring charges included severance and other related benefit costs, asset write-downs, costs associated with the consolidation of manufacturing operations and other costs.

QUARTERLY DATA
--------------

(Unaudited)
                                               Quarter ended 1999                        Quarter ended 1998
(Millions except for per share data) --------------------------------------    --------------------------------------
                                     Dec. 31   Sept. 30   June 30   Mar. 31    Dec. 31   Sept. 30   June 30   Mar. 31
                                     -------   --------   -------   -------    -------   --------   -------   -------
Net sales                            $ 2,214   $  2,227   $ 2,300   $ 1,661    $ 1,606    $ 1,620   $ 1,712   $ 1,687
Gross margin                             600        615       657       489        446        428       512       480
  Percent of sales                        27%        28%       29%       29%        28%        26%       30%       28%
Net income                           $   224   $    184   $   125   $    84    $    72    $    58   $   114   $   105
Net income per Common Share -
  Assuming dilution                     2.98       2.46      1.71      1.17       1.01        .80      1.57      1.42
  Basic                                 3.04       2.52      1.74      1.18       1.02        .82      1.60      1.45

Cash dividends paid per Common Share     .44        .44       .44       .44        .44        .44       .44       .44

Market price per Common Share
  High                                89-1/8    103-1/2    94-11/16  74         71-7/8     80        95-3/8    99-5/8
  Low                                 67-1/2     85-3/8    71-11/16  62         60-1/4     57-1/2    76        85-3/16

The quarterly results of operations include the following unusual items:

Acquisition integration, restructuring actions & other items
  Pretax                             $   (18)  $     (9)  $    (3)             $   (29)   $   (42)  $     3   $   (43)
  Aftertax                               (12)        (6)       (2)                 (19)       (27)        2       (28)
  Net income (loss) per Common Share    (.16)      (.07)     (.03)                (.26)      (.38)      .03      (.38)
Gain on sales of businesses
  Pretax                                 207        133                                                            43
  Aftertax                               117         81                                                            28
  Net income per Common Share           1.55       1.08                                                           .38

In the fourth quarter of 1998, the effective income tax rate for full year 1998 was adjusted to 28% from 30%. This adjustment reduced income tax expense for the fourth quarter by $8 million, which primarily relates to a revision of the research and development tax credit.

Eaton Corporation

Five-Year Consolidated Financial Summary

For the year                                                1999      1998      1997      1996      1995
--------------------------------------------------------------------------------------------------------
(Millions except for per share data)
Net sales                                                 $8,402    $6,625    $7,563    $6,961    $6,822
Income before income taxes & extraordinary item              963       485       668       485       592
Income before extraordinary item                          $  617    $  349    $  464    $  349    $  399
  Percent of net sales                                       7.3%      5.3%      6.1%      5.0%      5.8%
Extraordinary item - redemption of debentures                                    (54)
                                                          ------    ------    ------    ------    ------
Net income                                                $  617    $  349    $  410    $  349    $  399
                                                          ======    ======    ======    ======    ======

Per Common Share - assuming dilution
  Income before extraordinary item                        $ 8.36    $ 4.80    $ 5.93    $ 4.46      5.08
  Extraordinary item                                                            (.69)
                                                          ------    ------    ------    ------    ------
  Net income                                              $ 8.36    $ 4.80    $ 5.24    $ 4.46    $ 5.08
                                                          ======    ======    ======    ======    ======
  Average number of Common Shares outstanding               73.7      72.7      78.2      78.2      78.6

Per Common Share - basic
  Income before extraordinary item                        $ 8.51    $ 4.89    $ 6.05    $ 4.50    $ 5.13
  Extraordinary item                                                            (.71)
                                                          ------    ------    ------    ------    ------
  Net income                                              $ 8.51    $ 4.89    $ 5.34    $ 4.50    $ 5.13
                                                          ======    ======    ======    ======    ======
  Average number of Common Shares outstanding               72.5      71.4      76.8      77.4      77.8

Cash dividends paid per Common Share                      $ 1.76    $ 1.76    $ 1.72    $ 1.60    $ 1.50

Market price per Common Share
  High                                                    $103-1/2  $ 99-5/8  $103-3/8  $ 70-7/8  $ 62-1/2
  Low                                                       62      $ 57-1/2  $ 67-1/4  $ 50-3/8  $ 45-3/8


At the year-end
--------------------------------------------------------------------------------------------------------
Total assets                                              $8,437    $5,665    $5,606    $5,385    $5,106
Working capital                                              133       466       698       787       822
Long-term debt                                             1,915     1,191     1,272     1,062     1,084
Shareholders' equity                                       2,624     2,057     2,071     2,160     1,975
Shareholders' equity per Common Share                     $35.44    $28.69    $27.72    $28.00    $25.45
Common Shares outstanding                                   74.0      71.7      74.7      77.1      77.6
--------------------------------------------------------------------------------------------------------

For the year
--------------------------------------------------------------------------------------------------------
Cash earnings per Common Share - excluding unusual items
  Assuming dilution                                       $ 7.04    $ 6.12    $ 6.86    $ 5.35    $ 5.47

Investments during the year (percent of net sales)
  Property, plant & equipment                                5.9%      7.3%      5.8%      5.0%      5.8%
  Research & development                                     3.7%      5.0%      4.2%      3.8%      3.3%
  Information technology                                     2.8%      3.1%      2.7%      2.1%      2.1%
                                                          ------    ------    ------    ------    ------
                                                            12.4%     15.4%     12.7%     10.9%     11.2%
                                                          ======    ======    ======    ======    ======

Income includes the following unusual items:

                                                            1999      1998      1997      1996
                                                            ----      ----      ----      ----
Acquisition integration, restructuring actions & other items
  Pretax                                                  $  (30)   $ (111)   $  (24)   $  (50)
  Aftertax                                                   (20)      (72)      (15)      (32)
  Net loss per Common Share                                 (.27)     (.99)     (.19)     (.41)
Gain on sales of businesses
  Pretax                                                     340        43        91
  Aftertax                                                   198        28        69
  Net income per Common Share                               2.68       .38       .88
Write-off of purchased in-process research & development
  Pretax                                                                         (85)
  Aftertax                                                                       (85)
  Net loss per Common Share                                                    (1.09)

Cash earnings per Common Share represents income per Common Share excluding unusual items, before amortization expense of goodwill and other intangible assets.

                         Eaton Corporation
                  1999 Annual Report on Form 10-K
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

        (b)     Executive Strategic Incentive Plan
               (amended and restated as of June 21,
                1994, July 25, 1995 and April 21, 1998) -
                Incorporated by reference to the Annual
                Report on Form 10-K for the year ended
                December 31, 1998

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

        (p)     Eaton Corporation Retirement Plan for Non-
                Employee Directors (amended and restated
                January 1, 1996) - Incorporated by
                Reference to the Annual Report filed on
                Form 10-K for the year ended December 31,
                1997

        (r)     1998 Stock Plan - Incorporated by
                reference to the definitive Proxy
                Statement dated March 13, 1998

12 Ratio of Earnings to Fixed Charges (filed as a separate section of this report)

21 Subsidiaries of Eaton Corporation (filed as a separate section of this report)

23 Consent of Independent Auditors (filed as a separate section of this report)

24 Power of Attorney (filed as a separate section of this report)

27 Financial Data Schedule (filed as a separate section of this report)

                       Eaton Corporation
                1999 Annual Report on Form 10-K
                          Item 14(c)
                          Exhibit 12
               Ratio of Earnings to Fixed Charges

                                                        Year ended December 31
                                                   ------------------------------------
(Millions of dollars)                              1999    1998    1997    1996    1995
                                                   ----    ----    ----    ----    ----
Income before income taxes & extraordinary item  $  963  $  485  $  668  $  485  $  592
Adjustments
  Minority interests in consolidated subsidiaries     2      (2)      1       1
  Income of equity investees                         (2)      3      (7)    (14)     (9)
  Amortization of capitalized interest                8       7       8       8       7
  Distributed income of equity investees                      2       4       5       5
  Interest expensed                                 159      93      86      85      86
  Amortization of debt issue costs                                    1       1
  Estimated portion of rent expense representing
    interest                                         38      30      26      24      22
                                                 ------  ------  ------  ------  ------
Adjusted income before income taxes &
  extraordinary item                             $1,168  $  618  $  787  $  595  $  703
                                                 ======  ======  ======  ======  ======

Fixed charges
  Interest expensed                              $  159  $   93  $   86  $   85  $   86
  Interest capitalized                               21      16      12       8      10
  Amortization of debt issue costs                                    1       1
  Estimated portion of rent expense representing
    interest                                         38      30      26      24      22
                                                 ------  ------  ------  ------  ------
Total fixed charges                              $  218  $  139  $  125  $  118  $  118
                                                 ======  ======  ======  ======  ======

Ratio of earnings to fixed charges                 5.36    4.45    6.30    5.04    5.96

                      Eaton Corporation
               1999 Annual Report on Form 10-K
                           Item 14(c)
                           Exhibit 21
                Subsidiaries of Eaton Corporation

Eaton is publicly held and has no parent corporation. Eaton's subsidiaries, the state or country in which each was organized, and the percentage of voting securities owned by Eaton or another
Eaton subsidiary as of December 31, 1999 are as follows:

                                           Percentage of voting securites
Consolidated            Where              owned (by Eaton unless
subsidiaries (A)        organized          otherwise indicated)
------------------------------------------------------------------------
Vorad Safety            California         100%  IVHS Technologies,
Systems, Inc.                                    Inc.

Aeroquip                Delaware            77%  Aeroquip Corporation
International Inc.                          23%  Vickers International Inc.

Cutler-Hammer de        Delaware           100%  Cutler-Hammer Inc.
Puerto Rico Inc.

Cutler-Hammer Inc.      Delaware           100%

Integrated Partial      Delaware           100%  Cutler-Hammer Inc.
Discharge Diagnostics,
Inc. (IPDD)

Eaton Adminstration     Delaware           100%
Corporation

Eaton ESC Holding       Delaware           100%
Company

Eaton International     Delaware           100%
Corporation

Eaton Semiconductor     Delaware           100%
Equipment Inc.

Eaton Truck Systems,    Delaware           100%
Inc.

Eaton USEV Holding      Delaware           100%
Company



Eaton VORAD             Delaware          93.3%  Eaton Truck Systems, Inc.
Technologies, L.L.C.                       6.7%  Vorad Safety Sytems, Inc.
(Partnership)

ERC Corporation         Delaware           100%  Eaton Leasing Corporation

ERC II Corporation      Delaware           100%  Eaton Leasing Corporation

Fusion Systems          Delaware           100%
Corporation

Fusion Taiwan, Inc.     Delaware           100%  Fusion Technology
                                                 International, Inc.

Fusion Technology       Delaware           100%  Fusion Systems Corporation
International, Inc.

High Temperature        Delaware           100%  Eaton Semiconductor
Engineering Corporation                          Equipment Inc.

IVHS Technologies,      Delaware          69.8%
Inc.

M.C. Aerospace          Delaware           100%  Eddot Company
Corporation

Modern Molded           Delaware           100%
Products, Inc.

Kate Patrick Mfg.       Delaware           100%  Modern Molded Products, Inc.
Inc.

Kelmac Grip, L.P.       Delaware            92%  Modern Molded Products, Inc.
                                             8%  Kate Patrick Mfg. Inc.

Vickers, Incorporated   Delware            100%  Aeroquip Corporation

Vickers International   Delaware           100%  Aeroquip Corporation
Inc.



Eaton Asia Investments  Maryland           100%
Corporation

Fusion Semiconductor    Maryland           100%  Fusion Systems Corporation
Systems Corporation

Fusion Investments      Maryland           100%  Fusion Systems Corporation
Inc.

Aeroquip Corporation    Michigan           100%  Aeroquip-Vickers Inc.

Aeroquip Inoac Company  Michigan            51%  Aeroquip Corporation
(Partnership)

CAPCO Automotive        Michigan           100%
Products Corporation

Eddot Company           Michigan           100%  Vickers, Incorporated

G.T. Products, Inc.     Michigan           100%

Aeroquip-Vickers, Inc.  Ohio               100%

Cutler-Hammer IDT,      Ohio               100%
Inc.

Eaton Consulting        Ohio               100%
Services Corporation

Eaton Leasing           Ohio               100%
Corporation

Eaton MDH Co. Inc.      Ohio               100%

Eaton MDH Limited       Ohio                 1%
Partnership                                 99%  Eaton MDH Co. Inc.

Eaton Properties        Ohio               100%  Eaton Leasing Corporation
Corporation

Eaton Utah Corporation  Ohio               100%  Eaton Leasing Corporation



U.S. Engine Valve       Ohio             5.607%
(Partnership)                               70%  Eaton USEV Holding Company

Wooster Hydrostatics,   Ohio               100%  Summa Manufacturing
Inc.                                             Corporation

Summa Manufacturing     Tennessee          100%  Vickers, Incorporated
Corporation

Eaton S.A.              Argentina          100%

Aeroquip-Vickers        Australia          100%  Vickers International Inc.
Pty. Ltd.

Cutler-Hammer           Australia     99.99996%  Eaton International
Controls Pty. Ltd.                               Corporation (U.S.)
                                        .00004%  Eaton Pty. Ltd.

Eaton Finance Pty.      Australia          100%  Eaton International
Ltd.                                             Corporation (U.S.)

Eaton Finance G.P.      Australia       99.834%  Eaton Finance Pty. Ltd.
                                          .166%  Eaton Specialty Controls
                                                 Pty. Ltd.

Eaton Pty. Ltd.         Australia          100%

Eaton Specialty         Australia      99.9996%
Controls Pty. Ltd.                       .0004%  Eaton International
                                                 Corporation (U.S.)

Eaton Holding G.m.b.H.  Austria            100%  Eaton International
                                                 Corporation (U.S.)

A-VIC Limited           Barbados           100%  Aeroquip Ltd.

Aeroquip Ltd.           Barbados           100%  Aeroquip-Vickers Inc.

Aeroquip-Vickers        Barbados           100%  Aeroquip-Vickers Inc.
Assurance Ltd.



Eaton Foreign Sales     Barbados           100%
Corporation

Eaton Holding Limited   Barbados           100%  Eaton Yale Ltd. (Canada)

Eaton Services Limited  Barbados           100%  Eaton Holding Limited

Saturn Insurance        Bermuda Islands    100%
Company Ltd.

Aeroquip do Brasil      Brazil            99.5%  Aeroquip-Vickers
S.A.                                             International Inc.

Eaton Ltda.             Brazil         65.0428%  Eaton Services Limited
                                                 (Barbados)
                                       34.9572%  Eaton International
                                                 Corporation (U.S.)

Eaton Truck             Brazil          21.135%
Components Ltda.                        78.865%  CAPCO Automotive
                                                 Products Corporation (U.S.)

TGM Industria           Brazil             100%  Eaton Ltda.
Electrometalurgica
Ltda.

Vickers do Brasil       Brazil             100%  Vickers International Inc.
Ltda.

Aeroquip-Vickers        Canada              69%  Aeroquip International Inc.
Inc.                                        31%  Vickers International Inc.

Eaton ETN Offshore      Canada             100%  Common Shares - Eaton
                                                 Corporation
                                           100%  Preferred Shares - Eaton
                                                 International Corporation

Eaton Yale Ltd.         Canada             100%  Eaton ETN Offshore Ltd.

Electrotechnique        Canada             100%  Eaton Yale Ltd.
GFTL, Inc.



Eaton Holding I         Cayman Islands     100%  Eaton Holding III Limited
Limited

Eaton Holding II        Cayman Islands     100%  Eaton Holding III Limited
Limited

Eaton Holding III       Cayman Islands     100%  Eaton Holding G.m.b.H.
Limited                                          (Austria)

Eaton Hydraulics        China              100%  Eaton China Investment
(Shanghai) Co., Ltd.                             Co., Ltd.

Eaton Truck and Bus     China              100%  Eaton China Investment
Components Company                               Co., Ltd.
(Shanghai) Ltd.

Eaton China Investment  China              100%  Eaton Asia Investments
Co., Ltd.                                        Corporation (U.S.)

Jining Eaton            China               60%
Hydraulics Company Ltd.

Shanghai Eaton          China               55%  Eaton China Investment
Engine Components                                Co., Ltd.
Company, Ltd.

Suzhou Cutler-Hammer    China              100%
Electric Co., Ltd.

Vickers Hydraulic       China              100%  Vickers International Inc.
Systems (China) Co.,
Ltd.

Eaton Controles         Costa Rica       97.14%  Eaton International
Industriales S.A.                                Corporation (U.S.)

Cutler-Hammer, S.A.     Dominican          100%  Cutler-Hammer Inc. (U.S.)
                        Republic



Aeroquip-Vickers S.A.   France              61%  Aeroquip International Inc.
                                            39%  Vickers International Inc.

Eaton Automotive        France             100%  Eaton Technologies S.A
Controls Srl

Eaton S.A.              France             100%

Eaton Technologies      France              55%
S.A.                                        45%  Eaton International
                                                 Corporation (U.S.)

Aeroquip Wolfsburg      Germany            100%  Aeroquip-Vickers
G.m.b.H. & Co. KG                                International G.m.b.H.
(Partnership)

Aeroquip Wolfsburg      Germany            100%  Aeroquip International Inc.
Verwaltungs G.m.b.H.

Aeroquip-Vickers        Germany            100%  Eaton Holding G.m.b.H.
International G.m.b.H.

Eaton Automotive        Germany            100%  Eaton G.m.b.H.
G.m.b.H.

Eaton Controls          Germany          99.33%  Eaton Yale Ltd. (Canada)
G.m.b.H. & Co. KG                          .67%  Eaton G.m.b.H.
(Partnership)

Eaton G.m.b.H.          Germany            100%

Eaton Holding           Germany            100%  Aeroquip International Inc.
G.m.b.H.

Hydrokraft              Germany             90%  Aeroquip-Vickers
Verwaltungs G.m.b.H.                             International G.m.b.H.
                                            10%  Aeroquip International Inc.

Vickers Hydrokraft      Germany            100%  Aeroquip-Vickers
G.m.b.H. & Co. KG                                International G.m.b.H.
(Partnership)



Eaton Technologies      Hong Kong          100%  Eaton International
Limited                                          Corporation (U.S.)

Vickers Systems         Hong Kong       99.005%  Vickers International Inc.
Limited

Eaton Industries        India              .01%
Private Ltd.                             99.99%  Eaton International
                                                 Corporation (U.S.)

Vickers Systems         India               51%  Vickers, Incorporated
International Ltd.

Aeroquip-Vickers        Italy            99.88%  Eaton Srl
S.p.A.                                     .06%  Aeroquip Corporation

Eaton Automotive Srl    Italy              100%  Eaton Srl

Eaton Srl               Italy              100%  Eaton B.V. (Netherlands)

Eaton Japan Co.,        Japan              100%
Ltd.

Fusion Semiconductor    Japan              100%  Fusion Technology
Japan KK                                         International Inc. (U.S.)

Japan Fawick Company    Japan               50%
Limited

Sumitomo Eaton          Japan               50%
Hydraulics Co., Ltd.

Sumitomo Eaton Nova     Japan               50%
Corporation

Aeroquip-Vickers        Malaysia           100%  Vickers International Inc.
Sdn. Bhd.

Cutler-Hammer           Malaysia           100%  Eaton International
Controls Sdn. Bhd.                               Corporation (U.S.)



Aeroquip de Mexico      Mexico            99.8%  Controladora Aeroquip-
S.A. de C.V.                                     Vickers de Mexico S.A.
                                                 de C.V
                                            .2%  Aeroquip International Inc.

Aeroquip S.A. de C.V.   Mexico          99.998%  Controladora Aeroquip-
                                                 Vickers de Mexico S.A.
                                                 de C.V.
                                          .002%  Aeroquip Corporation

Aeroquip Servicios      Mexico          99.008%  Aeroquip International Inc.
S.A. de C.V.                              .002%  Aeroquip Corporation

Condura S. de R.L.      Mexico       99.999556%
de C.V.                                .000444%  Eaton Holding
                                                 International I B.V.
                                                 (Netherlands)

Controladora            Mexico            99.8%  Aeroquip International Inc.
Aeroquip-Vickers                            .2%  Aeroquip-Vickers Inc.
Mexico S.A. de C.V.

Cutler-Hammer           Mexico             100%  Eaton International
Mexicana, S.A.                                   Corporation (U.S.)

Eaton Controls, S.      Mexico              99%
de R.L. de C.V.                              1%  Eaton Holding
                                                 International I B.V.
                                                 (Netherlands)

Eaton Molded            Mexico      99.9999985%
Products S. de R.L.                   .0000015%  Eaton Holding
de C.V.                                          International I B.V.
                                                 (Netherlands)

Eaton Truck             Mexico          99.995%
Components, S. de                         .005%  Eaton Holdings
R.L. de C.V.                                     International I B.V.
                                                 (Netherlands)



Operaciones de          Mexico          99.956%  Cutler-Hammer Inc.
Maquila de Juarez S.                             (U.S.)
de R.L. de C.V.                           .044%  Eaton Holdings I
                                                 B.V. (Netherlands)

Eaton s.a.m.            Monaco             100%

Eaton Automotive        Netherlands        100%  IKU Holding
B.V.                                             Montfoort B.V.

Eaton B.V.              Netherlands        100%  Eaton Holding
                                                 International I
                                                 B.V.

Eaton C.V.              Netherlands       99.9%  Eaton Holding III
(Partnership)                                    Limited (Cayman
                                                 Islands)
                                            .1%  Eaton International
                                                 Corporation (U.S.)

Eaton Holding B.V.      Netherlands        100%  Eaton B.V.

Eaton Holding           Netherlands        100%
International I B.V.

Eaton International     Netherlands        100%
B.V.

IKU Holding             Netherlands        100%  Eaton Holding B.V.
Montfoort B.V.

Eaton Finance B.V.      Netherlands        100%  Eaton B.V.

Technisch Bureau        Netherlands        100%  Eaton Holding B.V.
Hoevelaken B.V.

Vickers Systems         New Zealand        100%  Vickers
Limited                                          International Inc.

Aeroquip-Vickers        Panama             100%  Aeroquip A.G.
International Inc.

Cutler-Hammer Asia      Philippines        100%  Eaton
Corporation                                      International
                                                 Corporation (U.S.)

Eaton Automotive        Poland             100%  Eaton Automotive
Spolka z o.o.                                    Srl (Italy)



Eaton Controls          Poland             100%  Eaton Holding B.V.
Spolka z o.o.                                    (Netherlands)

Eaton Truck             Poland           93.98%  Eaton B.V.
Components S.A.                                  (Netherlands)

Aeroquip Singapore      Singapore          100%  Aeroquip
Pte. Limited                                     International Inc.

Aeroquip-Vickers        Singapore          100%  Vickers
Pte. Ltd.                                        International Inc.

Cutler-Hammer Pte.      Singapore          100%  Eaton
Ltd.                                             International
                                                 Corporation (U.S.)

Eaton Services Pte.     Singapore          100%  Eaton
Ltd.                                             Semiconductor
                                                 Equipment Inc.
                                                 (U.S.)

Vickers Systems Asia    Singapore          100%  Vickers
Pacific Pte. Ltd.                                International Inc.

Aeroquip South          South Africa       100%  Aeroquip
Africa (Pty.) Ltd.                               International Inc.

Eaton Truck             South Africa       100%  Eaton Limited
Components (Pty)                                 (United Kingdom)
Limited

Vickers Systems         South Korea        100%  Vickers
Korea Ltd.                                       International Inc.

Eaton Automotive        South Korea        100%  Eaton
Controls Limited                                 International
                                                 Corporation (U.S.)

Eaton Limited           South Korea        100%

Eaton Semiconductor     South Korea        100%  Eaton
Limited                                          Semiconductor
                                                 Equipment Inc.
                                                 (U.S.)

Fusion Pacific, Ltd.    South Korea        100%  Fusion Technology
                                                 International,
                                                 Inc.



Aeroquip Iberica        Spain              100%  Aeroquip
S.A.                                             International Inc.

Eaton S.A.              Spain            49.86%
                                         50.14%  Eaton
                                                 International B.V.
                                                 (Netherlands)

Eaton Ros S.A.          Spain              100%  Eaton S.A.

Productos Eaton         Spain               48%  Eaton S.A.
Livia S.A.                                  52%  Eaton
                                                 International B.V.
                                                 (Netherlands)

Vickers Systems AB      Sweden             100%  Vickers
                                                 International Inc.

Aeroquip A.G.           Switzerland        100%  Aeroquip
                                                 International Inc.

Eaton SA                Switzerland        100%

Eaton Technologies SA   Switzerland        100%  Eaton SA

Eaton Limited           Taiwan            19.4%
                                          80.6%  Eaton
                                                 International
                                                 Corporation (U.S.)

Modern Molded           Taiwan             100%  Eaton
Products Limited                                 International
                                                 Corporation (U.S.)

Vickers Systems Ltd.    Taiwan          99.996%  Vickers
                                                 International Inc.
                                          .001%  Aeroquip-Vickers
                                                 Inc.
                                          .001%  Aeroquip
                                                 Corporation
                                          .001%  Vickers,
                                                 Incorporated

Eaton Technologies      Thailand           100%
Limited

Rubberon Technology     Thailand           100%
Corporation Limited



Aeroquip-Vickers        United             100%  Eaton Holding Ltd.
Limited                 Kingdom

Cutler-Hammer Europa    United              50%  Eaton Limited
Pension Trustees        Kingdom             50%  Eaton Financial
Ltd.                                             Services Limited

Eaton Financial         United             100%  Eaton Limited
Services Limited        Kingdom


Eaton Holding           United             100%
Limited                 Kingdom

Eaton Limited           United             100%  Eaton Holding
                        Kingdom                  Limited

Eaton Shared            United             100%  Eaton Holding
Services Limited        Kingdom                  Limited

Fusion Europe Ltd.      United             100%  Fusion Technology
                        Kingdom                  International Inc.
                                                 (U.S.)

Aeroquip-Vickers        U.S. Virgin        100%  Aeroquip-Vickers
Export Trading          Islands                  Inc.
Company

Cutler-Hammer de        Venezuela          100%  Eaton
Venezuela S.A.                                   International
                                                 Corporation (U.S.)

(A) Other Eaton subsidiaries, most of which are inactive, are not listed above. If considered in the aggregate, they would not be material.

                        Eaton Corporation
                 1999 Annual Report on Form 10-K
                           Item 14(c)
                           Exhibit 23
                  Consent of Independent Auditors

We consent to the incorporation by reference in the following
Registration Statements and related Prospectuses of our report dated January 21, 2000, with respect to the consolidated financial statements of Eaton Corporation included in this Form 10-K for the year ended December 31, 1999:

Registration
Number             Description                     Filing Date
------------       -----------                     -----------
333-86391          Aeroquip-Vickers Savings
                   and Profit Sharing Plan -
                   Form S-8 Registration
                   Statement	                   September 2, 1999

333-86389          Eaton Corporation Executive
                   Strategic Incentive Plan -
                   Form S-8 Registration
                   Statement	                   September 2, 1999

333-77245          Eaton Corporation 401(k)
                   Savings Plan - Form S-8
                   Registration Statement       April 28, 1999

333-77243          Eaton Corporation Share
                   Purchase and Investment
                   Plan - Form S-8 Registration
                   Statement	                   April 28, 1999

333-74355          Eaton Corporation
                   $1,400,000,000 of Debt
                   Securities, Debt Warrants,
                   Common Shares and Preferred
                   Shares - Form S-3 Registration
                   Statement (Incuding Post
                   Effective Amendment No. 1 filed
                   on April 23, 1999 and Amendment
                   No. 2 filed on May 11, 1999)    March 12, 1999

333-62375          Eaton Corporation 1998
                   Stock Plan - Form S-8
                   Registration Statement          August 27, 1998

333-62373          Eaton Holding Limited U.K.
                   Savings-Related Share Option
                   Scheme [1998] - Form S-8
                   Registration Statement          August 27, 1998

333-46861          Eaton Limited U.K. Savings-
                   Related Share Option Scheme
                   [1991] - Form S-8 Registration
                   Statement                       February 25, 1998

333-40243          Eaton Corporation 172,489
                   Common Shares - Form S-3
                   Registration Statement          February 20, 1998

333-45575          Eaton Limited U.K. Savings-
                   Related Share Option Scheme
                   [1991] - Form S-8 Registration
                   Statement                       February 4, 1998

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

33-49779           Eaton Limited U.K. Savings-
                   Related Share Option Scheme
                   [1991] - Form S-8
                   Registration Statement          July 16, 1993

33-49393 &
33-12842           Eaton Corporation Stock
                   Option Plans - Form S-8
                   Registration Statement          March 9, 1993

33-15582           Eaton Limited U.K. Savings-
                   Related Share Option Scheme -
                   Form S-8 Registration
                   Statement                       July 7, 1987

                                               /s/ Ernst & Young LLP
Cleveland, Ohio
March 27, 2000

                       Eaton Corporation
                 1999 Annual Report on Form 10-K
                            Item 14(c)
                            Exhibit 24
                       Power of Attorney

	KNOW ALL MEN BY THESE PRESENTS: That each person whose name is signed below has made, constituted and appointed, and by this instrument does make, constitute and appoint, Adrian T. Dillon, Billie K. Rawot or William J. Nowak his or her true and lawful attorney, for him or her and in his or her name, place and stead to subscribe, as attorney-in-fact, his or her signature as Director or Officer or both, as the case may be, of Eaton Corporation, an Ohio corporation, to its Annual Report on Form 10-K for the year ended December 31, 1999 pursuant to the Securities Exchange Act of 1934, and to any and all amendments to that Annual Report, hereby giving and granting unto each such attorney-in-fact full power and authority to do and perform every act and thing whatsoever necessary to be done in the premises, as fully as he or she might or could do if personally present, hereby ratifying and confirming all that each such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.


	This Power of Attorney shall not apply to any Annual Report on Form 10-K or amendment thereto filed after December 31, 2000.


	IN WITNESS WHEREOF, this Power of Attorney has been signed this 23rd day of February, 2000.


/s/ Stephen R. Hardis                     /s/ Ned C. Lautenbach
----------------------------              ----------------------------
Stephen R. Hardis                         Ned C. Lautenbach
Chairman and Chief Executive              Director
Officer; Principal Executive
Officer; Director

/s/ Alexander M. Cutler                   /s/ John R. Miller
----------------------------              ----------------------------
Alexander M. Cutler                       John R. Miller
President and Chief Operating             Director
Officer; Director

/s/ Adrian T. Dillon                      /s/ Furman C. Moseley
----------------------------              ----------------------------
Adrian T. Dillon                          Furman C. Moseley
Executive Vice President -                Director
Chief Financial and Planning
Officer; Principal Financial
Officer

/s/ Billie K. Rawot                       /s/ Victor A. Pelson
----------------------------              ----------------------------
Billie K. Rawot                           Victor A. Pelson
Vice President and Controller;            Director
Principal Accounting Officer

/s/ Michael J. Critelli                   /s/ A. William Reynolds
----------------------------              ----------------------------
Michael J. Critelli                       A. William Reynolds
Director                                  Director

/s/ Phyllis B. Davis                      /s/ Gary L. Tooker
----------------------------              ----------------------------
Phyllis B. Davis                          Gary L. Tooker
Director                                  Director

/s/ Ernie Green
----------------------------
Ernie Green
Director