Form 10-Q
period 2000-03-31
EATON CORP
filed 2000-05-12
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended March 31, 2000
                     --------------


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

There were 72.7 million Common Shares outstanding as of March 31,
2000.

                  Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                            March 31,  December 31,
(Millions)                                     2000       1999
                                               ----       ----
ASSETS
Current assets
  Cash & short-term investments              $  101     $  165
  Accounts receivable                         1,406      1,267
  Inventories                                   975        965
  Deferred income taxes & other
    current assets                              438        385
                                             ------     ------
                                              2,920      2,782
Property, plant & equipment                   2,320      2,369
Goodwill                                      2,010      1,905
Other intangible assets                         620        625
Deferred income taxes & other assets            732        756
                                             ------     ------
                                             $8,602     $8,437
                                             ======     ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt & current portion of
    long-term debt                           $  927     $  970
  Accounts payable & other current
    liabilities                               1,697      1,679
                                             ------     ------
                                              2,624      2,649
Long-term debt                                2,104      1,915
Postretirement benefits other than pensions     671        667
Deferred income taxes & other liabilities       540        582
Shareholders' equity                          2,663      2,624
                                             ------     ------
                                             $8,602     $8,437
                                             ======     ======
See accompanying notes.

Eaton Corporation

Statements of Consolidated Income
                                                 Three Months Ended
                                                      March 31
                                                 ------------------
(Millions except for per share data)               2000     1999
                                                   ----     ----
Net sales                                        $2,325   $1,661

Costs & expenses
  Cost of products sold                           1,663    1,172
  Selling & administrative                          362      275
  Research & development                             84       71
                                                 ------   ------
                                                  2,109    1,518
                                                 ------   ------
Income from operations                              216      143

Other income (expense)
  Interest expense - net                            (44)     (21)
  Other - net                                        29        1
                                                 ------   ------
                                                    (15)     (20)
                                                 ------   ------
Income before income taxes                          201      123
Income taxes                                         70       39
                                                 ------   ------
Net income                                       $  131   $   84
                                                 ======   ======

Net income per Common Share
  Assuming dilution                              $ 1.77   $ 1.17
  Basic                                            1.80     1.18

Average number of Common Shares outstanding
  Assuming dilution                                73.8     72.2
  Basic                                            72.9     71.2

Cash dividends paid per Common Share             $  .44   $  .44

See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                                      Three Months Ended
                                                           March 31
                                                      ------------------
(Millions)                                             2000      1999
                                                       ----      ----
Net cash (used in) provided by operating activities
  Net income                                          $ 131     $  84
  Adjustments to reconcile to net cash (used in)
    provided by operating activities
      Depreciation                                       87        66
      Amortization                                       30        20
      Changes in operating assets & liabilities,
        excluding acquisitions and sales of
        businesses                                     (292)     (194)
      Other - net                                       (14)       17
                                                      -----     -----
                                                        (58)       (7)

Net cash (used in) provided by investing activities
  Acquisitions of businesses, less cash acquired        (27)      (11)
  Sales of corporate assets                              48
  Expenditures for property, plant & equipment          (65)      (77)
  Other - net                                            51         6
                                                      -----     -----
                                                          7       (82)

Net cash provided by (used in) financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                          464       103
      Payments                                         (574)     (284)
  Borrowings with original maturities of less than
    three months - net                                  273       249
  Cash dividends paid                                   (32)      (32)
  Purchase of Common Shares                             (96)
  Other                                                   2        (7)
                                                      -----     -----
                                                         37        29
                                                      -----     -----
Decrease in cash                                        (14)      (60)
Cash at beginning of year                                81        80
                                                      -----     -----
Cash at end of period                                 $  67     $  20
                                                      =====     =====
See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:

All references to net income per Common Share assume dilution, unless otherwise indicated.

Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

Acquisition of a Business
-------------------------
On April 9, 1999, the Company completed the acquisition of Aeroquip-Vickers, Inc. for $1.623 billion in cash. The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income for the first quarter of 1999 do not include the results of Aeroquip-Vickers. The operating results of Aeroquip-Vickers beginning with the second quarter of 1999 are reported in Business Segment Information in Fluid Power and Other Components.

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company has obtained independent appraisals of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives. The Company has substantially completed the review and determination of the fair values of the other assets acquired and liabilities assumed. A summary of the assets acquired and liabilities assumed in the acquisition follows (in millions):

Estimated fair values
  Assets acquired                               $1,757
  Liabilities assumed                           (1,185)
  Goodwill  (amortized by the straight-line
    method over forty years)                     1,051
                                                ------
Purchase price                                   1,623
Less cash acquired & liability for
  outstanding shares                               (32)
                                                ------
Net cash paid                                   $1,591
                                                ======

Unaudited pro forma results of operations for the three month period ended March 31, 1999 as if Eaton and Aeroquip-Vickers had been combined as of the beginning of that period, follow (in millions). The pro forma results do not include any cost savings or other effects of the planned integration of Eaton and Aeroquip-Vickers, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.
                               Pro forma
                           Three months ended
                             March 31, 1999
                           ------------------
Net sales                       $2,199
Net income                          73
Net income per Common Share
  Assuming dilution             $ 1.01
  Basic                           1.03

As a result of the acquisition of Aeroquip-Vickers, Eaton incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Aeroquip-Vickers locations, to involuntarily terminate Aeroquip-Vickers employees, and for other costs to integrate operating locations and other activities of Aeroquip-Vickers with Eaton. Generally accepted accounting principles require that these acquisition integration costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require that acquisition integration expenses which are associated with the generation of future revenues and have future economic benefit, and those associated with integrating Eaton operations into Aeroquip-Vickers locations, must be recorded as expense. These expenses are discussed in the "Unusual Charges" footnote. The components of the acquisition integration liabilities included in the purchase price allocation for Aeroquip-Vickers are as follows (in millions):

                          Workforce reductions           Plant
                          --------------------       consolidation
                          Employees    Dollars          & other          Total
                          ---------    -------       --------------      -----
1999                          470        $ 31             $  1            $ 32
Utilized in 1999             (460)        (28)              (1)            (29)
                            -----         ---              ---             ---
Balance at
  December 31, 1999            10           3                0               3
2000                        1,585          56               13              69
Utilized in the first
  quarter of 2000             (90)         (7)              (1)             (8)
                            -----         ---              ---             ---
Balance remaining at
  March 31, 2000            1,505        $ 52             $ 12            $ 64
                            =====         ===              ===             ===

The acquisition integration liabilities are based on the Company's current integration plan which focuses on three key areas of integration: 1) manufacturing process and supply chain rationalization, including plant closings, 2) elimination of redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities. Amounts provided in 2000 for workforce reductions primarily relate to plant closings and consolidations, for which decisions were finalized in the first quarter of 2000. Adjustments to these liabilities in the future, if any, will be 1) recorded as a reduction of net income, if the ultimate liability exceeds the estimate, or 2) recorded as a reduction of goodwill, if the ultimate amount of the liability is below the estimate.


Unusual Charges
---------------
The Company recorded charges of $8 million ($5 million aftertax, or $.07 per Common Share) in the first quarter of 2000 associated with the integration of Aeroquip-Vickers into the Company, as discussed in the "Acquisitions of Businesses" footnote. These charges primarily related to plant consolidation and other expenses, including fees paid to outside consultants, travel expenses, and relocation of inventory and equipment. These charges reduced operating profit of the Fluid Power and Other Components segment and are included in the Consolidated Statement of Income in Income from Operations.


Other Income (Expense)
---------------------
In the first quarter of 2000, the Company recorded a net pretax gain on the sale of corporate assets of $10 million ($7 million aftertax, or $.09 per Common Share) which was included in other income.


Possible Sale of Equity in Semiconductor Equipment Business
-----------------------------------------------------------
On May 5,2000, the Company announced that its wholly-owned subsidiary, Axcelis Technologies, Inc. had filed a registration statement with the Securities and Exchange Commission for an initial public offering (IPO) of common stock. Axcelis consists of all semiconductor operations of the Company.

After the offering, Eaton will own more than 80% of the shares of Axcelis. Eaton currently plans to complete a distribution of the remaining stock on a tax-free basis to Eaton shareholders approximately six months following the completion of the IPO, subject to receiving a favorable tax ruling from the Internal Revenue Service and Board of Directors' approval.

The registration statement has not yet become effective. These securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. There will not be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.


Refinancing of Debt
-------------------
In March 2000, the Company sold Euro 200 million of 6% notes due 2007. Net proceeds from the sale of the notes were used to reduce outstanding commercial paper and short-term notes that were issued in connection with the 1999 acquisition of Aeroquip-Vickers.


Comprehensive Income
--------------------
The principal difference between net income as historically reported in the Statements of Consolidated Income and comprehensive income are foreign currency translation adjustments recorded in Shareholders' Equity. Comprehensive income (loss) is as follows (in millions):

                                   Three Months Ended
                                        March 31
                                   -------------------
                                   2000          1999
                                   ----          ----
Net income                       $  131        $   84
Foreign currency translation
  and other adjustments	            (15)          (99)
                                 ------        ------
Comprehensive income  (loss)     $  116        $  (15)
                                 ======        ======


Inventories
-----------
                                 March 31,   December 31,
(Millions)                         2000          1999
                                   ----          ----
Raw materials                    $  364        $  341
Work-in-process and
  finished goods                    650           661
                                 ------        ------
Gross inventories at FIFO         1,014         1,002
Excess of current cost
  over LIFO cost                    (39)          (37)
                                 ------        ------
Net inventories                  $  975        $  965
                                 ======        ======

Net Income per Common Share
---------------------------
The calculation of net income per Common Share - assuming dilution and basic follows (millions except for per share data):

                                   Three Months Ended
                                        March 31
                                   ------------------
                                   2000          1999
                                   ----          ----
Net income                        $ 131         $  84
                                   ====          ====
Average number of Common Shares
  outstanding-assuming dilution    73.8          72.2
Less dilutive effect of stock
  options                            .9           1.0
                                   ----          ----
Average number of Common Shares
  outstanding-basic                72.9          71.2
                                   ====          ====
Net income per Common Share
  Assuming dilution               $1.77         $1.17
  Basic                            1.80          1.18


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

                                     Three Months Ended
                                          March 31
                                     ------------------
                                     2000          1999
                                     ----          ----
Income statement data
  Net sales                          $112          $111
  Gross profit                         33            30
  Net income                           13             2

                                   March 31,   December 31,
                                     2000          1999
                                     ----          ----
Balance sheet data
  Current assets                     $405          $354
  Noncurrent assets                   184           184
  Net intercompany payables           113            93
  Current liabilities                  87            92
  Noncurrent liabilities              141           115
  Minority interest                     6             3

Eaton Corporation

Business Segment Information
                                                Three Months Ended
                                                     March 31
                                                ------------------
(Millions)                                       2000       1999
                                                 ----       ----
Net sales
 Automotive Components                         $  497     $  478
 Fluid Power & Other Components                   665        159
 Industrial & Commercial Controls                 579        512
 Semiconductor Equipment                          141         57
 Truck Components                                 443        382
                                               ------     ------
Total ongoing operations                        2,325      1,588
Divested operations                                           73
                                               ------     ------
Total net sales                                $2,325     $1,661
                                               ======     ======

Operating profit (loss)
 Automotive Components                         $   74     $   62
 Fluid Power & Other Components                    67         22
 Industrial & Commercial Controls                  49         27
 Semiconductor Equipment                           27        (12)
 Truck Components                                  60         60
                                               ------     ------
Total ongoing operations                          277        159

Divested operations                                           15
Amortization of goodwill & other
  intangible assets                               (27)       (17)
Interest expense - net                            (44)       (21)
Corporate & other - net                            (5)       (13)
                                               ------     ------
Income before income taxes                     $  201     $  123
                                               ======     ======
See accompanying notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Sales for the first quarter of 2000 were $2.33 billion, an increase of 40% above the comparable period in 1999. All business segments reported record sales in the first quarter of 2000. As displayed in the Statement of Consolidated Income, Income from Operations of $216 million in the first quarter of 2000 increased 51% from the same period in 1999. These increases reflect the acquisition of Aeroquip-Vickers which was consolidated with the Company's results beginning in the second quarter of 1999. During the first quarter of 2000, Aeroquip-Vickers added about $.17 per share to the Company's earnings before restructuring charges.

During the first quarter of 2000, the Company recorded restructuring charges of $8 million ($5 million aftertax, or $.07 per Common Share). These charges were associated with the continuing integration of Aeroquip-Vickers into the Company and reduced operating profit of the Fluid Power and Other Components segment. The Company also recorded a net pretax gain on the sale of corporate assets of $10 million ($7 million aftertax, or $.09 per Common Share) which is included in corporate and other-net in Business Segment Information and in other income-net in the Statement of Consolidated Income.

Operating earnings per share during the first quarter of 2000, excluding restructuring charges and net gain on the sale of corporate assets, were $1.75, 50% above one year earlier. Including unusual items, net income in the first quarter of 2000 was $131 million compared to last year's $84 million. First quarter 2000 fully diluted earnings per share were $1.77, 51% from last year's first quarter of $1.17.

Automotive Components
---------------------
Automotive Components continued its consistent pattern of record performance and achieved all-time record sales in the first quarter of 2000 of $497 million, 4% above last year's record. Excluding the impact of the weak Euro, sales volume was up nearly 8%. This compares to a 7% increase in NAFTA light vehicle production, a 4% rise in Europe, and a nearly 30% rise in South American output.

Operating profit for the first quarter of 2000 of $74 million was also an all-time record, increasing 19% compared to the same period in 1999. This segment's differentiated product platforms drove the increase in operating profit.

Fluid Power & Other Components
-----------------------------
Fluid Power and Other Components achieved all-time record sales in the first quarter of 2000 reaching $665 million, nearly 320% above year earlier results. Including Aeroquip-Vickers in 1999 results on a pro forma basis, sales were off less than 1%. The Company is now anticipating stronger industry conditions. Commercial aircraft shipments seem to have bottomed and Aeroquip's fluid conveyance business continues modestly higher. The incipient rebound in Fluid Power markets is also encouraging. Industry orders were up over 10% in the first quarter, while the Company's orders were up 18%.

Before restructuring charges of $8 million, operating profit was $75 million for the first quarter of 2000, 240% ahead of last year.
Including Aeroquip-Vickers in 1999 results on a pro forma basis, profits were 39% higher than one year ago.

During the first quarter of 2000, the Company announced that its Aeroquip business unit acquired the Ocala, Florida-based clamps, flanges, seals and flexible joint business of Honeywell International, Inc.

Industrial & Commercial Controls
--------------------------------
Industrial and Commercial Controls sales in the first quarter of 2000 reached a record $579 million, 13% ahead of last year. This segment's sales growth continued to exceed the 8% rise in the North American market for electrical distribution equipment and industrial controls. The Company's Cutler-Hammer business achieved 12% year-to-year growth. The Company is seeing market share gains in its traditional business as well as a 20% rise in sales of Cutler-Hammer's Engineering Services and Systems business. In addition, sales of the Company's Navy Controls business were 70% above last year.

Operating profit for the first quarter of 2000 was a record $49 million, an increase of 81% compared to the same period in 1999. The increase in operating profit can be attributed to the increase in sales as well as the continuing benefits realized from the restructuring actions taken in 1998.

Semiconductor Equipment
-----------------------
Semiconductor Equipment sales in the first quarter of 2000 were a record $141 million, 147% above last year's comparable results. Current industry forecasts are now calling for a worldwide rise in semiconductor capital equipment purchases this year of over 40%, as part of what is expected to be a multi-year industry rebound. The Company is fully participating in this trend.

Operating profits were $27 million in the first quarter of 2000 compared to an operating loss of $12 million in last year's first quarter. These results reflect the benefits of the fundamental restructuring this business undertook during 1998 and early 1999.

On May 5,2000, the Company announced that its wholly-owned subsidiary, Axcelis Technologies, Inc. had filed a registration statement with the Securities and Exchange Commission for an initial public offering (IPO) of common stock. Axcelis consists of all semiconductor operations of the Company.

After the offering, Eaton will own more than 80% of the shares of Axcelis. Eaton currently plans to complete a distribution of the remaining stock on a tax-free basis to Eaton shareholders approximately six months following the completion of the IPO, subject to receiving a favorable tax ruling from the Internal Revenue Service and Board of Directors' approval.

The registration statement has not yet become effective. These securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. There will not be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Truck Components
----------------
Truck Components sales in the first quarter of 2000 were an all-time record of $443 million, 16% above last year's comparable results. This compares with an 8% rise in NAFTA Class 8 factory sales, a 5% rise in European commercial truck production, and a 4% drop in South American truck output. First quarter activity was even stronger than in last year's fourth quarter, and successful new product initiatives have enabled the Company to measurably outpace the market.

Operating profits in the first quarter of 2000 were $60 million, consistent with the same period in 1999. Struggling to meet surging demand, profits were reduced by about $14 million in extraordinary premium freight costs to keep customer lines running. These extraordinary expenses are not expected to continue during the rest of 2000.

Non-operating Income (Expense)
------------------------------
Amortization of goodwill and other intangible assets related to acquisitions of $27 million in the first quarter of 2000 increased by $10 million compared to the same period in 1999. The increase was primarily attributable to the amortization of goodwill and other intangible assets related to the acquisition of Aeroquip-Vickers.

Net interest expense of $44 million in the first quarter of 2000 increased by $23 million compared to the same period in 1999. The increase was primarily due to additional borrowings required to partially finance the acquisition of Aeroquip-Vickers.

Corporate and other expenses of $5 million in the first quarter of 2000 decreased by $8 million compared to the same period in 1999. The decrease was primarily attributable to the $10 million pretax gain on the sale of corporate assets in 2000.

Changes in Financial Condition
------------------------------
Total debt increased to $3.0 billion at March 31, 2000 from $2.9 billion at year-end 1999 primarily due to an increase in commercial paper to finance cash used in operating activities and the repurchases of Common Shares.

In March 2000, the Company sold Euro 200 million of 6% notes due 2007. Net proceeds from the sale of the notes were used to reduce outstanding commercial paper and short-term notes that were issued in connection with the 1999 acquisition of Aeroquip-Vickers.

On April 3, 2000, the Company entered into an additional $400 million credit facility with a five-year term. This agreement increased its total multi-year credit facility to $900 million, $500 million expiring in 2003 and $400 million expiring in 2005. The Company also entered into a $900 million credit facility with a 364-day term to replace the expired 364-day facility. The Company's credit facilities total $1.8 billion.

The Company remained in a strong financial position at March 31, 2000; net working capital increased to $296 million at March 31, 2000 from $133 million at the end of 1999 (the current ratio was 1.1 at each of those dates). The increase in accounts receivable was the primary cause of the increase in working capital.

In January 2000, to avoid the dilution of earnings per share resulting from the exercise of stock options, the Board of Directors authorized the purchase of up to $500 million of Common Shares over a five-year period. This authorization replaced the expired five million share repurchase program authorized in 1994. In the first quarter of 2000,
1.3 million shares were repurchased at a cost of $96 million primarily under the expired program.

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning the reorganization of, and an initial public offering for, the semiconductor equipment operations, industry conditions pertaining to Fluid Power and Other Components, corporate performance during the year 2000, semiconductor capital equipment purchases and expenses pertaining to Truck Components. Those statements should be used with caution.
They are subject to various risks and uncertainties, many of which are outside the control of the Company. Important factors which could cause actual results to differ materially from those in the forward-looking statements include market conditions for the initial public offering for the semiconductor equipment operations, market conditions pertaining to Fluid Power and Other Components, semiconductor equipment, and Truck Components, continuity of business relationships with and purchases by major customers, competitive pressure on sales and pricing, increases in material and other production costs which cannot be recouped in product pricing and global economic and financial conditions. We do not assume any obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of the Company's 1999 Annual Report on Form 10-K. Long-term debt increased to $2.1 billion at March 31, 2000 from $1.9 billion at the end of 1999. This increase is primarily due to the offering in March of Euro 200 million of 6% notes due 2007. The carrying value of this additional debt approximated its fair value at March 31, 2000. There were no other material changes during the three months ended March 31, 2000.

                  PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On April 25, 2000, the Company settled a pending claim with the Civil Division of the Department of Justice under the Clean Air Act. The settlement provided for a payment of $400,000, which the Company made on April 28, 2000. This matter was reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and related to the discharge of ozone depleting chemicals and the maintenance of refrigerant equipment by uncertified personnel of the Aeroquip Corporation facility at Fitzgerald, Georgia. This was a location acquired as part of the acquisition of Aeroquip-Vickers in April 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 26, 2000, at which shareholders re-elected three directors, elected one new director, adopted Amended Regulations and ratified the appointment of the accounting firm of Ernst & Young LLP as the Company's independent auditors for 2000.

Results of the voting in connection with each issue were as follows:

Voting on Directors            For         Withheld             Total
-------------------            ---         --------             -----
Alexander M. Cutler     63,082,925        1,525,116        64,608,041
Stephen R. Hardis       62,950,615        1,657,426        64,608,041
Deborah L. McCoy        63,097,586        1,510,455        64,608,041
Gary L. Tooker          63,133,583        1,474,458        64,608,041

Adoption of Amended Regulations
-------------------------------
In Favor      61,751,663
Against        2,149,988
Abstain          706,390
              ----------
Total         64,608,041
              ==========

Ratification of Independent Auditors
------------------------------------
In Favor      63,744,157
Against          415,528
Abstain          448,356
              ----------
Total         64,608,041
              ==========

The Company also announced at the Annual Meeting of Shareholders that Alexander M. Cutler will be elected Chairman and Chief Executive Officer when the current Chairman and Chief Executive Officer, Stephen
R. Hardis, retires on July 31, 2000.  Cutler, currently President and

Chief Operating Officer, will continue to serve as President when he assumes the office of Chairman.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

     1. On February 1, 2000, the Company filed a Current Report on Form 8-K regarding the fourth quarter 1999 earnings release.

     2. On February 3, 2000, the Company filed a Current Report on Form 8-K regarding the distribution agreement with Goldman, Sachs & Co. and Chase Securities for up to $800 million of the Company's medium-term notes.

     3. On February 25, 2000, the Company filed a Current Report on Form 8-K which included the 1999 financial statements and exhibits and the February 24, 2000 press release regarding the possible sale of a minority interest in the Semiconductor Equipment business.

     4. On February 29, 2000, the Company filed a Current Report on Form 8-K regarding the public offering outside the United States of Euro 200 million of 10-year notes.

     5. On March 29, 2000, the Company filed a Current Report on Form 8-K regarding the subscription agreement to sell, outside the United States, Euro 200 million of 6% notes due March 2007.

     6. On April 17, 2000, the Company filed a Current Report on Form 8-K regarding the first quarter 2000 earnings release.

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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  May 12, 2000             /s/ Adrian T. Dillon
                                ----------------------------
                                Adrian T. Dillon
                                Executive Vice President -
                                Chief Financial and Planning
                                Officer; Principal Financial
                                Officer

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