Form 10-Q
period 2000-06-30
EATON CORP
filed 2000-08-14
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended June 30, 2000
                     -------------


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

There were 72.9 million Common Shares outstanding as of June 30, 2000.

                Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                              June 30,  December 31,
(Millions)                                      2000      1999
                                                ----      ----
ASSETS
Current assets
  Cash & short-term investments               $  145    $  165
  Accounts receivable                          1,426     1,267
  Inventories                                    965       965
  Deferred income taxes & other
    current assets                               430       385
                                              ------    ------
                                               2,966     2,782
Property, plant & equipment                    2,285     2,369
Goodwill                                       2,009     1,905
Other intangible assets                          598       625
Deferred income taxes & other assets             756       756
                                              ------    ------
                                              $8,614    $8,437
                                              ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt & current portion of
    long-term debt                            $  425    $  970
  Accounts payable                               526       511
  Accrued compensation                           236       286
  Accrued income & other taxes                   178       257
  Other current liabilities                      770       625
                                              ------    ------
                                               2,135     2,649
Long-term debt                                 2,490     1,915
Postretirement benefits other than pensions      671       667
Deferred income taxes & other liabilities        550       582
Shareholders' equity                           2,768     2,624
                                              ------    ------
                                              $8,614    $8,437
                                              ======    ======

See accompanying notes.

Eaton Corporation

Statements of Consolidated Income
                                     Three Months Ended    Six Months Ended
                                           June 30             June 30
                                     ------------------    ----------------
(Millions except for per share data)    2000      1999      2000      1999
                                        ----      ----      ----      ----
Net sales                             $2,335    $2,300    $4,660    $3,961

Costs & expenses
  Cost of products sold                1,661     1,643     3,324     2,815
  Selling & administrative               356       354       718       629
  Research & development                  87        77       171       148
                                      ------    ------    ------    ------
                                       2,104     2,074     4,213     3,592
                                      ------    ------    ------    ------
Income from operations                   231       226       447       369

Other income (expense)
  Interest - net                         (45)      (44)      (89)      (65)
  Other - net                             32         4        61         5
                                      ------    ------    ------    ------
                                         (13)      (40)      (28)      (60)
                                      ------    ------    ------    ------
Income before income taxes               218       186       419       309
Income taxes                              73        61       143       100
                                      ------    ------    ------    ------
Net income                            $  145    $  125    $  276    $  209
                                      ======    ======    ======    ======

Net income per Common Share
  Assuming dilution                   $ 1.96    $ 1.71    $ 3.73    $ 2.88
  Basic                                 1.99      1.74      3.78      2.92

Average number of Common Shares
  outstanding
    Assuming dilution                   74.1      72.8      74.0      72.5
    Basic                               73.2      71.7      73.1      71.5

Cash dividends paid per Common Share  $  .44    $  .44    $  .88    $  .88


See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                                   Six Months Ended
                                                       June 30
                                                   ----------------
(Millions)                                          2000      1999
                                                    ----      ----
Net cash provided by operating activities
  Net income                                      $  276    $  209
  Adjustments to reconcile to net cash provided
    by operating activities
      Depreciation                                   167       151
      Amortization                                    64        50
      Changes in operating assets & liabilities,
        excluding acquisitions and sales of
        businesses                                  (320)     (319)
      Other - net                                     12        60
                                                  ------    ------
                                                     199       151

Net cash used in investing activities
  Acquisitions of businesses, less cash acquired     (28)   (1,593)
  Sales of corporate assets                           70
  Expenditures for property, plant & equipment      (150)     (183)
  Other - net                                         11        (8)
                                                  ------    ------
                                                     (97)   (1,784)

Net cash (used in) provided by financing activities
  Borrowings with original maturities of more
    than three months
      Proceeds                                       820       820
      Payments                                      (930)     (670)
  Borrowings with original maturities of less
    than three months - net                          159     1,481
  Cash dividends paid                                (64)      (63)
  Purchase of Common Shares                          (96)
  Other - net                                          6        11
                                                  ------    ------
                                                    (105)    1,579
                                                  ------    ------
Decrease in cash                                      (3)      (54)
Cash at beginning of year                             81        80
                                                  ------    ------
Cash at end of period                             $   78    $   26
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

Unusual Charges
---------------
Income in the second quarter of 2000 was reduced by restructuring charges of $10 million ($7 million aftertax, or $.09 per Common Share). Income in the first half of 2000 was reduced by restructuring charges of $18 million ($12 million aftertax, or $.16 per Common Share). These charges were associated with the integration of Aeroquip-Vickers into the Company as discussed in the "Acquisition of Aeroquip-Vickers, Inc." footnote. These charges primarily related to plant consolidation and other expenses, including fees paid to outside consultants, travel expenses, and relocation of inventory and equipment.

Income in the second quarter of 1999 was reduced by restructuring charges of $3 million ($2 million aftertax, or $.03 per Common Share). These charges were also associated with the integration of Aeroquip-Vickers into the Company.

The restructuring charges in 2000 and 1999 reduced operating profit of the Fluid Power and Other Components segment and were included in the Statements of Consolidated Income in Income from Operations.

Other Income (Expense)
---------------------
Income in the second quarter of 2000 was increased by a net pretax gain on the sale of a corporate asset of $12 million ($7 million aftertax, or $.10 per Common Share). Income in the first half of 2000 was increased by a net pretax gain on the sale of corporate assets of $22 million ($14 million aftertax, or $.19 per Common Share). These gains were included in other income-net in the Statements of Consolidated Income and in corporate and other-net in Business Segment Information.

Subsequent Event - Initial Public Offering of Axcelis Technologies, Inc.
------------------------------------------------------------------------
On April 26, 2000, the Company announced a plan to reorganize its semiconductor equipment operations into an independent, publicly held company. On June 30, 2000, the Company substantially completed the transfer of these operations to Axcelis Technologies, Inc. (Axcelis), a wholly-owned subsidiary. As a result, Axcelis includes all of the Company's operations that manufacture, sell and service capital equipment used in the production of semiconductors, including high- and medium- current implanters and high-energy implanters, and other products, including photostablizers, ozone and plasma ashers and thermal processing systems.

On July 10, 2000, Axcelis commenced an initial public offering (IPO) for the sale of 15,500,000 shares of common stock at $22 per share. The net proceeds from the IPO were $317.5 million and the number of outstanding shares of Axcelis common stock increased to 95,500,000. The net proceeds from the IPO, together with cash from other sources available to Axcelis, were used to pay a previously declared $300 million dividend to Eaton. These funds were used by Eaton to pay down outstanding commercial paper. On July 20, 2000, Axcelis completed the IPO by selling an additional 1,550,000 shares of its common stock due to the exercise of the underwriters' over-allotment option. The net proceeds from this sale were $32.1 million. Prior to the IPO, Eaton owned 100% of the 80,000,000 shares of outstanding Axcelis common stock. As a result of the IPO, Eaton now owns 82.4% of the 97,050,000 outstanding shares of Axcelis common stock.

Eaton currently plans to consummate its divestiture of the Axcelis common stock to Eaton's shareholders approximately six months following the IPO by distributing all of its shares of Axcelis common stock in a tax-free transaction to Eaton shareholders. The Company may accomplish this divestiture through a split-off, a spin-off or some combination of both transactions. The Company will, in its sole discretion, determine the timing, structure and terms of the divestiture of the remaining shares of Axcelis common stock that it owns. This planned divestiture is subject to receiving a private letter ruling from the Internal Revenue Service that the divestiture will be tax-free to the Company and its shareholders and that the Company's contribution of assets to Axcelis in connection with the separation from the Company will qualify as a tax-free reorganization for U.S. federal income tax purposes. The Company has filed such private letter ruling request.

Acquisition of Aeroquip-Vickers, Inc.
-------------------------------------
As discussed in the Company's 1999 Annual Report to Shareholders, on April 9, 1999, the acquisition of Aeroquip-Vickers, Inc. was completed for $1.623 billion in cash. The acquisition was accounted for by the purchase method of accounting and, accordingly, the operating results of the Company for the first quarter of 1999 do not include the results of Aeroquip-Vickers. Beginning with the second quarter of 1999, the operating results of Aeroquip-Vickers are reported in the Fluid Power and Other Components business segment.

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company has obtained independent appraisals of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives. The Company has completed the review and determination of the fair values of the other assets acquired and liabilities assumed. A summary of the assets acquired and liabilities assumed in the acquisition follows (in millions):

Estimated fair values
  Assets acquired                               $1,766
  Liabilities assumed                           (1,216)
  Goodwill (amortized by the straight-line
    method over forty years)                     1,073
                                                ------
Purchase price                                   1,623
Less cash acquired & liability for
  outstanding shares                               (31)
                                                ------
Net cash paid                                   $1,592
                                                ======


As a result of the acquisition of Aeroquip-Vickers, Eaton incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Aeroquip-Vickers locations, to involuntarily terminate Aeroquip-Vickers employees, and for other costs to integrate operating locations and other activities of Aeroquip-Vickers with Eaton. Generally accepted accounting principles require that these acquisition integration costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require that acquisition integration expenses which are associated with the generation of future revenues and have future economic benefit, and those associated with integrating Eaton operations into Aeroquip-Vickers locations, must be recorded as expense. These expenses are discussed in the "Unusual Charges" footnote. The components of the acquisition integration liabilities included in the purchase price allocation for Aeroquip-Vickers are as follows (in millions of dollars):

                          Workforce reductions         Plant
                          --------------------     consolidation
                          Employees    Dollars        & other        Total
                          ---------    -------     --------------    -----
Balance at
  December 31, 1999            10        $  3           $  0          $  3
2000                        1,670          62              8            70
Utilized in the first
  half of 2000               (190)        (12)            (1)          (13)
                            -----         ---            ---           ---
Balance remaining at
  June 30, 2000             1,490        $ 53           $  7          $ 60
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

Unaudited pro forma results of operations for the six-month period ended June 30, 1999 as if Eaton and Aeroquip-Vickers had been combined as of the beginning of that period, follow (in millions). The pro forma results do not include any cost savings or other effects of the planned integration of Eaton and Aeroquip-Vickers, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                   Pro forma
                                Six months ended
                                  June 30, 1999
                                ----------------
Net sales                            $4,499
Net income                              197
Net income per Common Share
  Assuming dilution                  $ 2.72
  Basic                                2.76

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

Comprehensive Income
--------------------
The principal difference between net income as historically reported in the Statements of Consolidated Income and comprehensive income are foreign currency translation adjustments recorded in Shareholders' Equity. Comprehensive income is as follows (in millions):

                                Three months ended   Six months ended
                                     June 30             June 30
                                ------------------   ----------------
                                 2000        1999     2000       1999
                                 ----        ----     ----       ----
Net income                       $145        $125     $276       $209
Foreign currency translation
  and other adjustments           (14)         (9)     (29)      (108)
                                 ----        ----     ----       ----
Comprehensive income             $131        $116     $247       $101
                                 ====        ====     ====       ====


Inventories
-----------
                               June 30,   December 31,
(Millions)                       2000        1999
                                 ----        ----
Raw materials                  $  402      $  341
Work-in-process and
  finished goods                  603         661
                               ------      ------
Gross inventories at FIFO       1,005       1,002
Excess of current cost
  over LIFO cost                  (40)        (37)
                               ------      ------
Net inventories                $  965      $  965
                               ======      ======


Net Income per Common Share
---------------------------
The calculation of net income per Common Share - assuming dilution and basic follows (millions except for per share data):

                                Three months ended   Six months ended
                                     June 30             June 30
                                ------------------   ----------------
                                 2000        1999     2000       1999
                                 ----        ----     ----       ----
Net income                      $ 145       $ 125    $ 276      $ 209
                                 ====        ====     ====       ====

Average number of Common Shares
  outstanding-assuming dilution  74.1        72.8     74.0       72.5
Less dilutive effect of stock
  options                          .9         1.1       .9        1.0
                                 ----        ----     ----       ----
Average number of Common Shares
  outstanding-basic              73.2        71.7     73.1       71.5
                                 ====        ====     ====       ====

Net income per Common Share
  Assuming dilution             $1.96       $1.71    $3.73      $2.88
  Basic                          1.99        1.74     3.78       2.92



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

                                 Six months ended
                                     June 30
                                ------------------
                                 2000        1999
                                 ----        ----
Income statement data
  Net sales                      $236        $245
  Gross profit                     71          70
  Net income                       31          17

                               June 30,   December 31,
                                 2000        1999
                                 ----        ----
Balance sheet data
  Current assets                 $352        $354
  Noncurrent assets               193         184
  Net intercompany payables        49          93
  Current liabilities              97          92
  Noncurrent liabilities          128         115
  Minority interest                 8           3

Eaton Corporation

Business Segment Information
                                  Three Months Ended    Six Months Ended
                                        June 30             June 30
                                  ------------------    ----------------
(Millions)                            2000      1999      2000      1999
                                      ----      ----      ----      ----
Net sales
  Automotive Components             $  479    $  480    $  976    $  958
  Fluid Power & Other Components       681       661     1,346       820
  Industrial & Commercial Controls     604       578     1,183     1,090
  Semiconductor Equipment              166        98       307       155
  Truck Components                     405       407       848       789
                                    ------    ------    ------    ------
Total ongoing operations             2,335     2,224     4,660     3,812
Divested operations                               76                 149
                                    ------    ------    ------    ------
Total net sales                     $2,335    $2,300    $4,660    $3,961
                                    ======    ======    ======    ======

Operating profit (loss)
  Automotive Components             $   65    $   65    $  139    $  127
  Fluid Power & Other Components        69        60       136        82
  Industrial & Commercial Controls      65        49       114        76
  Semiconductor Equipment               33        10        60        (2)
  Truck Components                      52        61       112       121
                                    ------    ------    ------    ------
Total ongoing operations               284       245       561       404

Divested operations                               16                  31
Amortization of goodwill & other
  intangible assets                    (27)      (27)      (54)      (44)
Interest expense - net                 (45)      (44)      (89)      (65)
Corporate & other - net                  6        (4)        1       (17)
                                    ------    ------    ------    ------
Income before income taxes          $  218    $  186    $  419    $  309
                                    ======    ======    ======    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
The Company reported record sales of $2.34 billion for the second quarter of 2000, 2% above the comparable period in 1999. Sales for the first half of 2000 were a record $4.66 billion, an increase of 18% from the comparable period in 1999. As displayed in the Statements of Consolidated Income, Income from Operations was $231 million in the second quarter of 2000 and $447 million in the first half of 2000, increasing 2% and 21% from the same periods in 1999, respectively.

These increases reflect the acquisition of Aeroquip-Vickers which were included in the Company's operating results beginning in the second quarter of 1999. During the second quarter of 2000, Aeroquip-Vickers added about $.19 per share to the Company's earnings before restructuring charges. The Company's performance also clearly demonstrated the benefits of the strategic and operating initiatives undertaken over the past several years. In the second quarter of 2000, operating margins in all of the Company's business segments were in double digits.

During the second quarter of 2000, income was reduced by restructuring charges of $10 million ($7 million aftertax, or $.09 per Common Share). During the first half of 2000, income was reduced by restructuring charges of $18 million ($12 million aftertax, or $.16 per Common
Share).

Income in the second quarter of 1999 was reduced by restructuring charges of $3 million ($2 million aftertax, or $.03 per Common Share).

The restructuring charges in 2000 and 1999 were associated with the integration of Aeroquip-Vickers into the Company, reduced operating profit of the Fluid Power and Other Components segment and were included in the Statements of Consolidated Income in Income from Operations.

During the second quarter of 2000, income was increased by a net pretax gain on the sale of a corporate asset of $12 million ($7 million aftertax, or $.10 per Common Share). In the first half of 2000, income was increased by a net pretax gain on the sale of corporate assets of $22 million ($14 million aftertax, or $.19 per Common Share). These gains were included in other income-net in the Statements of Consolidated Income and in corporate and other-net in Business Segment Information.

Including unusual items, net income in the second quarter of 2000 was a record $145 million, an increase of 16% from the comparable period in 1999. Second quarter 2000 diluted earnings per share reached a record $1.96, 15% above last year's $1.71. Net income for the first half 2000 was $276 million, an increase of 32% from the comparable period in 1999. Diluted earnings per share for the first half of 2000 were $3.73 compared to $2.88 for the same period in 1999.

Operating earnings per share represents earnings per share excluding restructuring charges and net gains on the sales of corporate assets. During the second quarter of 2000, operating earnings per share were $1.95, 12% above one year earlier, based on net income in the second quarter of 2000 of $145 million versus last year's $127 million. During the first half of 2000, operating earnings per share were a record $3.70 based on net income of $274 million as compared to last year's operating earnings per share of $2.91 and net income of $211 million. Operating earnings per share has been included because it is commonly used by financial analysts as one measure of a company's operating performance.

Automotive Components
---------------------
Sales in the second quarter of 2000 of $479 million were flat with last year's record results, with a 3% increase in sales volume essentially offset by the impact of a weaker Euro exchange rate. This compares to a 4% increase in NAFTA auto production, a 2% rise in Europe and a 24% rise in South American output. Compared to last year's 10% increase in sales, this year's relatively weak sales comparison represented a return to market trends. Sales in the first half of 2000 of $976 million increased 2% compared to the same period in 1999.

Operating profits in the second quarter of 2000 of $65 million were also flat compared to the same period in 1999. Operating profits for the first half of 2000 were $139 million, an increase of 9% compared to the same period in 1999. This segment's differentiated product platforms drove the increase in operating profit.

The Company will begin an expansion of its Eaton Supercharger capacity in Brazil to serve automotive customers in that region beginning in 2002.

Fluid Power & Other Components
------------------------------
Fluid Power and Other Components sales in the second quarter of 2000 were a record $681 million, 3% above year earlier results, with the lower Euro exchange rate reducing reported sales by about 3%. This 6% increase in sales volume compares to about a 7% rise in North American fluid power markets and a 1% decline in Aerospace markets. Sales in the first half of 2000 of $1.3 billion were 64% ahead of 1999's first half results. This increase is primarily attributable to the acquisition of Aeroquip-Vickers in April 1999.

Including restructuring charges, operating profits in the second quarter of 2000 were $69 million, 15% ahead of one year earlier. Operating profits for the first half of 2000 were $136 million, 66% ahead of comparable results in 1999. Before restructuring charges of $10 million in the second quarter of 2000, operating profits were $79 million, 25% above comparable profits last year. Before restructuring charges of $18 million in the first half of 2000, operating profits were $154 million, 81% above comparable profits in 1999. The increase in operating profits is primarily attributable to the acquisition of Aeroquip-Vickers.

The Company has been consistently cautious about the rebound in the North American hydraulics market. After a sharp rise over the past six months, the Company is seeing a mid-year pause in industry activity, with second quarter orders about 4% ahead of one year ago. On the other hand, it is increasingly clear to the Company that it has seen the bottom on commercial and military aircraft shipments, and its Aeroquip fluid conveyance business is reporting steady gains. Most important, the Company is pleased with the continuing integration efforts and remains comfortable that Aeroquip-Vickers will provide positive earnings during the third and fourth quarters of 2000.

Industrial & Commercial Controls
--------------------------------
Industrial and Commercial Controls sales reached a record $604 million in the second quarter of 2000, an increase of 5% from year earlier results. The Cutler-Hammer business continues to enjoy good momentum, with both shipments and orders up an above-market 8% in the second quarter. Sales in the first half of 2000 of $1.2 billion were 9% ahead of 1999's first half results.

Operating profits for the second quarter of 2000 were $65 million, an increase of 33% compared to the same period in 1999. Operating profits for the first half of 2000 were $114 million, an increase of 50% from comparable results in 1999. The increase in operating profit can be attributed to the increase in sales as well as the continuing benefits realized from the restructuring actions taken in recent years.

Semiconductor Equipment
-----------------------
Semiconductor Equipment sales in the second quarter of 2000 were a record $166 million, 69% above last year's comparable results. Sales in the first half of 2000 of $307 million were 98% above sales in the first half of 1999. The increase in sales was attributable to continued high levels of capital spending by semiconductor manufacturing customers, resulting in increased demand for the Company's semiconductor equipment products and services.

Operating profits in the second quarter of 2000 were also a record $33 million, triple one year ago. Operating profits for the first half of 2000 were $60 million compared to an operating loss of $2 million in the first half of 1999. These results reflect the increase in sales volume as well as the benefits from the fundamental restructuring this business undertook during 1998 and early 1999.

On April 26, 2000, the Company announced a plan to reorganize its semiconductor equipment operations into an independent, publicly held company. On June 30, 2000, the Company substantially completed the transfer of these operations to Axcelis Technologies, Inc. (Axcelis), a wholly-owned subsidiary. As a result, Axcelis includes all of the Company's operations that manufacture, sell and service capital equipment used in the production of semiconductors, including high- and medium- current implanters and high-energy implanters, and other products, including photostablizers, ozone and plasma ashers and thermal processing systems.

In July 2000, Axcelis completed an initial public offering (IPO) for the sale of 17,050,000 shares of common stock at $22 per share. The IPO is more fully discussed in the "Subsequent Event - Initial Public
Offering of Axcelis Technologies, Inc." footnote.

Truck Components
----------------
Truck Components sales in the second quarter of 2000 were $405 million, 1% below last year's comparable results. This compares to a 12% decline in NAFTA production of Class 8 trucks, flat NAFTA production of medium duty trucks, an 8% rise in European commercial vehicle production and a 27% jump in South American truck output. Sales in the first half of 2000 were $848 million, 7% ahead of year earlier results.

Operating profits in the second quarter of 2000 were $52 million, 15% below one year ago. Operating profits in the first half of 2000 were $112 million, a decrease of 7% compared to the same period in 1999.
Truck Components operating results continue to be whipsawed by the extraordinary volatility of the NAFTA heavy truck market. Over the past year alone, OEM factory sales of Class 8 trucks have surged from an annual rate of 300 thousand units to 355 thousand at the end of last year and back again to about 290 thousand in the quarter just ended.
Over that period, the Company has been incurring manufacturing variances in order to fulfill its obligations as the market leader to its customers, and as a result, operating results have continued below expectations. The Company is cautious about the anticipated significantly lower level of production in the heavy truck market in the second half of this year and is sizing the business accordingly.

Non-operating Income (Expense)
------------------------------
Amortization of goodwill and other intangible assets related to acquisitions of $27 million in the second quarter of 2000 was consistent with the same period in 1999. Amortization of $54 million in the first half of 2000 increased by 23% compared to the same period in 1999. The increase was primarily attributable to the amortization of goodwill and other intangible assets related to the acquisition of Aeroquip-Vickers.

Net interest expense of $45 million in the second quarter of 2000 increased by $1 million compared to the same period in 1999. Net interest expense of $89 million in the first half of 2000 increased 37% compared to the same period in 1999. The increase was primarily due to additional borrowings required to partially finance the acquisition of Aeroquip-Vickers.

Corporate and other income of $6 million in the second quarter of 2000 increased by $10 million compared to the same period in 1999. Corporate and other income of $1 million in the first half of 2000 increased by $18 million compared to the same period in 1999. The increases were primarily attributable to the pretax gains on the sales of corporate assets in 2000.

Changes in Financial Condition
------------------------------
The Company remained in a strong financial position at June 30, 2000; net working capital increased to $831 million at June 30, 2000 from $133 million at the end of 1999 (the current ratio was 1.4 and 1.1 at those dates, respectively). The increase in accounts receivable due to higher sales in 2000 and the reduction in short-term debt due to the long-term refinancing of commercial paper were the major causes of the increase in working capital.

Total debt of $2.9 billion at June 30, 2000 was consistent with year-end 1999. In March 2000, the Company sold Euro 200 million of 6% notes due 2007. Net proceeds from the sale of the notes were used to reduce outstanding commercial paper and short-term notes that were issued in connection with the 1999 acquisition of Aeroquip-Vickers.

On April 3, 2000, the Company entered into an additional $400 million credit facility with a five-year term. This agreement increased its total multi-year credit facility to $900 million, $500 million expiring in 2003 and $400 million expiring in 2005. The Company also entered into a $900 million credit facility with a 364-day term which replaces an expired 364-day facility. The Company's credit facilities total $1.8 billion and support outstanding commercial paper of $1.3 billion at June 30, 2000 of which $900 million is classified as long-term debt compared to $500 million at year-end 1999. On July 14, 2000, the 364-day facility was reduced by $300 million.

On July 26, 2000, to enhance shareholder value, the Board of Directors authorized the Company to spend up to $500 million to purchase shares of its common stock. This program is in addition to the $500 million, five-year purchase program authorized in January 2000. In the first half of 2000, 1.3 million shares were purchased at a cost of $96 million primarily under a previous program, which is now expired.

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning the North American hydraulics market, the expansion of Supercharger capacity in Brazil, the contribution of Aeroquip-Vickers to earnings for this year and the anticipated level of production in the heavy truck markets in the second half of this year. Those statements should be used with caution. They are subject to various risks and uncertainties, many of which are outside the control of the Company. Important factors which could cause actual results to differ materially from those in the forward-looking statements include the continuing demand for Superchargers and our ability to adhere to the timetable for our expansion of Supercharger capacity, our ability to implement successfully the integration of Aeroquip-Vickers, continuity of business relationships with and purchases by major customers, competitive pressure on sales and pricing, increases in material and other production costs that cannot be recouped in product pricing and global economic and financial conditions. We do not assume any obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of the Company's 1999 Annual Report on Form 10-K. Long-term debt increased to $2.5 billion at June 30, 2000 from $1.9 billion at the end of 1999. This increase is primarily due to the offering in March of Euro 200 million of 6% notes due 2007 and the increase in commercial paper classified as long-term debt. The carrying value of the Euro notes approximated its fair value at June 30, 2000. There were no other material changes in long-term debt during the six months ended June 30, 2000.

                    PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

1.  On April 17, 2000, the Company filed a Current Report on Form
8-K regarding the first quarter 2000 earnings release.

2. On July 31, 2000, the Company filed a Current Report on Form 8-K which included information concerning the initial public offering of Axcelis Technologies, Inc., Eaton's second quarter 2000 earnings release and the authorization of a share repurchase program.

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

                                  Eaton Corporation
                                  ----------------------------
                                  Registrant

Date:  August 14, 2000            /s/ Billie K. Rawot
                                  ----------------------------
                                  Billie K. Rawot
                                  Vice President and Controller;
                                  Principal Accounting Officer

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

        3(b)          Amended Regulations

       27             Financial Data Schedule

                       Eaton Corporation
                          Exhibit 3(b)
                     Amended Regulations
                As adopted by the Shareholders
                at the Annual Meeting held on
                        April 26, 2000


ARTICLE I
SHAREHOLDERS

SECTION 1 - ANNUAL MEETING

The annual meeting of the shareholders shall be held on the fourth Wednesday in April in each year, if not a legal holiday, and if a legal holiday, then on the next Wednesday not a legal holiday, for the purpose of electing directors and of considering reports to be laid before said meeting. The annual meeting shall be held at such hour and place as the Board of Directors may designate and cause to be stated in the notice of such meeting given to shareholders. Upon due notice there may also be considered and acted upon at an annual meeting any matter which could properly be considered and acted upon at a special meeting, in which case and for which purpose the annual meeting shall also be considered as, and shall be, a special meeting. In the event the annual meeting is not held or if directors are not elected thereat, a special meeting may be called and held for that purpose.

SECTION 2 - SPECIAL MEETINGS

Special meetings of the shareholders may be called by the Chairman, President or a Vice President, or by a majority of the members of the Board of Directors acting with or without a meeting, or by the persons who hold not less than fifty per cent of all the shares outstanding and entitled to be voted on the proposal to be submitted at said meeting.

Upon request in writing delivered either in person or by registered or certified mail, return receipt requested, to the President or Secretary by any persons entitled to call a meeting of shareholders, it shall be the duty of such President or Secretary forthwith to cause to be given to the shareholders entitled thereto notice of such meeting to be held on a date not less than seven nor more than sixty days after the receipt of such request, as such officer may fix. If such notice is not given within fifteen days after the delivery or mailing of such request, the persons calling the meeting may fix the time of meeting and give notice thereof as in the manner hereinafter provided, or cause such notice to be given by any designated representative.

SECTION 3 - PLACE OF MEETINGS

Any meeting of the shareholders of the Corporation may be held either within or without the State of Ohio.

SECTION 4 - NOTICE OF MEETINGS

Written notice stating the time, place, and purposes of a meeting of the shareholders shall be given either by personal delivery or by mail not less than seven nor more than sixty days before the date of the meeting to each shareholder of record entitled to notice of the meeting by or at the direction of the President or the Secretary or any other person required or permitted by these Regulations to give such notice. If mailed, such notice shall be addressed to the shareholder at the address of such shareholder appearing on the records of the Corporation. Notice of adjournment of a meeting need not be given if the time and place to which it is adjourned are fixed and announced at such meeting.

SECTION 5 - WAIVER OF NOTICE

Notice of the time, place, and purposes of any meeting of shareholders may be waived in writing, either before or after the holding of such meeting, by any shareholder, which writing shall be filed with or entered upon the records of the meeting. The attendance of any shareholder at any such meeting without protesting, prior to or at the commencement of the meeting, the lack of proper notice shall be deemed to be a waiver by such shareholder of notice of such meeting.

SECTION 6 - SHAREHOLDERS ENTITLED TO NOTICE AND TO VOTE

The Board of Directors may fix a future time not exceeding sixty days preceding any meeting of shareholders as a record date for the determination of the shareholders entitled to notice of and to vote at any such meeting or any adjournments thereof, and, in such case, only shareholders of record at the time so fixed shall be entitled to notice of and to vote at such meeting or any adjournments thereof. The Board of Directors may close the books of the Corporation against transfer of shares during the whole or any part of such period, including the date of the meeting of the shareholders and the period ending with the date, if any, to which adjourned. If the Board of Directors shall not fix a record date or close the books against transfer of shares as aforesaid, the shareholders of record at the date next preceding the day of the giving of notice of the meeting shall be entitled to notice thereof and the shareholders of record at the date next preceding the day of the meeting shall be entitled to vote thereat.

A shareholder of record on the record date or date of closing the books of the Corporation against transfers of shares fixed as aforesaid, shall not lose the right to vote at such meeting by reason of not being a shareholder at the date of such meeting.

At any meeting of shareholders a list of shareholders entitled to vote, alphabetically arranged, showing the addresses of, and the number and classes of shares held by, each shareholder on the date fixed for closing the books against transfers, or on the record date fixed as hereinbefore provided (or if no such date has been fixed, then on the date next preceding the day of the meeting), shall be produced on the request of any shareholder and such list shall be prima facie evidence of the ownership of shares and of the right of the shareholders to vote when certified by the Secretary or by the agent of the Corporation having charge of the transfers of the shares.

SECTION 7 - VOTING

Except when votes are cumulated in the election of directors as hereinafter provided and except as otherwise provided in the Articles, every shareholder of record at the time fixed as provided in these Regulations for the determination of the shareholders entitled to vote at such meeting shall be entitled to one vote on each proposal submitted to the meeting for each share standing in said shareholder's name at the time so fixed on which no installment is overdue and unpaid.

At a meeting of shareholders at which directors are to be elected, only persons nominated as candidates shall be eligible for election as directors.

At all elections of directors the candidates receiving the greatest number of votes shall be elected.

If notice in writing is given by any shareholder to the President, a Vice President, or the Secretary, not less than forty-eight hours before the time fixed for holding a meeting of the shareholders for the purpose of electing directors if notice of such meeting shall have been given at least ten days prior thereto, and otherwise not less than twenty-four hours before such time, that the shareholder desires that the voting at such election shall be cumulative, and if an announcement of the giving of such notice is made upon the convening of the meeting by the Chairman or Secretary or by or on behalf of the shareholder giving such notice, each shareholder shall have the right to cumulate such voting power as the shareholder possesses and to give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of such shareholder's votes, or to distribute the shareholder's votes on the same principle among two or more candidates, as the shareholder sees fit.


SECTION 8 - PROXIES

A. A person who is entitled to attend a shareholders' meeting, to vote at a shareholders' meeting, or to execute consents, waivers, or releases, may be represented at the meeting or vote at the meeting, may execute consents, waivers, and releases, and may exercise any of the person's other rights, by proxy or proxies appointed by a writing signed by the person, appointed by a verifiable communication authorized by the person, or appointed by any other means or in any other form now or hereafter permitted by Ohio Revised Code Chapter 1701 or any successor statute.

B. Any transmission that creates a record capable of authentication, including, but not limited to, a telegram, a cablegram, electronic mail, or an electronic, telephonic, or other transmission, that appears to have been transmitted by a person described in subsection A of this
Section 8, and that appoints a proxy is a sufficient verifiable communication to appoint a proxy. A photographic, photostatic, facsimile transmission, or equivalent reproduction of a writing that is signed by a person described in subsection A of this Section 8 and that appoints a proxy is a sufficient writing to appoint a proxy.

C. No appointment of a proxy is valid after the expiration of eleven months after it is made unless the writing or other form of proxy appointment specifies the date on which it is to expire or the length of time it is to continue in force.

D. Unless the writing or other form of proxy appointment otherwise provides:

(1)	Each proxy has the power of substitution, and, if three or
more proxies are appointed, a majority of them or of their substitutes may appoint one or more substitutes to act for all;

(2)	If more than one proxy is appointed, then (a) with respect
to voting or executing consents, waivers, or releases, or objections to consents at a shareholders' meeting, a majority of the proxies that attend the meeting, or if only one attends then that one, may exercise all the voting and consenting authority at the meeting; and if one or more attend and a majority do not agree on any particular issue, each proxy so attending shall be entitled to exercise that authority with respect to an equal number of shares; (b) with respect to exercising any other authority, a majority may act for all;

(3)	A revocable appointment of a proxy is not revoked by the
death or incompetency of the maker unless, before the vote is taken or the authority granted is otherwise exercised, written notice of the death or incompetency of the maker is received by the Corporation from the executor or administrator of the estate of the maker or from the fiduciary having control of the shares in respect of which the proxy was appointed;

(4)	The presence at a meeting of the person appointing a proxy
shall not revoke the appointment. Without affecting any vote previously taken, the person appointing a proxy may revoke a revocable appointment by a later appointment received by the Corporation or by giving notice of revocation to the Corporation in writing, by a verifiable communication, by other statutorily permissible means, or in open meeting.

Any signature on any instrument, or any reproduction of a signature on any photographic, photostatic, facsimile transmission or equivalent reproduction of any instrument, approved by the inspectors hereinafter provided for as genuine, or as a reproduction of a genuine signature, shall be deemed to be the signature of the shareholder whose name is signed thereon, or a reproduction of the genuine signature of such shareholder, as the case may be, and the falsity of such signature or of such reproduction shall in no manner impair the validity of such instrument or such reproduction of such instrument, or of any vote or action taken at such meeting, provided that such shareholder shall not have previously filed with the Corporation his or her authorized signature guaranteed by a reputable bank or trust company. Any record of a verifiable communication, or other statutorily permissible means of proxy appointment, approved by such inspectors as authentic shall be deemed to be authentic, and the falsity of such record shall in no manner impair the validity of such verifiable communication, or other statutorily permissible means of proxy appointment, or of any vote or action taken at such meeting.


SECTION 9 - ORGANIZATION OF MEETING

The Board of Directors in advance of any meeting of shareholders may appoint inspectors to act at such meeting or any adjournment thereof. If inspectors of election are not so appointed, the officer or person acting as chairman of any such meeting may, and on the request of any shareholder or proxy shall, make such appointment. In case any person appointed as inspector shall fail or refuse to appear or to act, the vacancy may be filled by appointment made by the Board of Directors in advance of the meeting, or at the meeting by the officer or person acting as chairman. If there are three or more inspectors, the decision, act, or certificate of a majority of them shall be effective in all respects as the decision, act, or certificate of all. The inspectors of election shall determine the number of shares outstanding, the voting rights with respect to each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity and effect of proxies. They shall also receive votes, ballots, assents, consents, waivers and releases, hear and determine all challenges and questions in any way arising in connection with the vote, count and tabulate all votes, assents, consents, waivers and releases, determine and announce the result, and do such acts as may be proper to conduct the election or vote with fairness to all shareholders. No inspector, whether appointed by the Board of Directors or by the officer or person acting as chairman, need be a shareholder.

On request, the inspectors shall make a report in writing of any challenge, question, or matter determined by them and execute a certificate of any fact found by them.

The certificate of the inspectors shall be prima facie evidence of the facts stated therein and of the vote as certified by them.

SECTION 10 - QUORUM

The shareholders present in person or by proxy at any meeting of shareholders shall constitute a quorum for such meeting, but no action required by law, the Articles, or these Regulations to be authorized or taken by the holders of a designated proportion of the shares of any particular class or of each class, may be authorized or taken by a lesser proportion.

The holders of a majority of the voting shares represented at a meeting, whether or not a quorum is present, may adjourn such meeting from time to time.

SECTION 11 - ACTION WITHOUT MEETING

Any action which may be authorized or taken at a meeting of shareholders may be authorized or taken without a meeting in a writing or writings signed by all of the shareholders who would be entitled to notice of a meeting of the shareholders held for such purpose, which writing or writings shall be filed with or entered upon the records of the Corporation

SECTION 12 - ACCOUNTS AND REPORTS TO SHAREHOLDERS

The Board of Directors shall cause to be kept and maintained adequate, correct and complete books and records of account, together with minutes of the proceedings of the incorporators, shareholders, directors, and committees of the directors, and records of the shareholders showing their names and addresses and the number and class of shares issued or transferred of record to or by them from time to time.

Any shareholder of the Corporation, upon written demand stating the specific purpose thereof, shall have the right to examine in person or by agent or attorney at any reasonable time and for any reasonable and proper purpose, the Articles of the Corporation, its Regulations, its books and records of account, minutes, the aforesaid records of shareholders, and voting trust agreements, if any, on file with the Corporation, and to make copies or extracts thereof.

At the annual meeting of shareholders, or the meeting held in lieu thereof, the officers of the Corporation shall lay before the shareholders a financial statement consisting of:

A.	A balance sheet containing a summary of the assets,
liabilities, stated capital, and surplus (showing separately any capital surplus arising from unrealized appreciation of assets, other capital surplus, and earned surplus) of the Corporation as of a date not more than four months before such meeting: if such meeting is an adjourned meeting, said balance sheet may be as of a date not more than four months before the date of the meeting as originally convened;

B.	A statement of profit and loss and surplus, including a summary of profits, dividends paid, and other changes in the surplus accounts of the Corporation for the period commencing with the date marking the end of the period for which the last preceding statement of profit and loss required under this section was made and ending with the date of said balance sheet.

The financial statement shall have appended thereto a certificate signed by the President or a Vice President or the Treasurer or an Assistant Treasurer of the Corporation or by a public accountant or firm of public accountants to the effect that the financial statement presents fairly the position of the Corporation and the results of its operations in conformity with generally accepted accounting principles applied on a basis consistent for the period covered thereby, or such other certificate as is in accordance with sound accounting practice.

Upon the written request of any shareholder made within sixty days after notice of any such meeting has been given, the Corporation1 not later than the fifth day after receiving such request or the fifth day before such meeting, whichever is the later date, shall mail to such shareholder a copy of such financial statement.

ARTICLE II

BOARD OF DIRECTORS

SECTION 1 - POWERS AND QUALIFICATION

All the capacity of the Corporation shall be vested in and all its authority, except as otherwise provided by law or by the Articles in regard to action required to be taken, authorized or approved by the shareholders, shall be exercised by the Board of Directors, which shall manage and conduct the business of the Corporation.

In discharging his or her duties, a director may, when acting in good faith, rely upon the books and records of the Corporation, upon reports made to the Corporation by an officer or employee or by any other person selected for the purpose with reasonable care by the Corporation, and upon financial statements or written reports prepared by an officer or employee of the Corporation in charge of its accounts or certified by a public accountant or firm of public accountants.

Each person elected a director of the Corporation shall within 60 days from the date of his or her election qualify as such by either (a) accepting in writing his or her election as a director, or (b) being present and acting as a director in a duly called meeting of the Board of Directors.

SECTION 2 - ELECTION, NUMBER AND TERM OF OFFICE

Directors shall be elected at the annual meeting of shareholders or, if not so elected, at a special meeting of the shareholders called for that purpose.

The Board of Directors shall be composed of fourteen members and shall be divided into three classes. The first and second classes shall consist of five members each, and the third class shall consist of four members. Directors elected at the first election for the first class shall hold office for a term of one year from the date of their election; directors elected at the first election for the second class shall hold office for a term of two years from the date of their election; and directors elected at the first election for the third class shall hold office for a term of three years from the date of their election. In each instance such directors shall hold office until their successors are chosen and qualified. At each annual election, the successors to the directors of each class whose term shall expire in that year shall be elected to hold office for a term of three years from the date of their election and until their successors are chosen and qualified.

All directors, for whatever terms elected, shall hold office subject to provisions of law, the Amended Articles and the Amended Regulations as to removals and the creation of vacancies.

The number of directors of any such class may be fixed or changed by resolution adopted by the vote of the shareholders entitled to exercise 66 2/3% of the voting power of the shares represented at a meeting called to elect directors in person or by proxy at such meeting and entitled to vote at such election, but in no event shall the number of directors of any class be less than three. No reduction in the number of directors shall have the effect of removing any director prior to the expiration of his or her term of office. In the event of any increase in the number of directors of any class, any additional directors elected to such class shall hold office for a term coincident with the term of such class.

The number of directors may also be changed by the directors by resolution adopted by the vote of a majority of the directors present at a meeting at which a quorum is present.

SECIION 3 - REMOVAL OF DIRECTORS AND FILLING VACANCIES

The office of a director shall become vacant if he or she dies or resigns.

The Board of Directors may remove any director and thereby create a vacancy in the Board:

1 - If the director is declared of unsound mind by an order of court, or is adjudicated a bankrupt;
2 - If the director does not qualify within sixty days as provided by these Regulations.

Any vacancy in the Board of Directors may be filled for the unexpired term by the remaining director or directors, though less than a majority of the whole Board, by a vote of a majority of their number. Within the meaning of this section a vacancy or vacancies shall be deemed to exist in case the shareholders shall increase the authorized number of directors but shall fail at the meeting at which such increase is authorized, or an adjournment thereof, to elect the additional directors so provided for, or in case the shareholders fail at any time to elect the whole authorized number of directors. A vacancy or vacancies shall also be deemed to exist within the meaning of this section in case the directors shall increase the authorized number of directors.

All the directors, or all the directors of a particular class, or any individual director, may be removed from office by the vote of the holders of 66 2/3% of the voting power entitling them to elect directors in place of those to be removed, provided that unless all the directors, or all the directors of a particular class, are removed, no individual director shall be removed in case the votes of a sufficient number of shares are cast against his or her removal which, if cumulatively voted at an election of all the directors, or all the directors of a particular class, as the case may be, would be sufficient to elect at least one director. In case of any such removal, a new director may be elected at the same meeting for the unexpired term of each director removed. Failure to elect a director to fill the unexpired term of any director removed shall be deemed to create a vacancy in the board.

SECTION 4 - MEETINGS

Meetings of the Board of Directors may be held at any time within or without the State of Ohio. Such meetings may be held through any communications equipment if all persons participating can hear each other and participation in a meeting pursuant to this paragraph shall constitute presence at such meeting.

Regular meetings of the Board of Directors shall be held immediately after the annual meetings of the shareholders and at such other stated times as may be fixed by the Board of Directors, and such regular meetings may be held without further notice.

Special meetings of the Board of Directors may be called by the Chairman of the Board or by the President of the Corporation, or by not less than one-third of the directors. Notice of the time and place of such meetings shall be served upon or telephoned to each director at least twenty-four hours, or given by mail, telegram or cablegram to each director at his or her address as shown by the books of the Corporation at least forty-eight hours, prior to the time of the meeting. Such notice may be waived in writing by any director, either before or after the meeting. Attendance at the meeting by a director without protesting, prior to or at the commencement of the meeting, the lack of proper notice, shall constitute waiver of such notice by such director

SECTION 5 - QUORUM

A majority of the whole authorized number of directors is necessary to constitute a quorum for a meeting of the directors, except that a majority of the directors in office constitutes a quorum for filling a vacancy in the Board. The act of a majority of the directors present at a meeting at which a quorum is present is the act of the Board, unless the act of a greater number is required by the Articles or these Regulations.

SECTION 6 - ACTION WITHOUT MEETING

Any action which may be authorized or taken at a meeting of the Board of Directors may be authorized or taken without a meeting with the affirmative vote or approval of, and in a writing or writings signed by all, of the directors, which writing or writings shall be filed with or entered upon the records of the Corporation.

SECTION 7 - FIXING OF RECORD DATE

A.	For any lawful purpose, including, without limitation, the
determination of the shareholders who are entitled to:

(1)	receive notice of or to vote at a meeting of shareholders;

(2)	receive payment of any dividend or distribution;

(3)	receive or exercise rights of purchase of or subscription
for, or exchange or conversion of, shares or other securities, subject to contract rights with respect thereto; or

(4)	participate in the execution of written consents, waivers
or releases,

the directors may fix a record date which shall not be a date earlier than the date on which the record date is fixed and, in the cases provided for in clauses (1), (2), and (3) above, shall not be more than sixty days preceding the date of the meeting of the shareholders, or the date fixed for the payment of any dividend or distribution, or the date fixed for the receipt or the exercise of rights, as the case may be.

B.	If a meeting of the shareholders is called by persons entitled to call the same, or action is taken by shareholders without a meeting, and if the directors fail to refuse, within such time as the persons calling such meeting or initiating such other action may request, to fix a record date for the purpose of clause (1) or (4) of division A of this section, then the persons calling such meeting or initiating such other action may fix a record date for such purpose, subject to the limitations set forth in division A of this section.

C. The record date for the purpose of clause (1) of division A of this section shall continue to be the record date for all adjournments of such meeting, unless the directors or the persons who shall have fixed the original record date shall, subject to the limitations set forth in division A of this section, fix another date, and in case a new record date is so fixed, notice thereof and of the date to which the meeting shall have been adjourned shall be given to shareholders of record as of said date in accordance with the same requirements as those applying to a meeting newly called.

D. The directors may close the share transfer books against transfers of shares during the whole or any part of the period provided for in division A above, including the date of the meeting of the shareholders and the period ending with the date, if any, to which adjourned.

E. If no record date is fixed therefor, the record date for determining the shareholders who are entitled to receive notice of, or who are entitled to vote at, a meeting of shareholders, shall be the date next preceding the day on which notice is given, or the date next preceding the day on which the meeting is held, as the case may be.

F. The record date for a change of shares shall be the time when the certificate of amendment or of amended Articles effecting such change is filed in the office of the Secretary of State.

SECTION 8 - COMMITTEES

The Board of Directors may from time to time create an Executive Committee, a Finance Committee and such other committees as it may deem to be advisable and may delegate to any such committee any of the powers of the Board of Directors, other than that of filling vacancies among the directors or in any committee of the directors. Any such committee shall be composed of not less than three members of the Board of Directors to serve until otherwise ordered by the Board of Directors and shall act only in the interval between meetings of the Board of Directors and shall be subject at all times to the control and direction of the Board of Directors. The Board of Directors may appoint one or more directors as alternate members of any such committee, who may take the place of any absent member or members at any meeting of such committee.

Any such committee may act by a writing or writings signed by all its members or by a majority of any such committee present at a meeting at which a quorum is present. Meetings of any committee may be held at any time within or without Ohio and through any communications equipment if all persons participating can hear each other. Participation through use of communications equipment shall constitute presence at the meeting. A majority of the whole authorized number of members of any such committee is necessary to constitute a quorum for a meeting of that committee. Any act or authorization of an act by any such committee within the authority delegated to it shall be as effective for all purposes as the act or authorization of the Board of Directors.

ARTICLE III

OFFICERS

SECTION 1 - OFFICERS

The Corporation shall have a Chairman of the Board of Directors and a President (both of whom shall be members of the Board of Directors), a Secretary, a Treasurer and a Controller, all of whom shall be elected by the Board of Directors. The Corporation may also have one or more Vice Presidents, Assistant Secretaries, Assistant Treasurers, Assistant Controllers and such other officers as the Board may deem advisable, all of whom shall be elected by the Board of Directors. All officers shall hold office for one year and until their successors are elected and qualified, unless otherwise specified by the Board of Directors, provided, however, that any officer shall be subject to removal, with or without cause, at any time by the vote of a majority of the Board of Directors. The election of an officer for a given term, or a general provision in the Articles or these Regulations with respect to term of office, shall not be deemed to create contract rights

Any two or more offices may be held by the same person, but no officer shall execute, acknowledge or verify any instrument in more than one capacity if such instrument is required by law or by the Articles or these Regulations to be executed, acknowledged or verified by two or more officers.

SECTION 2 - CHAIRMAN OF THE BOARD

The Chairman of the Board shall preside at all meetings of the shareholders and of the Board of Directors, shall supervise and direct the Corporation's affairs and the administration thereof by the other executive officers of the Corporation and shall have such other powers and duties as may be assigned to or vested in him or her by the Board of Directors.


SECTION 3 - THE PRESIDENT

The President, in the absence of the Chairman of the Board, shall preside at all meetings of the shareholders and of the Board of Directors. Subject to the direction of the Board of Directors, the Executive Committee and the Chairman of the Board, the President shall have general charge and authority over the business of the Corporation. The President shall from time to time make such reports of the business of the Corporation as the Board of Directors may require. The President shall perform such other duties and have such powers as are assigned to or vested in him or her by the Board of Directors.

SECTION 4 - THE VICE PRESIDENT

The Vice President, or, if there be more than one, the Vice
Presidents, in order of their seniority by designation (or if not designated, in order of their seniority of election), shall perform the duties of the President in his or her absence or during his or her disability to act. The Vice Presidents shall have such other duties and powers as may be assigned to or vested in them by the Board of Directors or the Executive Committee.

SECTION 5 - THE SECRETARY

The Secretary shall issue notices of all meetings for which notice is required to be given, shall keep the minutes of all meetings, shall have charge of the corporate seal and corporate record books, shall cause to be prepared for each meeting of shareholders the list of shareholders referred to in Section 6 of Article I hereof, and shall have such other powers and perform such other duties as are assigned to or vested in him or her by the Board of Directors or the Executive Committee.

SECTION 6 - THE TREASURER AND THE CONTROLLER

(a) The Treasurer shall be the financial officer of the Corporation. The Treasurer shall have the custody of all moneys and securities of the Corporation and shall keep adequate and correct accounts of the Corporation's receipts and disbursements, including records of customers' credits and collections. The funds of the Corporation shall be deposited in the name of the Corporation by the Treasurer in such depositories as the Board of Directors may from time to time designate. The Treasurer shall have such other powers and perform such other duties as are assigned to or vested in him or her by the Board of Directors or the Executive Committee.

(b) The Controller shall be the accounting officer of the Corporation. The Controller shall keep adequate and correct accounts of the Corporation's business transactions (except those kept by the Treasurer as herein provided), including accounts of its assets, liabilities, gains, losses, stated capital and shares. He or she shall prepare and lay before the shareholders' meetings the data referred to in Section 12 of Article I hereof, and shall mail copies of such data as required in said section to any shareholder requesting same. The Controller shall have such other powers and perform such other duties as are assigned to or vested in him or her by the Board of Directors or the Executive Committee.

SECTION 7 - OTHER OFFICERS

Other officers of the Corporation shall have such powers and duties as may be assigned to or vested in them by the Board of Directors or the Executive Committee.

SECTION 8 - AUTHORITY TO SIGN

Share certificates shall be signed as hereinafter in Article V provided. Except as otherwise specifically provided by the Board of Directors or the Executive Committee of the Corporation, checks, notes, drafts, contracts or other instruments authorized by the Board of Directors or the Executive Committee may be executed and delivered on behalf of the Corporation by the Chairman of the Board, the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer.


SECTION 9 - DUTIES OF OFFICERS MAY BE DELEGATED

In case of the absence or disability of an officer of the Corporation, or for any other reason that may seem sufficient to the

Board, the Board of Directors may for the time being, delegate his or her powers and duties to any other officer or to any director.

ARTICLE IV

SALARIES, COMPENSATION AND INDEMNIFICATION

SECTION 1 - SALARIES AND COMPENSATION

The Board of Directors may fix the pay of all officers. The Board may also allow compensation to members of any committee. The Board may vote compensation to any director for attendance at meetings or for any special services.

SECTION 2 - INDEMNIFICATION

(a) The Corporation shall indemnify any director, officer or employee and any former director, officer or employee of the Corporation and any such director, officer or employee who is or has served at the request of the Corporation as a director, officer or trustee of another corporation, partnership, joint venture, trust or other enterprise (and his or her heirs, executors and administrators) against expenses, including attorney's fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by such person by reason of the fact that he or she is or was such director, officer, employee or trustee in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, to the full extent permitted by applicable law. The indemnification provided for herein shall not be deemed to restrict the right of the Corporation to indemnify agents and others to the extent not prohibited by law. The Corporation may purchase and maintain insurance or furnish similar protection on behalf of or for any person who is or was a director, officer, employee or agent of the Corporation, or any person who is or was serving at the request of the Corporation as a director, officer, trustee, employee or agent of another corporation, joint venture, partnership, trust or other enterprise against any liability asserted against such person or incurred by him or her in any such capacity or arising out of his or her status as such.

(b) The Corporation is expressly authorized to enter into any indemnification or insurance agreements with or on the behalf of any person who is or was a director, officer, employee or designated agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or designated agent of another corporation, partnership, joint venture, trust or other enterprise, in accordance with the terms of this Article IV or the laws of the State of Ohio. Such agreements may include, but are not limited to, agreements providing for indemnification or the advancement of expenses, agreements providing for insurance, indemnification or the advancement of expenses by way of self-insurance, whether or not funded through the use of a trust, escrow agreement, letter of credit, or other arrangement, in accordance with subsection (a) of this Section 2, and agreements providing for insurance or indemnification through the commercial insurance market.

ARTICLE V

CERTIFICATES

SECTION 1 - CERTIFICATES

Each shareholder of the Corporation shall be entitled to a certificate signed by the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, evidencing the number and class of paid-up shares held by such shareholder in the Corporation, but no certificate for shares shall be executed or delivered until such shares are fully paid, provided, however, that when any such certificate is countersigned by an incorporated transfer agent or registrar, the signature of any such officer upon such certificate may be facsimile, engraved, stamped or printed.

In case any officer or officers, who shall have signed, or whose facsimile signature shall have been engraved, stamped or printed on any certificate or certificates for shares, shall cease to be such officer or officers of the Corporation, because of death, resignation, or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates, if authenticated by the endorsement thereon of the signature of an incorporated transfer agent or registrar, shall nevertheless be conclusively deemed to have been adopted by the Corporation by the use and delivery thereof and shall be effective in all respects when delivered.

Such certificates shall be in such form as shall be approved by the Board of Directors and shall contain such statements as are required by the Ohio General Corporation Law.

SECTION 2 - TRANSFER AND REGISTRATION

The Board of Directors shall have authority to make such rules and regulations, not inconsistent with law, the Articles or these Regulations, as it deems expedient concerning the execution, delivery, transfer and registration of share certificates and may appoint incorporated transfer agents and registrars thereof.

Transfer books may be kept in any state of the United States or in any foreign country for the purpose of transferring shares issued by the Corporation; but if no transfer agent is appointed to act in this State, the Corporation shall keep an office in this State at which shares shall be transferable, and at which it shall keep books in which shall be recorded the names and addresses of all shareholders, and all transfers of shares.

SECTION 3 - SUBSTITUTED CERTIFICATES

Any person claiming a share certificate to have been lost, destroyed or stolen, shall make an affidavit or affirmation of that fact, and if required by the Board of Directors shall advertise the same in such manner as the Board of Directors may require, and shall give the Corporation, its transfer agents and its registrars a bond of indemnity, in form and with one or more sureties satisfactory to the Board or anyone designated by the Board with authority to act thereon, whereupon a new certificate may be executed and delivered of the same tenor and for the same number of shares as the one alleged to have been lost, destroyed or stolen.

ARTICLE VI

VOTING UPON STOCKS

SECTION 1 - VOTING UPON STOCKS

Unless otherwise ordered by the Board of Directors, the Chairman of the Board, the President, a Vice President, the Secretary or the Treasurer of the Corporation, or a proxy appointed by any such officer, shall have full power and authority on behalf of the Corporation to attend, to act and to vote at any meeting of shareholders and to execute consents, waivers and releases relating to the affairs of any other corporation, domestic or foreign, for profit or non-profit, in which the Corporation may hold stock or membership, and at any such meeting shall possess and may exercise any and all of the rights and powers incident to the ownership of such stock and which as the owner thereof the Corporation would have possessed and might have exercised if present. The Board of Directors by resolution from time to time may confer like powers upon any other person or persons.

ARTICLE VII

CORPORATE SEAL

SECTION 1 - CORPORATE SEAL

The seal of the Corporation shall be circular in form with the name of the Corporation followed by the words "Cleveland, Ohio" stamped around the margin, and the words "Corporate Seal" stamped across the center.

ARTICLE VIII

AMENDMENTS

SECTION 1 - AMENDMENTS

The Regulations of the Corporation may be amended or added to by the affirmative vote of the shareholders of record entitled to exercise a majority of the voting power on such proposal or, without a meeting, by the written consent of the shareholders of record entitled to exercise 66 2/3% of the voting power on such proposal. Notwithstanding anything to the contrary contained herein, to amend, repeal or add to Article I
- Section 2, Article II - Section 2, the last paragraph of Article II -

Sections or this paragraph of Article VIII - Section 1, shall require the affirmative vote at a meeting of the shareholders of record entitled to exercise 66 2/3% of the voting power on such proposal, unless such action is recommended by two-thirds of the members of the Board of Directors.

If an amendment is adopted by written consent without a meeting of the shareholders, it shall be the duty of the Secretary to enter the amendment in the records of the Corporation and to mail a copy of such amendment to each shareholder of record who would be entitled to vote thereon and did not participate in the adoption thereof.


CERTIFICATE

The undersigned, the duly elected, qualified and acting Secretary of Eaton Corporation, an Ohio corporation having its principal office in Cleveland, Ohio, hereby certifies that the foregoing is a true and correct copy of the Amended Regulations of said corporation which were duly adopted by the affirmative vote of the shareholders of record of said corporation entitled to exercise a majority of the voting power on such proposal, to supersede and take the place of the theretofore existing Amended Regulations, at the Annual Meeting of said shareholders on April 26, 2000, and that the foregoing Amended Regulations are in full force and effect, without amendment or modification, on the date of this certificate.


Dated: April 26, 2000

/s/ E. R. Franklin
------------------
E. R. Franklin
Secretary of Eaton Corporation