Form 10-Q
period 2000-09-30
EATON CORP
filed 2000-10-24
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended September 30, 2000
                     ------------------


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

There were 70.0 million Common Shares outstanding as of September 30,
2000.

                Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                           September 30,   December 31,
(Millions)                                      2000           1999
                                                ----           ----
ASSETS
  Cash & short-term investments               $  201         $  165
  Accounts receivable                          1,356          1,267
  Inventories                                    981            965
  Deferred income taxes & other
    current assets                               438            385
                                              ------         ------
                                               2,976          2,782
Property, plant & equipment                    2,276          2,369
Goodwill                                       2,044          1,905
Other intangible assets                          587            625
Deferred income taxes & other assets             801            756
                                              ------         ------
                                              $8,684         $8,437
                                              ======         ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt & current portion of
    long-term debt                            $  371         $  970
  Accounts payable                               452            511
  Accrued compensation                           239            286
  Accrued income & other taxes                   206            257
  Other current liabilities                      780            625
                                              ------         ------
                                               2,048          2,649
Long-term debt                                 2,447          1,915
Postretirement benefits other than pensions      675            667
Deferred income taxes & other liabilities        642            582
Shareholders' equity                           2,872          2,624
                                              ------         ------
                                              $8,684         $8,437
                                              ======         ======

See accompanying notes.

Eaton Corporation

Statements of Consolidated Income
                                   Three Months Ended Nine Months Ended
                                      September 30       September 30
                                   ------------------  ----------------
(Millions except for per share data)    2000    1999      2000    1999
                                        ----    ----      ----    ----
Net sales                             $2,191  $2,227    $6,851  $6,188

Costs & expenses
  Cost of products sold                1,596   1,612     4,920   4,427
  Selling & administrative               337     349     1,055     978
  Research & development                  86      82       257     230
                                      ------  ------    ------  ------
                                       2,019   2,043     6,232   5,635
                                      ------  ------    ------  ------
Income from operations                   172     184       619     553

Other income (expense)
  Interest - net                         (40)    (47)     (129)   (112)
  Gain on sales of businesses                    133               133
  Other - net                              8      16        69      21
                                      ------  ------    ------  ------
                                         (32)    102       (60)     42
                                      ------  ------    ------  ------
Income before income taxes               140     286       559     595
Income taxes                              47     102       190     202
                                      ------  ------    ------  ------
Net income                            $   93  $  184    $  369  $  393
                                      ======  ======    ======  ======

Net income per Common Share
  Assuming dilution                  $  1.28  $ 2.46    $ 5.02   $5.35
  Basic                                 1.29    2.52      5.08    5.44

Average number of Common Shares
  outstanding
    Assuming dilution                   72.8    74.9      73.5    73.4
    Basic                               72.0    73.2      72.6    72.2

Cash dividends paid per Common Share  $  .44  $  .44    $ 1.32  $ 1.32


See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                                   Nine Months Ended
                                                     September 30
                                                   -----------------
(Millions)                                          2000      1999
                                                    ----      ----
Net cash provided by operating activities
  Net income                                      $  369    $  393
  Adjustments to reconcile to net cash provided
    by operating activities
      Depreciation                                   250       237
      Amortization                                   104        86
      Gain on sales of businesses & corporate assets (23)     (133)
      Changes in operating assets & liabilities,
        excluding acquisitions and sales of
        businesses                                  (336)     (168)
      Other - net                                      7        38
                                                  ------    ------
                                                     371       453
                                                  ------    ------
Net cash used in investing activities
  Expenditures for property, plant & equipment      (237)     (313)
  Acquisitions of businesses, less cash acquired    (110)   (1,601)
  Sale of minority interest in Axcelis
    Technologies, Inc.                      	     349
  Sales of businesses and corporate assets		73       172
  Net change in short-term investments   		     (89)       15
  Other - net                                        (11)      (33)
                                                  ------    ------
                                                     (25)   (1,760)
								  ------	------
Net cash (used in) provided by financing activities
  Borrowings with original maturities of more
    than three months
      Proceeds                                     1,275     1,285
      Payments                                    (1,172)   (1,196)
  Borrowings with original maturities of less
    than three months - net                         (121)    1,100
  Cash dividends paid                                (96)      (96)
  Sale of Common Shares                                        147
  Purchase of Common Shares                         (289)
  Other - net                                          8        22
                                                  ------    ------
                                                    (395)    1,262
                                                  ------    ------
Decrease in cash                                     (49)      (45)
Cash at beginning of year                             81        80
                                                  ------    ------
Cash at end of period                             $   32    $   35
                                                  ======    ======

See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q.

Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Eaton's 1999 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

All references to net income per Common Share assume dilution, unless otherwise indicated.

Unusual Charges
---------------
Income in the third quarter of 2000 was reduced by restructuring charges of $13 million ($8 million aftertax, or $.12 per Common Share). Income in the first nine months of 2000 was reduced by restructuring charges of $31 million ($20 million aftertax, or $.28 per Common Share). These charges were associated with the integration of Aeroquip-Vickers into the Company as discussed in the "Acquisition of Aeroquip-Vickers, Inc." footnote. These charges primarily related to plant consolidation and other expenses, including fees paid to outside consultants, travel expenses, and relocation of inventory and equipment.

Income in the third quarter of 1999 was reduced by restructuring charges of $9 million ($6 million aftertax, or $.07 per Common Share). Income in the first nine months of 1999 was reduced by restructuring charges of $12 million ($8 million aftertax, or $.10 per Common Share). These charges were also associated with the integration of Aeroquip-Vickers into the Company.

The restructuring charges in 2000 and 1999 reduced operating profit of the Fluid Power and Other Components segment and were included in the Statements of Consolidated Income in Income from Operations.

Other Income (Expense)
---------------------
Income in the first nine months of 2000 was increased by a net pretax gain on the sale of corporate assets of $22 million ($14 million aftertax, or $.19 per Common Share). These gains were included in the Statements of Consolidated Income in Other income-net and in Business Segment Information in Corporate and other-net.

Initial Public Offering of Axcelis Technologies, Inc.
-----------------------------------------------------
In April 2000, Eaton announced a plan to reorganize its semiconductor equipment operations into an independent, publicly held company. On June 30, 2000, Eaton substantially completed the transfer of these operations to Axcelis Technologies, Inc. (Axcelis), a wholly-owned subsidiary. In July 2000, Axcelis completed an initial public offering
(IPO) for the sale of 17,050,000 shares of common stock at $22 per share, which increased the number of outstanding shares of Axcelis common stock to 97,050,000. The proceeds from the IPO, net of underwriting discounts and commissions, were $352.6 million before the payment of other offering expenses. The proceeds, together with cash from other sources available to Axcelis, were used to pay a previously declared $300 million dividend to Eaton. These funds were used by Eaton to pay down outstanding commercial paper. Prior to the IPO, Eaton owned 100% of the 80 million shares of outstanding Axcelis common stock. As a result of the IPO, Eaton owns approximately 82.4% of the outstanding shares of Axcelis common stock.

Eaton currently plans to complete the divestiture of the Axcelis common stock by year-end 2000 through a dividend of the Axcelis stock to Eaton shareholders in a tax-free spin-off. Eaton has received confirmation from the Internal Revenue Service that the divestiture will be tax-free to Eaton and its shareholders. The final divestiture is subject to approval by Eaton's board of directors which requires that 1) there be no legal restraint preventing the divestiture and 2) the divestiture not have a material adverse effect on Eaton or its shareholders.

Gain on Sales of Businesses
---------------------------
On August 31, 1999, the Company completed the sale of the Engineered Fasteners Division for $173 million in cash. The sale of this business resulted in a pretax gain of $133 million ($81 million aftertax, or $1.08 per Common Share) which was recorded in the third quarter of 1999. On October 1, 1999, Eaton completed the sale of the Fluid Power Division for $310 million in cash. The gain on the sale of this business was reported in the fourth quarter of 1999. The operating results of these businesses are included in Business Segment Information in Divested Operations.

Acquisition of Aeroquip-Vickers, Inc.
-------------------------------------
On April 9, 1999, Eaton completed the acquisition of Aeroquip-
Vickers, Inc. for $1.623 billion in cash. The acquisition was accounted for by the purchase method of accounting and, accordingly, the Statement of Consolidated Income for the first quarter of 1999 does not include the results of Aeroquip-Vickers. Beginning with the second quarter of 1999, the operating results of Aeroquip-Vickers are reported in Business Segment Information in Fluid Power and Other Components.

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Eaton's management based on information available and on assumptions as to future operations. The Company has obtained independent appraisals of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives, and has completed the review and determination of the fair values of the other assets acquired and liabilities assumed. A summary of the assets acquired and liabilities assumed in the acquisition follows (in millions):

Estimated fair values
  Assets acquired                               $1,766
  Liabilities assumed                           (1,217)
  Goodwill (amortized by the straight-line
    method over forty years)                     1,074
                                                ------
Purchase price                                   1,623
Less cash acquired & liability for
  outstanding shares                               (30)
                                                ------
Net cash paid                                   $1,593
                                                ======

As a result of the acquisition of Aeroquip-Vickers, Eaton incurred acquisition integration expenses for the incremental costs to exit and consolidate activities at Aeroquip-Vickers locations, to involuntarily terminate Aeroquip-Vickers employees, and for other costs to integrate operating locations and other activities of Aeroquip-Vickers with Eaton. Generally accepted accounting principles require that acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require that acquisition integration expenses which are associated with the generation of future revenues and have future economic benefit, and those associated with integrating Eaton operations into Aeroquip-Vickers locations, must be recorded as expense. These expenses are discussed in the "Unusual Charges" footnote. The components of the acquisition integration liabilities included in the purchase price allocation for Aeroquip-Vickers are as follows (dollars in millions):

                          Workforce reductions         Plant
                          --------------------     consolidation
                          Employees    Dollars        & other     Total
                          ---------    -------     -------------- -----
Balance at
  December 31, 1999            10         $ 3            $ 0       $ 3
2000   			    1,760          67              8        75
Utilized in the first
  nine months of 2000        (630)        (21)            (1)      (22)
                            -----         ---            ---       ---
Balance remaining
at September 30, 2000       1,140         $49            $ 7       $56
                            =====         ===            ===       ===

The acquisition integration liabilities are based on Eaton's integration plan which focuses on three key areas of integration: 1)

manufacturing process and supply chain rationalization, including plant closings, 2) elimination of redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies in these activities. Amounts provided in 2000 for workforce reductions primarily relate to plant closings and consolidations, for which decisions were finalized in the first quarter of 2000. Adjustments to these liabilities in the future will be 1) recorded as a reduction of net income, if the ultimate liability exceeds the estimate, or 2) recorded as a reduction of goodwill, if the ultimate amount of the liability is below the estimate.

Unaudited pro forma results of operations for the nine month period ended September 30, 1999 as if Eaton and Aeroquip-Vickers had been combined as of the beginning of that period, follow (in millions except per share data). The pro forma results do not include any cost savings or other effects of the planned integration of Eaton and Aeroquip-Vickers, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                    Pro forma
                                Nine months ended
                                September 30, 1999
                                ------------------
Net sales                            $6,726
Net income                              381
Net income per Common Share
  Assuming dilution                  $ 5.19
  Basic                                5.28


Inventories
-----------
                             September 30,  December 31,
(Millions)                       2000          1999
                                 ----          ----
Raw materials                  $  432        $  341
Work-in-process and
  finished goods                  591           661
                               ------        ------
Gross inventories at FIFO       1,023         1,002
Excess of current cost
  over LIFO cost                  (42)          (37)
                               ------        ------
Net inventories                $  981        $  965
                               ======        ======


Refinancing of Debt
-------------------
In March 2000, the Company sold Euro 200 million of 6% notes due 2007 and in August 2000, it issued $100 million of 7.05% medium-term notes due 2002. Net proceeds from the sale of the notes were used to reduce outstanding commercial paper and short-term notes issued in connection with the 1999 acquisition of Aeroquip-Vickers. On April 3, 2000, the Company entered into an additional $400 million credit facility with a five-year term which supports outstanding commercial paper.

Comprehensive Income
--------------------
The principal difference between net income as historically reported in the Statements of Consolidated Income and Comprehensive Income are foreign currency translation adjustments recorded in Shareholders' Equity. Comprehensive income is as follows (in millions):

                                Three months ended   Nine months ended
                                   September 30        September 30
                                ------------------   -----------------
                                 2000        1999     2000       1999
                                 ----        ----     ----       ----
Net income                       $ 93        $184     $369       $393
Foreign currency translation
  and other adjustments           (37)         10      (66)       (98)
                                 ----        ----     ----       ----
Comprehensive income             $ 56        $194     $303       $295
                                 ====        ====     ====       ====

Net Income per Common Share
---------------------------
The calculation of net income per Common Share - assuming dilution and basic follows (millions except for per share data):

                                Three months ended   Nine months ended
                                   September 30        September 30
                                ------------------   -----------------
                                 2000        1999     2000       1999
                                 ----        ----     ----       ----
Net income                       $ 93       $ 184    $ 369      $ 393
                                 ====        ====     ====       ====

Average number of Common Shares
  outstanding-assuming dilution  72.8        74.9     73.5       73.4
Less dilutive effect of stock
  options                          .8         1.7       .9        1.2
                                 ----        ----     ----       ----
Average number of Common Shares
  outstanding-basic              72.0        73.2     72.6       72.2
                                 ====        ====     ====       ====

Net income per Common Share
  Assuming dilution             $1.28       $2.46    $5.02      $5.35
  Basic                          1.29        2.52     5.08       5.44

New Accounting Pronouncement
----------------------------

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized on the balance sheet at fair value. The required implementation date of the standard was delayed by the issuance of Statement of Financial Accounting Standard No. 137 and amended by Statement of Financial Accounting Standard No. 138. The Company is required to adopt the standards in the first quarter of 2001, and does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

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

                                 Nine months ended
                                    September 30
                                -------------------
                                 2000          1999
                                 ----          ----
Income statement data
  Net sales                      $362          $377
  Gross profit                    110           113
  Net income                       48            31

                             September 30,  December 31,
                                 2000          1999
                                 ----          ----
Balance sheet data
  Current assets                 $381          $354
  Noncurrent assets               188           184
  Net intercompany payables        56            93
  Current liabilities             200            92
  Noncurrent liabilities           36           115
  Minority interest                11             3


<page

Eaton Corporation

Business Segment Information
                                  Three Months Ended  Nine Months Ended
                                     September 30         September 30
                                  ------------------   ----------------
(Millions)                            2000     1999      2000    1999
                                      ----     ----      ----    ----
Net sales
  Automotive Components              $ 421   $  444    $1,397  $1,402
  Fluid Power & Other Components       630      614     1,976   1,434
  Industrial & Commercial Controls     622      587     1,805   1,677
  Semiconductor Equipment              183      109       490     264
  Truck Components                     335      414     1,183   1,203
                                     ------   -----    ------  ------
Total ongoing operations             2,191    2,168     6,851   5,980
Divested operations                              59               208
                                    ------   ------   -------  ------
Total net sales                     $2,191   $2,227    $6,851  $6,188
                                    ======   ======    ======  ======

Operating profit
  Automotive Components             $   41   $   50    $  180  $  177
  Fluid Power & Other Components        44       43       180     125
  Industrial & Commercial Controls      73       54       187     130
  Semiconductor Equipment               42       16       102      14
  Truck Components                       7       67       119     188
                                    ------   ------    ------   ------
Total ongoing operations               207      230       768     634

Divested operations                               9                40
Amortization of goodwill & other
  intangible assets                    (26)     (28)      (80)    (72)
Interest expense - net                 (40)     (47)     (129)   (112)
Gain on sales of businesses                     133               133
Corporate & other - net                 (1)     (11)       (0)    (28)
                                    ------   ------    ------  ------
Income before income taxes          $  140   $  286    $  559  $  595
                                    ======   ======    ======  ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Eaton reported operating earnings per share (earnings per share before restructuring charges and a gain on the sale of a business in 1999) of $1.40 during the third quarter of 2000, 3% below results one year earlier. Comparable net income was $101 million versus last year's $108 million. Sales in the quarter were $2.19 billion, 2% below last year.

Net income, including restructuring charges in both years and a gain on the sale of a business in 1999, was $93 million, or $1.28 per share, for the third quarter of 2000 compared to $184 million, or $2.46 per share, for the comparable quarter of 1999.

Sales and operating earnings per share during the first nine months of 2000 were at record levels. Net income, before restructuring charges and gains on the sales of a business and corporate assets, reached $375 million, or $5.10 per share, on sales of $6.85 billion. Comparable year earlier earnings were $319 million, or $4.35 per share, on sales of $6.19 billion.

Including restructuring charges in both years and gains on the sales of a business and corporate assets in 2000 and 1999, net income for the first nine months of 2000 was $369 million, or $5.02 per share, compared to $393 million, or $5.35 per share, for the comparable period of 1999.

The record performance of Industrial & Commercial Controls during the quarter was particularly notable. Axcelis Technologies, Inc., Eaton's 82.4%-owned semiconductor equipment subsidiary, also turned in an outstanding performance. The results of these two businesses, in combination with the sustained progress in the Fluid Power segment, which reflects the acquisition of Aeroquip-Vickers beginning in the second quarter of 1999, nearly offset the impact of very difficult operating conditions experienced in Automotive and, especially, Truck Components. During the third quarter of 2000, Aeroquip-Vickers added about $.12 per share to Eaton's earnings before restructuring charges.

As displayed in the Statement of Consolidated Income, Income from Operations was $172 million in the third quarter of 2000 (7.9% of net sales), down from $184 million in the comparable period in 1999 (8.3% of net sales). For the first nine months of 2000, Income from Operations was $619 million (9.0% of net sales), up from $553 million in the same period in 1999 (8.9% of net sales). The changes in these amounts and as a percent of net sales in 2000 from 1999, were consistent with the change in net sales.

Income from Operations in the third quarter of 2000 was reduced by restructuring charges of $13 million ($8 million aftertax, or $.12 per Common Share). Income in the first nine months of 2000 was reduced by restructuring charges of $31 million ($20 million aftertax, or $.28 per Common Share).

Income from Operations in the third quarter of 1999 was reduced by restructuring charges of $9 million ($6 million aftertax, or $.07 per Common Share). Income in the first nine months of 1999 was reduced by restructuring charges of $12 million ($8 million aftertax, or $.10 per Common Share).

The restructuring charges in 2000 and 1999 were associated with the integration of Aeroquip-Vickers into the Company and reduced operating profit of the Fluid Power and Other Components segment.

In the first nine months of 2000, income was increased by a net pretax gain on the sale of corporate assets of $22 million ($14 million aftertax, or $.19 per Common Share). This gain was included in the Statements of Consolidated Income in Other income-net and in Business Segment Information in Corporate and other-net.

On August 31, 1999, the Company completed the sale of the Engineered Fasteners Division for $173 million in cash. The sale of this business resulted in a pretax gain of $133 million ($81 million aftertax, or $1.08 per Common Share) which was recorded in the third quarter of 1999. On October 1, 1999, Eaton completed the sale of the Fluid Power Division for $310 million in cash. The gain on the sale of this business was reported in the fourth quarter of 1999. The operating results of these businesses are included in divested operations.

A discussion of the Company's operating earnings per share has been included above because it is commonly used by financial analysts as one measure of operating performance.

Automotive Components
---------------------
Third quarter Automotive Component segment sales were 5% below last year at $421 million primarily because of the weak euro exchange rate. Volumes were essentially at last year's levels compared to 1% drops in NAFTA and European production of light vehicles and a 12% rise in South American output. Sales in the first nine months of 2000 were $1.4 billion, almost even with the same period in 1999.

Segment profits were $41 million, down $9 million from year earlier results. In addition to the euro, profits in the third quarter were affected by the 7% reduction in North American light truck production, where Eaton enjoys a richer product mix. Operating profits for the first nine months of 2000 were $180 million, 2% above the same period in 1999.

During the quarter, Eaton announced it would be divesting its $330 million Vehicle Switch/Electronics Division because the business no longer fit its longer-term strategic objectives.

Traditionally, sales for this segment in the third quarter are lower than in the second quarter as a result of preparations by vehicle manufacturers for the upcoming model year and their temporary shutdown for the taking of annual physical inventories.

Fluid Power & Other Components
------------------------------
Sales of Fluid Power & Other Components were a third quarter record $630 million, 3% above year earlier results. The weaker euro reduced reported sales by about 3%. The resulting 6% increase in volume compares favorably to the 2% rise in North American fluid power markets and a 3% decline in aerospace markets. Sales of $1.98 billion in the first nine months of 2000 were 38% ahead of 1999's results, reflecting the acquisition of Aeroquip-Vickers in the second quarter of 1999.

Segment profits before restructuring charges were $57 million, up 12% from one year ago. The Fluid Power business achieved a fine year-to-year profit improvement despite somewhat softer industry conditions and an acceleration of manufacturing integration activities related to last year's acquisition of Aeroquip-Vickers. Overall, that acquisition contributed about 12 cents to third quarter earnings per share before restructuring charges. The acceleration of restructuring activities, along with two new important acquisitions, are designed to ensure Eaton continues to build a world leading franchise and meets its earnings commitment for this business in 2001. Operating profits for the first nine months of 2000 were $180 million, 44% above 1999, primarily a result of the acquisition of Aeroquip-Vickers in the second quarter of 1999.

During the quarter, Eaton announced it had acquired the industrial cylinder business of International Motion Control Incorporated. In early October, Eaton announced it had also acquired Frederick Duffield PTY Ltd., an Australian-based manufacturer of metal hydraulic fittings and adapters.

Industrial & Commercial Controls
--------------------------------
Industrial & Commercial Controls segment sales and profits were at record levels in the third quarter. Sales of $622 million were 6% above last year and in line with the trend of North American markets for distribution equipment and industrial controls. Sales of $1.8 billion in the first nine months of 2000 were 8% ahead of 1999's results.

Segment profits of $73 million were 35% higher than last year and a record 11.7% of sales. Orders continue strong, up 10% from last year, driven in part by demand for back-up power generation, and by the continued strength in telecommunications infrastructure building. Operating profits for the first nine months of 2000 were $187 million, an increase of 44% from comparable results in 1999.

Semiconductor Equipment
-----------------------
Axcelis Technologies, Inc., Eaton's 82.4%-owned Semiconductor Equipment business, achieved record results in the third quarter. Sales by Axcelis were $183 million, 68% above one year ago. Sales in the first nine months of 2000 of $490 million were 86% above sales in the comparable period in 1999. The sharp increase in sales was attributable to continued high levels of capital spending by semiconductor manufacturing customers, resulting in increased demand for the Company's semiconductor equipment products and services.

Segment profits of $42 million in the third quarter of 2000 were more than 2 1/2 times last year. Profits of $102 million for the first nine months of 2000 were more than 7 times last year's profits. The sharply improved profitability resulted from the significantly higher levels of sales in 2000 and also reflected the benefits from the restructuring of this business undertaken in the second half of 1998 and early 1999.

Eaton has announced that it intends to divest its ownership of Axcelis via a dividend to Eaton shareholders, and that its board of directors has authorized the necessary preparations for the spin-off. Confirmation has been received from the Internal Revenue Service that Eaton's divestiture of its Axcelis common stock will be tax-free to Eaton and its shareholders. Eaton anticipates that its board of directors will formally authorize a year-end spin-off of Axcelis shares later this month.

Truck Components
----------------
Third quarter Truck Components sales were 19% below one year earlier at $335 million. This compares to a 36% decline in NAFTA production of Class 8 trucks, a 22% decline in NAFTA medium duty truck production, a 6% rise in European truck output and a 24% increase in South American commercial vehicle production. Sales in the first nine months of 2000 were $1.18 billion, 2% below 1999.

Third quarter segment profits of $7 million were $60 million below year earlier results. Operating profits in the first nine months of 2000 were $119
million, down 37% from the same period in 1999.   NAFTA heavy truck
production has fallen an unprecedented 40% in the past six months.
During that time, the Company has reduced employment by over 900 and in the last quarter incurred about $10 million of downsizing expenses.
But, it has been unable to reduce costs and resources to match the pace of the decline in orders. Compounding the pressure is that primarily all current buyers are only fleet buyers, resulting in a marked shift to basic fleet transmissions from higher-valued automated products.
During the fourth quarter, Eaton will continue resizing the business for the roughly 200,000 unit annual rate of production it anticipates for the next six to nine months and the roughly 230,000 total build rate it sees for the year 2001.

Non-operating Income (Expense)
------------------------------
Net interest expense of $40 million in the third quarter of 2000 fell by $7 million compared to the same period in 1999. The reduction was a result of lower debt levels during the third quarter of 2000 as compared to the prior year. Interest expense of $129 million in the first nine months of 2000 increased $17 million compared to the same period in 1999, primarily due to additional borrowings required to primarily finance the acquisition of Aeroquip-Vickers.

Corporate and other expenses for the first nine months of 2000 was lower due to a net pretax gain on the sale of corporate assets of $22 million ($14 million aftertax, or $.19 per Common Share).

Changes in Financial Condition
------------------------------
Eaton remained in a strong financial position at September 30, 2000. Net working capital increased to $928 million at September 30, 2000 from $133 million at the end of 1999 (the current ratio was 1.45 and 1.1 at those dates, respectively). The increase in accounts receivable due to higher sales in 2000 and the reduction in short-term debt due to the long-term refinancing of commercial paper were the major causes of the increase in working capital. In July 2000, the Company also used $300 million from a dividend paid by Axcelis Technologies Inc. to pay down outstanding commercial paper.

Total debt of $2.8 billion at September 30, 2000 was down $67 million from year-end 1999. In March 2000, the Company sold Euro 200 million of 6% notes due 2007 and in August 2000, Eaton issued $100 million of 7.05% medium-term notes due 2002. Net proceeds from the sale of the notes were used to refinance outstanding commercial paper and short-term notes that were issued in connection with the 1999 acquisition of Aeroquip-Vickers.

The Company currently has a multi-year credit facility of $900 million, $500 million expiring in 2003 and $400 million expiring in 2005. Eaton also entered into a $900 million credit facility with a 364-day term to replace the expired 364-day facility, which was subsequently reduced by $300 million in the second quarter of 2000. The Company's credit facilities total $1.5 billion and support outstanding commercial paper of $1.1 billion at September 30, 2000 of which $900 million is classified as long-term debt, compared to $500 million at year-end 1999.

On July 26, 2000, the Board of Directors authorized the Company to spend up to $500 million to purchase its Common Shares. This program is in addition to the $500 million, five-year purchase program authorized in January 2000. In the first nine months of 2000, 4.3 million shares were purchased at a cost of $297 million under these programs.

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning the earnings commitment of the Fluid Power & Other Components segment for 2001, the planned spin-off of Axcelis Technologies Inc. by year-end 2000, and NAFTA heavy truck production for the next six to nine months and in 2001. Those statements should be used with caution. They are subject to various risks and uncertainties, many of which are outside the control of the Company. Important factors which could cause actual results to differ materially from those in the forward-looking statements include our ability to integrate of Aeroquip-Vickers Inc. successfully, our board's deciding not to proceed with the Axcelis spin-off, an unanticipated change in the NAFTA heavy- and medium-duty truck markets, continuity of business relationships with and purchases by major customers, competitive pressure on sales and pricing, increases in material and other production costs that cannot be recouped in product pricing and global economic and financial conditions. We do not assume any obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of the Eaton's 1999 Annual Report on Form 10-K. Long-term debt increased to $2.45 billion at September 30, 2000 from $1.92 billion at the end of 1999. This increase is primarily due to the offering in March of Euro 200 million of 6% notes due 2007, the issuance in August of $100 million of 7.05% medium-term notes due 2002, and the $400 million increase in commercial paper classified as long-term debt. The carrying value of the Euro debt and the medium-term notes approximated their fair value at September 30, 2000. There were no other material changes during the three months ended September 30, 2000.

                    PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

1. On July 31, 2000, the Company filed a Current Report on Form
8-K which included information concerning the initial public offering of Axcelis Technologies, Inc., Eaton's second quarter 2000 earnings release dated July 17, 2000, and a press release dated July 26, 2000 announcing the authorization of a $500 million Common Share repurchase program.

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

                                  Eaton Corporation
                                  ----------------------------
                                  Registrant

                                     Adrian T. Dillon
Date:  October 23, 2000           /s/-------------------------
                                  Adrian T. Dillon
                                  Executive Vice President -
                                  Chief Financial and Planning
                                  Officer; Principal Financial
                                  Officer




<page

                          EATON CORPORATION

                           EXHIBIT INDEX

Regulation S-K,
Item 601 - Exhibit
Reference Number      Exhibit
------------------    -------

       27             Financial Data Schedule



<page