Form 10-K405
period 2000-12-31
EATON CORP
filed 2001-03-06
CIK 31277

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days. Yes X
                              ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2001 was $4.7 billion. As of January 31, 2001, there were 68,450,766 Common Shares outstanding.

                       Documents Incorporate By Reference

Eaton Corporation (Eaton or Company) submits all required reports to the Securities and Exchange Commission (Commission), including financial statements, notes to financial statements and other financial information, through the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. In order to minimize cost and duplication of information provided to shareholders, the Company has not reproduced in this document the Annual Report on Form 10-K filed with the Commission, but instead, has elected to provide certain financial information in Parts I and II of Form 10-K through incorporation by reference to the 2000 Annual Report to shareholders.

Portions of the Proxy Statement for the 2001 annual shareholders' meeting are incorporated by reference into Part III.


                                     Part I

Item 1.  Business

Eaton Corporation (Eaton or Company), incorporated in 1916, is a global diversified industrial manufacturer. Eaton is a leader in fluid power systems, electrical power quality and controls, automotive air management and fuel economy, and intelligent truck components for fuel economy and safety. Worldwide sales in 2000 reached $8.3 billion. Headquartered in Cleveland, Ohio, the Company has 59,000 employees and 195 manufacturing sites in 24 countries on six continents. The internet address for Eaton is http://www.eaton.com.

On June 30, 2000, Eaton's semiconductor equipment operations were reorganized into a wholly-owned subsidiary, Axcelis Technologies, Inc. In July, Axcelis completed an initial public offering for 17.6% of its common stock, and on December 29, 2000 Eaton distributed its remaining interest in Axcelis to Eaton shareholders as a dividend (spin-off). Accordingly, the consolidated financial statements have been restated to display Axcelis as a discontinued operation.

Business Segment Information

Information regarding principal products, net sales, operating profit and long-lived assets by business segment and geographic region, is presented in "Business Segment and Geographic Region Information" on pages 45 through 50 of this report. Additional information regarding Eaton's segments and business in general is presented below.

Automotive

Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. While the EATON and EATON (logomark) trademarks are emphasized in marketing many products within this segment, the Company also markets under a number of other trademarks including EATONITE, DILL, IKU, ULV, SUPERCHARGER (& DESIGN), DYNA-TRAXX, INTELLI-TRAXX.

Seasonal Fluctuations - Sales of the Automotive segment are generally reduced in the third quarter of each year as a result of preparations by vehicle manufacturers for the upcoming model year and temporary shut-downs for taking physical inventories.

Competition - Principal methods of competition in this segment are price, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 45% of this segment's net sales in 2000 were made to divisions and subsidiaries of three large original equipment manufacturers of vehicles, generally concentrated in North America and Europe. Eaton has been conducting business with each of these companies for many years. Sales to these companies include a number of different products and different models or types of the same product, sales of which are not dependent upon one another. With respect to many of the products sold, various divisions and subsidiaries of each of the companies are in the nature of separate customers, and sales to one division or subsidiary are not dependent upon sales to other divisions or subsidiaries. One of these customers is also a significant customer of the Truck segment.

Fluid Power

Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. The EATON, EATON (logomark), CHAR-LYNN, Q-AMP, GEROLER, ORBIT, ORBITROL, VICKERS, TEDECO, STERER, ILLUMINATER, LUBRICLONE, LEVELMASTER, EEMCO, TELLITE, AEROQUIP, "FLYING A" LOGO, AEROQUIP EXPRESS, BENCHMARK, BRUISER, AQP, HI-PAC, STC, MATCHMATE, MATCHMATE BLUE, MATCHMATE ICE, STARTLITE, EPSILON, RYNGLOK, AIRFLEX, FAWICK, and GOLF PRIDE trademarks are used in connection with marketing products included in this segment.

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 6% of this segment's net sales in 2000 were made to one manufacturer of vehicles in Europe, which is not a significant customer of any other segment.

Industrial & Commercial Controls

Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. The EATON, EATON (logomark), CUTLER-HAMMER, CH (EMBLEM), C-HESS, SERIES C (& DESIGN), DE-ION, DURANT, CHALLENGER, FACTORYMATE, PANELMATE, POW-R-WAY, POW-R-LINE, POW-R-QUICK, POW-R-DESIGNER, ADVANTAGE, ADVANTAGE PLUS, ADVANTAGE (& DESIGN), ADVANCED POWER CENTER, MAGNUM, MAGNUM DS, DS, OPTIM, TRI-PAC, IMPACC, and HEINEMANN are some of the more significant trademarks used in connection with marketing products included in this segment. In addition, the Company has the right to use the WESTINGHOUSE trademark in marketing certain products until 2004.

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 20% of this segment's net sales in 2000 were made to one customer located in the United States, which is not a significant customer of any other segment.

Truck

Patents and Trademarks- Eaton owns, controls, or is licensed under many patents related to this segment. The EATON, EATON (logomark), FULLER, ROADRANGER, AutoShift, VORAD, SmartCruise, EASY-PEDAL , SOLO, ANGLE SPRING, LIGHTNING and TOP 2 trademarks are used in connection with marketing products included in this segment.

Competition - Principal methods of competition in this segment are price, service and product performance. Eaton occupies a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers- Approximately 62% of this segment's net sales in 2000 were made to divisions and subsidiaries of four original equipment manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles, generally concentrated in North America and Europe. One of these customers is also a significant customer of the Automotive segment.

Information Concerning Eaton's Business in General

Patents - Eaton's policy is to file applications and obtain patents for its new products including product modifications and improvements. While patents generally expire 20 years after the patent application filing date, new patents are issued to Eaton on a regular basis. While in the aggregate Eaton's patents are considered important in the operation of its businesses, the loss or expiration of any one patent would not materially affect Eaton as a whole.

Employees - Eaton has 5,571 United States employees who are subject to a total of 18 different collective bargaining agreements and are represented by the following unions: IAM, UAW, PACE, IBEW, USW, IUE, MPWU, and BSEA.

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

Order Backlog - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of cars, trucks and off-highway vehicles are historically subject to month-to-month releases by customers during each model year, such orders are not considered technically firm. In measuring backlog of orders, the Company includes only the amount of such orders released by such customers as of the dates listed. Using this criterion, total backlog at December 31, 2000 and 1999 (in billions) was approximately $1.4 and $1.5, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development - Research and development expenses for new products and improvement of existing products in 2000, 1999 and 1998 (in millions) were $269, $262 and $252, respectively. Over the past five years, the Company has invested approximately $1.3 billion in research and development.

Protection of the Environment - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. The Company continues to modify, on an ongoing, regular basis, certain processes in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in and wastes generated from operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2001 and 2002. Information regarding the Company's liabilities related to environmental matters, presented in "Protection of the Environment" on pages 35 and 36 of this report.

Item 2.  Properties

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 195 locations in 24 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which are material to the Company's operations. Eaton's principal research facilities are located in Southfield, Michigan, and Milwaukee, Wisconsin. In addition, certain divisions conduct research in their own facilities. Management believes that the manufacturing facilities are adequate for operations, and such facilities are maintained in good condition.

Item 3.  Legal Proceedings

None required to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Shares are listed for trading on the New York, Chicago, Pacific and London stock exchanges. Information regarding cash dividends paid and the high and low market price per Common Share for each quarter in 2000 and 1999, is presented in "Quarterly Data" on pages 66 and 67 of this report. At December 31, 2000, there were 11,847 holders of record of the Company's Common Shares. Additionally, approximately 28,000 current and former employees were shareholders through participation in the Eaton Share Purchase and Investment Plan.

Item 6.  Selected Financial Data

Information regarding selected financial data, is presented in the "Five-Year Consolidated Financial Summary" on pages 68 and 69 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations", is presented on pages 51 through 65 of this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Information regarding market risk, is presented on pages 62 and 63 of this report.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, financial review and the report of independent auditors, is presented on pages 17 through 50 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Information contained in the definitive Proxy Statement to be filed on or about March 16, 2001, with respect to directors, is incorporated by reference.

A listing of Eaton's officers, their ages, positions and offices held over the past five years, as of January 31, 2001, follows:

Name                    Age      Position (Date elected to position)
---------------------  ----      ----------------------------------------------

Alexander M. Cutler     49       Chairman and Chief Executive Officer;
                                   President (August 1, 2000 - present)
                                 President and Chief Operating Officer
                                   (September 1, 1995 - July 31,2000)
                                 Director (1993 - present)

Adrian T. Dillon        47       Executive Vice President - Chief
                                   Financial and Planning Officer
                                   (April 23, 1997 - present)
                                 Vice President - Chief Financial and
                                   Planning Officer (1995-1997)

Craig Arnold            40       Senior Vice President and Group
                                   Executive - Fluid Power(October 25,
                                   2000 - present)
                                 Corporate Vice President of General
                                   Electric and President of GE
                                   Lighting Service Ltd. (1999-2000)
                                 Corporate Vice President and President
                                   of GE Plastics, Greater China (1998-
                                   1999)

                                 Corporate Vice President and President of
                                   GE Appliances, Asia (1997-1998)
                                 Managing Director of Structured
                                   Products Europe at GE Plastics(1995-
                                   1997)

Stephen M. Buente       50       Senior Vice President and Group
                                   Executive - Automotive (August 21,
                                   2000 - present)
                                 Operations Vice President - Automotive
                                   Controls (1999-2000)
                                 Operations Vice President - Engine
                                   Components (1995-1999)

Randy W. Carson         50       Senior Vice President and Group
                                   Executive - Cutler-Hammer
                                   (January 1, 2000 - present)
                                 Vice President - Growth Initiatives
                                   (February 24, 1999 - December 31,
                                   1999)
                                 Senior Vice President at Rockwell
                                   Automation (1992-1998)

Thomas W. O'Boyle       58       Senior Vice President and Group
                                   Executive - Truck Components
                                   (September 1, 1995 - present)

Kristen M. Bihary       47       Vice President - Communications
                                   (July 28, 1999 - present)
                                 Vice President - External Affairs,
                                   Internal and Marketing Communications
                                   at Shell Chemical Company (1998-1999)
                                 Vice President - Public Affairs at
                                   Varity Corporation (1995-1998)

Donald H. Bullock       41       Vice President - Information
                                   Technologies (August 1, 2000 -
                                   present)
                                 Director of Finance Reengineering
                                   (1998-2000)
                                 Principal at CSC Index (1992-1998)

Susan J. Cook           53       Vice President - Human Resources
                                   (January  16, 1995 - present)

Earl R. Franklin        57       Secretary and Associate General Counsel
                                   (September 1, 1991 - present)

J. Robert Horst         57       Vice President and General Counsel
                                   (January 1, 2000 - present)
                                 Deputy General Counsel (1998-1999)
                                 Associate General Counsel (1991-1998)

Stanley V. Jaskolski    62       Vice President - Technical Management
                                   (October 1, 1990 - present)

John S. Mitchell        44       Vice President - Taxes (November 22,
                                   1999 - present)
                                 Vice President - Taxes at The Limited,
                                   Inc. (1997-1999)
                                 Director of Taxes at The Limited, Inc.
                                   (1987-1997)

Robert E. Parmenter     48       Vice President and Treasurer
                                   (January 1, 1997 - present)
                                 Assistant Treasurer (1994-1996)

Billie K. Rawot         49       Vice President and Controller
                                   (March 1, 1991 - present)

Ken D. Semelsberger     39       Vice President - Strategic Planning
                                   (April 28, 1999 - present)
                                 Director - Corporate Development and
                                   Planning (1998-1999)
                                 Director - Strategic Planning (1995-1998)

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

Item 11.  Executive Compensation

Information contained in the definitive Proxy Statement to be filed on or about March 16, 2001, with respect to executive compensation, is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information contained in the definitive Proxy Statement to be filed on or about March 16, 2001, with respect to security ownership of certain beneficial owners and management, is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

None required to be reported.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) (i)   The following consolidated financial statements and
              financial review, included in Item 8, are filed as a separate section of this report.

              Report of Independent Auditors - Page

              Consolidated Balance Sheets - December 31, 2000 and
              1999 - Pages 18 and 19

              Statements of Consolidated Income - Years ended
              December 31, 2000, 1999 and 1998 - Page 20

              Statements of Consolidated Cash Flows - Years ended
              December 31, 2000, 1999 and 1998 - Page 21

              Statements of Consolidated Shareholders' Equity - Years ended December 31, 2000, 1999 and 1998 - Page 22

    (2) All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or areinapplicable and, therefore, have been omitted.

    (3)       Exhibits

              3(a) Amended Articles of Incorporation (amended and restated as of April 27, 1994) - Incorporated by reference to the Form 8-K Report dated May 19, 1994

              3(b) Amended Regulations (amended and restated as of April 26, 2000) - Incorporated by reference to Form 10-Q for the six months ended June 30, 2000

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

              10       Material contracts

                       The following are either a management contract or a compensatory plan or arrangement:

                       (a) Deferred Incentive Compensation Plan (amended and restated as of March 31, 2000)(filed as a separate section of this report)

                       (b) Executive Strategic Incentive Plan (amended and restated as of June 21, 1994, July 25, 1995, April 21, 1998 and April 1, 1999)(filed as a separate section of this report)

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

                       (e) 1995 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 17, 1995

                       (f) Incentive Compensation Deferral Plan (amended and restated as of October 1, 1997)(filed as a separate section of this report)

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

                       (j) Executive Incentive Compensation Plan (filed as a separate section of this report)

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

              12 Ratio of Earnings to Fixed Charges (filed as a separate section of this report)

              21 Subsidiaries of Eaton Corporation (filed as a separate section of this report)

              22 Consent of Independent Auditors (filed as a separate section of this report)

              23 Power of Attorney (filed as a separate section of this report)

(b)           Reports on Form 8-K

              On November 30, 2000, the Company filed a Current Report on Form 8-K regarding the suspension of its $500 million Common Share repurchase program and the prospects for the North American vehicle market for fourth quarter 2000 and the first quarter of 2001.

              On December 11, 2000, the Company filed a Current Report on Form 8-K announcing the spin-off of Axcelis Technologies, Inc.

              On January 12, 2001, the Company filed a Current Report on Form 8-K announcing an expected charge of $55 million to restructure its Truck business in 2001.

              On January 22, 2001, the Company filed a Current Report on Form 8-K regarding the fourth quarter 2000 earnings release.

              On January 31, 2001, the Company filed a Current Report on Form 8-K regarding financial data restated for discontinued operations. The restated data includes Comparative Financial Summaries, Balance Sheets, Income Statements, and Business Segment Information for 1996-2000 and quarterly information for 2000 and 1999.

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


                                           Eaton Corporation
                                           ------------------------------
                                           Registrant

Date:  March 5, 2001                       /s/ Adrian T. Dillon
                                           ------------------------------
                                           Adrian T. Dillon
                                           Executive Vice President--
                                           Chief Financial and Planning
                                           Officer; Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATE:  March 5, 2001


                Signature                                Title
-------------------------------------      -------------------------------------


                    *
-------------------------------------
Alexander M. Cutler                        Chairman and Chief Executive Officer;
                                           President; Director

                    *
-------------------------------------
Billie K. Rawot                            Vice President and Controller;
                                           Principal Accounting Officer

                    *
-------------------------------------
Michael J. Critelli                        Director


                    *
-------------------------------------
Ernie Green                                Director


                    *
-------------------------------------
Ned C. Lautenbach                          Director


                    *
-------------------------------------
Deborah L. McCoy                           Director


                    *
-------------------------------------
John R. Miller                             Director

                    *
-------------------------------------
Victor A. Pelson                           Director


                    *
-------------------------------------
A. William Reynolds                        Director


                    *
-------------------------------------
Gary L. Tooker                             Director


*By  /s/ Adrian T. Dillon
     ---------------------------------------
     Adrian T. Dillon, Attorney-in-Fact
     for the officers and directors signing
     in the capacities indicated

                             Eaton Corporation
                        2000 Annual Report on Form 10-K
                         Items 6, 7, 7A, 8 & Item 14(c)

REPORT OF INDEPENDENT AUDITORS

To the Shareholders
Eaton Corporation


We have audited the consolidated balance sheets of Eaton Corporation as of December 31, 2000 and 1999, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                            /s/ Ernst & Young LLP

Cleveland, Ohio
January 19, 2001

Eaton Corporation
Consolidated Balance Sheets
                                                   December 31
                                                -----------------
(Millions)                                        2000      1999
                                                  ----      ----
ASSETS
Current assets
  Cash                                          $   82    $   79
  Short-term investments                            44        83
  Accounts receivable                            1,219     1,165
  Inventories                                      872       876
  Deferred income taxes                            147       161
  Other current assets                             207       188
                                                ------    ------
                                                 2,571     2,552
Property, plant & equipment
  Land & buildings                                 792       728
  Machinery & equipment                          3,255     3,116
                                                ------    ------
                                                 4,047     3,844
  Accumulated depreciation                      (1,773)   (1,550)
                                                ------    ------
                                                 2,274     2,294

Goodwill                                         2,026     1,853
Other intangible assets                            556       598
Deferred income taxes & other assets               753       714
Net assets of discontinued operations                        331
                                                ------    ------
                                                $8,180    $8,342
                                                ======    ======


The Financial Review on pages 23 to 50 is an integral part of the consolidated financial statements.

Eaton Corporation
Consolidated Balance Sheets
                                                   December 31
                                                -----------------
(Millions)                                        2000      1999
                                                  ----      ----
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                               $  447    $  958
  Current portion of long-term debt                110        12
  Accounts payable                                 485       487
  Accrued compensation                             199       277
  Accrued income & other taxes                     191       255
  Other current liabilities                        675       579
                                                ------    ------
                                                 2,107     2,568

Long-term debt                                   2,447     1,915
Postretirement benefits other than pensions        679       666
Deferred income taxes & other liabilities          537       569
Shareholders' equity
  Common Shares (68.3 in 2000 and 74.0 in 1999)     34        37
  Capital in excess of par value                 1,266     1,041
  Retained earnings                              1,410     1,804
  Accumulated other comprehensive income (loss)   (267)     (220)
  Shares in trust - deferred compensation plans    (33)      (38)
                                                ------    ------
                                                 2,410     2,624
                                                ------    ------
                                                $8,180    $8,342
                                                ======    ======

The Financial Review on pages 23 to 50 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Income
                                            Year ended December 31
                                            ----------------------
(Millions except for per share data)         2000    1999    1998
                                             ----    ----    ----
Net sales                                   $8,309  $8,005  $6,358

Costs & expenses
  Cost of products sold                      6,092   5,792   4,528
  Selling & administrative                   1,299   1,248     974
  Research & development                       269     262     252
                                            ------  ------  ------
                                             7,660   7,302   5,754
                                            ------  ------  ------
Income from operations                         649     703     604

Other income (expense)
  Interest expense - net                      (177)   (152)    (88)
  Gain on sales of businesses                          340      43
  Other - net                                   80      52      57
                                            ------  ------  ------
                                               (97)    240      12
                                            ------  ------  ------
Income from continuing operations before
  income taxes                                 552     943     616
Income taxes                                   189     340     186
                                            ------  ------  ------
Income from continuing operations              363     603     430
Income (loss) from discontinued operations      90      14     (81)
                                            ------  ------  ------
Net income                                  $  453  $  617  $  349
                                            ======  ======  ======

Net income per Common Share-assuming dilution
  Continuing operations                     $ 5.00  $ 8.17  $ 5.91
  Discontinued operations                     1.24     .19   (1.11)
                                            ------  ------  ------
                                            $ 6.24  $ 8.36  $ 4.80
                                            ======  ======  ======
  Average number of Common Shares
    outstanding                               72.6    73.7    72.7

Net income per Common Share-basic
  Continuing operations                     $ 5.06  $ 8.31  $ 6.02
  Discontinued operations                     1.25     .20   (1.13)
                                            ------  ------  ------
                                            $ 6.31  $ 8.51  $ 4.89
                                            ======  ======  ======
  Average number of Common Shares
    outstanding                               71.8    72.5    71.4

Cash dividends paid per Common Share        $ 1.76  $ 1.76  $ 1.76


The Financial Review on pages 23 to 50 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Cash Flows
                                               Year ended December 31
                                              -----------------------
(Millions)                                     2000    1999    1998
                                               ----    ----    ----
Net cash provided by operating activities
  of continuing operations
    Income from continuing operations        $  363  $  603  $  430
    Adjustments to reconcile to net cash
    provided by operating activities
        Depreciation & amortization             364     332     254
        Amortization of goodwill &
          other intangible assets                98      89      58
        Deferred income taxes                    44      52     106
        Gain on sales of businesses &
          corporate assets                      (22)   (340)    (43)
        Other non-cash items in income          (20)            (34)
        Changes in operating assets &
          liabilities, excluding
          acquisitions & sales of businesses
            Accounts receivable                 (39)    (59)    (63)
            Inventories                         (13)     17     (55)
            Accounts payable & other accruals  (139)    (33)    (26)
            Accrued income & other taxes        (86)     67       5
        Other - net                             (31)    (20)     (9)
                                              ------  ------  ------
                                                519     708     623

Net cash used in investing activities of
  continuing operations
    Expenditures for property, plant &
      equipment                                (386)   (480)   (468)
    Acquisitions of businesses, less cash
      acquired                                 (115) (1,602)   (117)
    Proceeds from initial public offering
      of subsidiary                             349
    Sales of businesses & corporate assets      122     544     375
    Other - net                                   6     (83)    (56)
                                             ------  ------  ------
                                                (24) (1,621)   (266)

Net cash (used in) provided by financing
  activities of continuing operations
    Borrowings with original maturities of
      more than three months
        Proceeds                              1,555   1,917   1,409
        Payments                             (1,560) (1,517)   (982)
    Borrowings with original maturities of
      less than three months - net              150     519    (303)
    Cash dividends paid                        (127)   (128)   (126)
    Purchase of Common Shares                  (417)     (5)   (349)
    Sale of Common Shares                               147
    Other - net                                  11      25      17
                                             ------  ------  ------
                                               (388)    958    (334)
                                             ------  ------  ------
Cash provided by continuing operations          107      45      23

Net cash (used in) provided by discontinued
  operations                                   (104)    (43)      2
                                             ------  ------  ------
Total increase in cash                            3       2      25
Cash at beginning of year                        79      77      52
                                             ------  ------  ------
Cash at end of year                          $   82  $   79  $   77
                                             ======  ======  ======

The Financial Review on pages 23 to 50 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Shareholders' Equity

                                                                                               Shares in trust
                                                                                Accumulated   ------------------       Total
                                   Common Shares     Capital in                       other             Deferred       share-
                                   ---------------    excess of   Retained    comprehensive            compensa-     holders'
(Millions)                         Shares   Dollars   par value   earnings    income (loss)   ESOP    tion plans      equity
                                   ------   -------  ----------   --------    -------------   ----   -----------    --------
Balance at January 1, 1998           74.7      $37       $  844     $1,385           $(148)   $(20)         $(27)     $2,071
Net income                                                             349                                               349
Other comprehensive income                                                              38                                38
                                                                                                                      ------
Total comprehensive income                                                                                               387

Cash dividends paid, net of
  ESOP tax benefit                                                    (126)                                             (126)
Issuance of shares under
  employee benefit plans,
  including tax benefit                .5                    25         (1)                     14                        38
Put option obligation, net                                   16                                                           16
Purchase of shares                   (3.7)      (1)         (42)      (286)                                             (329)
Issuance of shares to trust, net       .2                    10                                              (10)          0
                                     ----      ---       ------     ------           -----    ----          ----      ------
Balance at December 31, 1998         71.7       36          853      1,321            (110)     (6)          (37)      2,057
Net income                                                             617                                               617
Other comprehensive income (loss)                                                     (110)                             (110)
                                                                                                                      ------
Total comprehensive income                                                                                               507
Cash dividends paid, net of
  ESOP tax benefit                                                    (128)                                             (128)
Issuance of shares under
  employee benefit plans,
  including tax benefit                .8                    49         (1)                      6                        54
Put option obligation, net                                   (7)                                                          (7)
Sale of shares                        1.6        1          146                                                          147
Purchase of shares                    (.1)                              (5)                                   (1)         (6)
                                     ----      ---       ------     ------           -----    ----          ----      ------
Balance at December 31, 1999         74.0       37        1,041      1,804            (220)      0           (38)      2,624
Net income                                                             453                                               453
Other comprehensive income (loss)                                                      (47)                              (47)
                                                                                                                      ------
Total comprehensive income                                                                                               406

Cash dividends paid                                                   (127)                                             (127)
Issuance of shares under
  employee benefit plans,
  including tax benefit                .3                    57         (1)                                               56
Put option obligation, net                                    7                                                            7
Purchase of shares                   (6.0)      (3)        (112)      (302)                                             (417)
Issuance of shares                                                                                             5           5
Initial public offering and
  spin-off of subsidiary                                    272       (416)                                             (144)
Other - net                                                   1         (1)                                                0
                                     ----      ---       ------     ------           -----    ----          ----      ------
Balance at December 31, 2000         68.3      $34       $1,266     $1,410           $(267)   $  0          $(33)     $2,410
                                     ====      ===       ======     ======           =====    ====          ====      ======


The Financial Review on pages 23 to 50 is an integral part of the consolidated financial statements.

FINANCIAL REVIEW

All references to net income per Common Share assume dilution, unless otherwise indicated.

ACCOUNTING POLICIES

Consolidation

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

Depreciation and Amortization

Depreciation and amortization are computed by the straight-line method for financial statement purposes. Cost of buildings is depreciated over forty years and machinery and equipment over principally three to ten years. Goodwill and intangible assets, primarily consisting of patents, trademarks, tradenames are amortized over a range of five to forty years. Software is amortized over its estimated useful life, generally three to five years, but not to exceed five years.

Goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses or a significant change in the use of an asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

Financial Instruments

The Company selectively uses straightforward, nonleveraged financial instruments as part of foreign exchange and interest rate risk management programs. Financial instruments are not bought and sold solely for trading purposes except for nominal amounts authorized under limited, controlled circumstances. Credit loss has never been experienced, and is not anticipated, as the counterparties to various financial instruments are major international financial institutions with strong credit ratings and due to control over the limit of positions entered into with any one party. Although financial instruments are an integral part of the Company's risk management programs, their incremental effect on financial condition and results of operations is not material.

The Company and its subsidiaries are exposed to fluctuations in foreign currencies in the normal course of business. Foreign currency forward exchange contracts and other instruments are used to reduce exposure to foreign currency fluctuations. Accrued gains or losses on those financial instruments which hedge net investments in subsidiaries outside the United States are recorded in shareholders' equity. Gains or losses on those financial instruments which hedge specific transactions are deferred and subsequently recognized in net income when the gains or losses on the hedged foreign currency transaction are recognized in net income. Cash premiums and discounts related to these financial instruments are amortized to other income-net over the life of the respective agreement.

In the normal course of business the Company's operations are also exposed to fluctuations in interest rates. Interest rate swaps, forward interest rate agreements and other instruments are used to reduce the cost of, and exposure to, interest rate fluctuations. Accrued gains or losses on interest rate swaps and other instruments are included in interest expense since they hedge interest on debt. Gains and losses on forward interest rate agreements are deferred and subsequently recognized in net income when interest expense on the hedged debt is recognized in net income. Cash premiums related to these financial instruments are amortized to interest expense over the life of the respective agreement.

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires all derivative instruments to be recognized on the balance sheet at fair value. The standard must be adopted by the Company effective January 1, 2001. Adoption will not have a material effect on the consolidated results of operations or financial position of the Company.

Options for Common Shares

The Company applies the intrinsic value based method described in Accounting Principles Board Opinion No. 25 to account for stock options granted to employees to purchase Common Shares. Under this method, no compensation expense is recognized on the grant date, since on that date the option price equals the market price of the underlying Common Shares.

Revenue Recognition

Substantially all revenues are recognized when products are shipped to unaffiliated customers.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". SAB 101 clarifies the SEC staff's views on application of generally accepted accounting principles to revenue recognition. The Company has concluded its revenue recognition policy continues to be appropriate and in accordance with generally accepted accounting principles and SAB 101.

The Company's accounting policy with respect to shipping and handling costs billed to the customer is to include the amounts billed in net sales and the related costs in cost of products sold.

Estimates

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

DISCONTINUED OPERATIONS

On June 30, 2000, the Company's semiconductor equipment operations were reorganized into a wholly-owned subsidiary, Axcelis Technologies, Inc. (Axcelis). In July 2000, Axcelis completed an initial public offering (IPO) for the sale of 17,050,000 shares of common stock at $22 per share. The proceeds from the IPO, net of an underwriting discount and other offering expenses, were $349 million and, together with cash from other sources available to Axcelis, were used to pay a $300 million dividend to Eaton. On December 29, 2000 Eaton distributed its remaining interest in Axcelis to Eaton shareholders as a dividend (spin-off). The distribution was tax-free to Eaton and its shareholders for United States income tax purposes. The $272 million gain on the IPO was recorded as a direct increase to shareholders' equity. The spin-off was recorded as a $416 million direct reduction of shareholders' equity.

The consolidated financial statements have been restated to present the semiconductor equipment operations as a discontinued operation. Results reported separately by Axcelis are reported on a stand-alone basis and differ from results of discontinued operations. Operating results of discontinued operations are summarized as follows (in millions):

                                       2000        1999        1998
                                       ----        ----        ----
Net sales                             $ 679       $ 397       $ 267
Income (loss) before income taxes     $ 132       $  20       $(131)
Income taxes (benefit)                   42           6         (50)
                                      -----       -----       -----
Net income (loss)                     $  90       $  14       $ (81)
                                      =====       =====       =====

ACQUISITIONS OF BUSINESSES

The Company acquired businesses for a combined net cash purchase price (in millions) of $115 in 2000, $1,602 in 1999 and $117 in 1998. All acquisitions were accounted for by the purchase method of accounting and, accordingly, the Statements of Consolidated Income include the results of the acquired businesses from the effective dates of acquisition.

In September 2000, the industrial cylinder business of International Motion Control Incorporated was acquired for $75 million. This business, which had 1999 sales of $63 million, manufactures industrial cylinders which are primarily used by machine and equipment builders to transfer and apply fluid power. The operating results of this business are reported in Business Segment Information in Fluid Power.

In April 1999, the Company acquired Aeroquip-Vickers, Inc. The operating results are reported in Business Segment Information in Fluid Power. The assets acquired and liabilities assumed in the acquisition of Aeroquip-Vickers were recorded at estimated fair values as determined by Eaton's management. The Company obtained independent appraisals of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives and has completed the review and determination of the fair values of the other assets acquired and the liabilities assumed. A summary of the assets acquired and liabilities assumed in the acquisition follows (in millions):

Recorded fair values
  Assets acquired                               $1,724
  Liabilities assumed                           (1,217)
  Goodwill (amortized by the straight-line
    method over forty years)                     1,116
                                                ------
Purchase price                                   1,623
Less cash acquired & liability for
  outstanding shares                               (30)
                                                ------
Net cash paid                                   $1,593
                                                ======

As a result of the acquisition of Aeroquip-Vickers, Eaton incurred acquisition integration costs for the incremental expenditures to exit and consolidate activities at Aeroquip-Vickers locations, to involuntarily terminate Aeroquip-Vickers employees and to integrate operating locations and other activities of Aeroquip-Vickers with Eaton. Acquisition integration costs, which are not associated with the generation of future revenues and have no future economic benefit, have been reflected as assumed liabilities in the purchase price allocation. The components of the acquisition integration liabilities are as follows (in millions of dollars):

                          Workforce reductions       Plant
                          --------------------   consolidation
                          Employees    Dollars      & other       Total
                          ---------    -------   --------------   -----
1999                          470        $ 31         $  1         $ 32
Utilized in 1999             (460)        (28)          (1)         (29)
                            -----         ---          ---          ---
Balance at
  December 31, 1999            10           3            0            3
2000                        2,075          72           10           82
Utilized in 2000           (1,060)        (33)          (3)         (36)
                            -----         ---          ---          ---
Balance remaining at
  December 31, 2000         1,025        $ 42         $  7         $ 49
                            =====         ===          ===          ===

The acquisition integration liabilities for Aeroquip-Vickers were based on Eaton's integration plan which focuses on: 1) manufacturing process and supply chain rationalization, including plant closings, 2) elimination of redundant administrative overhead and support activities, and 3) restructuring and repositioning of the sales/marketing and research and development organizations to eliminate redundancies. Workforce reductions primarily related to plant closings and consolidations, for which decisions were finalized in the first quarter of 2000. Adjustments to these liabilities will be 1) recorded as a reduction of net income, if the ultimate amount of the liability exceeds the estimate, or 2) recorded as a reduction of goodwill, if the ultimate amount of the liability is below the estimate.

SALES OF BUSINESSES & CORPORATE ASSETS

The Company sold businesses, product lines and certain corporate assets for aggregate cash proceeds (in millions) of $122 in 2000, $544 in 1999 and $375 in 1998. The sale of certain corporate assets and product lines in 2000 resulted in a pretax gain of $22 million ($14 million after-tax or $.19 per Common Share).

Divestitures in 1999 included the sale of the Engineered Fasteners division in August and the Fluid Power division in October. The sales of these businesses, and adjustments related to businesses sold in prior periods, resulted in a pretax gain of $340 million ($198 million after-tax, or $2.68 per Common Share). In December, substantially all of Vickers Electronic Systems was sold, which was acquired in the acquisition of Aeroquip-Vickers, resulting in no gain or loss.

Divestitures in 1998 included the sale of the Axle and Brake business in January and the automotive leaf spring business in April. The sales of these businesses, and adjustments related to businesses sold in prior periods, resulted in a pretax gain of $43 million ($28 million after-tax, or $.38 per Common Share).

The operating results of businesses sold in 1999 and 1998 are reported in Business Segment Information as Divested Operations.

UNUSUAL CHARGES

During 2000 and 1999, in connection with the integration of Aeroquip-Vickers, Eaton incurred various costs, primarily plant consolidation and other expenses, including outside consulting fees, travel expenses and the relocation of inventory and equipment. In accordance with generally accepted accounting principles, these acquisition integration costs, which are associated with the generation of future revenues and have future economic benefit, were recorded as expense. Acquisition integration expenses related to Aeroquip-Vickers, and restructuring charges in 2000, 1999, and 1998 related to other business segments, are included in the Statements of Consolidated Income in Income from Operations and reduced operating profit of the related segment and are described below.

2000 Charges

Income from continuing operations in 2000 was reduced by charges of $52 million ($34 million after-tax, or $.47 per Common Share), which included $47 million associated with the integration of Aeroquip-Vickers and $5 million of corporate related charges. Integration charges consisted of $46 million of plant consolidation and other expenses and $1 million for workforce reductions. The workforce reduction charges consist of severance and other related employee benefits and include the expected termination of approximately 110 employees, primarily manufacturing personnel.

1999 Charges

Income from continuing operations in 1999 was reduced by charges of $30 million ($20 million after-tax, or $.27 per Common Share), which included $23 million associated with the integration of Aeroquip-Vickers as discussed above and $7 million of restructuring charges related to the Truck segment.

Integration charges of $23 million related to the acquisition of Aeroquip-Vickers included $21 million for plant consolidation and other expenses. In addition, a $2 million liability for workforce reductions, severance and other related employee benefits, was recorded and included the expected termination of 70 employees, primarily manufacturing personnel.

As part of the ongoing effort to restructure European operations in the Truck segment, a restructuring liability of $7 million was recorded. The Company is completing the closure of a manufacturing facility in Aycliffe, United Kingdom and consolidating production into an existing facility in Poland. This charge related to workforce reductions, severance and other related employee benefits, for the expected termination of 190 employees, primarily manufacturing personnel.

1998 Charges

Income from continuing operations in 1998 was reduced by charges of $68 million ($44 million after-tax, or $.61 per Common Share) which included $58 million to restructure certain business segments and $10 million for a contribution to the Company's charitable trust.

Restructuring charges of $58 million primarily related to workforce reductions, inventory write-downs, and other costs in the Automotive, Industrial and Commercial Controls, and Truck segments. The charges included $33 million for workforce reductions, primarily severance and other related employee benefits, for the expected termination of 2,525 employees, mainly manufacturing personnel. Certain plants in these segments were closed and production was consolidated into other existing facilities.

Restructuring Liabilities

Movement of the various components of restructuring liabilities of continuing operations are as follows (in millions of dollars):

                                             Inventory &           Plant
                                 Workforce   other asset   consolidation
                     Employees  reductions   write-downs         & other  Total
                     ---------  ----------   -----------   -------------  -----
1998                     2,525       $ 33          $ 16           $  9     $ 58
Utilized in 1998          (600)        (5)          (16)            (6)     (27)
                         -----       ----          ----           ----      ----
Balance remaining
  at December 31, 1998   1,925         28             0              3       31
1999                       260          9             0              0        9
Utilized in 1999        (1,825)       (22)            0             (2)     (24)
                         -----       ----          ----           ----     ----
Balance remaining
  at December 31, 1999     360         15             0              1       16
2000                         0          0             0              0        0
Utilized in 2000         (180)        (7)             0             (1)      (8)
                         -----       ----          ----           ----     ----
Balance remaining
  at December 31, 2000     180       $  8          $  0           $  0     $  8
                         =====       ====          ====           ====     ====

DEBT AND OTHER FINANCIAL INSTRUMENTS

At December 31, 2000, short-term debt was $447 million, of which $368 million related to United States operations. Credit facilities of $600 million, which mature April 2001, are available to support this short-term debt. Subsidiaries outside the United States have lines of credit, primarily short-term, aggregating $128 million from various banks worldwide. At December 31, 2000, $79 million was outstanding under these lines of credit.

Long-term debt at December 31, excluding the current portion, follows (in millions):

                                              2000       1999
                                              ----       ----
6.95% notes due 2004                        $  250     $  250
8% debentures due 2006                          86         86
8.9% debentures due 2006                       100        100
6% Euro 200 million notes due 2007             186
8.1% debentures due 2022                       100        100
7-5/8% debentures due 2024                      66         94
6-1/2% debentures due 2025
  (due 2005 at option of debenture holders)    145        150
7.875% debentures due 2026                      82         82
7.65% debentures due 2029                      200        200
6.4% to 7.6% medium-term notes due at
  various dates ranging from 2002 to
  2018                                         257        167
Commercial paper                               900        500
Other                                           75        186
                                            ------     ------
                                            $2,447     $1,915
                                            ======     ======

The Company has a multi-year credit facility of $900 million, $500 million of which expires in 2003 and $400 million expires in 2005. Commercial paper of $900 million is classified as long-term debt because the Company intends, and has the ability under this agreement, to refinance these notes on a long-term basis.

In March 2000, the Company entered into a seven-year Euro 200 million interest rate swap to convert the 6% Euro 200 million notes from a fixed-rate to a floating-rate based upon the six-month Euro Interbank Offered Rate (4.8% at December 31, 2000).

In 1999, the Company entered into a five-year $100 million interest rate swap and a thirty-year $150 million interest rate swap. These swaps effectively convert a portion of the 6.95% notes and the 7.65% debentures to floating rates based on the six-month London Interbank Offered Rate (6.2% at December 31,
2000).

In 1999, the Company entered into an agreement expiring in May 2002, which effectively converts $50 million of United States dollar floating-rate debt into Japanese Yen denominated debt with interest payable at a floating-rate (.849% at December 31, 2000). In 1999, the Company also entered into an agreement expiring in October 2001, which effectively converts $50 million of United States dollar floating-rate debt into Euro denominated debt based on the three-month Euro Interbank Offered Rate (4.9% at December 31, 2000).

The weighted-average interest rate on short-term borrowings, including commercial paper classified in long-term debt, was 6.5% and 6.2% at December 31, 2000 and 1999, respectively.

Aggregate mandatory sinking fund requirements and annual maturities of long-term debt are as follows (in millions): 2001, $110; 2002, $131; 2003, $504; 2004,
$255; and 2005, $415.

Interest capitalized as part of the acquisition or construction of major fixed assets (in millions) was $22 in 2000, $21 in 1999 and $16 in 1998. Interest paid (in millions) was $205 in 2000, $163 in 1999 and $102 in 1998.

The carrying values of cash, short-term investments and short-term debt in the Consolidated Balance Sheet approximate their estimated fair values. The estimated fair values of other financial instruments outstanding at December 31 are as follows (in millions):

                                      2000                      1999
                          -------------------------  --------------------------
                          Notional Carrying    Fair  Notional  Carrying    Fair
                            amount   amount   value    amount    amount   value
                          --------  -------   -----  --------  --------   -----
Marketable debt securities          $    48 $    48             $    63 $    63
Long-term debt, current
  portion of long-term
  debt & foreign
  currency principal swaps           (2,557) (2,621)             (1,927) (1,963)
Foreign currency forward
  exchange contracts         $ 271        6       7     $  20
Interest rate swaps
  Fixed to floating            436               20       250                (7)
  Fixed to fixed                                           75         1      (1)
  Floating to floating         100                         50                (1)


The estimated fair values of financial instruments are principally based on quoted market prices. The fair value of foreign currency forward exchange contracts, which primarily mature in 2001, and foreign currency principal and interest rate swaps are estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

RETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. In the event of a change in control of the Company, excess pension plan assets of North American operations may be dedicated to funding of health and welfare benefits of employees and retirees.

Components of plan obligations and assets and the recorded asset (liability) of continuing operations at December 31 are as follows (in millions):

                                                                     Other
                                                            postretirement
                                  Pension benefits                benefits
                                  ----------------          --------------
                                    2000      1999          2000      1999
                                    ----      ----          ----      ----
Benefit obligation at beginning
  of year                        $(1,754)  $(1,600)        $(835)    $(767)
Service cost                         (63)      (67)          (16)      (15)
Interest cost                       (119)     (108)          (60)      (54)
Effect of divestitures                 2        25             3        13
Effect of acquisitions                        (179)                   (106)
Actuarial (loss) gain                 (7)       40            19        36
Benefits paid                        160       146            67        60
Effect of translation                 29         3
Other                                (10)      (14)           (5)       (2)
                                 -------   -------         -----     -----
Benefit obligation at end
  of year                        $(1,762)  $(1,754)        $(827)    $(835)
                                 -------   -------         -----     -----
Fair value of plan assets at
  beginning of year              $ 2,386   $ 2,004
Actual return on plan assets         (24)      341
Employer contributions                28        20         $  65     $  58
Effect of divestitures                         (26)
Effect of acquisitions                         192
Benefits paid                       (160)     (146)          (67)      (60)
Effect of translation                (24)       (1)
Other                                  3         2             2         2
                                 -------   -------         -----     -----
Fair value of plan assets at
   end of year                   $ 2,209   $ 2,386         $   0     $   0
                                 -------   -------         -----     -----
Pension plan assets in excess of
  benefit obligations            $   447   $   632
Obligations with no plan assets                            $(827)    $(835)
Unamortized
  Net (gain) loss                   (213)     (469)          128       156
  Prior service cost                  35        36            (9)      (15)
Other                                (12)      (14)
                                 -------   -------         -----     -----
Recorded asset (liability)       $   257   $   185         $(708)    $(694)
                                 =======   =======         =====     =====

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets (in millions) were $281, $247 and $136, respectively, as of December 31, 2000, and $146, $136 and $23, respectively, as of December 31, 1999.

The components of net periodic benefit income (cost) of continuing operations for the years ended December 31 are as follows (in millions):

                                      Pension benefits
                                  -------------------------
                                    2000     1999     1998
                                    ----     ----     ----
Service cost                        $(63)    $(67)    $(57)
Interest cost                       (119)    (108)     (98)
Expected return on plan assets       200      179      158
Other                                  6       (3)      (4)
                                    ----     ----     ----
                                      24        1       (1)
Curtailment (loss) gain               (2)      (5)       8
Settlement gain                       18       18       41
                                    ----     ----     ----
                                    $ 40     $ 14     $ 48
                                    ====     ====     ====

                               Other postretirement benefits
                               -----------------------------
                                    2000     1999     1998
                                    ----     ----     ----
Service cost                        $(16)    $(15)    $(12)
Interest cost                        (60)     (54)     (49)
Net amortization                               (3)      (2)
                                    ----     ----     ----
                                     (76)     (72)     (63)
Curtailment gain                       1        1        1
Settlement loss                                (4)      (5)
                                    ----     ----     ----
                                    $(75)    $(75)    $(67)
                                    ====     ====     ====

The curtailment and settlement gains and losses reflect the sales of the Engineered Fasteners and Fluid Power divisions in 1999 and the Axle and Brake business in 1998.

Actuarial assumptions used in the calculation of the recorded asset (liability) are as follows:


                                                      2000      1999
                                                      ----      ----
Discount rate                                         7.75%     7.50%
Return on pension plan assets                        10.00%    10.00%
Rate of compensation increase                         4.75%     4.50%
Projected health care cost trend rate                 5.25%     6.00%
Ultimate health care trend rate                       5.50%     5.25%
Year ultimate health care trend rate is achieved      2001      2001

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in millions):

                         1% Increase       1% Decrease
                         -----------       -----------
2000 benefit cost               $  3             $  (2)
Recorded liability
  at December 31, 2000            32               (29)

The Company also has various defined-contribution benefit plans, primarily consisting of the Eaton Share Purchase and Investment Plan and the Aeroquip-Vickers Savings and Profit Sharing Plan. Total contributions related to these plans charged to expense were (in millions) $75 in 2000, $34 in 1999 and $9 in 1998.

PROTECTION OF THE ENVIRONMENT

The Company has established policies to ensure that its operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. For example, each manufacturing facility has a person responsible for environmental, health and safety (EHS) matters. All of the Company's manufacturing facilities are becoming certified under ISO 14001, an international standard for environmental management systems. The Company routinely reviews EHS performance at each of its facilities and continuously strives to improve pollution prevention at its facilities.

As a result of past operations, the Company is involved in remedial response and voluntary environmental remediation at a number of sites, including certain currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites.

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, the Company has estimated (without discounting) costs of remediation, which will be incurred over a period of several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2000 and 1999, the Consolidated Balance Sheet included a liability for these costs (in millions) of $58 and $52, respectively. With regard to some of the matters included in the liability, the Company has rights of recovery from non-affiliated parties for a portion of these estimated costs.

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

SHAREHOLDERS' EQUITY

There are 300 million Common Shares authorized ($.50 par value per share). At December 31, 2000, there were 11,847 holders of record of Common Shares. Additionally, approximately 28,000 current and former employees were shareholders through participation in the Eaton Share Purchase and Investment Plan (SPIP), and the Aeroquip-Vickers Savings & Profit Sharing Plan.

The Company has plans which permit eligible employees and directors to defer a portion of their compensation. The Company has deposited $61 million of marketable securities and its Common Shares into a trust to fund a portion of these liabilities. The marketable securities are included in other assets and the Common Shares are included in shareholders' equity.

Stock Options

Stock options have been granted to certain employees, under various plans, to purchase Common Shares at prices equal to fair market value as of date of grant. Historically, the majority of these options vest ratably during the three-year period following the date of grant and expire ten years from the date of grant.

During 1998 and 1997, the Company granted special performance-vested stock options with a ten-year vesting term in lieu of more standard employee stock options. These options have a provision for accelerated vesting when the Company achieves certain net income and Common Share price targets. If the targets are not achieved, these options become exercisable ten days before the expiration of their ten-year term. As of December 31, 2000, 2.5 million special performance-vested stock options were outstanding of which 1.0 million were exercisable.

As a result of the spin-off of Axcelis on December 29, 2000, all outstanding stock options were adjusted to reflect the effect of the spin-off. Outstanding options were adjusted so that the intrinsic values of the options after the spin-off were equivalent to the intrinsic values of the options immediately before the spin-off (intrinsic value represents the difference between market value and option price on a per share basis extended by the number of shares). The intrinsic value was maintained by a combination of a reduction of the exercise price relative to the market price of Eaton Common Shares subsequent to the spin-off and an increase in the number of shares underlying the outstanding options.

A summary of stock option activity follows (shares in millions):

                              2000             1999              1998
                        ---------------  ---------------  ----------------
                        Average          Average           Average
                          price            price             price
                            per              per               per
                          share  Shares    share  Shares     share  Shares
                         ------- ------   ------- ------    ------  ------
Outstanding, January 1   $65.89    8.7    $61.46    7.5     $55.85    6.8
Granted                   71.90    1.5     74.53    2.2      87.81    1.2
Exercised                 33.76    (.3)    44.95    (.8)     43.40    (.4)
Canceled                  83.05    (.6)    75.12    (.2)     71.11    (.1)
                                  ----              ---               ---
Options outstanding at
  December 29, before
  spin-off of Axcelis    $66.89    9.3
Cancellation of options
  of Axcelis employees    72.39    (.5)
Adjustment for spin-off
  of Axcelis                       1.4
                                  ----              ---               ---
Outstanding, December 31 $57.30   10.2    $65.89    8.7     $61.46    7.5
                                  ====              ===               ===
Exercisable, December 31 $51.51    5.8    $55.39    4.6     $51.91    4.8

Reserved for future
  grants, December 31              2.0              2.4               4.4

The following table summarizes information about stock options outstanding at December 31, 2000 after the spin-off of Axcelis (shares in millions):

                                              Weighted-     Weighted-
                                               average       average
                                             remaining      exercise
Range of exercise                 Number   contractual     price per
  prices per share           outstanding   life (years)        share
---------------------------------------------------------------------
$20.79 - $29.99                       .5            .9        $27.21
$30.00 - $39.99                       .5           2.1         33.88
$40.00 - $49.99                      2.2           4.1         45.64
$50.00 - $59.99                       .1           8.6         57.44
$60.00 - $69.99                      5.6           7.5         61.70
$70.00 - $79.99                      1.1           7.3         75.67
$80.00 - $88.41                       .2           8.3         86.55

The following table summarizes information about stock options that are exercisable at December 31, 2000 after the spin-off of Axcelis (shares in millions):

                                             Weighted-
                                              average
                                             exercise
Range of exercise prices          Number    price per
  per share                  exercisable        share
-----------------------------------------------------
$20.79 - $29.99                       .5       $27.21
$30.00 - $39.99                       .5        33.88
$40.00 - $49.99                      2.2        45.64
$50.00 - $59.99                       .1        55.52
$60.00 - $69.99                      2.1        61.86
$70.00 - $79.99                       .3        76.01
$80.00 - $88.41                       .1        87.73

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". If the Company accounted for its stock options under the fair value method of SFAS No. 123, net income (in millions) and net income per Common Share would have been as indicated below:

                                         2000     1999    1998
                                         ----     ----    ----
Net income
  As reported                           $ 453    $ 617   $ 349
  Assuming fair value method              435      602     338
Net income per Common Share-assuming
  dilution
    As reported                         $6.24    $8.36   $4.80
    Assuming fair value method           5.99     8.16    4.65

Net income per Common Share-basic
  As reported                           $6.31    $8.51   $4.89
  Assuming fair value method             6.06     8.30    4.73


The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                     2000            1999             1998
                                     ----            ----             ----
Dividend yield                          3%              3%               3%
Expected volatility                    23%             21%              22%
Risk-free interest rate         6% to 6.8%    4.7% to 6.1%     5.5% to 5.7%
Expected option life in years      4 or 5          4 or 5        4, 5 or 6
Weighted-average per share
  fair value of options
  granted during the year          $15.47             $12.99        $18.73

Preferred Share Purchase Rights

In 1995, the Company declared a dividend of one Preferred Share Purchase Right for each outstanding Common Share. The Rights become exercisable only if a person or group acquires, or offers to acquire, 20% or more of the Company's Common Shares. The Company is authorized to reduce the 20% threshold for triggering the Rights to not less than 10%. The Rights expire on July 12, 2005, unless redeemed earlier at one cent per Right.

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

Comprehensive Income

The components of accumulated other comprehensive income (loss) as reported in the Statement of Consolidated Shareholders' Equity are as follows (in millions):

                                                      Unrealized
                                        Foreign       gain (loss)
                                       currency     on available
                                    translation         for sale
                                    adjustments       securities      Total
                                    -----------       ----------      -----
Balance at January 1, 1998                $(139)             $(9)     $(148)
1998 adjustment, net of income taxes         (2)               6          4
Recognition in income of adjustment
  related to divested businesses             34                          34
                                          -----              ---      -----
Balance at December 31, 1998               (107)              (3)      (110)
1999 adjustment, net of income taxes       (116)               3       (113)
Recognition in income of adjustment
  related to divested businesses              3                           3
                                          -----              ---      -----
Balance at December 31, 1999               (220)               0       (220)
2000 adjustment, net of income taxes        (47)              (4)       (51)
Adjustment for spin-off of Axcelis            4                           4
                                          -----              ---      -----
Balance at December 31, 2000              $(263)             $(4)     $(267)
                                          =====              ===      =====

INCOME TAXES

For financial statement reporting purposes, income from continuing operations before income taxes (in millions), based on the geographical location of the operation to which such earnings are attributable, is summarized below. Certain foreign operations are branches of Eaton Corporation and are, therefore, subject to United States as well as foreign income tax regulations. As a result, pretax income by location and the components of income tax expense by taxing jurisdiction are not directly related.

                                              2000    1999    1998
                                              ----    ----    ----
United States                                 $417    $773    $588
Non-United States                              135     173      62
Write-off of foreign currency
  translation adjustments related
  to divested businesses                                (3)    (34)
                                              ----    ----    ----
                                              $552    $943    $616
                                              ====    ====    ====


Income tax expense of continuing operations for the years ended December 31 follows (in millions):

                                              2000    1999    1998
                                              ----    ----    ----
Current
  United States
    Federal                                   $ 85    $223    $ 22
    State & local                               19      13      15
  Non-United States                             51      51      41
                                              ----    ----    ----
                                               155     287      78
Deferred
  United States
    Federal                                     28      30     102
  Non-United States
    Change in valuation allowance               (8)
    Operating loss carryforwards                 2      17      (1)
    Other                                       12       6       7
                                              ----    ----    ----
                                                34      53     108
                                              ----    ----    ----
                                              $189    $340    $186
                                              ====    ====    ====

Reconciliations of income taxes of continuing operations at the United States Federal statutory rate to the effective income tax rate for the years ended December 31 follow (in millions):

                                            2000     1999     1998
                                            ----     ----     ----
Income taxes at the United States
  statutory rate                            35.0%    35.0%    35.0%
State & local income taxes                   2.7       .6      1.8
Amortization of goodwill & intangible
  assets                                     2.6      1.3      1.1
Adjustment of worldwide tax liabilities      5.0      1.3       .3
Possessions credit related to Puerto
  Rican operations                          (8.4)    (3.2)    (6.5)
Credit for increasing research activities   (3.2)     (.9)    (1.5)
Effective income tax rate differential
  related to:
    Sales of businesses                               2.5      1.7
    Foreign source income                    1.2      1.5       .3
    Earnings of consolidated subsidiaries
      and associate companies outside the
      United States                         (3.5)    (2.2)     (.4)
Other--net                                   2.8       .2     (1.6)
                                            ----     ----     ----
                                            34.2%    36.1%    30.2%
                                            ====     ====     ====

Significant components of current and long-term deferred income taxes of continuing operations at December 31 follow (in millions):

                                   Current   Long-term  Long-term
                                    assets     assets   liabilities
                                    -------  ---------  -----------
2000
Accruals & other adjustments
  Employee benefits                    $ 59                 $ 195
  Depreciation & amortization                     $ (8)      (451)
  Other                                  81                    65
Operating loss carryforwards              3         47          3
Other items                               7         14         26
Valuation allowance                      (3)       (47)       (27)
                                       ----       ----      -----
                                       $147       $  6      $(189)
                                       ====       ====      =====

1999
Accruals & other adjustments
  Employee benefits                    $ 51       $  2      $ 205
  Depreciation & amortization                       (5)      (431)
  Other                                 101                    28
Operating loss carryforwards                        57          3
Other items                               9         16         (4)
Valuation allowance                                (56)
                                       ----       ----      -----
                                       $161       $ 14      $(199)
                                       ====       ====      =====

At December 31, 2000, certain non-United States subsidiaries had operating loss carryforwards aggregating $146 million. Carryforwards of $99 million have no expiration dates and the balance expires at various dates from 2001 through 2010.

The Company has manufacturing facilities in Puerto Rico which operate under United States tax law incentives that will no longer be available after 2005.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $701 million at December 31, 2000, since the earnings retained have been reinvested by the subsidiaries. If distributed, such remitted earnings would be subject to withholding taxes but substantially free of United States income taxes.

Worldwide income tax payments (in millions) were $210 in 2000, $169 in 1999 and $30 in 1998.

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

OTHER INFORMATION

Assets

Accounts receivable are net of an allowance for doubtful accounts of $24 million at the end of 2000 and $23 million at the end of 1999.

The components of inventories at December 31 follow (in millions):

                                              2000       1999
                                              ----       ----
Raw materials                                $ 310      $ 287
Work in process                                290        332
Finished goods                                 311        295
                                             -----      -----
Gross inventories at FIFO                      911        914
Excess of current cost over LIFO cost          (39)       (38)
                                             -----      -----
Net inventories                              $ 872      $ 876
                                             =====      =====

Gross inventories accounted for using the LIFO method (in millions) were $568 at the end of 2000 and $555 at the end of 1999.

Accumulated amortization of goodwill and intangible assets (in millions) was $277 and $159 at the end of 2000 and $230 and $126 at the end of 1999, respectively.

The Company has company-owned life insurance policies insuring the lives of a portion of active United States employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. At December 31, 2000 and 1999, the investment in the policies included in other assets (in millions) was $33 and $53, net of policy loans of $405 and $397, respectively. Net life insurance expense (in millions) of $6 in 2000, $8 in 1999 and $7 in 1998, including interest expense of $35 in 2000, $32 in 1999 and $33 in 1998, is included in selling and administrative expense.

Lease Commitments

Minimum rental commitments for 2001 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are $76 million and decline substantially thereafter.

Rental expense (in millions) was $118 in 2000, $108 in 1999 and $85 in 1998.

Net Income per Common Share

The calculation of net income per Common Share-assuming dilution and basic follows:

(Millions except for per share data)       2000     1999     1998
                                           ----     ----     ----
Net income                                $ 453    $ 617    $ 349
                                          =====    =====    =====

Average number of Common Shares
  outstanding - assuming dilution          72.6     73.7     72.7
Less dilutive effect of stock options        .8      1.2      1.3
                                          -----    -----    -----
Average number of Common Shares
  outstanding - basic                      71.8     72.5     71.4
                                          =====    =====    =====
Net income per Common Share
  Assuming dilution
    Continuing operations                 $5.00    $8.17    $5.91
    Discontinued operations                1.24      .19    (1.11)
                                          -----    -----    -----
                                          $6.24    $8.36    $4.80
                                          =====    =====    =====

Net income per Common Share
  Basic
    Continuing operations                 $5.06    $8.31    $6.02
    Discontinued operations                1.25      .20    (1.13)
                                          -----    -----    -----
                                          $6.31    $8.51    $4.89
                                          =====    =====    =====

Employee stock options to purchase 6.0 million Common Shares in 2000, 1.5 million in 1999 and 3.7 million in 1998 were outstanding but were not included in the computation of net income per Common Share-assuming dilution, since they would have had an antidilutive effect on earnings per share.

BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION

The Company is a global manufacturer of highly engineered products, which serve the industrial, vehicle, construction, commercial and aerospace markets with 59,000 employees and 195 manufacturing sites in 24 countries around the world.

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

Truck

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

The principal markets for Automotive, Fluid Power, and Truck are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks, passenger cars, off-highway vehicles, industrial equipment and aerospace products and systems. These original equipment manufacturers are generally concentrated in North America and Europe; however, sales are made globally. Most sales of these products are made directly to such manufacturers.

The principal markets for Industrial and Commercial Controls are industrial, construction, commercial, automotive and government customers. These customers are generally concentrated in North America; however, sales are made globally. Sales are made directly by the Company and indirectly through distributors and manufacturers' representatives to such customers.

No single customer represented more than 10% of net sales of continuing operations in 2000, 1999 or 1998. Sales from ongoing United States and Canadian continuing operations to customers in foreign countries (in millions) were $599 in 2000, $625 in 1999 and $744 in 1998 (7% of sales in 2000, 8% in 1999 and 12%
in 1998).

The accounting policies of the segments are generally the same as the policies described under "Accounting Policies" in the Financial Review, except that inventories and related cost of products sold of the segments are accounted for using the FIFO method and the segment results only reflect the service cost component related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties.

Identifiable assets exclude general corporate assets, which principally consist of short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

Business Segment Information

(Millions)                                        2000    1999    1998
                                                  ----    ----    ----
Net sales
  Automotive                                    $1,825  $1,857  $1,741
  Fluid Power                                    2,607   2,036     681
  Industrial & Commercial Controls               2,421   2,274   2,145
  Truck                                          1,456   1,630   1,478
                                                ------  ------  ------
Total ongoing operations                         8,309   7,797   6,045
Divested operations                                        208     313
                                                ------  ------  ------
Total net sales                                 $8,309  $8,005  $6,358
                                                ======  ======  ======

Operating profit
  Automotive                                    $  225  $  236  $  198
  Fluid Power                                      235     177     117
  Industrial & Commercial Controls                 251     181     140
  Truck                                            107     235     201
                                                ------  ------  ------
Total ongoing operations                           818     829     656

Divested operations                                         44      49
Amortization of goodwill & other
  intangible assets                                (98)    (89)    (58)
Interest expense - net                            (177)   (152)    (88)
Gain on sales of businesses                                340      43
Corporate & other - net                              9     (29)     14
                                                ------  ------  ------
Income from continuing operations before
  income taxes                                  $  552  $  943  $  616
                                                ======  ======  ======


Income from continuing operations before income taxes was reduced by unusual items as follows (in millions):

  Automotive                                                    $   12
  Fluid Power                                   $   47  $   21       1
  Industrial & Commercial Controls                                  28
  Truck                                                      7      17
  Corporate                                          5       2      10

(Millions)                                          2000    1999    1998
                                                    ----    ----    ----
Identifiable assets
  Automotive                                      $1,056  $1,020  $1,012
  Fluid Power                                      1,518   1,504     359
  Industrial & Commercial Controls                 1,099   1,109   1,090
  Truck                                              710     767     725
                                                  ------  ------  ------
Total ongoing operations                           4,383   4,400   3,186

Goodwill                                           2,026   1,853     970
Other intangible assets                              556     598     182
Corporate                                          1,215   1,160     834
Divested operations                                                  125
Net assets of discontinued operations                        331     273
                                                  ------  ------  ------
Total assets                                      $8,180  $8,342  $5,570
                                                  ======  ======  ======


Expenditures for property, plant & equipment
  Automotive                                      $  111  $  123  $  115
  Fluid Power                                         95     118      43
  Industrial & Commercial Controls                    71      76     144
  Truck                                               81     120     126
                                                  ------  ------  ------
Total ongoing operations                             358     437     428
Corporate                                             28      34      26
Divested operations                                            9      14
                                                  ------  ------  ------
Total expenditures for property, plant &
  equipment                                       $  386  $  480  $  468
                                                  ======  ======  ======


Depreciation of property, plant & equipment
  Automotive                                      $   79  $   81  $   80
  Fluid Power                                         97      78      24
  Industrial & Commercial Controls                    74      73      64
  Truck                                               57      51      52
                                                  ------  ------  ------
Total ongoing operations                             307     283     220
Corporate                                             21      26      18
Divested operations                                            7      10
                                                  ------  ------  ------
Total depreciation of property, plant &
  equipment                                       $  328  $  316  $  248
                                                  ======  ======  ======

Geographic Region Information

                               Ongoing operations
                           --------------------------
                                                 Long-
                             Net  Operating     lived
(Millions)                 sales     profit    assets*
                           -----  ---------    ------
2000
United States             $6,672     $  688    $1,550
Canada                       182         15        14
Europe                     1,364         47       412
Latin America                421         48       217
Pacific Region               254         20        81
Eliminations                (584)
                          ------     ------    ------
                          $8,309     $  818    $2,274
                          ======     ======    ======
1999
United States             $6,310     $  721    $1,598
Canada                       172         12        11
Europe                     1,294         66       398
Latin America                365         29       206
Pacific Region               213          1        81
Eliminations                (557)
                          ------     ------    ------
                          $7,797     $  829    $2,294
                          ======     ======    ======
1998
United States             $4,902     $  571    $1,148
Canada                       159         11         9
Europe                       841         58       275
Latin America                411         23       223
Pacific Region               123         (7)       50
Eliminations                (391)
                          ------     ------    ------
                          $6,045     $  656    $1,705
                          ======     ======    ======


*Long-lived assets consist of property, plant, and equipment - net.


Operating profit was reduced by unusual items as follows (in millions):

                            2000       1999      1998
                            ----       ----      ----
United States             $   42     $   21    $   42
Europe                         4          7         7
Latin America                  1                    1
Pacific Region                                      8

Management's Discussion and Analysis of Financial Condition and Results of Operations

All references to net income per Common Share assume dilution.

Overview of Operating Results for 2000
--------------------------------------

Worldwide net sales of continuing operations reached a record $8.309 billion in 2000, 4% ahead of 1999. Income from continuing operations was $363 million in 2000 ($5.00 per Common Share), down from $603 million in 1999 ($8.17 per share). Excluding unusual items in both years, income from continuing operations was $383 million in 2000 ($5.28 per share), down from $425 million in 1999 ($5.76 per share). Unusual items included acquisition integration and restructuring charges, and gains on sales of businesses and corporate assets reported in both years. Total net income was $453 million, or $6.24 per share in 2000 compared to $617 million, or $8.36 per share in 1999.

Eaton's semiconductor equipment operations were reorganized into a wholly-owned subsidiary, Axcelis Technologies, Inc. on June 30, 2000. In July, Axcelis completed an initial public offering for 17.6% of its common stock, and on December 29th Eaton distributed its remaining interest in Axcelis to Eaton shareholders. Accordingly, the consolidated financial statements have been restated to present the semiconductor equipment operations as a discontinued operation. For 2000, net sales of discontinued operations were $679 million, up 71% from 1999. Income from discontinued operations rose to $90 million in 2000, up sharply from $14 million in 1999.

Sales and net income per share before unusual items for continuing and discontinued operations combined were new records in 2000. Income from continuing and discontinued operations before unusual items reached $473 million, or $6.52 per Common share, on combined sales of $8.988 billion. Comparable 1999 earnings were $439 million, or $5.95 per share, on combined sales of $8.402 billion. These results were achieved despite the increasingly challenging economic environment experienced in the second half of 2000. For the first time, the Company reported record annual earnings per share before unusual items despite a severe downturn in the North American heavy truck market. The Company's diversification strategy paid off in 2000, with notable performances by the Industrial & Commercial Controls and Fluid Power segments offsetting results reflective of the extraordinarily difficult conditions in the Truck segment. Additionally, the continuing recovery of markets for semiconductor capital equipment and benefits of the restructuring of this business initiated in the second half of 1998 benefited the results of discontinued operations.

2000 Compared to 1999 - Continuing Operations
---------------------------------------------
Results of Operations
---------------------

Net sales of continuing operations were $8.309 billion in 2000, an increase of 4% over 1999. The increase in sales was primarily the result of the acquisition of Aeroquip-Vickers, Inc. in the second quarter of 1999, which more than offset sales decreases of $208 million related to businesses sold in 1999. The acquisition of Aeroquip-Vickers was the primary driver of the 28% increase in sales of the Fluid Power segment to $2.607 billion in 2000, compared to 1999. Sales of the Industrial & Commercial Controls segment rose 6.5% to $2.421 billion in 2000 over 1999, in line with overall growth in underlying markets that were paced by strong non-residential building in North America. However, these increases in sales were largely offset by extraordinarily difficult conditions in markets for truck components that caused sales of the Truck segment to fall 11% to $1.456 billion compared to 1999. Preliminary data for class 8 trucks in the NAFTA region show that production fell from 333,000 units in 1999 to 252,000 in 2000, a decline of about 25%. As an industry leader in truck components, the Truck segment was adversely affected by extraordinary volatility in this market and was unable to reduce resources at the same pace as orders dropped. Sales of the Automotive segment were $1.825 billion in 2000, down $32 million from 1999, reflecting flat year-over-year light vehicle production in North America and in Europe, and helped by sales from introductions of new products.

Net sales in the United States and Canada in 2000 increased to $6.854 billion, 6% over 1999, primarily the result of the acquisition of Aeroquip-Vickers and the strong performance of certain of the Company's North American markets. In Europe, sales rose 5% to $1.364 billion, reflecting solid European economic performance with a 1% gain in light vehicle production, an 8% rise in medium and heavy truck production, and a 5% increase in industrial production during 2000. Sales in Latin America rose 15% to $421 million, primarily due to the Latin American economic rebound with 4% economic growth in the region. In the Pacific Region, sales increased 19% in 2000 to $254 million, a reflection of that area's continuing recovery from the economic crisis that occurred in Asia in 1998. As a result of the increases in sales at international operations, related operating profits increased 20% to $130 million.

As displayed in the Statement of Consolidated Income, continuing operations reported Income from Operations of $649 million in 2000 (7.8% of sales), down from $703 million in 1999 (8.8% of sales). These results reflect the benefit of Eaton's diversification, with excellent performances by the Industrial

& Commercial Controls and Fluid Power segments offsetting extremely difficult conditions in the Truck segment.

Income from Operations in 2000 was reduced by restructuring charges of $52 million ($34 million after-tax, or $.47 per Common Share) compared to similar charges of $30 million in 1999 ($20 million after-tax, or $.27 per share). The restructuring charges in 2000 and 1999 were primarily associated with the integration of Aeroquip-Vickers, and also included $7 million in 1999 for the restructuring of certain European operations of the Truck segment. These charges reduced operating profit of the Fluid Power segment, except for the $7 million charge in 1999 mentioned previously which reduced operating profit of the Truck segment, and charges related to general corporate ($5 million for 2000 and $2 million for 1999).

Income in 2000 included a net gain on the sales of corporate assets of $22 million ($14 million after-tax, or $.19 per Common Share). In 1999, the divestitures of the Engineered Fasteners and Fluid Power divisions resulted in a pretax gain of $340 million ($198 million after-tax, or $2.68 per share). These gains were included in the Statements of Consolidated Income in Other income-net and in Business Segment Information below business segment operating profit.

Income from continuing operations was $363 million in 2000 ($5.00 per Common Share), down from $603 million in 1999 ($8.17 per share). Excluding unusual items in both years, earnings were $383 million in 2000 ($5.28 per share), down from $425 million in 1999 ($5.76 per share). The benefits of the Company's diversification were also reflected in cash earnings per share (earnings per share before non-cash amortization of acquisition-related goodwill and other intangibles). Excluding unusual items in both years, cash earnings per share of continuing operations in 2000 were $6.37, compared to $6.74 in 1999. Cash earnings per share have been included because it is commonly used by financial analysts as one measure of operating performance. Cash earnings per share are not determined using generally accepted accounting principles and, therefore, are not necessarily comparable to other companies. Cash earnings per share should not be considered in isolation or as a substitute for, or more meaningful than, measures of performance determined in accordance with generally accepted accounting principles.

Business Segments
-----------------


Automotive
----------

Automotive segment sales were $1.825 billion in 2000, 2% below 1999, in large part because of the weak Euro exchange rate. A 2% increase in volume compared favorably with trends in Eaton's light vehicle markets, including a 2% drop in production in the NAFTA region, a 1% increase in Europe, and a 19% rise in South American output. The above-market volume performance was largely related to new product introductions. Operating profit in 2000 was $225 million (12.3% of net sales), down $11 million from $236 million (12.7% of sales) in 1999.

During 2000, Eaton began an expansion of its supercharger capacity in Brazil and announced it would divest its Vehicle Switch/Electronics Division, which had 2000 sales of $323 million, because the business no longer fit its longer-term strategic objectives.

Fluid Power
-----------

Fluid Power sales were $2.607 billion in 2000, up 28% over 1999. The increase resulted primarily from the acquisition of Aeroquip-Vickers in the second quarter of 1999 and other acquisitions in 2000. This increase in sales was offset to some extent by a weaker Euro's impact on sales. The change in sales was also affected by a 3% increase in North American fluid power markets and a 9% decline in aerospace markets.

Operating profit in 2000 was $235 million compared to $177 million in 1999. Before acquisition integration charges of $47 million in 2000 and $21 million in 1999, operating profit was $282 million (10.8% of net sales), up 42% from $198 million (9.7% of sales) in 1999. In the context of soft industry conditions and the on-going integration of Aeroquip-Vickers, the segment performed reasonably well. The most difficult aspects of the manufacturing integration of this acquisition have been completed. Overall, the acquisition added about 70 cents to earnings per share in 2000.

During 2000, Eaton announced it agreed to purchase Sumitomo Heavy Industries, Ltd.'s 50% interest in Sumitomo Eaton Hydraulics Company, Ltd. (SEHYCO), the two companies' Japanese hydraulic products joint venture. During the year, Eaton also completed three other acquisitions; the industrial cylinder business of International Motion Control Incorporated, Frederick Duffield PTY Ltd., an Australian-based manufacturer of metal hydraulic fittings and adapters, and the clamps, flanges, seals and flexible joint business of Honeywell International.

The Company remains cautious about the prospects for fluid power markets in 2001, given the current stagnant trend in industry orders, however aerospace markets should be at least 10% above 2000. Volumes should exceed market trends due to the three acquisitions completed over the course of 2000, and the addition of SEHYCO, which is expected to close during the first quarter of 2001. Profits in 2001 should also benefit from the expected additional 25 cents per share accretion generated by completion of the Aeroquip-Vickers integration.

Industrial & Commercial Controls
--------------------------------

Industrial & Commercial Controls sales and profits in 2000 were at record levels. Sales of $2.421 billion were 7% ahead of 1999, consistent with the increase in North American shipments of distribution equipment and industrial controls. Operating profit of $251 million (10.4% of net sales) was 39% higher than 1999 operating profit of $181 million (8.0% of sales).

Fourth quarter Cutler-Hammer orders were up 6% with disproportionate strength in distribution equipment offsetting weakness in industrial controls. CHESS, the engineering services business, was in the black during the fourth quarter of 2000, the first full quarter of profitability. While volume growth in 2001 is expected to be moderate compared to 2000, Eaton expects another record year from Industrial & Commercial Controls in 2001.

At the end of 2000, the power tool switch product line, with annual sales of about $40 million, was sold.

Truck
-----

Truck segment sales in 2000 were $1.456 billion, 11% below 1999. This compares to a 25% decline in NAFTA production of class 8 trucks, a 5% drop in NAFTA medium-duty truck production, an 8% rise in European medium and heavy truck output and a 30% increase in South American commercial vehicle production. This segment reported operating profits of $107 million in 2000 compared to profits of $242 million in 1999, before restructuring charges of $7 million in 1999.

The North American heavy truck industry suffered a 25% drop during 2000, with the entire production decline occurring in the second half of the year. This decline was unprecedented, especially during a period of generally favorable macroeconomic conditions. As an industry leader, Eaton was fully affected by this extraordinary volatility, and was unable to reduce resources at the same pace as orders dropped. This segment continues to win new business on a global scale. However, the Company has determined that the costs of serving demanding customer needs in the context of unprecedented volatility have become unacceptably high. As a result, in January 2001, the Company announced its plan to restructure the Truck segment in order to begin to evolve to a business model that is less vertically integrated, takes better advantage of its global presence, and focuses on those areas where it brings distinctive value to the marketplace. Eaton expects to take a $55 million charge during 2001 to restructure this business, with about $40 million recognized in the first quarter of 2001 and the balance of the expense recognized over the remainder of the year. Recurring annual savings from the restructuring are anticipated to reach $40 million, with a payback period of approximately 18 months. The result is expected to be a more flexible, more profitable organization that is less affected by the inevitable ups and downs of this dynamic, growth market, and can better serve the needs of its customers, suppliers, employees and owners.

During 2000, the Company announced a multi-year, $250 million agreement to supply medium-duty truck transmission components to DaimlerChrysler AG in Brazil from Eaton's facility in Mogi Mirim, Brazil.

Non-operating Income (Expense)
-----------------------------

Amortization of goodwill and other intangible assets was $98 million in 2000, up $9 million from $89 million in 1999. The increase was largely attributable to the recognition of a full year of amortization related to the acquisition of Aeroquip-Vickers, compared to nine months in 1999.

Net interest expense was $177 million in 2000 compared to $152 million in 1999. The increase was largely due to the recognition of a full-year of interest for borrowings required to finance the acquisition of Aeroquip-Vickers in the second quarter of 1999.

Corporate and other expenses netted to income of $9 million in 2000 compared to net expense of $29 million in 1999, or a net change of $38 million. The change was primarily related to a $22 million gain on the sale of corporate assets recorded in 2000.

Changes in Financial Condition
------------------------------

Eaton continues to generate substantial cash from operating activities, the primary source of funds to finance the needs of the Company. Continuing operations generated operating cash flow of $519 million in 2000 compared to $708 million in 1999. Spending in 2000 included higher income tax payments related to taxes payable for gains on businesses sold in 1999 and increased expenditures related to the integration of Aeroquip-Vickers.

Net working capital was $464 million at the end of 2000 with a current ratio of
1.2. The primary cause of the increase in working capital was the $413 million net reduction of short-term debt and current portion of long-term debt. This reduction reflected the reclassification of $400 million of short-term debt to long-term debt, the result of a new $400 million long-term credit facility entered into during 2000.

Total debt was $3.004 billion at the end of 2000, up $119 million from $2.885 billion at the end of 1999. The increase reflected the use of $417 million of cash in 2000 to repurchase Common Shares, offset by a $300 million dividend received from Axcelis. Axcelis paid the dividend to Eaton using proceeds received from the initial public offering of its common stock in July 2000 and other cash resources available to it. In March 2000, Eaton sold Euro 200 million of 6% notes due 2007 and in August 2000, issued $100 million of 7.05% medium-term notes due 2002. Net proceeds from the sale of the notes were used to refinance outstanding commercial paper and short-term notes.

As discussed under "Debt and Other Financial Instruments" in the Financial Review, the Company's domestic multi-year credit facilities were $900 million at the end of 2000, of which $500 million expires in 2003 and $400 million expires in 2005. These credit facilities support outstanding commercial paper of $1.275 billion at the end of 2000 of which $900 million was classified as long-term debt, up from $500 million at the end of 1999 because of the new $400 million facility entered into in 2000.

Cash dividends paid in 2000 were $127 million and represented 27.9% of net income. Annual per share dividends of $1.76 in 2000 were consistent with 1999. Eaton has paid dividends on Common Shares annually since 1923.

In January 2000, to avoid the dilution of earnings per share resulting from the exercise of stock options, Eaton's Board of Directors authorized the purchase of up to $500 million of Common Shares over a five-year period. This authorization replaced the expiring five million share repurchase program authorized in 1994. In July 2000, the Board of Directors authorized the repurchase of an additional $500 million of Common Shares. The Company intended to purchase these shares in the open market and, market conditions permitting, expected to complete these repurchases by year-end 2000. In light of softening general economic conditions, and in order to strengthen its balance sheet, in January 2001, Eaton announced that it was suspending purchases under the July program. During 2000, under both programs described above, 6 million shares were repurchased for $417 million.

Emphasis continues to be focused on the ongoing physical capital investment program designed to enhance product quality, manufacturing productivity and business growth, reduce costs and, selectively, to add capacity. Capital expenditures for 2000 were $386 million. Capital spending in 2001 is expected to continue at the level reached in 2000.

Goodwill and other intangible assets totaled $2.582 billion at the end of 2000 and represented 32% of total assets. The majority of these assets resulted from the $1.1 billion acquisition in 1994 of the electrical distribution and controls business unit of Westinghouse, and the $1.6 billion acquisition in 1999 of Aeroquip-Vickers. Goodwill for these businesses is amortized over 40 years since these businesses have a long history of operating success and profitability, which Eaton expects to continue. Each business holds a significant market position in the majority of their product lines and their products are well accepted by customers, which should continue in the future. These products are not subject to rapid technological or functional obsolescence, which should result in continuous strong demand for products for many years. The integration of these businesses and product lines into Eaton has created permanent value through the streamlining of product lines, manufacturing capacity and organization structure. This should enable the combined businesses to obtain synergy of complementary product offerings, operations and technical expertise for many years to come.

The Company records deferred income tax assets and liabilities for the differences between the financial accounting and income tax basis of assets and liabilities. Recorded deferred income tax assets and liabilities are described in detail under "Income Taxes" in the Financial Review. Deferred tax assets are expected to be realized through the reduction of future taxable income. Significant factors considered by management in the determination of the probability of realization of deferred tax assets include historical operating results, expectations of future earnings and taxable income and the extended period of time over which the postretirement health care liability will be paid.

Eaton is subject to various inherent financial risks attributable to operating in a global economy. Systems to measure and assure that these exposures are comprehensively evaluated have been developed so that appropriate and timely action can be taken to reduce risk, if necessary. Monitoring of exposures and the evaluation of risks includes approval of derivative activities on a discrete basis by senior management. Management performs a monthly oversight review of exposures and derivative activities. Derivative financial instruments are utilized to manage exposures in both the interest and foreign exchange markets. The counterparties used in these transactions have been diversified in order to minimize the impact of any potential credit loss in the event of nonperformance by the counterparties. Although derivatives are an integral part of risk management programs, their incremental effect on financial condition and results of operations is not material. Derivative activities are described in greater detail under "Debt and Other Financial Instruments" in the Financial Review.

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

1999 Compared to 1998 - Continuing Operations
---------------------------------------------

1999 proved to be a very eventful and significant year with Eaton reporting record sales, net income and net income per Common Share. While the most significant contribution to the increase in sales was the addition of Aeroquip-Vickers, increases were registered by all businesses. Each of Eaton's four business segments, Automotive, Fluid Power, Industrial and Commercial Controls, and Truck, reported record sales in 1999.

On April 9, 1999, Eaton acquired Aeroquip-Vickers, Inc., the largest acquisition in the Company's history. Aeroquip-Vickers had 1998 sales of $2.1 billion. This significant acquisition, as discussed under "Acquisitions of Businesses" in the Financial Review, built upon and extended Eaton's already strong position in mobile and industrial hydraulics. Aeroquip-Vickers is a global leader in industrial hydraulics that fundamentally complements Eaton's existing strengths in mobile hydraulics to position the combined business as a world leader in serving both mobile and industrial hydraulics customers. Aeroquip-Vickers also complements Eaton's existing global hydraulics market strengths with a significant complementary product line contribution of hoses and couplings that serve mobile, industrial, aerospace and automotive customers. Together, Eaton and Aeroquip-Vickers created an aerospace and hydraulics business and a systems capability across all hydraulics applications.

Results of Operations
---------------------

Worldwide sales of continuing operations reached a record $8.005 billion in 1999, 26% ahead of 1998. The increase in sales in 1999 was primarily attributable to the acquisition of Aeroquip-Vickers. Sales in the United States and Canada increased 28% to $6.482 billion and rose 54% in Europe to $1.294 billion. In Latin America, sales decreased 11% to $365 million as this region continued to struggle with economic weaknesses in Mexico, Brazil, and Argentina. Sales in the Pacific Region increased 73% in 1999 to $213 million, reflecting a partial recovery from the economic crisis that occurred in Asia in 1998.

As displayed in the Statement of Consolidated Income, continuing operations reported Income from Operations of $703 million in 1999, an increase of 16% over 1998. Income from continuing operations, including the gain on sales of businesses and restructuring charges, of $603 million in 1999 increased 40% from 1998 and 1999 earnings per share were $8.17, 38% above 1998.

The improved performance in 1999 was primarily the result of the acquisition of Aeroquip-Vickers, robust conditions in the Truck, Automotive, and Industrial and Commercial Controls markets, and the benefits of 1998's restructuring actions. Although conditions in the Fluid Power business remained very weak, excellent progress was made in the integration of Aeroquip-Vickers. During 1999, the Aeroquip and Vickers businesses added about $.27 to earnings per share before unusual charges.

In 1999, the divestitures of the Engineered Fasteners and Fluid Power divisions resulted in the recognition of a pretax gain of $340 million ($198 million after-tax, or $2.68 per Common Share). The Engineered Fasteners and Fluid Power divisions had 1998 sales of $94 million and $189 million, respectively. Unusual charges of $30 million were recorded in 1999 ($20 million after-tax, or $.27 per share). These charges were associated with the integration of Aeroquip-Vickers and the restructuring of certain European operations in the Truck segment.

In 1998, a pretax gain of $43 million ($28 million after-tax, or $.38 per Common Share) was recognized related to business divestitures, net of adjustments related to businesses sold in prior periods. During 1998, unusual pretax charges of $68 million were recorded ($44 million after-tax, or $.61 per share), which included $58 million to restructure operations within certain business segments and $10 million for a contribution to Eaton's charitable trust. The restructuring charges principally related to workforce reductions, inventory and other asset write-downs, plant closing and other costs.

Business Segments
-----------------


Automotive
----------

The Automotive segment achieved record sales of $1.857 billion in 1999, 7% above 1998. This increase compared to increases of 9% in North American light vehicle production and 2% in European output and a 20% decrease in South American output. This above-market performance was attributable to penetration gains across certain product lines.

Operating profit reached a record $236 million, an increase of 19% over 1998. This record performance was primarily due to increased sales and benefits of 1998's restructuring initiatives. Before restructuring charges of $12 million in 1998, operating profit in 1999 was 12% ahead of 1998.

Fluid Power
-----------

The Fluid Power segment achieved record sales of $2.036 billion in 1999, well above 1998 sales of $681 million. The increase in sales was primarily due to the acquisition of Aeroquip-Vickers. Aeroquip's fluid conveyance business also finished 1999 on a strong note.

Operating profits reached a record $177 million in 1999, an increase of 51% from 1998. During 1999, operating profits were reduced by charges of $21 million related to the integration of Aeroquip-Vickers. Before unusual charges in both years, operating profit in 1999 was 68% ahead of 1998.

Industrial & Commercial Controls
--------------------------------

Sales of Industrial and Commercial Controls reached a record $2.274 billion in 1999, 6% ahead of 1998 and exceeding the 3% rise in the North American market for electrical distribution equipment and industrial controls. Sales growth was attributable to strong residential and commercial construction markets, new multi-product "solutions" packaging, and a sharp increase in shipments in the Navy Controls business. The new Engineering Services business unit whose sales nearly tripled from the previous year boosted results in 1999.

Operating profits of $181 million in 1999 were also a record, 29% above 1998. This increase was the result of increased sales and benefits of 1998's restructuring initiatives partially offset by the costs of building the new Engineering Services business unit. Before 1998 restructuring charges of $28 million, operating profit in 1999 was 8% ahead 1998.

Truck
-----

Truck segment sales in 1999 reached a record $1.630 billion, increasing 10% over 1998. This sales growth compared with a

20% rise in NAFTA class 8 factory sales, flat European commercial truck production, and a decline of 25% in South American truck output. The Company took advantage of boom conditions in North American truck markets and worked hard to meet the challenge of surging demand.

Operating profits reached a record of $235 million in 1999, 17% ahead of 1998. Before restructuring charges in both years, operating profits were 11% ahead of last year. These improved results were primarily due to increased sales offset by operating inefficiencies stemming from unprecedented demand.

In 1999, a restructuring charge of $7 million was recorded related to the announced closure of the Aycliffe, United Kingdom medium-duty transmission plant. This closure was a part of 1998's $150 million cost-out program.

Non-operating Income (Expense)
-----------------------------

Amortization of goodwill and other intangible assets of $89 million in 1999 increased by $31 million over 1998. This increase was largely attributable to the acquisition of Aeroquip-Vickers.

Net interest expense of $152 million in 1999 increased by $64 million over 1998. The increase was primarily due to borrowings required to finance the acquisition of Aeroquip-Vickers.

As previously discussed, a gain on the sales of businesses of $340 million was recorded in 1999 compared to $43 million in 1998.

Corporate and other expenses of $29 million in 1999 increased by $43 million over 1998. The year-to-year change was related primarily to incentive compensation and deferred compensation accruals. A $24 million increase in incentive compensation accruals related to the record performance in 1999 compared to the disappointing operating results experienced in 1998, resulting in higher compensation expense. A $19 million increase in deferred compensation accruals was due to an increase in the stock price during 1999 from the year-end level of 1998, which drove an increase in the accrual in 1999.

Market Risk Disclosure
----------------------

Eaton is subject to interest rate risk as it relates to long-term debt. The table below presents principal cash flows (in millions) and related weighted-average interest rates by expected maturity dates of long-term debt, excluding foreign currency principal swaps and immaterial long-term debt of certain international operations.

December 31, 2000                  Expected maturity date
                       ------------------------------------------------
                       2001  2002  2003  2004  2005  Thereafter  Total   Fair
                                                                         value
                       ----  ----  ----  ----  ----  ----------  ------  ------
Long-term debt,
 including
 current portion
   Fixed rate (US$)    $100  $126        $253  $ 15      $1,135  $1,629  $1,693
   Average interest
    rate                9.0%  7.0%        6.9%  6.4%        7.4%    6.9%

  Commercial paper
   (US$)                           $500         400                 900     900
   Average interest
    rate                            6.4%        6.4%                6.4%


December 31, 1999                  Expected maturity date
                       ------------------------------------------------
                       2000  2001  2002  2003  2004  Thereafter  Total   Fair
                                                                         value
                       ----  ----  ----  ----  ----  ----------  ------  ------
Long-term debt,
 including
 current portion
   Fixed rate (US$)    $ 10  $102  $ 27        $254      $1,008  $1,401  $1,443
   Average interest
    rate               12.5%  9.0%  6.6%        6.9%        7.6%    7.5%

  Commercial paper
   (US$)                                 $500                       500     500
   Average interest
    rate                                  6.1%                      6.1%

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

The Company has several operations within the eleven participating countries that have adopted the Euro as the legal currency of the country. These operations and operations in other European countries and elsewhere in the world are conducting business transactions with customers and suppliers denominated in the Euro. Euro denominated bank accounts have been established to accommodate Euro transactions. Exposure to changes in European foreign exchange rates has reduced as a result of the Euro conversion.

The Company has established a steering committee to review strategic and tactical areas arising from the Euro conversion. Their efforts focused on those aspects of the Euro conversion required to conduct Euro-denominated business transactions beginning in 1999. Those aspects included transacting business in the Euro, the competitive impact on product pricing and adjustments to billing systems to handle parallel currencies. Systems are in place which are capable of transacting business in Euro's during the transitional period until December 31, 2001. Continuing analysis and development efforts by the steering committee and project teams at the business units continue to ensure that the full implementation, systems upgrades, policy and procedural changes for Euro functionality are adopted in line with the timetable and regulations established by the EU by January 1, 2002.

Based on current estimates, the Company does not expect the costs incurred to address the Euro will have a material impact on the financial condition or results of operations.

Forward-Looking Statements
--------------------------

This Annual Report to Shareholders contains forward-looking statements concerning earnings per share in 2001, the sale of its Vehicle Switch/Electronics Division, sales volume and profits in the Fluid Power segment, volume growth in the Industrial & Commercial Controls segment, expected restructuring charge, recurring annual savings from restructuring and future prospects for the Truck segment, the Company's capital spending in 2001, synergy related to the integration of Aeroquip-Vickers Inc., an agreement to supply medium-duty truck transmission components to Daimler Chrysler AG in Brazil and the realization of tax assets through the reduction of future taxable income. These statements are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: difficulties in negotiating the sale of the Vehicle Switch/Electronics Division, unanticipated costs or impediments in implementing the restructuring of the Truck business and the operations of that business thereafter, unanticipated changes in the heavy- and medium-duty truck markets, the fluid power markets or the industrial and commercial controls markets, a significant downturn in the economy or in business relationships with customers or unanticipated reductions in their purchases from the Company, competitive pressure on sales and pricing, increases in the cost of material and other production costs that cannot be recouped in product pricing and deterioration of economic conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

Quarterly Data
--------------
(Unaudited)

                                                  Quarter ended 2000                     Quarter ended 1999
(Millions except for per share data)   --------------------------------------   --------------------------------------
                                       Dec. 31   Sept. 30   June 30   Mar. 31   Dec. 31   Sept. 30   June 30   Mar. 31
                                       -------   --------   -------   -------   -------   --------   -------   -------
Continuing operations
  Net sales                             $1,948     $2,008    $2,169    $2,184    $2,081     $2,118    $2,202    $1,604
  Gross margin                             493        516       605       603       549        575       618       471
    Percent of sales                        25%        26%       28%       28%       26%        27%       28%       29%
  Income before income taxes                85        105       186       176       354        274       177       138
  Income after income taxes             $   58     $   69    $  123    $  113    $  215     $  175    $  118    $   95
Income (loss) from
    discontinued operations                 26         24        22        18         9          9         7       (11)
                                        ------     ------    ------    ------    ------     ------    ------    ------
  Net income                            $   84     $   93    $  145    $  131    $  224     $  184    $  125    $   84
                                        ======     ======    ======    ======    ======     ======    ======    ======

Net income per Common Share -
  assuming dilution
    Continuing operations                $  .83     $  .95    $ 1.66    $ 1.52    $ 2.86     $ 2.34    $ 1.62   $ 1.32
    Discontinued operations                 .37        .33       .30       .25       .12        .12       .09     (.15)
                                         ------     ------    ------    ------    ------     ------    ------   ------
                                         $ 1.20     $ 1.28    $ 1.96    $ 1.77    $ 2.98     $ 2.46    $ 1.71   $ 1.17
                                         ======     ======    ======    ======    ======     ======    ======   ======

Net income per Common Share -
  basic
    Continuing operations                $  .84     $  .96    $ 1.69    $ 1.55    $ 2.91     $ 2.39    $ 1.65   $ 1.33
    Discontinued operations                 .37        .33       .30       .25       .13        .13       .09     (.15)
                                         ------     ------    ------    ------    ------     ------    ------   ------
                                         $ 1.21     $ 1.29    $ 1.99    $ 1.80    $ 3.04     $ 2.52    $ 1.74   $ 1.18
                                         ======     ======    ======    ======    ======     ======    ======   ======

Cash dividends paid per
  Common Share                           $  .44     $  .44    $  .44    $  .44    $  .44     $  .44    $  .44   $  .44

Market price per Common Share
  High                                   $76.31     $73.81    $86.56    $81.44    $89.13    $103.50    $94.69   $   74
  Low                                     57.50      58.94     66.25     60.13     67.50      85.38     71.69       62


Reconciliation of income from continuing operations to operating earnings of continuing operations follows:

Income from continuing
  operations                   $   58    $   69    $  123    $  113    $  215    $  175    $  118    $   95
Excluding (after-tax)
   Unusual charges                 14         8         7         5        12         5         2
   Gain of sales of businesses                                           (117)      (81)
   Gain on sales of corporate
     assets                                            (7)       (7)
                               ------    ------    ------    ------    ------    ------    ------    ------
Operating earnings from
  continuing operations        $   72    $   77    $  123    $  111    $  110    $   99    $  120    $   95
                               ======    ======    ======    ======    ======    ======    ======    ======

Income from continuing
 operations per Common Share -
  assuming dilution            $  .83    $  .95    $ 1.66    $ 1.52     $ 2.86    $ 2.34    $ 1.62    $ 1.32
Per share impact of unusual
  items                           .20       .12      (.01)     (.02)     (1.39)    (1.01)      .03
                               ------    ------    ------    ------     ------    ------    ------    ------
Operating earnings per Common
  Share
    Continuing operations        1.03      1.07      1.65      1.50       1.47      1.33      1.65      1.32
    Discontinued operations       .37       .33       .30       .25        .12       .12       .09      (.15)
                               ------    ------    ------    ------     ------    ------    ------    ------
                               $ 1.40    $ 1.40    $ 1.95    $ 1.75     $ 1.59      1.45    $ 1.74    $ 1.17
                               ======    ======    ======    ======     ======    ======    ======    ======

Cash operating earnings per Common
  Share
    Continuing operations      $ 1.31    $ 1.34    $ 1.92    $ 1.77     $ 1.72    $ 1.61    $ 1.94   $  1.48
    Discontinued operations       .40       .35       .33       .28        .15       .15       .12      (.13)
                               ------    ------    ------    ------     ------    ------    ------    ------
                               $ 1.71    $ 1.69    $ 2.25    $ 2.05     $ 1.87    $ 1.76    $ 2.06   $  1.35
                               ======    ======    ======    ======     ======    ======    ======    ======


Cash earnings per Common Share represent income per Common Share excluding unusual items, before amortization expense for goodwill and other intangible assets.

Eaton Corporation
Five-Year Consolidated Financial Summary

For the year                                                2000      1999      1998      1997      1996
--------------------------------------------------------------------------------------------------------
(Millions except for per share data)

Continuing operations
  Net sales                                               $8,309    $8,005    $6,358    $7,104    $6,515
  Income before income taxes                                 552       943       616       730       428
  Income after income taxes                               $  363    $  603    $  430    $  526    $  305
    Percent of net sales                                     4.4%      7.5%      6.7%      7.4%      4.7%
Extraordinary item - redemption of debentures                                              (54)
Income(loss) from discontinued operations                     90        14       (81)      (62)       44
                                                          ------    ------    ------    ------    ------
Net income                                                $  453    $  617    $  349    $  410    $  349
                                                          ======    ======    ======    ======    ======

Net income per Common Share - assuming dilution
  Continuing operations                                   $ 5.00    $ 8.17    $ 5.91    $ 6.72    $ 3.89
  Extraordinary item                                                                      (.69)
  Discontinued operations                                   1.24       .19     (1.11)     (.79)      .57
                                                          ------    ------    ------    ------    ------
                                                          $ 6.24    $ 8.36    $ 4.80    $ 5.24    $ 4.46
                                                          ======    ======    ======    ======    ======
  Average number of Common Shares outstanding               72.6      73.7      72.7      78.2      78.2

Net income per Common Share - basic
  Continuing operations                                   $ 5.06    $ 8.31    $ 6.02    $ 6.85    $ 3.93
  Extraordinary item                                                                      (.71)
  Discontinued operations                                   1.25       .20     (1.13)     (.80)      .57
                                                          ------    ------    ------    ------    ------
                                                          $ 6.31    $ 8.51    $ 4.89    $ 5.34    $ 4.50
                                                          ======    ======    ======    ======    ======
  Average number of Common Shares outstanding               71.8      72.5      71.4      76.8      77.4

Cash dividends paid per Common Share                      $ 1.76    $ 1.76    $ 1.76    $ 1.72    $ 1.60


Market price per Common Share
  High                                                $ 86.56   $103.50   $ 99.63   $103.38   $ 70.88
  Low                                                   57.50     62        57.50     67.25     50.38

At the year-end
-----------------------------------------------------------------------------------------------------
Total assets                                          $8,180     $8,342    $5,570    $5,497    $5,290
Long-term debt                                         2,447      1,915     1,191     1,272     1,062
Total debt                                             3,004      2,885     1,524     1,376     1,092
Shareholders' equity                                   2,410      2,624     2,057     2,071     2,160
Shareholders' equity per Common Share                 $35.29     $35.44    $28.69    $27.72    $28.00
Common Shares outstanding                               68.3       74.0      71.7      74.7      77.1
-----------------------------------------------------------------------------------------------------

For the year
-----------------------------------------------------------------------------------------------------
Reconciliation of income from continuing operations to operating earnings of continuing operations follows:

Income from continuing operations                      $  363    $  603     $  430    $  472    $  305
Excluding (after-tax)
   Unusual charges                                         34        20         44        69        31
   Gain of sales of businesses                                     (198)       (28)      (69)
   Gain on sales of corporate assets                      (14)
                                                       ------    ------     ------    ------    ------
Operating earnings from continuing
  operations                                           $  383    $  425     $  446    $  472    $  336
                                                       ======    ======     ======    ======    ======
Income from continuing operations
 per Common Share  - assuming dilution                 $ 5.00    $ 8.17     $ 5.91    $ 6.03    $ 3.89
Per share impact of unusual items                         .28     (2.41)       .23                 .40
                                                       ------    ------     ------    ------    ------
Operating earnings per Common Share
  Continuing operations                                  5.28      5.76       6.14      6.03      4.29
  Discontinued operations                                1.24       .19       (.73)      .30       .58
                                                       ------    ------     ------    ------    ------
                                                       $ 6.52    $ 5.95     $ 5.41    $ 6.33    $ 4.87
                                                       ======    ======     ======    ======    ======

Cash earnings per Common Share
  excluding unusual items - assuming dilution
    Continuing operations                              $ 6.37    $ 6.74     $ 6.75    $ 6.55    $ 4.77
    Discontinued operations                              1.35       .30       (.63)      .31       .58
                                                       ------    ------     ------    ------    ------
                                                       $ 7.72    $ 7.04     $ 6.12    $ 6.86    $ 5.35
                                                       ======    ======     ======    ======    ======


Cash earnings per Common Share represent income per Common Share excluding unusual items, before amortization expense for goodwill and other intangible assets.

                                Eaton Corporation
                         2000 Annual Report on Form 10-K
                                   Item 14(c)
                                  Exhibit 10(a)
                      Deferred Incentive Compensation Plan
                   (amended and restated as of March 31, 2000)


I.       PURPOSE
         -------

         The purpose of the Deferred Incentive Compensation Plan is to promote the greater success of Eaton Corporation and its subsidiaries by providing a means to defer Incentive Compensation for key employees whose level and nature of position enable them to affect significantly the profitability, competitiveness and growth of Eaton.

II.      CONCEPT
         -------

         The Plan is based on the concept that the deferral of Incentive Compensation for later payment to a Participant, including the later payment during Retirement, will provide a benefit to each Participant and an incentive to improve the profitability, competitiveness and growth of Eaton.

III.     DEFINITIONS
         -----------

         Unless otherwise required by the context, the terms used herein shall have the meanings as set forth below:

         ACCOUNT: The account established by Eaton for each Participant to which may be credited his or her Deferred Incentive Compensation, Dividend Equivalents, Treasury Bill Interest Equivalents and Fixed Rate Interest Equivalents.

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

         BOARD: The Board of Directors of Eaton.

         CAUSE: For the purposes of this Plan, Eaton shall have "Cause" to terminate the Participant's employment hereunder upon (i) the willful and continued failure by the Participant to substantially perform the Participant's duties with Eaton (other than any such failure resulting from the Participant's incapacity due to physical or mental illness), after a demand for substantial performance is delivered to the Participant by the Board which specifically identifies the manner in which the Board believes that the Participant has not substantially performed the Participant's duties, or (ii) the willful engaging by the Participant in gross misconduct materially and demonstrably injurious to Eaton. For purposes of this definition, no act, or failure to act, on the Participant's part shall be considered "willful" unless done, or omitted to be done, by the Participant not in good faith and without reasonable belief that the Participant's action or omission was in the best interest of Eaton. Notwithstanding the foregoing, the Participant's employment shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Participant a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to the Participant and an opportunity for the Participant, together with the Participant's counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Participant was guilty of conduct set forth above in clauses (i) or
         (ii) of this definition and specifying the particulars thereof in detail.

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

         EATON COMMON SHARES: The common shares of Eaton.

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

             (iii) a failure by Eaton to continue the Participant's participation in Eaton's Executive Incentive Compensation Plan (the "I.C. Plan"), Deferred Incentive Compensation Plan (the "Deferred I.C. Plan"), Limited Eaton Service Supplemental Retirement Income Plan (the "Limited Service Plan"), the Executive Strategic Incentive Plan (the "ESIP Plan") and the Supplemental

                    Benefit Plan established by the Board as a result of the limitations on pension benefits imposed by Section 415 of the Internal Revenue Code (the "Supplemental Plan"), as each plan may be modified from time to time but substantially in the form presently in effect, on at least the basis as in effect immediately prior to the Change in Control of Eaton or to pay the Participant any amounts earned under such plans in accordance with the terms of such plans.

             (iv) the relocation of Eaton's principal executive offices to a location outside Cuyahoga County, Ohio or any county adjoining Cuyahoga County, Ohio, or Eaton's requiring the Participant to be based anywhere other than Eaton's principal executive offices or the location where the Participant is based immediately prior to the Change in Control of Eaton except for required travel on Eaton's business to an extent substantially consistent with the Participant's business travel obligations in effect immediately prior to the Change in Control of Eaton, or, in the event the Participant consents to any such relocation of Eaton's principal executive offices, the failure by Eaton to pay (or reimburse the Participant for) all reasonable moving expenses incurred by the Participant relating to a change of the Participant's principal residence in connection with such relocation and to indemnify the Participant against any loss (defined as the difference between the actual sale price of such residence and the higher of (a) the Participant's aggregate investment in such residence or (b) the fair market value of such residence as determined by any real estate appraiser designated by the Participant and reasonably satisfactory to Eaton) realized in the sale of the Participant's principal residence in connection with any such change of residence;

             (v) the failure by Eaton to continue to effect any benefit or compensation plan (including but not limited to the plans described under paragraph (p)(iii) above), pension plan, life insurance plan, health and accident plan or disability plan in which the Participant is participating at the time of a Change in Control of Eaton (or plans providing the Participant with substantially similar benefits), the taking of any action by Eaton which would adversely affect the Participant's participation in or materially reduce the Participant's benefits under any of such plans or deprive the Participant of any material fringe or personal benefit enjoyed by the Participant at the time of the Change in Control of Eaton, or the failure by

                    Eaton to provide the Participant with the number of paid vacation days to which the Participant is then entitled on the basis of years of service with Eaton in accordance with Eaton's normal vacation policy in effect immediately prior to the Change in Control of Eaton;

             (vi) the failure of Eaton to obtain the assumption of this Plan by any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the assets of Eaton, by agreement in form and substance satisfactory to the Participant, to expressly assume this Plan and the obligations of Eaton hereunder; or

             (vii) any purported termination of the Participant's employment which is not effected pursuant to a Notice of Termination satisfying the requirements of a Notice of Termination as herein defined (and, if applicable, the definition of "Cause" as herein defined); and for purposes of this Plan, no such purported termination shall be effective.


             INCENTIVE COMPENSATION: The full amount of the annual Incentive Compensation awarded to a Participant under the Executive Incentive Compensation Plan.

             INCENTIVE YEAR: An incentive year as defined under the provisions of the Executive Incentive Compensation Plan.

             LUMP SUM PAYMENT: Means an amount (payable in cash or Eaton Common Shares, or a combination thereof) equal to the total of the following amounts calculated as of the date of the payment:

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

             PLAN: The Deferred Incentive Compensation Plan pursuant to which all or a portion of Incentive Compensation may be deferred for later payment to a participant, as amended and restated as of January 1, 1989, and as subsequently amended on March 31, 2000 to provide for distributions of Type A Retirement Compensation first commencing after March 31, 2000 shall be made in Eaton Common Shares (except as otherwise provided in Section 6.04).

             RETIREMENT: The Termination of Employment of a Participant who is age fifty-five (55) or older and who has at least ten (10) years of service with Eaton or who is age sixty-five (65) or older or under circumstances making him eligible to receive pension payments under a pension plan sponsored by Eaton commencing within sixty (60) days of the date of such Termination of Employment.

             RETIREMENT COMPENSATION: That portion of Incentive Compensation deferred under the Plan for payment to a Participant upon his or her Retirement which either shall be Type A Retirement Compensation or Type B Retirement Compensation as selected by the Participant in accordance with Section 4.01.

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

IV.          ELECTION TO DEFER
             -----------------

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

             SECTION 4.05. Once a Participant has made an effective election under Section 4.01 with respect to the deferral and allocation of his or her Incentive Compensation, he or she may not thereafter change that election or change the allocation between Periodic Compensation and Retirement Compensation or between Type A Retirement Compensation and Type B Retirement Compensation.

V.           PERIODIC COMPENSATION
             ---------------------

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

             SECTION 5.03. Upon Termination of Employment, any unpaid Periodic Compensation and any unpaid Treasury Bill Interest Equivalents credited thereon shall be paid to the Participant, or his or her Beneficiary, as the case may be, pursuant to the schedule for payment described in Section 5.02.

VI.          RETIREMENT COMPENSATION
             -----------------------

             A.     General.
                    --------

             SECTION 6.01. The amount of Deferred Incentive Compensation allocated to Retirement Compensation shall correspond with the portion of the Incentive Compensation award elected by the Participant pursuant to Section 4.01. Such amount may be allocated between Type A Retirement Compensation and, subject to Sections
             6.08 and 6.09, Type B Retirement Compensation. Amounts allocated as Type A Retirement Compensation shall be converted into a number of Contingent Share Units on such date or dates as shall correspond with the determination and transfer of Incentive Compensation (it being understood that such transfer may be the payment date of such Incentive Compensation). The amounts allocated as Type A Retirement Compensation shall be converted into a number of Contingent Share Units based upon the average of the Mean Prices for Eaton Common Shares for the twenty trading days of the New York Stock Exchange during which Eaton Common Shares were traded immediately following the end of the Incentive Year in which the Incentive Compensation so allocated was earned. Amounts allocated as Type B Retirement Compensation shall not be converted into Contingent Share Units, but instead shall be credited with Fixed Rate Interest Equivalents, compounded annually, until paid.

             Retirement Compensation which the Participant elects to have converted into Contingent Share Units is referred to herein as "Type A Retirement Compensation" and Retirement Compensation to be credited with Fixed Rate Interest Equivalents is referred to herein as "Type B Retirement Compensation."

             B.     Provisions Regarding Type A Retirement Compensation.
                    ----------------------------------------------------

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

             SECTION 6.04. Upon Retirement or other Termination of Employment of the Participant or upon any other distribution of Type A Retirement Compensation, (x) all Contingent Share Units standing to his or her credit shall be converted to an equal number of Eaton Common Shares and (y) his or her account shall be credited with an additional amount equal to the amount, if any, by which the amount determined under Subsection 6.04(a) exceeds the greater of the amounts determined under Subsections 6.04(b) and (c):

             (a) the total of all Incentive Compensation allocated to Type A Retirement Compensation, as determined prior to conversion to Contingent Share Units pursuant to Section 6.01 hereof, and Treasury Bill Interest Equivalents, compounded quarterly, in respect to such Incentive Compensation for the period from the date of allocation to the date of Retirement or other Termination of Employment or distribution.
             (b) the product of the average of the Mean Prices for an Eaton Common Share for the twenty (20) trading days of the New York Stock Exchange during which Eaton Common Shares were traded immediately preceding the date of Retirement or other Termination of Employment or distribution multiplied by the number of Contingent Share Units then credited to the Participant's Account.
             (c) if a Change in Control of Eaton shall have occurred at any time within the period of thirty-six (36) months immediately preceding the Participant's Retirement or other Termination of Employment, the product of the highest of the following:

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

                  multiplied by the number of Contingent Share Units credited to the Participant's Account at the time of his or her Retirement or other Termination of Employment or distribution.

             The additional amount, if any, so determined shall be converted to Eaton Common Shares based on the average of the Mean Prices for Eaton Common Shares on the date of such determination which shall be credited to the Participant's Account and held for later distribution as set forth in Section 6.05.

             SECTION 6.05. Upon Retirement or other Termination of Employment of a Participant or upon any other distribution of Type A Retirement Compensation, and after the conversion of Contingent Share Units to Eaton Common Shares and the calculation of the additional amount, if any, to be credited to the Participant's Account as set forth in
             Section 6.04, the Committee shall determine in its sole discretion the method of distribution of such Eaton Common Shares and the additional amount, if any, whether in a lump sum, to be paid within one year after Retirement or other Termination of Employment or upon the date of any of other distribution of such Compensation, or Periodic Installments; PROVIDED, HOWEVER, that in making such determination the Committee may consider the wishes and needs of the Participant or his or her Beneficiary, as the case may be, with respect to the payment of Type A Retirement Compensation.

             SECTION 6.06. There shall be computed on a quarterly basis and credited to the Participant's Account Dividend Equivalents on the unpaid amount of Type A Retirement Compensation determined pursuant to Section 6.04 until such Compensation is paid by Eaton. All credited Dividend Equivalents shall be converted to Eaton Common Shares using the method set forth in Section 6.04 but based on a date which is as near to the distribution date as is administratively practical.

             SECTION 6.07. Commencing at such time as the Committee shall determine, but not later than one (1) year following Retirement or other Termination of Employment, the Eaton Common Shares credited to the Participant's Account in accordance with Section 6.04 shall be distributed to the Participant or his Beneficiary, as the case may be, in accordance with the schedule for distribution determined under Section 6.05 and, with each Periodic Installment, there shall be paid all Dividend Equivalents credited to the Participant and then unpaid.

             C.     Provisions Regarding Type B Retirement Compensation.
                    ----------------------------------------------------

             SECTION 6.08. A Participant may defer as Type B Retirement Compensation all or any portion of his or her future Incentive Compensation which is earned during a period of four (4) consecutive Incentive Years or for the period to his or her Normal Retirement Date, if earlier; PROVIDED, HOWEVER, that with respect to any Incentive Year, the amount of Incentive Compensation a Participant may defer as Type B Retirement Compensation must be at least $5,000 and no greater than the maximum amount for such Incentive Year specified in such Participant's Deferred Incentive Compensation Agreement; PROVIDED, FURTHER, that any Incentive Compensation in excess of such annual maximum limitation may be deferred as either Periodic Compensation or Type A Retirement Compensation.

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

             SECTION 6.10.

             (a) Following Retirement, all Type B Retirement Compensation then credited to a Participant's Account, together with Fixed Rate Interest Equivalents earned during the period of deferral, shall be paid to the Participant or his or her Beneficiary in fifteen (15) equal annual installments commencing on the first day of February following the year in which the Participant attains age 65; PROVIDED, HOWEVER, that after consideration of the wishes and needs of the Participant or his or her Beneficiary, the Committee may determine in its sole discretion (i) to commence payment of the installments to any Participant at an earlier date following Retirement; (ii) to pay to any Participant the Type B Retirement Compensation in a lump sum within one year following Retirement; or (iii) to pay Type B Retirement Compensation in a lump sum upon any Termination of Employment by reason of divestiture or closing of a business unit, subsidiary, plant or facility or to provide that such Type B Retirement Compensation shall be paid commencing on a date which is subsequent to such Termination of Employment but not later than the Participant's Normal Retirement Date. For purposes of the payments under the foregoing clauses (ii) and (iii), the amount of such lump sum shall be equal to the then present value of the fifteen
                    (15) annual payments which otherwise would have been made as calculated using an interest rate equal to "Moody's Corporate Bond Yield Average - Monthly (Average Corporates)" most recently published by Moody's Investor Services, Inc. (or any successor thereto) at the time of the calculation.

             (b) The rate of each Participant's Fixed Rate Interest Equivalent, as set forth in his or her Deferred Incentive Compensation Agreement, is based on the assumption that the Participant will defer a specified amount of Incentive Compensation for four (4) consecutive years or to his or her Retirement, if earlier. Notwithstanding any provisions hereof to the contrary, upon a Participant's Termination of Employment, other than for Retirement and except as provided in Section 6.10(c), all Type B Retirement Compensation then credited to his or her Account shall be credited only with Treasury Bill Interest Equivalents, compounded quarterly, for the actual period of deferral until paid in lieu of the Fixed Rate Interest Equivalents otherwise credited to Type B Retirement Compensation; PROVIDED, HOWEVER, that the Committee may determine in its sole discretion that all Type B Retirement Compensation credited to a Participant's Account shall continue to be credited with Fixed Rate Interest Equivalents until paid. Upon such Termination of Employment, payment of the amounts credited to a Participant's Account shall be made as determined by the Committee (i) in Periodic Installments commencing within one year following such Termination of Employment or at such other date not later than first February following the Participant's Normal Retirement Date as determined by the Committee, or (ii) in a lump sum within one year following such Termination of Employment or at such other date not later than the first February following the Participant's Normal Retirement Date as determined by the Committee.

             (c)    Notwithstanding anything in Section 6.10(b) to the contrary,
                    (i) if a Participant's Termination of Employment occurs within five (5) years after a Change in Control of Eaton and such Termination of Employment is by Eaton without Cause or by the Participant for Good Reason or for Retirement, all Type B Retirement Compensation then credited to the Participant's Account shall be credited with the Fixed Rate Interest Equivalents and held under the Plan as elected by the Participant in his or her Deferred Incentive Compensation Agreement; (ii) if within five (5) years after a Change in Control of Eaton a Participant is not permitted to complete the deferral of Incentive Compensation until the Participant's Retirement because of any amendment or termination of the Plan, all Type B Retirement Compensation then credited to the Participant's Account shall be credited with the Fixed Rate Interest Equivalents and held under the Plan as elected by the Participant in his or her Deferred Incentive Compensation Agreement; or (iii) if a Participant's Termination of Employment is caused by any divestiture or closing of a business unit, subsidiary, plant or facility, the Compensation Committee of the Board may determine in its sole discretion that all Type B Retirement Compensation then credited to the Participant's Account shall be credited with the Fixed Rate Interest Equivalents until paid as provided under Section 6.10(a).

VII.         AMENDMENT AND TERMINATION
             -------------------------

             SECTION 7.01. Eaton fully expects to continue the Plan but it reserves the right, except as otherwise provided herein, at any time or from time to time, by action of the Compensation Committee of the Board, to modify or amend the Plan, in whole or in part, or to terminate the Plan, in whole or in part, at any time and for any reason, including, but not limited to, adverse changes in the federal tax laws; PROVIDED, HOWEVER, that no amendment may be made to the provisions of the Plan which comply with Rule l6b-3(c)(2)(ii)(A) of the Securities Exchange Act of 1934, as amended, more than once every six months, other than to comport with changes in the Internal Revenue Code, the Employee Retirement Income Security Act, or the rules thereunder.

             SECTION 7.02. In the event of any termination of the Plan which results in the Participants being unable to have any future Incentive Compensation allocated as Type B Retirement Compensation, the amount of all Type B Retirement Compensation credited to a Participant's Account at the date of such Plan termination shall be converted to Type A Retirement Compensation, effective retroactively to the date such Retirement Compensation was allocated pursuant to Section 6.01, and either shall be paid to the Participant or continue to be held under the Plan as elected by the Participant in his or her Deferred Incentive Compensation Agreement, except for 1985 Incentive Compensation, if any, deferred as Type B Retirement Compensation which shall continue to be held under the Plan. Notwithstanding the foregoing, in the event of a termination of the Plan within five (5) years after a Change in Control of Eaton, all Type B Retirement Compensation then credited to a Participant's Account together with Fixed Rate Interest Equivalents earned during the period of deferral shall not be converted to Type A Retirement Compensation but shall be held under the Plan as elected by the Participant in his or her Deferred Incentive Compensation Agreement. No amendment to, or termination of, the Plan after a Change in Control of Eaton shall modify this provision or any provision hereof relating to a Change in Control of Eaton or the rights of a Participant in effect under the Plan immediately prior to such Change in Control of Eaton. Notwithstanding anything herein to the contrary, no amendment, modification or termination of the Plan shall, without the consent of the Participant, alter or impair this provision or any of the Participant's rights under the Plan with respect to benefits accrued prior to such amendment, modification or termination.

VIII.        ADMINISTRATION
             --------------

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

             SECTION 8.02. Each Participant or Beneficiary must claim any benefit to which he or she may be entitled under the Plan by a written notification to the Committee. If a claim is denied, it must be denied within a reasonable period of time in a written notice stating the specific reasons for the denial. The claimant may have a review of the denial by the Committee by filing a written notice with the Committee within sixty (60) days after the notice of the denial of his or her claim.

             The written decision by the Committee with respect to the review must be given within one hundred and twenty (120) days after receipt of the written request.

IX.      PAYMENTS TO PARTICIPANTS
         ------------------------

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

X.           MISCELLANEOUS
             -------------

             SECTION 10.01. Each Participant shall have the right, by written instruction to the Committee, on a form supplied by the Committee, to designate one or more primary and contingent beneficiaries (and the proportion to be paid to each, if more than one is designated) to receive his or her Deferred Incentive Compensation upon his or her death. Any such designation shall be revocable by the Participant.

             SECTION 10.02. The Committee may, in its sole discretion, change the amount of the Periodic Installments or the number of years over which the Periodic Installments are to be paid or permit the payment of any Deferred Incentive Compensation at any date or dates which may be earlier than the payment date or dates provided under the Plan. The Committee may consider the needs and desires of the participant or beneficiary in making this decision. The determination of the Committee shall be final and conclusive upon Eaton, the Participant and the Beneficiary. Any Type B Retirement Compensation paid pursuant to this Section 10.02 to a Participant who would then be eligible to terminate his or her employment for Retirement shall be credited with the Fixed Rate Interest Equivalent on the amount so paid. Any Type B Retirement Compensation paid to a Participant who is not then eligible to terminate his or her employment for Retirement shall be credited only with the Treasury Bill Interest Equivalent.

             SECTION 10.03. All payments under the Plan shall be subject to such taxes (federal, state or local) as may be due thereon and the determination by the Committee as to withholding with respect thereto shall be binding upon the Participant and his or her Beneficiary.

             SECTION 10.04. If any Participant under the Plan is a member of the Committee, he or she shall not participate as a member of the Committee in any determination under the Plan relating to his or her Deferred Incentive Compensation.

             SECTION 10.05. All action of the Committee hereunder may be taken with or without a meeting. If taken without a meeting, the action shall be in writing and signed by a majority of the members of the Committee and if taken with a meeting, a majority of the Committee shall constitute a quorum for any such action.

             SECTION 10.06. Subject to any federal statute to the contrary, no right or benefit under the Plan shall be subject to anticipation, alienation, sale, assignment, pledge, encumbrance, or charge, and any attempt to anticipate, alienate, sell, assign, pledge, encumber, or charge any right or benefit under the Plan shall be void. No right or benefit hereunder shall in any manner be liable for or subject to the debts, contracts, liabilities, or torts of the person entitled to such benefits. If the Participant or Beneficiary shall become bankrupt, or attempt to anticipate, alienate, sell, assign, pledge, encumber, or charge any right hereunder, then such right or benefit shall, in the discretion of the Company, cease and terminate, and in such event, the Company may hold or apply the same or any part thereof for the benefit of the Participant or his or her spouse, children, or other dependents, or any of them, in such manner and in such amounts and proportions as the Company may deem proper.

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

             SECTION 10.09. Obligations incurred by Eaton pursuant to this Plan shall be binding upon and inure to the benefit of Eaton, its successors and assigns, and the Participant or his or her Beneficiary.

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

                                Eaton Corporation
                         2000 Annual Report on Form 10-K
                                   Item 14(c)
                                  Exhibit 10(b)
                       Executive Strategic Incentive Plan
                   (amended and restated as of June 21, 1994,
                July 25, 1995, April 21, 1998 and April 1, 1999)


1.       PURPOSE
         -------

         The purpose of the Executive Strategic Incentive Plan (the "Plan") is to promote the growth and profitability of Eaton Corporation (the "Company") through the granting of incentives intended to motivate executives of the Company to achieve demanding long-term corporate objectives and to attract and retain executives of outstanding ability.

2.       ADMINISTRATION
         --------------

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

3.       ELIGIBILITY
         -----------

         Any executive of the Company designated by the Committee in its sole discretion shall be eligible to participate in the Plan.

4.       INCENTIVE TARGETS
         -----------------

         (A)      Establishment of Incentive Amounts

                  Individual Incentive Amounts for each participant with respect to each Plan Award Period (as defined below) shall be determined by multiplying the Incentive Percentages adopted by the Committee which are applicable to such participant, and which may not exceed 120%, by the amount of such participant's actual weighted average year-end salary range midpoint for the Award Period. In the event that during any Award Period a participant's salary grade changes to a grade for which a different Incentive Percentage would be applicable, such different Incentive Percentage shall be applicable to such participant with respect to the portion of any Award Period remaining after such salary grade change. With respect to Award Periods beginning on or after January 1, 1998, participant incentive targets will be expressed in the form of Performance Share Units which will be determined by the Committee by: (a) first estimating the Individual Incentive Amount for each participant with respect to each Award Period by multiplying the Incentive Percentage adopted by the Committee which is applicable to such participant, by the amount of such participant's estimated weighted average salary range midpoint for the Award Period and, (b) then dividing such Individual Incentive Amount by the average of the mean prices for the Company's common shares for the first twenty(20) trading days of each Award Period. At the end of each Award Period the estimated Individual Incentive Amount used for each participant (and the resulting number of Performance Share Units) shall be adjusted to reflect the participant's actual weighted average year-end salary range midpoint for such Award Period. In all cases, such amount shall be rounded up to the nearest 50 whole units. For purposes of the Plan, "mean price" shall be the mean of the highest and lowest selling prices for Company common shares quoted on the New York Stock Exchange List of Composite Transactions on the relevant trading day. Notwithstanding the foregoing, the Committee may, in its sole discretion, use a different method for establishing incentive targets for participants under the Plan.

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

5.       PRORATA PAYMENTS
         ----------------

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

6.       OTHER PROVISIONS
         ----------------

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


         (H)      Effective Dates of the Plan

                  The Plan was adopted by the Board on April 24, 1991 but the effective date of the Plan shall be January 1, 1991. The Plan was amended and restated as of June 21, 1994, July 25, 1995, April 21, 1998 and April 1, 1999.

                                    Page 98
                                Eaton Corporation
                        2000 Annual Report on Form 10-K
                                   Item 14(c)
                                 Exhibit 10(f)
                      Incentive Compensation Deferral Plan
                  (amended and restated as of October 1, 1997)



I.  Purpose

The Incentive Compensation Deferral Plan (the "Plan") enables employees who contribute significantly to the success of Eaton Corporation (the "Company") to defer receipt of awards earned under incentive compensation plans and certain other compensation. The purpose of the Plan is to help attract and retain highly qualified individuals, to provide an incentive to those individuals to improve the profitability, competitiveness and growth of the Company, and to help align their interests with those of the shareholders.

II.  Eligibility

All elected officers of the Company are eligible to participate in the Plan with respect to i) amounts earned under the Executive Strategic Incentive Plan or any other Eaton incentive plan made available for deferral hereunder by the Committee; and ii) any amount paid as a Recruitment Bonus. Such other executives as determined by the Committee shall also be eligible to participate in the Plan with respect to any amounts earned under any Eaton incentive compensation plan made available for deferral hereunder by the Committee, including the Senior Operations Managers Plan, and any amount paid as a Recruitment Bonus.

III.  Definitions

The terms used herein shall have the following meanings:

Account--A bookkeeping account established by Eaton for a Participant to which may be credited Deferred Incentive Compensation and earnings or losses thereon.

Agreement--A written agreement between Eaton and a Participant deferring the receipt of Incentive Compensation and indicating the term of the deferral.

Beneficiary--The person or entity designated in writing by the Participant and delivered to the Committee. If that person or entity is not living or in existence at the time any unpaid balance of Deferred Incentive Compensation becomes due after the death of a Participant, the term "Beneficiary" shall mean the Participant's estate or legal representative or any person, trust or organization designated in such Participant's will.

Board--The Board of Directors of Eaton Corporation.

Change in Control of Eaton--Shall be deemed to occur if (i) a tender offer shall be consummated for 25% or more of the combined voting power of Eaton's then outstanding voting securities, (ii) Eaton shall be merged or consolidated with another corporation and as a result less than 75% of the outstanding voting securities of the resulting corporation shall be owned by the former shareholders of Eaton, other than affiliates (within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act")) of any party to such merger or consolidation, as the same shall have existed immediately prior to such merger or consolidation, (iii) Eaton shall sell substantially all of its assets to another corporation which is not a wholly owned subsidiary of Eaton,
(iv) any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of 25% or more of the combined voting power of Eaton's then outstanding securities; or
(v) during any period of two consecutive years, individuals who at the beginning of that period constitute the Board cease to constitute at least a majority thereof unless the election, or the nomination for election by Eaton's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period. For purposes of this Plan, ownership of voting securities shall take into account and include ownership as determined by applying the provisions of Rule 13d-3(d)(l)(i) of the Exchange Act (as then in effect).

Committee--The Compensation and Organization Committee of the Board.

Common Share Retirement Compensation--Retirement Compensation which is converted into share units in accordance with Article VII.

Deferred Incentive Compensation--That portion of Incentive Compensation deferred pursuant to the Plan.

Eaton--Eaton Corporation, an Ohio corporation, and its subsidiaries and successors and assigns.

Eaton Common Shares--The common shares of Eaton Corporation with a par value of $.50 each.

Incentive Compensation--Any payment awarded to a Participant under any Incentive Compensation Plan or paid as a Recruitment Bonus.

Incentive Compensation Plan--Any incentive compensation plan approved by either the Board or its Compensation Committee.

Interest Rate Retirement Compensation--Retirement Compensation which is credited with Treasury Note Based Interest in accordance with Article VII.

Participant--An employee of Eaton who elects to defer receiving benefits under an Incentive Compensation Plan designated by the Committee as eligible for deferral hereunder or any Recruitment Bonus.

Periodic Installments--Monthly, quarterly, semiannual or annual payments, over a period not to exceed fifteen years, as determined by the Committee in its sole discretion, which are substantially equal in amount, or, in the case of Common Share Retirement Compensation, substantially equal in the number of share units being valued and paid or the number of Eaton Common Shares being distributed, except that earnings attributable to periods following Retirement or Termination of Employment shall be included with each payment.

Plan--This Incentive Compensation Deferral Plan pursuant to which Incentive Compensation may be deferred for later payment.

Proposed Change in Control--The first to occur of any of the following events (including the expiration of the periods specified therein):

(i) twenty (20) days after the commencement of a tender offer shall be made for the ownership of securities of Eaton representing 25% or more of the combined voting power of Eaton's then outstanding voting securities (unless such tender offer shall have been withdrawn);

(ii) twenty (20) days after the commencement of solicitation of proxies or consents for a merger or consolidation with another corporation and as a result of such merger or consolidation less than 75%, in the Committee's view, of the outstanding voting securities of the surviving or resulting corporation would be owned in the aggregate by the former shareholders of Eaton, other than the party and any affiliates (within the meaning of the Exchange Act) of any party, to such merger or consolidation, as the same shall have existed immediately prior to such merger or consolidation;

(iii) upon the date that Eaton shall have entered into an agreement to sell substantially all of its assets to another corporation which is not a wholly owned subsidiary of Eaton;

(iv) within twenty (20) days after any "person" (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) becomes the beneficial owner, directly or indirectly, of securities of Eaton representing 15% or more of the combined voting power of Eaton's then outstanding securities; or

(v) upon the date that individuals who, at the beginning of any period of two consecutive years, constitute the Board, cease for any reason to constitute at least 76% thereof, unless the election, or the nomination for election by Eaton's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

For purposes of this definition, ownership of voting securities shall take into account and include ownership as determined by applying the provisions of Rule 13d-3(d)(1)(i) of the Exchange Act (as then in effect).

Recruitment Bonus--Any amount offered by the Company in order to recruit new executives.

Retirement--The Termination of Employment of a Participant who is age fifty-five or older and who has at least ten years of service with Eaton, who is age sixty-five or older or who is eligible to receive pension payments under a pension plan sponsored by Eaton commencing within sixty days of the date of such Termination of Employment, or who is approved by the Committee to qualify as a retirement.

Retirement Compensation--That portion of Incentive Compensation deferred for payment at Retirement, at one year following Retirement, or in Periodic Installments commencing after Retirement.

Short-Term Compensation--That portion of Incentive Compensation deferred for payment as determined by the Committee in accordance with Article V.

Termination of Employment--The time when a Participant shall no longer be employed by Eaton, whether by reason of retirement, death, voluntary resignation, divestiture, discharge (with or without cause), or such disability that, under the then current employment practices of Eaton, the employment of the Participant is deemed to have been terminated.

Treasury Bill Interest Equivalent--A rate of interest equal to the quarterly average yield of 13-week U.S. Government Treasury Bills.

Treasury Note Based Interest--A rate of interest equal to the average yield of 10-year U.S. Government Treasury Notes plus 300 basis points.

Variable-Term Compensation--That portion of Incentive Compensation deferred for payment to a Participant until such time as it is determined by the Committee in its sole discretion that such compensation can be paid in whole or in part without exceeding the deduction limit imposed by Section 162(m) of the Internal Revenue Code or without being subject to that section.

IV.  Election to Defer

Section 4.01  Deferral Options

For each award period ending during or after 1994 (an "Award Period") with respect to any plan eligible for the deferral of Incentive Compensation hereunder, or with respect to any Recruitment Bonus offered by the Company after October 1, 1997, the Participant may elect to defer the receipt of all or part of his or her Incentive Compensation as Short-Term Compensation, Variable-Term Compensation or Retirement Compensation. Once a Participant has made an effective election, he or she may not thereafter change that election or change any allocation between Short-Term Compensation, Variable-Term Compensation or Retirement Compensation.

Section 4.02  Amount Deferred

Between 10% and 100% of any Recruitment Bonus may be deferred under the Plan and not less than 10% of Incentive Compensation awarded for any Award Period may be deferred under the Plan, except that Variable-Term Compensation may be less than 10% of the Incentive Compensation awarded for any Award Period. If a Participant elects to allocate a portion of Incentive Compensation to both Short-Term Compensation and Retirement Compensation, the amount allocated to each shall be not less than 10% of the Incentive Compensation awarded for any Award Period.

Section 4.03  Election Deadline

To be in effect for an Award Period, a Participant's election must be completed, signed and filed with the Committee on or before such date as is necessary to defer an award for Federal income tax purposes. Elections to defer a Recruitment Bonus must be completed, signed and filed with the Committee prior to the Participant's acceptance of employment with the Company.

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

VII.  Retirement Compensation

Section 7.01  Duration

If elected by a Participant, payment of the amount of Incentive Compensation allocated to Retirement Compensation will be deferred to Retirement or to one year after Retirement, but subject to Committee discretion as to date of payment as provided herein. Retirement Compensation shall be credited to the Participant on the date such amount would have been distributed to him or her if there had been no valid deferral election by establishing an Account in the Participant's name.

Section 7.02  Common Share Retirement Compensation

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

Allocations to Common Share Retirement Compensation are subject to approval of the Plan by the Company's shareholders and to the share unit limitation provided above. If that approval is not obtained, or if that limitation would be exceeded, then those allocations shall instead be made to Interest Rate Retirement Compensation.

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

Section 7.05  Termination of Employment

The Retirement Compensation Account of a Participant whose employment terminates for reasons other than Retirement shall be distributed in a lump sum or in Periodic Installments, as the Committee may determine in its sole discretion. The lump sum payment shall be made, or the Periodic Installments shall commence, as the Committee may determine in its sole discretion, no later than the February 1 of the calendar year immediately after the calendar year that includes the earliest of: (i) the Participant's death, (ii) the Participant's attainment of age 55 if he or she was credited with at least 10 years of service for Eaton (or an affiliate of Eaton), (iii) the Participant's attainment of age 65, or (iv) the fifth anniversary of the Participant's termination of employment.

Earnings shall be credited on undistributed Retirement Compensation Accounts, and annual installment payments shall be adjusted to reflect such additional earnings, based on the remaining number of installment payments to be distributed and based on Treasury Note Based Interest, computed quarterly.

VIII.  Amendment and Termination

Eaton fully expects to continue the Plan but it reserves the right, except as otherwise provided herein, at any time by action of the Committee, to modify, amend or terminate the Plan for any reason, including adverse changes in the federal tax laws. Notwithstanding the foregoing, (a) no amendment or modification of the provisions of the Plan permitting officers to receive awards or setting the formula that determines the amount, price and timing of awards, shall be made more than once every six months (or at more frequent intervals if permitted by applicable governmental regulations); and (b) upon the occurrence of a Change in Control of Eaton, no amendment, modification or termination of the Plan shall, without the consent of the Participant, alter or impair any rights or obligations under the Plan with respect to such Participant.

IX.  Administration

The Plan shall be administered by the Committee. The Committee shall interpret the provisions of the Plan where necessary and may adopt procedures for the administration of the Plan which are consistent with the provisions of the Plan and any rules adopted by the Committee.

After Retirement or other Termination of Employment, the Committee shall determine in its sole discretion (i) whether Retirement

Compensation shall be paid in a lump sum or in Periodic Installments, (ii) the date on which a lump sum payment will be made or Periodic Installments will commence, which in the case of Retirement shall be not later than one year following the date to which the deferral was made, and in the case of Termination of Employment for reasons other than Retirement shall be in accordance with Section 7.05, (iii) whether to change the Periodic Installments or the number of years over which they are to be paid, and (iv) whether Common Share Retirement Compensation will be paid in cash or in Eaton Common Shares. In making these determinations, the Committee may consider the wishes and needs of the Participant or his or her Beneficiary.

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

X.  Automatic Lump Sum Payment

Except as provided below, upon the date of a Proposed Change in Control, Eaton shall make an immediate lump sum payment of the Account balances, including all earnings to that date, to each Participant or his or her Beneficiary. At any time prior to a Proposed Change in Control, the Committee may decide that the Lump Sum Payment shall not be made, upon a Proposed Change in Control, because any such payment is not then advisable, in the Committee's judgment, in order to protect the benefits of the Participants under the Plan. If the Committee makes such a decision, it may thereafter (i) take no further action, in which case the Lump Sum Payments will not be made, (ii) reconsider such decision and decide at a later date (which may be subsequent to a Proposed Change in Control) to terminate the Plan and make Lump Sum Payments, (iii) provide funding for the Plan benefits by depositing funds in trust for such purpose or (iv) take no action to protect the Plan benefits.

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

Section 11.02  Designation of Beneficiaries

Each Participant shall have the right, by written instruction to the Committee, on a form supplied by the Committee, to designate one or more primary and contingent Beneficiaries (and the proportion to be paid to each, if more than one is designated) to receive his or her Account balance upon his or her death. Any such designation shall be revocable by the Participant.

Section 11.03  Committee Actions

All actions of the Committee hereunder may be taken with or without a meeting. If taken without a meeting, the action shall be in writing and signed by a majority of the members of the Committee and if taken with a meeting, a majority of the Committee shall constitute a quorum for any such action. The determination by the Committee as to the withholding of taxes shall be binding upon the Participants and their Beneficiaries.

Section 11.04  Assignment

No benefit under the Plan shall be subject to anticipation, alienation, sale, transfer or encumbrance, and any attempt to do so shall be void. No benefit hereunder shall in any manner be liable for the debts, contracts, or liabilities of the person entitled to such benefits. If the Participant or Beneficiary shall become bankrupt, or attempt to anticipate, alienate, sell, transfer or encumber any benefit hereunder, then such benefit shall, in the discretion of the Committee, cease and terminate, and the Committee may hold or apply the same for the benefit of the Participant or his or her spouse, children, or other dependents, or any of them, in such manner and in such amounts and proportions as the Committee may deem proper. During a Participant's lifetime, rights hereunder are exercisable only by the Participant or that person's guardian or legal representative. Notwithstanding the foregoing, nothing in this Section shall prohibit the transfer of any benefit by will or by the laws of descent and distribution or (if permitted by applicable regulations under Section 16(b) of the Securities Exchange Act) pursuant to a qualified domestic relations order, as defined under the Internal Revenue Code and the Employee Retirement Income Security Act.

Section 11.05  No Funding Required

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

Section 11.06  No Employment Contract

The Plan shall not be deemed to constitute a contract of employment between Eaton and a Participant. Neither shall the execution of the Plan nor any action taken by Eaton or the Committee pursuant to the Plan confer on a Participant any legal right to be continued in any other capacity with Eaton whatsoever.

Section 11.07  Governing Law

The Plan shall be construed and governed in accordance with the law of the State of Ohio to the extent not covered by Federal law.

Section 11.08  Effective Date

The Plan was originally adopted by the Board on June 22, 1994 and was amended by the Committee and restated effective as of October 1, 1997.

                                Eaton Corporation
                         2000 Annual Report on Form 10-K
                                  Item 14(c)
                                Exhibit 10(j)
                    Executive Incentive Compensation Plan


I.   Purpose

     The purpose of the Plan is to provide an annual incentive compensation opportunity for eligible employees in executive, administrative, professional, technical, or advisory positions whose actions are considered to have a significant impact on corporate performance.

II.  Administration

     The Plan is adopted by the Board of Directors of Eaton Corporation and may be amended, modified or discontinued as the Board,in its sole discretion, may deem necessary.

     The Plan is administered by the Management Compensation Committee (the "Committee"), which shall consist of the Chief Executive Officer and up to four officers designated by the Chief Executive Officer. The Committee shall have complete authority to interpret all provisions of the Plan consistent with the law.

III. Concept

     The Plan is based on the concept that those individuals in positions that have an opportunity to significantly affect company results should have a significant portion of their total compensation at risk and linked to business and individual results.

IV.  Eligibility

     Any salaried employee of the Corporation or any of its subsidiaries (including any subsidiary acquired after adoption of this Plan) who in the judgment of the Commit- tee meets the criteria described in Article I may be selected for participation in the Plan. The Committee will have final authority for designating participants in the Plan, but may delegate this authority, as it deems advisable.

     An employee may be designated as a participant on the first of any month following the approval of the Committee or its designee.

V.   Calculation of Incentive Compensation Payments

     Plan participants will be placed into one of three (3) Incentive Compensation Programs within the overall Plan. These three Programs are:

     Operations Program - which will include participants who are assigned to operating units.

     Corporate Staff Program - which will include participants who are members of corporate staff functional departments.

     Executive Management Program - which will include senior elected officers.

     The total Corporate Incentive Pool will be created by multiplying participants' salary grade midpoints by target Percentage Incentive Factors appropriate for their respective levels of responsibility. The aggregate pool amount will then be multiplied by the Corporate Performance Factor to determine the Initial Adjusted Corporate Incentive Pool.

     The Corporate Performance Factor raises or lowers the Initial Corporate Incentive Pool based on Eaton's performance as measured by Cash Flow Return on Gross Capital (CFR). A philosophical cornerstone of the Plan is the belief that consistently high CFR performance will result in increases in shareholder value. The Compensation and Organization Committee of the Board will establish the Corporate Performance Factor Schedule. This schedule will define the threshold, target, and maximum CFR goals and pool adjustment levels for the designated year. This process determines the maximum amount of the Initial Adjusted Corporate Incentive Pool but is not linked to the incentive distribution process.

     The Compensation and Organization Committee of the Board of Directors, in its sole discretion, will determine the Final Adjusted Corporate Incentive Pool by multiplying the Initial Adjusted Corporate Incentive Pool by a Corporate Performance Incentive Pool Modifier which can affect the initial incentive pool by as much as plus or minus twenty (20%) percent. In applying the Corporate Performance Incentive Pool Modifier, the Committee will take into consideration such other performance factors as it deems appropriate which may include, but are not limited to: performance versus Profit Plan goals; performance versus that reported for Eaton's peer companies and progress toward the execution of the corporation's growth strategies.

     The process of allocating the incentive funds is based upon performance ratings. In the Operations Program, each appropriate operating unit will be given a rating on a scale from zero (0) to 150. Participants in each program will be given individual ratings based on the same scale. These ratings will be established by a senior officer, subject to final review and approval by the Chief Executive Officer, and will be based primarily upon the success of the unit and/or individual in meeting pre-established objectives. If is intended that the ratings process should allow maximum flexibility for the recognition of unanticipated challenges and opportunities, which may not have been contemplated at the time the original objectives were established.

     While it is not necessary that the entire Final Adjusted Corporate Incentive Pool be allocated to participants, the total of all awards made to participants throughout the Corporation cannot be greater than the sum of the pools of all three programs. Excepted from this provision are the awards made to designated employees by the Compensation and Organization Committee of the Board of Directors, which shall be calculated in a manner consistent with the Plan, but which shall be paid from the Corporation's General Funds rather than the Corporate Incentive Pool. At the sole discretion of the Chief Executive Officer, money not distributed from one program may be reallocated to another program.

VI.  Other Provisions

     The Plan provides for a Special Award Fund which will allow the Compensation and Organization Committee of the Board of Directors, on an exception basis, to award special payments to individual participants who, in that Committee's judgment, have made extraordinary contributions to the Corporation in a year when there would normally be no incentive compensation payment due to below threshold corporate performance. The maximum amount of such awards is defined in Article X of this Plan.

     Note: When assigning individual ratings a specific effort is made to reward extraordinary job performance. To accomplish this senior officers are expected to allocate ratings above 100 based on clearly demonstrated and exceptional job performance, leadership and initiative. The remainder of that business unit and/or department incentive pool will be allocated, again by job performance, to the remaining participants. As a natural consequence of this process the individual rating will generally average
     100. However, because the Plan is designed to reward exceptional performance with ratings well above 100, fully competent performers can expect individual ratings that may average below 100.

VII. Payment

     Incentive compensation will be paid in the year subsequent to the year in which it is earned at the earliest feasible date following the determination of final corporate performance and the calculation of individual incentive payments.

VIII. Service for Part of Year

     A participant must be employed by the Company or one of its subsidiaries at the end of an Award Period in order to be entitled to a payment in respect to such Award Period; provided, however, that a payment, prorated for the participant's months of participation during the Award Period, may be authorized by the Committee, in its sole discretion, in the event the employment of a participant terminates before the end of an Award Period due to death, permanent disability, normal or early retirement, closure or divestiture of an Eaton facility or any other reason.

IX.  Accounting Provisions

     Awards paid out under the provisions of the Plan to participants in the Operations Program will be accrued for and charged to the appropriate units. Awards to participants in the Executive Management and Corporate Staff Programs will be accrued for and charged as a corporate administrative expense.

X.   Definitions of Special Terms

     INCENTIVE POTENTIAL - The amount derived from multiplying a participant's midpoint by the target percentage incentive factor appropriate for the position's level of responsibility. This calculation is made prior to any adjustment for corporate, group or individual results.

     INITIAL ADJUSTED CORPORATE INCENTIVE POOL - The sum of the Incentive Potential for all participants in each of the three programs multiplied by the Corporate Performance Factor.

     FINAL ADJUSTED CORPORATE INCENTIVE POOL - The result obtained by multiplying the Initial Adjusted Corporate Incentive Pool by the Corporate Performance Modifier as described in Section V.

     CORPORATE PERFORMANCE FACTOR - Adjustment percentages which raise or lower the Corporate Incentive Pool based on Eaton's performance. The following schedule will be applied to the 2000 incentive pool adjustment.

                                    Corporate
                                   Performance
    CFR                                Factor


  14.75%            Threshold             40%
  20.30%            Target               100%
  21.40%            Maximum              200%

  CASH FLOW RETURN ON GROSS CAPITAL - Net income plus depreciation, goodwill amortization and after-tax net interest divided by capital plus accumulated depreciation multiplying a participant's midpoint by the target percentage minus goodwill and short-term investments.

  SPECIAL AWARD FUND - An amount not greater than twenty (20%) percent of the sum of the Corporate Incentive Pool. The Compensation and Organization Committee of the Board of Directors will have sole authority to grant up to the maximum of this Fund to recognize extraordinary contributions to the Corporation in a year when the CFR threshold was not met and the Plan did not generate payments for participants.

  MIDPOINT - The midpoint of the base salary range for each participant's level of responsibility that is effective as of July 1st of each new incentive year.

  PERCENTAGE INCENTIVE FACTOR SCHEDULE - A schedule outlining the percentage to be applied against the midpoint of the base salary range of each level of participant in order to determine the participant's Incentive Potential. The incentive factor will vary according to level of responsibility and may be changed from time to time to reflect the competitive practices for companies comparable to Eaton. The schedule will be established by the Compensation Department subject to review and approval of the Compensation and Organization Committee of the Board of Directors.

                                Eaton Corporation
                         2000 Annual Report on Form 10-K
                                   Item 14(c)
                                   Exhibit 12
                       Ratio of Earnings to Fixed Charges

                                                                                    Year ended December 31
                                                            -----------------------------------------------------------------------
                                                                2000           1999          1998          1997          1996
                                                            -------------- ------------- ------------- ------------- --------------
Income from continuing operations
  Before income taxes & extraordinary
  item                                                      $  552         $  943        $  616        $  730        $  428
Adjustments
  Minority interests in
    Consolidated subsidiaries                                    8              2            (2)            1             1
  Income of equity investees                                    (1)            (1)           (1)           (3)           (4)
  Interest expensed                                            182            159            93            86            85
  Amortization of debt issue costs                               1                                          1             1
  Estimated portion of rent expense
    Representing interest                                       39             36            28            25            23
  Amortization of capitalized interest                          10              8             7             8             8
  Distributed income of equity
    Investees                                                    1                            1             2             3
                                                            -------------- ------------- ------------- ------------- --------------
Adjusted income from continuing
  Operations before income taxes &
  extraordinary item                                        $  792         $1,147        $  742        $  850        $  545
                                                            ============== ============= ============= ============= ==============

Fixed Charges
  Interest expensed                                         $  182         $  159        $   93        $   86        $   85
  Interest capitalized                                          22             21            16            12             8
  Amortization of debt issue costs                               1                                          1             1
  Estimated portion of rent expense
    Representing interest                                       39             36            28            25            23
                                                            -------------- ------------- ------------- ------------- --------------
Total fixed charges                                         $  244         $  216        $  137        $  124        $  117
                                                            ============== ============= ============= ============= ==============

Ratio of earnings to fixed charges                            3.25           5.31          5.42          6.85          4.66

                         Eaton Corporation
                         2000 Annual Report on Form 10-K
                                   Item 14(c)
                                   Exhibit 21
                        Subsidiaries of Eaton Corporation

Eaton is publicly held and has no parent corporation. Eaton's subsidiaries, the state or country in which each was organized, and the percentage of voting securities owned by Eaton or another Eaton subsidiary as of December 31, 2000 are as follows:


                                                                                Percentage of voting securities
Consolidated                               Where                                   owned (by Eaton unless
subsidiaries (A)                         Organized                                   otherwise indicated)
------------------------------------------------------------------------------------------------------------------------
Vorad Safety Systems, Inc.               California                              100%  IVHS Technologies, Inc.

Aeroquip International Inc.              Delaware                                 77%  Eaton Aeroquip Inc.
                                                                                  23%  Vickers International Inc.

Cutler-Hammer de Puerto Rico Inc.        Delaware                                100%  Cutler-Hammer Inc.

Cutler-Hammer Inc.                       Delaware                                100%

Integrated Partial Discharge             Delaware                                100%  Cutler-Hammer Inc.
Diagnostics, Inc. (IPDD)

Eaton Administration Corporation         Delaware                                100%

Eaton Aerospace LLC                      Delaware                                100%  Eaton Hydraulics Inc.

Eaton ESC Holding Company                Delaware                                100%

Eaton International Corporation          Delaware                                100%

Eaton Truck Systems, Inc.                Delaware                                100%

Eaton USEV Holding Company               Delaware                                100%

Eaton VORAD Technologies, L.L.C.         Delaware                               93.3%  Eaton Truck Systems, Inc.
(Partnership)                                                                    6.7%  Vorad Safety Systems, Inc.

ERC Corporation                          Delaware                                100%  Eaton Leasing Corporation

ERC II Corporation                       Delaware                                100%  Eaton Leasing Corporation

IVHS Technologies, Inc.                  Delaware                               69.8%

M.C. Aerospace Corporation               Delaware                                100%  Eddot Company

Modern Molded Products, Inc.             Delaware                                100%

Kate Patrick Mfg. Inc.                   Delaware                                100%  Modern Molded Products, Inc.

Kelmac Grip, L.P.                        Delaware                                 92%  Modern Molded Products, Inc.
                                                                                   8%  Kate Patrick Mgf. Inc.

Eaton Hydraulics Inc.                    Delaware                                100%  Eaton Aeroquip Inc.

Vickers International Inc.               Delaware                                100%  Eaton Aeroquip Inc.

Eaton Asia Investments Corporation       Maryland                                100%

Eaton Aeroquip Inc.                      Michigan                                100%  Aeroquip-Vickers Inc.

Aeroquip Inoac Company (Partnership)     Michigan                                 51%  Eaton Aeroquip Inc.

CAPCO Automotive Products Corporation    Michigan                                100%

Eddot Company                            Michigan                                100%  Eaton Hydraulics Inc.

G.T. Products, Inc.                      Michigan                                100%

Aeroquip-Vickers, Inc.                   Ohio                                    100%

Cutler-Hammer IDT, Inc.                  Ohio                                    100%

Eaton Consulting Services Corporation    Ohio                                    100%

Eaton Leasing Corporation                Ohio                                    100%

Eaton MDH Co. Inc.                       Ohio                                    100%

Eaton MDH Limited Partnership            Ohio                                      1%
                                                                                  99%  Eaton MDH Co. Inc.

Eaton Properties Corporation             Ohio                                    100%  Eaton Leasing Corporation

Eaton Utah Corporation                   Ohio                                    100%  Eaton Leasing Corporation

U.S. Engine Valve (Partnership)          Ohio                                  5.607%
                                                                                  70%  Eaton USEV Holding Company

Summa Manufacturing Corporation          Tennessee                               100%  Eaton Hydraulics Inc.

Eaton S.A.                               Argentina                               100%

Vickers Systems Pty. Ltd.                Australia                               100%  Vickers International Inc.

Cutler-Hammer Controls Pty. Ltd.         Australia                          99.99996%  Eaton International Corporation
                                                                              .00004%  Eaton Pty. Ltd.

Eaton Finance Pty. Ltd.                  Australia                               100%  Eaton International Corporation

Eaton Finance G.P.                       Australia                            99.834%  Eaton Finance Pty. Ltd.
                                                                                .166%  Eaton Specialty Controls Pty. Ltd.

Eaton Pty. Ltd.                          Australia                               100%

Eaton Specialty Controls Pty. Ltd.       Australia                           99.9996%
                                                                               .0004%  Eaton International Corporation

Eaton Holding G.m.b.H.                   Austria                                 100%  Eaton International Corporation

A-VIC Limited                            Barbados                                100%  Aeroquip International Inc.

Aeroquip Ltd.                            Barbados                                100%  Aeroquip-Vickers Canada Inc.

Aeroquip-Vickers Assurance Ltd.          Barbados                                100%  Aeroquip-Vickers Inc.

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

Aeroquip do Brasil S.A.                  Brazil                                 99.5%  Aeroquip-Vickers International
                                                                                       Inc.

Eaton Ltda.                              Brazil                              65.0428%  Eaton Services Limited
                                                                             34.9572%  Eaton International Corporation

Eaton Truck Components Ltda.             Brazil                               21.135%
                                                                              78.865%  CAPCO Automotive Products
                                                                                       Corporation

Vickers do Brasil Ltda.                  Brazil                                  100%  Vickers International Inc.

Aeroquip-Vickers Inc.                    Canada                                  100%  Aeroquip International Inc.

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

Electrotechnique GFTL, Inc.              Canada                                  100%  Eaton Yale Ltd.

Eaton Holding I Limited                  Cayman Islands                          100%  Eaton Holding III Limited

Eaton Holding II Limited                 Cayman Islands                          100%  Eaton Holding III Limited

Eaton Holding III Limited                Cayman Islands                          100%  Eaton Holding G.m.b.H.

Eaton Hydraulics (Shanghai)Co., Ltd.     China                                   100%  Eaton China Investment Co., Ltd.

Eaton Truck and Bus Components Company   China                                   100%  Eaton China Investment Co., Ltd.
(Shanghai) Ltd.

Eaton China Investments Co.,             China                                   100%  Eaton Asia Investments
Ltd.                                                                                   Corporation

Jining Eaton Hydraulics Company Ltd.     China                                    60%

Shanghai Eaton Engine Components         China                                 69.42%  Eaton China Investment Co., Ltd.
Company, Ltd.

Cutler-Hammer (Suzhou) Electric Co.,     China                                   100%
Ltd.

Vickers Hydraulic Systems (China) Co.,   China                                   100%  Vickers International Inc.
Ltd.

Eaton Controles                          Costa Rica                              100%  Eaton

Industriales S.A.                                                                      International Corporation

Cutler-Hammer, S.A.                      Dominican Republic                      100%  Cutler-Hammer Inc.

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
                                                                                  45%  Eaton International Corporation

Aeroquip Wolfsburg G.m.b.H. & Co. KG     Germany                                 100%  Aeroquip-Vickers International
(Partnership)                                                                          G.m.b.H.

Aeroquip Wolfsburg Verwaltungs G.m.b.H.  Germany                                 100%  Aeroquip International Inc.

Aeroquip-Vickers International G.m.b.H.  Germany                                94.9%  Eaton Holding G.m.b.H.
                                                                                 5.1%  Eaton Aeroquip Inc.

Eaton Automotive G.m.b.H.                Germany                                 100%  Eaton G.m.b.H.

Eaton Controls G.m.b.H. & Co. K.G.       Germany                               99.33%  Eaton Yale Ltd. (Canada)
(Partnership)                                                                    .67%  Eaton G.m.b.H.

Eaton G.m.b.H.                           Germany                                  .1%
                                                                                99.9%  Eaton Holding G.m.b.H

Eaton Holding G.m.b.H.                   Germany                                 100%  Eaton B.V.

Eaton Limited                            Hong Kong                               100%  Eaton International
                                                                                       Corporation

Vickers Systems Limited                  Hong Kong                            99.995%  Vickers International Inc.
                                                                                .005%  Vickers System Inc.

Eaton Industries Private Ltd.            India                                   .01%
                                                                               99.99%  Eaton International Corporation

Vickers Systems International Ltd.       India                                    51%  Vickers, Incorporated

Aeroquip-Vickers S.p.A.                  Italy                                 99.88%  Eaton Srl
                                                                                 .06%  Aeroquip Corporation

Eaton Automotive Srl                     Italy                                   100%  Eaton Srl

Eaton Srl                                Italy                                   100%  Eaton B.V.

Hydroline Srl                            Italy                                   100%  Aeroquip-Vickers SpA

Eaton Japan Co., Ltd.                    Japan                                   100%

Japan Fawick Company Limited             Japan                                    50%

Sumitomo Eaton Hydraulics Co., Ltd.      Japan                                    50%

Vickers Systems Sdn. Bhd.                Malaysia                                100%  Vickers International Inc.

Cutler-Hammer Controls Sdn. Bhd.         Malaysia                                100%  Eaton International Corporation

Aeroquip de Mexico S.A. de C.V.          Mexico                                 99.8%  Controladora Aeroquip-Vickers de
                                                                                       Mexico S.A. de C.V.
                                                                                  .2%  Aeroquip International Inc.

Aeroquip S.A. de C.V.                    Mexico                               99.998%  Controladora Aeroquip-Vickers de
                                                                                       Mexico S.A. de C.V.

                                                                                .002%  Eaton Aeroquip Inc.

Aeroquip Servicios S.A. de C.V.          Mexico                               99.998%  Aeroquip International Inc.
                                                                                .002%  Eaton Aeroquip Inc.

Condura S. de R.L. de C.V.               Mexico                            99.999556%
                                                                             .000444%  Eaton Controls S. de R.L. de C.V.

Controladora Aeroquip-Vickers de         Mexico                                 99.8%  Aeroquip International Inc.
Mexico S.A. de C.V.                                                               .2%  Aeroquip-Vickers Inc.


Cutler-Hammer Mexicana, S.A.             Mexico                                  100%  Eaton International Corporation

Eaton Controls, S. de R.L. de C.V.       Mexico                                   99%
                                                                                   1%  Condura S. de R.L. de C.V.

Eaton Molded Products S. de R.L. de      Mexico                           99.9999985%
C.V.                                                                        .0000015%  Condura S. de R.L. de C.V.

Eaton Truck Components, S. de R.L. de    Mexico                               99.995%
C.V.                                                                            .005%  Condura S. de R.L. de C.V.

Operaciones de Maquila de Juarez S. de   Mexico                               99.956%  Cutler-Hammer Inc.
R.L. de C.V.                                                                    .044%  Condura S de. R.L. de C.V.

Eaton s.a.m.                             Monaco                                  100%

Eaton Automotive B.V.                    Netherlands                             100%  IKU Holding Montfoort B.V.

Eaton B.V.                               Netherlands                             100%  Eaton Holding International I
                                                                                       B.V.

Eaton C.V. (Partnership)                 Netherlands                            99.9%  Eaton Holding III
                                                                                       Limited
                                                                                  .1%  Eaton International
                                                                                       Corporation

Eaton Holding B.V.                       Netherlands                             100%  Eaton B.V.

Eaton Holding International I B.V.       Netherlands                             100%  Aeroquip International Inc.

Eaton International B.V.                 Netherlands                             100%

IKU Holding Montfoort B.V.               Netherlands                             100%  Eaton Holding B.V.

Eaton Finance B.V.                       Netherlands                             100%  Eaton B.V.

Hydrowa B.V.                             Netherlands                             100%  Eaton Holding B.V.

Eaton Finance N.V.                       Netherlands Antilles                     45%
                                                                                  55%  Eaton International Inc.

Vickers Systems Limited                  New Zealand                             100%  Vickers International Inc.

Aeroquip-Vickers International Inc.      Panama                                  100%  Aeroquip A.G.

Cutler-Hammer Asia Corporation           Philippines                             100%  Eaton International Corporation

Eaton Automotive Spolka z o.o.           Poland                                  100%  Eaton Automotive Srl


Eaton Controls Spolka z o.o.             Poland                                  100%  Eaton Holding
                                                                                        B.V.

Eaton Truck Components S.A.              Poland                                99.51%  Eaton B.V.

Aeroquip Singapore Pte. Limited          Singapore                               100%  Aeroquip International Inc.


Aeroquip-Vickers Pte. Ltd.               Singapore                               100%  Vickers International Inc.

Cutler-Hammer Pte. Ltd.                  Singapore                               100%  Eaton International Corporation

Vickers Systems Asia Pacific Pte. Ltd.   Singapore                               100%  Vickers International Inc.

Aeroquip South Africa (Pty.) Ltd.        South Africa                            100%  Aeroquip International Inc.

Eaton Truck Components (Pty) Limited     South Africa                            100%  Eaton Limited

Vickers Systems Korea Ltd.               South Korea                             100%  Vickers International Inc.

Eaton Automotive Controls Limited        South Korea                             100%  Eaton International Corporation

Eaton Limited                            South Korea                             100%

Aeroquip Iberica S.A.                    Spain                                   100%  Aeroquip International Inc.

Eaton S.A.                               Spain                                 49.86%
                                                                               50.14%  Eaton International B.V.

Eaton Ros S.A.                           Spain                                   100%  Eaton S.A.

Productos Eaton Livia S.A.               Spain                                    48%  Eaton S.A.
                                                                                  52%  Eaton International B.V.

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
                                                                                80.6%  Eaton International Corporation

Modern Molded Products Limited           Taiwan                                  100%  Eaton International Corporation

Vickers Systems Ltd.                     Taiwan                               99.996%  Vickers International Inc.
                                                                                .001%  Aeroquip-Vickers Inc.



                                                                                .001%  Aeroquip Corporation
                                                                                .001%  Vickers, Incorporated

Eaton Technologies Limited               Thailand                                100%

Rubberon Technology Corporation Limited  Thailand                                100%

Aeroquip-Vickers Limited                 United Kingdom                          100%  Eaton Holding Ltd.

Cutler-Hammer Europa Pension Trustees    United Kingdom                           50%  Eaton Limited
Ltd.                                                                              50%  Eaton Financial Services Limited

Eaton Financial Services Limited         United Kingdom                          100%  Eaton Limited

Eaton Holding Limited                    United Kingdom                          100%  Eaton B.V.

Eaton Limited                            United Kingdom                          100%  Eaton Holding Limited

Eaton Shared Services Limited            United Kingdom                          100%  Eaton Holding Limited

Aeroquip-Vickers Export Trading Company  U.S. Virgin Islands                     100%  Aeroquip-Vickers Inc.

Cutler-Hammer de Venezuela S.A.          Venezuela                               100%  Eaton International Corporation


 (A) Other Eaton subsidiaries, many inactive, are not listed above. If considered in the aggregate, they would not be material.

                                Eaton Corporation
                         2000 Annual Report on Form 10-K
                                   Item 14(c)
                                   Exhibit 23
                         Consent of Independent Auditors

We consent to the incorporation by reference in the following Registration Statements and related Prospectuses of our report dated January 19, 2001, with respect to the consolidated financial statements of Eaton Corporation included in this Form 10-K for the year ended December 31, 2000:


 Registration Number                      Description                                     Filing Date
------------------------------------------------------------------------------------------------------------------------
333-43876                  Eaton Corporation 401(k) Savings Plan - Form S-8             August 16, 2000
                           Registration Statement - 500,000 Shares
333-35946                  Deferred Incentive Compensation Plan - Form S-8              May 1, 2000
                           Registration Statement - 375,000 Shares

333-86391                  Aeroquip-Vickers Savings and Profit Sharing Plan - Form      September 2, 1999
                           S-8 Registration Statement

333-86389                  Eaton Corporation Executive Strategic Incentive Plan -       September 2, 1999
                           Form S-8 Registration Statement

333-77245                  Eaton Corporation 401(k) Savings Plan - Form S-8             April 28, 1999
                           Registration Statement

333-77243                  Eaton Corporation Share Purchase and Investment Plan -       April 28, 1999
                           Form S-8 Registration Statement


333-74355                  Eaton Corporation $1,400,000,000 of Debt Securities, Debt    March 12, 1999
                           Warrants, Common Shares and Preferred Shares - Form S-3
                           Registration Statement (Including Post Effective Amendment
                           No. 1 filed on April 23, 1999 and Amendment No. 2 filed on
                           May 11, 1999)

333-62375                  Eaton Corporation 1998 Stock Plan - Form S-8 Registration    August 27, 1998
                           Statement

333-62373                  Eaton Holding Limited U.K. Savings-Related Share Option      August 27, 1998
                           Scheme [1998] - Form S-8 Registration Statement

333-46861                  Eaton Limited U.K. Savings-Related Share Option Scheme       February 25, 1998
                           [1991] - Form S-8 Registration Statement

333-45575                  Eaton Limited U.K. Savings-Related Share Option Scheme       February 4, 1998
                           [1991] - Form S-8 Registration Statement

333-35697                  Cutler-Hammer de Puerto Rico Company Retirement Savings      September 16, 1997
                           Plan - Form S-8 Registration Statement

333-28869                  Eaton 401(k) Savings Plan and Trust - Form S-8               June 10, 1997
                           Registration Statement

333-25693                  Eaton Corporation Shareholder Dividend Reinvestment Plan -   April 23, 1997
                           Form S-3 Registration Statement

333-23539                  Eaton Non-Employee Director Fee Deferral Plan - Form S-8     March 18, 1997
                           Registration Statement

333-22597                  Eaton Incentive Compensation Deferral Plan - Form S-8        March 13, 1997
                           Registration Statement

333-13873                  Eaton Corporation Investment Plan for Hourly Employees of    October 10, 1996
                           the Hydraulics Division - Hutchinson Plant - Form S-8
                           Registration Statement

333-13869                  Lincoln Plant Share Purchase and Investment Plan and Trust   October 10, 1996
                           - Form S-8 Registration Statement

333-13861                  Eaton Corporation 401(k) Savings Plan for the Hourly Rate    October 10, 1996
                           Employees at Airflex Division - Form S-8 Registration
                           Statement

333-13855                  Eaton Winamac Hourly Investment Plan and Trust - Form S-8    October 10, 1996
                           Registration Statement

333-03599                  Eaton Corporation Share Purchase and Investment Plan -       May 13, 1996
                           Form S-8 Registration Statement

333-01365                  Eaton Corporation Incentive Compensation Deferral Plan -     March 1, 1996
                           Form S-3 Registration Statement

33-64201                   Eaton Corporation $120,837,500 of Debt Securities and Debt   November 14, 1995
                           Warrants - Form S-3 Registration Statement

33-60907                   Eaton 1995 Stock Plan - Form S-8 Registration Statement      July 7, 1995

33-52333                   Eaton Corporation $600,000,000 of Debt Securities, Debt      February 18, 1994
                           Warrants, Common Shares and Preferred Shares - Form S-3
                           Registration Statement

33-49779                   Eaton Limited U.K. Savings-Related Share Option Scheme       July 16, 1993
                           [1991] - Form S-8 Registration Statement

33-49393 &                 Eaton Corporation Stock Option Plans - Form S-8              March 9, 1993
33-12842                   Registration Statement

33-15582                   Eaton Limited U.K. Savings-Related Share Option Scheme -     July 7, 1987
                           Form S-8 Registration Statement

                                                           /s/ Ernst & Young LLP
Cleveland, Ohio
March 5, 2001

                                Eaton Corporation
                         2000 Annual Report on Form 10-K
                                   Item 14(c)
                                   Exhibit 24
                                Power of Attorney

        KNOW ALL MEN BY THESE PRESENTS: That each person whose name is signed below has made, constituted and appointed, and by this instrument does make, constitute and appoint, Adrian T. Dillon, Billie K. Rawot or William J. Nowak his or her true and lawful attorney, for him or her and in his or her name, place and stead to subscribe, as attorney-in-fact, his or her signature as Director or Officer or both, as the case may be, of Eaton Corporation, an Ohio corporation, to its Annual Report on Form 10-K for the year ended December 31, 2000 pursuant to the Securities Exchange Act of 1934, and to any and all amendments to that Annual Report, hereby giving and granting unto each such attorney-in-fact full power and authority to do and perform every act and thing whatsoever necessary to be done in the premises, as fully as he or she might or could do if personally present, hereby ratifying and confirming all that each such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.

        This Power of Attorney shall not apply to any Annual Report on Form 10-K or amendment thereto filed after December 31, 2001.

        IN WITNESS WHEREOF, this Power of Attorney has been signed this 27th day of February, 2001.

/s/ Alexander M. Cutler                                       /s/ Deborah L. McCoy
----------------------------------------------------------    -----------------------------------------------------------------
Alexander M. Cutler                                           Deborah L. McCoy
Chairman and Chief Executive                                  Director
Officer; President; Director

/s/ Adrian T. Dillon                                          /s/ John R. Miller
----------------------------------------------------------    -----------------------------------------------------------------
Adrian T. Dillon                                              John R. Miller
Executive Vice President--Chief                               Director
Financial and Planning Officer;
Principal Financial Officer

/s/ Billie K. Rawot                                           /s/ Victor A. Pelson
----------------------------------------------------------    -----------------------------------------------------------------
Billie K. Rawot                                               Victor A. Pelson
Vice President and Controller;                                Director
Principal Accounting Officer
                                                              /s/ A. William Reynolds
/s/ Michael J. Critelli                                       -----------------------------------------------------------------
----------------------------------------------------------    A. William Reynolds
Michael J. Critelli
Director

/s/ Ernie Green
----------------------------------------------------------
Ernie Green

Director                                                      Director

/s/ Ned C. Lautenbach                                         /s/ Gary L. Tooker
----------------------------------------------------------    -----------------------------------------------------------------
Ned C. Lautenbach                                             Gary L. Tooker
Director                                                      Director