Form 10-Q
period 2001-03-31
EATON CORP
filed 2001-05-15
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended March 31, 2001
                     --------------


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

There were 68.9 million Common Shares outstanding as of March 31,
2001.








                  Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation
Condensed Consolidated Balance Sheets
                                                March 31, December 31,
(Millions)                                         2001      2000
                                                   ----      ----
ASSETS
Current assets
  Cash & short-term investments                  $  377    $  126
  Accounts receivable                             1,272     1,219
  Inventories                                       840       872
  Deferred income taxes & other
    current assets                                  339       354
                                                 ------     -----
                                                  2,828     2,571
Property, plant & equipment                       2,130     2,274
Goodwill                                          1,952     2,026
Other intangible assets                             543       556
Deferred income taxes & other assets                740       753
                                                 ------    ------
                                                 $8,193    $8,180
                                                 ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt & current portion of
    long-term debt                               $  482    $  557
  Accounts payable                                  460       485
  Accrued compensation                              161       199
  Accrued income & other taxes                      275       191
  Other current liabilities                         696       675
                                                 ------    ------
                                                  2,074     2,107
Long-term debt                                    2,498     2,447
Postretirement benefits other than pensions         679       679
Deferred income taxes & other liabilities           515       537
Shareholders' equity                              2,427     2,410
                                                 ------    ------
                                                 $8,193    $8,180
                                                 ======    ======
See accompanying notes.




Eaton Corporation
Statements of Consolidated Income
                                                 Three Months Ended
                                                      March 31
                                                 ------------------
(Millions except for per share data)               2001      2000
                                                   ----      ----
Net sales                                        $1,983    $2,184

Costs & expenses
  Cost of products sold                           1,497     1,581
  Selling & administrative                          321       340
  Research & development                             68        68
                                                 ------    ------
                                                  1,886     1,989
                                                 ------    ------
Income from operations                               97       195

Other income (expense)
  Interest expense - net                            (42)      (44)
  Gain on sales of businesses                        38
  Other - net                                        11        25
                                                 ------    ------
                                                      7       (19)
                                                 ------    ------
Income from continuing operations
  before income taxes                               104       176
Income taxes                                         54        63
                                                 ------    ------
Income from continuing operations                    50       113
Income from discontinued operations                            18
                                                 ------    ------
Net income                                       $   50    $  131
                                                 ======    ======

Net income per Common Share
  Assuming dilution
    Continuing operations                        $  .72    $ 1.52
    Discontinued operations                                   .25
                                                 ------    ------
                                                 $  .72    $ 1.77
                                                 ======    ======
  Basic
    Continuing operations                        $  .73    $ 1.55
    Discontinued operations                                   .25
                                                 ------    ------
                                                 $  .73    $ 1.80
                                                 ======    ======

Average number of Common Shares outstanding
  Assuming dilution                                70.1      73.8
  Basic                                            69.0      72.9

Cash dividends paid per Common Share             $  .44    $  .44

See accompanying notes.










Eaton Corporation
Condensed Statements of Consolidated Cash Flows
                                                       Three Months Ended
                                                            March 31
                                                       ------------------
(Millions)                                               2001      2000
                                                         ----      ----
Net cash provided by (used in) operating activities
  of continuing operations
    Income from continuing operations                   $  50     $ 113
    Adjustments to reconcile to net cash provided by
      (used in) operating activities
        Depreciation & amortization                        90        93
        Amortization of goodwill & intangible assets       25        24
        Gain on sales of businesses & corporate assets    (38)      (10)
        Changes in operating assets & liabilities,
          excluding acquisitions and sales of
          businesses                                       (7)     (240)
        Other - net                                       (11)      (32)
                                                        -----     -----
                                                          109       (52)

Net cash (used in) provided by investing activities
  of continuing operations
    Acquisitions of businesses, less cash acquired        (22)      (27)
    Sales of businesses & corporate assets                277        48
    Expenditures for property, plant & equipment          (63)      (65)
    (Increase) decrease in short-term investments-net    (212)       49
    Other - net                                             3         2
                                                        -----     -----
                                                          (17)        7

Net cash (used in) provided by financing activities
  of continuing operations
    Borrowings with original maturities of more than
      three months
        Proceeds                                          702       464
        Payments                                         (511)     (574)
    (Payments) borrowings with original maturities of
      less than three months - net                       (222)      272
    Cash dividends paid                                   (30)      (32)
    Purchase of Common Shares                              (4)      (96)
    Other - net                                            11         2
                                                        -----     -----
                                                          (54)       36
                                                        -----     -----
Cash provided by (used in) continuing operations           38        (9)
Net cash used in discontinued operations                             (5)
                                                        -----     -----
Total increase (decrease) in cash                          38       (14)
Cash at beginning of period                                82        79
                                                        -----     -----
Cash at end of period                                   $ 120     $  65
                                                        =====     =====
See accompanying notes.



The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:

All references to net income per Common Share assume dilution, unless otherwise indicated.

Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

Discontinued Operations
-----------------------
The condensed consolidated financial statements present the semiconductor equipment operations as a discontinued operation. These operations were spun-off to Eaton shareholders on December 29, 2000.

Unusual Charges
---------------
Income was reduced by the following unusual charges (millions except for per share data):

                     Three months ended
                          March 31
                     ------------------
                       2001      2000
                       ----      ----

Pretax                 $ 45      $  8
After-tax                30         5
Per Common Share        .43       .07

In January 2001, the Company announced the $55 million restructuring of its worldwide Truck business. The Company recognized $38 million of these charges in the first quarter of 2001, which reduced operating profit of the Truck segment. The balance of the charges will be recognized throughout the remainder of the year. The Company also recognized restructuring charges in connection with the ongoing integration of Aeroquip-Vickers of $7 million in 2001 and $8 million in the first quarter of 2000, which reduced operating profit of the Fluid Power segment. The restructuring charges are included in the Consolidated Statement of Income in Income from Operations.

Restructuring liabilities recorded at December 31, 2000, and those recorded in 2001 related to the Truck segment as described above, are summarized as follows (millions of dollars):



                      Workforce reductions  Inventory &      Plant
                      --------------------  other asset  consolidation
                      Employees    Dollars  write-downs     & other     Total
                      ---------    -------  -----------  -------------  -----
Balance remaining at
  December 31, 2000         180       $  8         $  0           $  0   $  8

Additional 2001             725         30            6              2     38
Utilized 2001              (205)        (7)          (6)                  (13)
                          -----       ----         ----           ----   ----
Balance remaining at
  March 31, 2001            700       $ 31         $  0           $  2   $ 33
                          =====       ====         ====           ====   ====

Gain on Sales of Businesses
---------------------------
During the first quarter of 2001, in separate transactions the Company sold the Vehicle Switch/Electronics Division (VS/ED) for $300 million and certain assets of the Truck business. The sales of these businesses resulted in a pretax gain of $38 million ($7 million after-tax, or $.10 per Common Share).

Other Income
------------
Income for the first quarter of 2000 was increased by a net pretax gain on the sale of corporate assets of $10 million ($7 million after-tax, or $.09 per Common Share). This gain was included in the Statement of Consolidated Income in Other income - net and in Business Segment Information in Corporate and other - net.

Income Taxes
------------
The effective income tax rate for the first quarter of 2001 was 51.7%. The higher rate in 2001 compared to 2000 was attributable to the tax effect of book/tax basis differences related to businesses sold in 2001, which increased tax expense for the first quarter by $18 million. Excluding the negative tax consequences of these transactions, the effective tax rate for the first quarter of 2001 was 34% compared to 36.1% in the first quarter of 2000.

Inventories
-----------
                                  March 31,  December 31,
(Millions)                          2001         2000
                                    ----         ----
Raw materials                      $ 358        $ 310
Work-in-process and
  finished goods                     520          601
                                   -----        -----
Gross inventories at FIFO            878          911
Excess of current cost
  over LIFO cost                     (38)         (39)
                                   -----        -----
Net inventories                    $ 840        $ 872
                                   =====        =====

Purchase Accounting Liabilities
-------------------------------
The remaining acquisition integration liabilities included in the purchase price allocation for the acquisition of Aeroquip-Vickers are summarized as follows (millions of dollars):

                         Workforce reductions         Plant
                         --------------------     consolidation
                         Employees    Dollars        & other       Total
                         ---------    -------    --------------    -----
Balance remaining at
  December 31, 2000        1,025        $ 42          $  7          $ 49

Utilized 2001               (485)        (17)           (2)          (19)
                           -----        ----          ----          ----
Balance remaining at
  March 31, 2001            540        $ 25          $  5          $ 30
                           =====        ====          ====          ====

Net Income per Common Share
---------------------------
The calculation of net income per Common Share - assuming dilution and basic follows (millions except for per share data):

                                    	Three Months Ended
	                                         March 31
                                    	------------------
	                                    2001          2000
                                          ----          ----
Income from continuing operations        $  50         $ 113
Income from discontinued operations                       18
                                         -----         -----
Net income                               $  50         $ 131
                                         =====         =====
Average number of Common Shares
  outstanding - assuming dilution	      70.1          73.8
Less dilutive effect of stock
  options	                               1.1            .9
	                                    ----	        ----
Average number of Common Shares
  outstanding - basic	                  69.0          72.9
                                          ====          ====
Net income per Common Share
  Assuming dilution
    Continuing operations                $ .72         $1.52
    Discontinued operations                              .25
                                         -----         -----
                                         $ .72         $1.77
                                         =====         =====

  Basic
    Continuing operations                $ .73         $1.55
    Discontinued operations                              .25
                                         -----         -----
                                         $ .73         $1.80
                                         =====         =====
Financial Instruments
---------------------
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", as amended. The adoption of SFAS 133 did not have a material effect on the Company's financial position, results of operations or cash flows.

Comprehensive Income
--------------------
The principal difference between net income as historically reported in the Statements of Consolidated Income and comprehensive income are foreign currency translation adjustments recorded in Shareholders' Equity. Comprehensive income is as follows (millions):

                                   	Three Months Ended
	                                   March 31
                                   -------------------
                                    2001         2000
                                    ----         ----
Net income                         $  50        $ 131
Foreign currency translation
  and other adjustments	             (22)         (15)
Deferred loss on cash flow hedges     (3)
                                   -----        -----
Comprehensive income               $  25        $ 116
                                   =====        =====

Other comprehensive income includes deferred losses of approximately $3 million related to cash flow hedges accounted for in accordance with SFAS 133.



Business Segment Information
----------------------------
                                                Three Months Ended
                                                     March 31
                                                ------------------
(Millions)                                        2001       2000
                                                  ----       ----
Net Sales
  Automotive                                    $  470     $  497
  Fluid Power                                      673        665
  Industrial & Commercial Controls                 559        579
  Truck                                            281        443
                                                ------     ------
Total net sales                                 $1,983     $2,184
                                                ======     ======

Operating profit (loss)
  Automotive                                    $   62     $   74
  Fluid Power                                       62         67
  Industrial & Commercial Controls                  50         49
  Truck                                            (38)        60
                                                ------     ------
Total operating profit                             136        250

Amortization of goodwill & other
  intangible assets                                (25)       (24)
Interest expense - net                             (42)       (44)
Gain on sales of businesses                         38
Corporate & other - net                             (3)        (6)
                                                ------     ------
Income from continuing operations before
  income taxes                                     104        176
Income taxes                                        54         63
                                                ------     ------
Income from continuing operations                   50        113
Income from discontinued operations                            18
                                                ------     ------
Net income                                      $   50     $  131
                                                ======     ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Sales for the first quarter of 2001 were $1.98 billion, 9% below the same period in 2000. The decline in sales was primarily a result of the slowdown in the global economy, especially North America, which caused difficult operating conditions in several of Eaton's businesses.

As displayed in the Statement of Consolidated Income, Income from operations of $97 million in the first quarter of 2001 decreased 50% from the same period in 2000. The decline was primarily the result of the reduced level of sales and restructuring charges recorded in 2001.

Including the effect of unusual items, income from continuing operations was $50 million in the first quarter of 2001, or $.72 per Common Share, compared to $113 million in 2000, or $1.52 per share. While specific segment results were mixed and were adversely affected by the slowdown in the global economy, the results reflect the benefits of Eaton's diversification and stronger business mix.

Income from continuing operations before unusual items (operating earnings) in the first quarter of 2001 was $73 million, or $1.05 per Common Share, compared to $111 million in the same period in 2000, or $1.50 per share (unusual items include acquisition integration and restructuring charges and gains of sales of businesses and corporate assets reported in both years).

The Truck segment has been severely impacted by the unprecedented volatility in the truck industry, with heavy-duty truck production currently at its lowest levels since 1992. The costs of serving demanding customer needs in the context of unprecedented market volatility have become unacceptably high and, as a result, in the first quarter of 2001 the Company announced a $55 million restructuring of its worldwide Truck business. The Company recognized $38 million of these charges in the first quarter of 2001, with the balance of the charges to be recognized over the remainder of the year.


During the first quarter of 2001, the Company recorded total restructuring charges of $45 million ($30 million after-tax, or $.43 per Common Share). In addition to the charge associated with the Truck segment, the remaining charges in 2001 related to the ongoing integration of Aeroquip-Vickers and reduced operating profit of the Fluid Power segment by $7 million. In the first quarter of 2000, restructuring charges of $8 million were recorded ($5 million after-tax, or $.07 per share) related to the integration of Aeroquip-Vickers, which reduced operating profit of the Fluid Power segment.

In separate transactions during the first quarter of 2001, the Company sold the Vehicle/Switch Electronics Division (VS/ED) for $300 million, and certain assets of the Truck business. The pretax gain on the sales of these businesses was $38 million ($7 million after-tax, or $.10 per Common Share). This gain is reported as a separate line in the Statement of Consolidated Income and in Business Segment Information. During the first quarter of 2000, the Company recorded a net pretax gain on the sales of corporate assets of $10 million ($7 million after-tax, or $.09 per share). This gain is included in the Statement of Consolidated Income in Other income - net and in Business Segment Information in Corporate and other-net.

Excluding the negative tax consequences related to the sales of businesses in 2001, the effective tax rate for the first quarter of 2001 was 34% compared to 36.1% in the first quarter of 2000. Including these transactions the effective income tax rate for the first quarter of 2001 was 51.7%. The higher rate in 2001 compared to 2000 was attributable to the tax effect of book/tax basis differences related to businesses sold in 2001, which increased tax expense for the first quarter by $18 million.

Continuing operations reported cash earnings per share before unusual items of $1.34 in the first quarter of 2001 compared to $1.77 in the same period in 2000 (cash earnings per share are before non-cash amortization of acquisition-related goodwill and other intangible assets). Cash earnings per share are commonly used by financial analysts as one measure of operating performance. Cash earnings per share are not determined using generally accepted accounting principles and, therefore, are not necessarily comparable to other companies.
Cash earnings per share should not be considered in isolation or as a substitute for, or more meaningful than, measures of performance determined in accordance with generally accepted accounting principles.

Business Segments
-----------------

Automotive
----------
Automotive segment sales of $470 million in the first quarter of 2001 were 5% below the first quarter of 2000 in spite of the severe adjustment taking place in the North American automotive industry. Excluding the impact of exchange, sales volume was down 6% in the first quarter of 2001 compared to 2000. This compares to a 16% decrease in NAFTA production, flat European output, and a 14% rise in South American output. Eaton has benefited from the rising penetration of multi-valve engines and market share gains.

Operating profits for the first quarter of 2001 were $62 million compared to $74 million in the same period of 2000. This segment produced a return on sales of 13.1% compared to 15.0% in 2000, despite current market conditions, largely because of its ability to capitalize on engineered differentiated products.

During the first quarter of 2001, Eaton announced a multi-year $500 million contract with General Motors to provide advanced powertrain technology. Also during the quarter, the Company completed the divestiture of VS/ED for $300 million (inclusive of cash proceeds received in March 2001 and buyer's assumption of previously incurred intercompany debt, most of which was repaid in April 2001). This operation had sales of $323 million in 2000.

Fluid Power
-----------
Fluid Power, Eaton's largest business segment, experienced mixed markets during the first quarter of 2001. This segment achieved record sales in 2001 reaching $673 million, 1% above one year earlier.
Excluding the effect of net acquisitions in 2001 and 2000, sales declined 2%, which compared favorably with the 15% decline in North American hydraulics industry shipments and a 12% increase in aerospace markets.

Operating profit for the first quarter of 2001 was $62 million, 7% below one year earlier. Before restructuring charges of $7 million in 2001 and $8 million in 2000, operating profits were $69 million for the first quarter of 2001 (10.2% of sales) compared to $75 million one year ago (11.2% of sales).

Conditions in the North American hydraulics markets deteriorated markedly during the first quarter, with industry orders off 18% from one year earlier. This had a disproportionate impact on segment profit during the period and prevented Eaton from making sustained progress towards the 15% operating margin target. In order to address this deterioration, which is expected to continue at least through mid-year, the Company is increasing the pace of restructuring it originally planned for this business as a result of the 1999 acquisition of Aeroquip-Vickers. Approximately 600 positions will be eliminated across Fluid Power over the next three months. In contrast to hydraulics, aerospace markets showed sustained strength; first quarter sales to this market were 16% ahead of last year.

During the first quarter of 2001, Eaton completed the purchase of 100% of SEHYCO, the former hydraulics joint venture with Sumitomo Heavy Industries. This acquisition should add $100 million of annual sales in the Asian region.










Industrial & Commercial Controls
--------------------------------
Industrial and Commercial Controls sales in the first quarter of 2001 were $559 million, a 3% decline from one year ago. Excluding sales of the divested portable tool switch product line, sales were off 1%. A 2% increase in Cutler-Hammer sales was more than offset by a sharp decline in the project-oriented Navy Controls unit. This segment benefited from its focus on power distribution, power quality, and providing engineering services. The North American industrial control market was down nearly 10% in the first quarter but distribution equipment was still modestly above last year. Within Eaton's business, sales to distributors were down due to aggressive inventory reductions, while project construction remains strong.

Operating profit for the first quarter of 2001 increased to a record $50 million, an increase of 2% compared to the first quarter of 2000. The Company generated a half point improvement in operating margin in the first quarter of 2001, (9.0% of sales) compared to 8.5% in 2000, despite lower sales and a less attractive product mix due to general economic conditions in the first quarter of 2001.

During the first quarter of 2001, the Company announced that it formed a joint venture with Hager Electro SA, creating Eletromar LTD. This operation will manufacture IEC residential circuit breakers in Brazil for the South American marketplace.

Truck
-----
Truck segment sales in the first quarter of 2001 of $281 million were 37% below last year's comparable results. This compares with a 54% decline in NAFTA Class 8 truck production, a 30% decline in NAFTA medium-duty truck production, a 3% rise in European truck production, and a 22% increase in South American truck output.

Before restructuring charges of $38 million in the first quarter of 2001 discussed previously, the segment operated at breakeven compared to operating profits of $60 million in the first quarter of 2000 and an operating loss of $12 million in the fourth quarter of last year. The prospects for the remainder of the year are uncertain as NAFTA order activity has shown no signs of improving in the near term, however the Company anticipates realizing the benefits from the $55 million restructuring of the worldwide Truck business which is now well underway.

Changes in Financial Condition
------------------------------
The Company improved on its financial position during the first quarter; net working capital increased to $754 million at March 31, 2001 from $464 million at the end of 2000 (the current ratio was 1.4 and 1.2 at March 31, 2001 and December 31, 2000, respectively). Cash and short-term investments increased $251 million in 2001, primarily due to receipt of proceeds from the sale of VS/ED. Eaton continued to generate substantial positive cash flow from operating activities, which is the primary source of funds to finance the needs of the Company. Operating activities generated cash of $109 million in the first quarter of 2001, compared to a use of cash of $(52) million in the first quarter of 2000.

Total debt of $3.0 billion at March 31, 2001 was consistent with year-end 2000. The Company's credit facilities total $1.5 billion and include an amended $600 million 364-day facility which expires in April
2002 and a $900 million multi-year credit facility, $400 million expiring in 2003 and $500 million expiring in 2005. In April 2001, the Company voluntarily reduced its $600 million 364-day facility by $150 million. Credit facilities total $1.35 billion subsequent to this reduction.

The Company made significant progress towards its goal of strengthening its balance sheet and reducing its net debt-to-equity ratio with the proceeds from the sale of VS/ED and tight control over capital. At March 31, 2001, the net debt-to-equity ratio was 52% compared to 55% at year-end 2000. Early in 2001, the Company announced the suspension of its Common Share repurchase program in response to weaker prevailing economic conditions.

In February 2001, the Company sold Yen 5 billion of 1.62% notes due 2006. Net proceeds from the sale of the notes were $41 million and were used to reduce outstanding commercial paper originally issued in connection with the acquisition of Aeroquip-Vickers and to repay other short-term debt. In April 2001, $150 million of floating rate medium-term notes due 2003 was sold. Proceeds were used to further reduce outstanding commercial paper.

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning restructuring, synergy and operating margin commitments for Fluid Power and NAFTA order activity. Those statements should be used with caution. They are subject to various risks and uncertainties, many of which are outside the control of the Company. Important factors which could cause actual results to differ materially from those in the forward-looking statements include unanticipated changes in the markets for the Company's business segments, our ability to implement integration and restructuring plans, an unanticipated downturn in business relationships with customers or their purchases from us, competitive pressures on sales and pricing, increases in cost of material and other production costs that cannot be recouped in product pricing and further deterioration of economic and financial conditions in the United States and around the world. We do not assume any obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of the Company's 2000 Annual Report on Form 10-K. Long-term debt increased to
$2.50 billion at March 31, 2001 from $2.45 billion at the end of 2000.
This increase was primarily due to proceeds of $41 million from the offering in February of Yen 5 billion of 1.62% notes due 2006. The carrying value of this additional debt approximated its fair value at March 31, 2001.
There were no other material changes in debt and financial instruments during the three months ended March 31, 2001.






                 PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 25, 2001, at which shareholders re-elected three directors and ratified the appointment of the accounting firm of Ernst & Young LLP as the Company's independent auditors for 2001.

Results of the voting in connection with each issue were as follows:

Voting on Directors            For         Withheld             Total
-------------------            ---         --------             -----
Michael J. Critelli     60,567,184          913,384        61,480,568
Ernie Green             60,560,217          920,351        61,480,568
A. William Reynolds     60,557,610          922,958        61,480,568

Ratification of Independent Auditors
------------------------------------
In Favor      60,466,957
Against          645,818
Abstain          367,793
              ----------
Total         61,480,568
              ==========


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

1. On January 12, 2001, the Company filed a Current Report on
Form 8-K announcing an expected charge of $55 million to restructure its Truck business in 2001.

2. On January 22, 2001, the Company filed a Current Report on
Form 8-K regarding the fourth quarter 2000 earnings release.

3. On January 31, 2001, the Company filed a Current Report on Form 8-K regarding restated financial data for discontinued operations. The restated data includes Comparative Financial Summaries, Balance Sheets, Income Statements, and Business Segment Information for 1996-2000 and quarterly information for 2000 and 1999.

4. On April 16, 2001, the Company filed a Current Report on Form
8-K regarding the first quarter 2001 earnings release.








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

                                Eaton Corporation
                                ----------------------------
                                Registrant

Date:  May 14, 2001             /s/ Adrian T. Dillon
                                ----------------------------
                                Adrian T. Dillon
                                Executive Vice President -
                                Chief Financial and Planning
                                Officer; Principal Financial
                                Officer










































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