Form 10-Q
period 2001-07-26
EATON CORP
filed 2001-07-27
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended June 30, 2001
                     -------------


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



There were 69.4 million Common Shares outstanding as of June 30, 2001.









                Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                              June 30,  December 31,
(Millions)                                      2001      2000
                                                ----      ----
ASSETS
Current assets
  Cash & short-term investments               $  207    $  126
  Accounts receivable                          1,215     1,219
  Inventories                                    781       872
  Deferred income taxes & other
    current assets                               336       354
                                              ------    ------
                                               2,539     2,571
Property, plant & equipment                    2,105     2,274
Goodwill                                       1,922     2,026
Other intangible assets                          552       556
Deferred income taxes & other assets             749       753
                                              ------    ------
                                              $7,867    $8,180
                                              ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt & current portion of
    long-term debt                            $  105    $  557
  Accounts payable                               332       396
  Accrued compensation                           165       199
  Accrued income & other taxes                   280       192
  Other current liabilities                      786       763
                                              ------    ------
                                               1,668     2,107
Long-term debt                                 2,544     2,447
Postretirement benefits other than pensions      677       679
Deferred income taxes & other liabilities        520       537
Shareholders' equity                           2,458     2,410
                                              ------    ------
                                              $7,867    $8,180
                                              ======    ======

See accompanying notes.








Eaton Corporation

Statements of Consolidated Income
                                     Three Months Ended    Six Months Ended
                                           June 30             June 30
                                     ------------------   -----------------
(Millions except for per share data)   2001      2000       2001      2000
                                       ----      ----       ----      ----
Net sales                            $1,871    $2,169     $3,854    $4,353

Costs & expenses
  Cost of products sold               1,400     1,564      2,897     3,145
  Selling & administrative              303       334        624       674
  Research & development                 53        70        121       138
                                     ------    ------     ------    ------
                                      1,756     1,968      3,642     3,957
                                     ------    ------     ------    ------
Income from operations                  115       201        212       396

Other income (expense)
  Interest expense - net                (38)      (45)       (80)      (89)
  Gain on sales of businesses                                 38
  Other - net                            (3)       30          8        55
                                     ------    ------     ------    ------
                                        (41)      (15)       (34)      (34)
                                     ------    ------     ------    ------
Income from continuing operations
  before income taxes                    74       186        178       362
Income taxes                             25        63         79       126
                                     ------    ------     ------    ------
Income from continuing operations        49       123         99       236
Income from discontinued operations                22                   40
                                     ------    ------     ------    ------
Net income                           $   49    $  145     $   99    $  276
                                     ======    ======     ======    ======

Net income per Common Share
  Assuming dilution
    Continuing operations            $  .69    $ 1.66     $ 1.41    $ 3.19
    Discontinued operations                       .30                  .54
                                     ------    ------     ------    ------
                                     $  .69    $ 1.96     $ 1.41    $ 3.73
                                     ======    ======     ======    ======

  Basic
    Continuing operations            $  .70    $ 1.69     $ 1.43    $ 3.23
    Discontinued operations                       .30                  .55
                                     ------    ------     ------    ------
                                     $  .70    $ 1.99     $ 1.43    $ 3.78
                                     ======    ======     ======    ======

Average number of Common Shares
  outstanding
    Assuming dilution                  70.7      74.1       70.4      74.0
    Basic                              69.5      73.2       69.2      73.1

Cash dividends paid per Common Share $  .44    $  .44     $  .88    $  .88

See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                                         Six Months Ended
                                                             June 30
                                                        -----------------
(Millions)                                                2001      2000
                                                          ----      ----
Net cash provided by operating activities
  of continuing operations
    Income from continuing operations                   $   99     $ 236
    Adjustments to reconcile to net cash provided
      by operating activities
        Depreciation & amortization                        179       179
        Amortization of goodwill & intangible assets        48        48
        Gain on sales of businesses & corporate assets     (38)      (22)
        Changes in operating assets & liabilities,
          excluding acquisitions and sales of
          businesses                                        38      (269)
        Other - net                                        (25)       18
                                                        ------     -----
                                                           301       190

Net cash provided by (used in) investing activities
  of continuing operations
    Acquisitions of businesses, less cash acquired         (25)      (28)
    Sales of businesses & corporate assets                 313        70
    Expenditures for property, plant & equipment          (139)     (148)
    Net (increase) decrease in short-term investments      (60)       52
    Other - net                                              5       (15)
                                                        ------     -----
                                                            94       (69)

Net cash used in financing activities of continuing
  operations
    Borrowings with original maturities of more
      than three months
        Proceeds                                         1,053       820
        Payments                                          (898)     (930)
    Borrowings with original maturities of less
      than three months - net                             (488)      159
    Cash dividends paid                                    (60)      (64)
    Purchase of Common Shares                               (4)      (96)
    Other - net                                             25         6
                                                        ------     -----
                                                          (372)     (105)
                                                        ------     -----


Cash provided by continuing operations                      23        16
Net cash used in discontinued operations                             (21)
                                                        ------     -----
Total increase (decrease) in cash                           23        (5)
Cash at beginning of period                                 82        79
                                                        ------     -----
Cash at end of period                                   $  105     $  74
                                                        ======     =====

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

Discontinued Operations
-----------------------
The condensed consolidated financial statements present the semiconductor equipment operations as a discontinued operation. These operations were spun-off to Eaton shareholders on December 29,2000.

Financial Presentation Changes
------------------------------
Certain amounts for prior years have been reclassified to conform to the current year presentation.

Unusual Charges
---------------
Income was reduced by the following unusual charges (millions except for per share data):

                           Three months ended         Six months ended
                                June 30                   June 30
                           ------------------         ----------------
                             2001      2000            2001      2000
                             ----      ----            ----      ----
Operational restructuring
  charges
    Fluid Power              $  7      $ 10            $ 14      $ 18
    Industrial & Commercial
      Controls                  4                         4
    Truck                       5                        43
Corporate                      10                        10
                             ----      ----            ----      ----
Pretax                       $ 26      $ 10            $ 71      $ 18
                             ====      ====            ====      ====
After-tax                    $ 17      $  7            $ 47      $ 12
Per Common Share              .25       .09             .67       .16

The operational restructuring charges were primarily associated with the restructuring of the Company's Truck business announced in the first quarter of 2001 and the ongoing integration of Aeroquip-Vickers. The corporate charge of $10 million related primarily to a binding arbitration award in connection with a contractual dispute over supply arrangements associated with a subsidiary of Eaton. The arbitration award resulted from a legal action initiated in February 1999 against Vickers Inc., part of Aeroquip-Vickers, Inc., which was acquired by Eaton in April 1999.

The operational restructuring charges for 2001 and 2000 are included in the Statements of Consolidated in Income from operations and reduced operating profit of the related business segment. The $10 million corporate charge is included in the Statements of Consolidated Income in Other expense - net and in Business Segment Information in Corporate & other - net.

Restructuring liabilities recorded at December 31, 2000, and those recorded in 2001 related to the Truck segment, the Industrial & Commercial Controls segment and $3 million for the Fluid Power segment as described above, are summarized as follows (millions of dollars):

                      Workforce reductions  Inventory &      Plant
                      --------------------  other asset  consolidation
                      Employees    Dollars  write-downs    & other      Total
                      ---------    -------  -----------  -------------  -----
Balance at
  December 31, 2000       180       $  8        $  0          $  0      $  8
2001  		      1,067         38          10             2        50
Utilized in 2001         (730)       (21)        (10)           (2)      (33)
                        -----       ----        ----          ----      ----
Balance remaining at
  June 30, 2001           517       $ 25        $  0          $  0      $ 25
                        =====       ====        ====          ====      ====

Gain on Sales of Businesses and Other Corporate Assets
------------------------------------------------------
During the first quarter of 2001, in separate transactions the Company sold the Vehicle Switch/Electronics Division (VS/ED) for $300 million and certain assets of the Truck business. The sales of these businesses resulted in a pretax gain of $38 million ($7 million after-tax, or $.10 per Common Share). In Business Segment Information the operating results of VS/ED are included in divested operations for all periods presented.

Income in the second quarter of 2000 was increased by a pretax gain on the sale of a corporate asset of $12 million ($7 million after-tax, or $.10 per Common Share). Income in the first half of 2000 was increased by a net pretax gain on the sales of corporate assets of $22 million ($14 million after-tax, or $.19 per share). The gains in 2000 were included in the Statements of Consolidated Income in Other income-net and in Business Segment Information in Corporate and other-net.

Income Taxes
------------
The effective income tax rate for the first half of 2001 was 44.3%. The higher rate in 2001 compared to the same period in 2000 was attributable to the tax effect of book/tax basis differences related to businesses sold in 2001, which increased tax expense by $18 million. Excluding the negative tax consequences of these transactions, the effective tax rate for the first half of 2001 was 34% compared to 34.9% in the same period of 2000.

Inventories
-----------
                               June 30,   December 31,
(Millions)                       2001        2000
                                 ----        ----
Raw materials                   $ 344       $ 310
Work-in-process and
  finished goods                  476         601
                                -----       -----
Gross inventories at FIFO         820         911
Excess of current cost
  over LIFO cost                  (39)        (39)
                                -----       -----
Net inventories                 $ 781       $ 872
                                =====       =====

Purchase Accounting Liabilities
-------------------------------
The remaining acquisition integration liabilities included in the purchase price allocation for the acquisition of Aeroquip-Vickers are summarized as follows (million of dollars):

                          Workforce reductions         Plant
                          --------------------     consolidation
                          Employees    Dollars        & other        Total
                          ---------    -------     --------------    -----
Balance at
  December 31, 2000         1,025        $ 42           $  7          $ 49
Utilized in 2001             (423)        (24)            (6)          (30)
                            -----        ----           ----          ----
Balance remaining at
  June 30, 2001               602        $ 18           $  1          $ 19
                            =====        ====           ====          ====





Net Income per Common Share
---------------------------
The calculation of net income per Common Share - assuming dilution and basic follows (millions except for per share data):

                                     Three months ended   Six months ended
                                          June 30             June 30
                                     ------------------   ----------------
                                       2001      2000      2001      2000
                                       ----      ----      ----      ----
Income from continuing operations     $  49     $ 123     $  99     $ 236
Income from discontinued operations                22                  40
                                      -----     -----     -----     -----
Net income                            $  49     $ 145     $  99     $ 276
                                      =====     =====     =====     =====

Average number of Common Shares
  outstanding-assuming dilution        70.7      74.1      70.4      74.0
Less dilutive effect of stock
  options                               1.2        .9       1.2        .9
                                      -----     -----     -----     -----
Average number of Common Shares
  outstanding-basic                    69.5      73.2      69.2      73.1
                                      =====     =====     =====     =====
Net income per Common Share
  Assuming dilution
    Continuing operations             $ .69     $1.66     $1.41     $3.19
    Discontinued operations                       .30                 .54
                                      -----     -----     -----     -----
                                      $ .69     $1.96     $1.41     $3.73
                                      =====     =====     =====     =====

  Basic
    Continuing operations             $ .70     $1.69     $1.43     $3.23
    Discontinued operations                       .30                 .55
                                      -----     -----     -----     -----
                                      $ .70     $1.99     $1.43     $3.78
                                      =====     =====     =====     =====

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

Comprehensive Income
--------------------
The principal difference between net income as historically reported in the Statements of Consolidated Income and comprehensive income are foreign currency translation adjustments recorded in Shareholders' Equity. Comprehensive income is as follows (in millions):


                                 Three months ended   Six months ended
                                      June 30             June 30
                                 ------------------   ----------------
                                  2001        2000     2001      2000
                                  ----        ----     ----      ----
Net income                        $ 49        $145     $ 99      $276
Foreign currency translation
  and other adjustments             (9)        (14)     (31)      (29)
Deferred gain (loss) on cash
  flow hedges                        1                   (2)
                                  ----        ----     ----      ----
Comprehensive income              $ 41        $131     $ 66      $247
                                  ====        ====     ====      ====

Other comprehensive income includes deferred gains of approximately $1 million for the quarter and a deferred loss of $2 million for the six months ended June 30, 2001 related to cash flow hedges accounted for in accordance with SFAS 133.

New Accounting Pronouncements
-----------------------------
Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization (impairment) approach. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by calendar year companies on January 1, 2002. The Company is currently studying the impact of the Statements on its financial position, results of operations and cash flows.

Business Segment Information
----------------------------

                                     Three Months Ended    Six Months Ended
                                          June 30               June 30
                                     ------------------   -----------------
(Millions)                             2001      2000       2001      2000
                                       ----      ----       ----      ----
Net sales
  Fluid Power                        $  656    $  681     $1,329    $1,346
  Industrial & Commercial Controls      564       604      1,123     1,183
  Automotive                            391       396        776       803
  Truck                                 260       405        541       848
                                     ------    ------     ------    ------
Total ongoing operations              1,871     2,086      3,769     4,180
Divested operations                                83         85       173
                                     ------    ------     ------    ------
Total net sales                      $1,871    $2,169     $3,854    $4,353
                                     ======    ======     ======    ======
Operating profit (loss)
  Fluid Power                        $   53    $   69     $  115    $  136
  Industrial & Commercial Controls       49        65         99       114
  Automotive                             55        63        109       130
  Truck                                  (5)       52        (43)      112
                                     ------    ------     ------    ------
Total ongoing operations                152       249        280       492

Divested operations                                 2          7         8
Amortization of goodwill & other
  intangible assets                     (24)      (25)       (48)      (48)
Interest expense - net                  (38)      (45)       (80)      (89)
Gain on sales of businesses                                   38
Corporate & other - net                 (16)        5        (19)       (1)
                                     ------    ------     ------    ------
Income from continuing operations
  before income taxes                    74       186        178       362
Income taxes                             25        63         79       126
                                     ------    ------     ------    ------
Income from continuing operations        49       123         99       236
Income from discontinued operations                22                   40
                                     ------    ------     ------    ------
Net income                           $   49    $  145     $   99    $  276
                                     ======    ======     ======    ======

As a result of the sale of the Vehicle Switch/Electronics Division during the first quarter of 2001, total identifiable assets for the Automotive Segment were $844 million at June 30, 2001 compared to $1.056 billion at December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Sales for the second quarter of 2001 were $1.87 billion, 14% below the same period in 2000. Sales for the first half of 2001 of $3.85 billion were down 11% from the same period in 2000. The decline in sales was primarily a result of the slowdown in the global economy, especially North America, which caused difficult operating conditions in all of Eaton's businesses. During the second quarter, sales were increasingly impacted by the slowdown of European, Asian, and to a lesser extent, South American markets, in lagged response to the North American weakness.

As displayed in the Statements of Consolidated Income, Income from operations of $115 million in the second quarter of 2001 and $212 million in the first half of 2001, decreased 43% and 46% from the same periods in 2000, respectively. The decline was primarily the result of reduced sales levels and restructuring charges recorded in 2001.

Including the effect of unusual items, income from continuing operations was $49 million in the second quarter of 2001, or $.69 per Common Share, compared to $123 million in the same period in 2000, or $1.66 per share. Income from continuing operations for the first half of 2001 was $99 million, or $1.41 per share, compared to $236 million in the same period in 2000, or $3.19 per share.


Income from continuing operations before unusual items (operating earnings) in the second quarter of 2001 was $66 million, or $.94 per Common Share, compared to $123 million in the same period in 2000, or $1.65 per share. During the first half of 2001, operating earnings were $139 million, or $1.98 per share compared to $234 million, or $3.16 per share in the same period in 2000. Unusual items include acquisition integration charges, restructuring charges, a one-time corporate charge related to an arbitration award and gains on sales of businesses and corporate assets reported in both years.

In response to prevailing economic conditions, and since North American markets are not expected to rebound meaningfully before year-end, the Company took actions to reduce structural costs in several of its businesses. The restructuring of the Truck business announced in the first quarter of 2001 continued during the second quarter. Accelerated actions were announced in Fluid Power during the quarter, and late in the second quarter the Company announced the planned restructuring of its Industrial & Commercial Controls business during the second half of the year.

For the second quarter of 2001, income was reduced by unusual charges of $26 million ($17 million after-tax, or $.25 per Common Share). These charges included operational restructuring charges of $16 million related to the business segments discussed above, as well as a one-time corporate charge of $10 million for an arbitration award in connection with a contractual dispute over supply arrangements associated with a subsidiary of Eaton. During the first half of 2001, income was reduced by similar charges of $71 million ($47 million after-tax, or $.67 per share).

During the second quarter of 2000, income was reduced by restructuring charges of $10 million ($7 million after-tax, or $.09 per Common Share). For the first half of 2000, income was reduced by restructuring charges of $18 million
($12 million after-tax, or $.16 per share). The restructuring charges in 2000 were associated with the integration of Aeroquip-Vickers.

The operational restructuring charges in 2001 and 2000 are included in the Statements of Consolidated Income in Income from operations and reduced operating profit of the related business segment. The $10 million corporate charge is included in the Statements of Consolidated Income in Other expense - net and in Business Segment Information in Corporate & other - net.

In separate transactions during the first quarter of 2001, the Company sold the Vehicle Switch/Electronics Division (VS/ED) for $300 million, and certain assets of the Truck business. The pretax gain on the sales of these businesses was $38 million ($7 million after-tax, or $.10 per Common Share. This gain is reported as a separate line in the Statement of Consolidated Income and in Business Segment Information.

During the second quarter of 2000, income was increased by a pretax gain on the sale of a corporate asset of $12 million ($7 million after-tax, or $.10 per share). In the first half of 2000, income was increased by a net pretax gain on the sale of corporate assets of $22 million ($14 million after-tax, or $.19 per share). These gains were included in the Statements of Consolidated Income in Other income-net and in Business Segment Information in Corporate and other-net.

Excluding the tax rate effect related to the sales of businesses in 2001, the effective tax rate for the first half of 2001 was 34.0% compared to 34.9% in 2000. Including these transactions the effective income tax rate for the first half of 2001 was 44.3%. The higher rate in 2001 compared to 2000 was attributable to the tax effect of book/tax basis differences related to businesses sold in 2001, which increased tax expense for the first half of the year by $18 million.

The Company reported cash operating earnings per share from continuing operations of $1.22 in the second quarter of 2001 compared to $1.92 in the same period in 2000. Similar earnings per share from continuing operations for the first half of 2001 were $2.55 compared to $3.69 in 2000. Cash operating earnings per share are before non-cash amortization of acquisition-related goodwill and other intangible assets and unusual items. Cash earnings per share are commonly used by financial analysts as one measure of operating performance. However, they are not determined using generally accepted accounting principles and, therefore, are not necessarily comparable to other companies. Cash earnings per share should not be considered in isolation or as a substitute for, or more meaningful than, measures of performance determined in accordance with generally accepted accounting principles.

Business Segments
-----------------

Fluid Power
-----------
Fluid Power, Eaton's largest business segment, continued to experience mixed markets during the second quarter of 2001. Segment sales of $656 million in 2001 were 4% below one year earlier. Excluding the effect of acquisitions made in 2001 and 2000, sales declined 8%, which compared favorably with the 19% decline in North American fluid power industry shipments and a 5% increase in aerospace markets. Sales in the first half of 2001 of $1.33 billion were off 1% from one year ago. In North America, the Company has seen shipments decline in excess of the relatively stagnant end markets in the mobile and industrial sectors due to the continued liquidation of inventory by distributors and OEM's.

Including restructuring charges, operating profits in the second quarter of 2001 were $53 million, 23% below one year earlier. Operating profits for the first half of 2001 were $115 million, 15% below comparable results in 2000. Before restructuring charges of $7 million and $10 million in the second quarter of 2001 and 2000, respectively, operating profits were $60 million (9.1% of sales) compared to $79 million (11.6% of sales). Before restructuring charges of $14 million in the first half of 2001, operating profits were $129 million, 16% below comparable profits in 2000. The decrease in operating profits was primarily attributable to the weak market conditions experienced during the first half of 2001.

As a result of weak market conditions, the Company announced the acceleration of restructuring and integration activities originally planned in connection with the Aeroquip-Vickers acquisition and the elimination of 600 salary positions within the organization. Through the second quarter nearly 400 positions were eliminated, with the balance of the program to be completed by the end of the third quarter. The benefits of this action should be increasingly evident in the operating performance of the business in the second half of the year.

The Company anticipates weak conditions throughout the remainder of the year in the North American hydraulics market. Aerospace market shipments are expected to be up 10% to 15% for 2001, largely on the strength of the commercial aircraft sector.


Industrial & Commercial Controls
--------------------------------
Industrial and Commercial Controls sales were $564 million in the second quarter of 2001, a decrease of 7% from year earlier results. Excluding the effect of divestitures, sales were off 4% from the same period in 2000, compared to a 5% decline in North American markets. Sales in the first half of 2001 of $1.1 billion were 5% below the same period in 2000. The decrease in sales was attributable to considerable market weakening, particularly sharp inventory adjustments taking place in the distributor channel, which typically are higher margin products. Also in the industrial controls business, industry shipments were off more than 18% from the prior year. Project oriented business tied to long-cycle construction projects performed well in the first half of 2001. This market has not showed signs of weakening; however, the Company expects softening in the second half of 2001.

Including restructuring charges, operating profits for the second quarter of 2001 were $49 million, a decrease of 25% compared to the same period in 2000. Operating profits for the first half of 2001 were $99 million, a decrease of 13% from the same period in 2000. Before restructuring charges of $4 million in the second quarter of 2001, operating profits were $53 million (9.4% of sales), compared to $65 million (10.8% of sales) in the second quarter of 2000. Operating profits for the first half of 2001, before the $4 million of restructuring charges, were $103 million, a 10% decline year over year. Weak markets in the industrial and commercial sectors, as well as the effects of product mix, were responsible for the decreased profits in 2001.

As a result of weakening market conditions in this business, the Company recognized $4 million of restructuring charges in the second quarter, as discussed above, with another $20 million of charges anticipated in the third quarter. These charges include the elimination of 550 positions within the organization.

Automotive
----------
Automotive segment sales of $391 million in the second quarter of 2001 were 1% below second quarter of 2000 results excluding the sales of the divested the Vehicle Switch/Electronics Division, which are now reported in divested operations. This compares to a 10% decrease in NAFTA automotive output, flat European production and a 20% rise in South American output. Sales in the first half of 2001 of $776 million decreased 3% compared to the same period in 2000. Despite difficult North American markets and gradual weakening in Europe, automotive segment sales outpaced the industry as a result of product penetration and market share gains.

Operating profits in the second quarter of 2001 were $55 million, a decline of 13% compared to $63 million in the same period in 2000. Operating profits for the first half of 2001 were $109 million, a decrease of 16% compared to the same periods in 2000. The segment produced a return on sales of approximately 14% for the second quarter and first half of 2001 compared to 15.9% and 16.2%, respectively, for the same periods in 2000. These results for 2001 were achieved despite current market conditions and increased engineering and research and development costs associated with new product launches for model years 2002-2004.

The expectation for the second half of 2001 is for North American retail demand to stabilize at 16.2 million units for the balance of the year, which is a year over year increase for the second half of the year, and a gradual weakening of European markets. Also, the potential for increased production exists in the second half of 2001, as the automotive dealers continue to effectively reduce inventory levels.

Truck
-----
Truck segment sales in the second quarter of 2001 were $260 million, 36% below the same period in 2000. This compares to declines of 47% in NAFTA production of Class 8 trucks, 34% in NAFTA medium duty truck production, 4% in European output and 15% in South American truck output. Sales in the first half of 2001 were $541 million, also 36% below one-year earlier results. Conditions in the industry continue to be severely depressed as second quarter 2001 sales lagged $21 million behind sluggish sales for the first quarter of 2001.

Before restructuring charges of $5 million in the second quarter of 2001 and $43 million for the first half of 2001, the segment operated at breakeven compared to operating profits of $52 million and $112 million for the comparable periods in 2000. The Company has completed restructuring actions related to the European medium-duty truck business and will finish the restructuring of the European heavy-duty truck business in the third quarter. The benefits of the restructuring actions were evident as the business operated at breakeven despite a further weakening in the NAFTA region.

The severe production declines experienced in the NAFTA region over the last year have eliminated much of the industry-wide surplus of new trucks. However, the availability of good used trucks should continue to depress conditions through year-end. The impact of lower fuel prices, improved credit availability and more stable freight demand should help improve market conditions in early 2002.

During the quarter, Eaton acquired the commercial clutch manufacturing assets of Transmisiones TSP, S.A. de C.V. The business, which had sales of $10 million in 2000, will be relocated to the new facility in San Luis Potosi, Mexico, as the plant becomes operational over the next several months.

Non-operating Income (Expense)
------------------------------
Net interest expense of $38 million in the second quarter of 2001 decreased by $7 million compared to the same period in 2000. Net interest expense of $80 million in the first half of 2001 decreased $9 million compared to the same period in 2000. The decrease was primarily related to the reduction of short-term debt from the proceeds of the sale of the Vehicle Switch/Electronics Division, as well as a reduction of U.S. interest rates during the first half of 2001.

Changes in Financial Condition
------------------------------
The Company improved its strong financial position during the first half of 2001. Net working capital increased to $871 million at June 30, 2001 from $464 million at the end of 2000 (the current ratio was 1.5 and 1.2 at June 30, 2001 and December 31, 2000, respectively). The increase in working capital was primarily a result of the reduction in short-term debt. This was accomplished by refinancing of commercial paper through the issuance of $150 million of floating rate medium-term notes in April 2001, the issuance $41 million of Yen 1.62% notes in the first quarter of 2001 and the repayment of short-term commercial paper from proceeds from the sale of the Vehicle Switch/Electronics Division.

Eaton continued to generate substantial cash flow from operating activities, which is the primary source of funds to finance the needs of the Company. Operating activities generated cash of $301 million in the first half of 2001 compared to $190 million for the same period in 2000. Despite lower earnings during the first half of 2001, $111 million more cash was generated from operations due to tight control over working and fixed capital.

Total debt of $2.6 billion at June 30, 2001 was down from $3.0 billion at year-end 2000. The Company's credit facilities totaled $1.35 billion at June 30, 2001 supporting outstanding commercial paper of $817 million, which is classified as long-term debt. These credit facilities were reduced to $1.2 billion in July 2001.

The Company made progress toward its goal of strengthening the balance sheet and reducing its net debt-to-total capital ratio during the first half of 2001. The proceeds of the sale of the Vehicle Switch/Electronics Division and tight control over working and fixed capital enabled the net debt-to-total capital ratio to be reduced to 50% at June 30, 2001 from 55% at December 31, 2000.

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning our markets, our European heavy truck unit and our Fluid Power, Automotive and overall operating performance. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments, failure to implement integration and restructuring plans, unanticipated downturn in business relationships with customers or their purchases from us, competitive pressures on sales and pricing, increases in costs of material and other production costs that cannot be recouped in product pricing and further deterioration of economic and financial conditions in the United States and around the world. We do not assume any obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of the Company's 2000 Annual Report on Form 10-K. Long-term debt decreased to $2.6 billion at June 30, 2001 from $3.0 billion at the end of 2000. This decrease is primarily due to the repayment of short-term commercial paper with the proceeds of the sale of the Vehicle Switch/Electronics Division. There were no other material changes in long-term debt during the six months ended June 30, 2001.












                    PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

1.  On April 16, 2001, the Company filed a Current Report on Form
    8-K regarding the first quarter 2001 earnings release.

2. On June 26, 2001, the Company filed a Current Report on Form 8-K, which included information concerning revised earnings estimates for the second quarter and full-year 2001 due to current economic conditions.

3. On July 16, 2001, the Company filed a Current Report on Form 8-K regarding the second quarter 2001 earnings release.

4. On July 16, 2001, the Company filed a Current Report on Form 8-K, which included restated financial information, presenting the Company's Vehicle Switch/Electronics Division as a divested operation.



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

                                  Eaton Corporation
                                  ----------------------------
                                  Registrant

Date:  July 27, 2001              /s/
                                  ----------------------------
                                  Adrian T. Dillon
                                  Executive Vice President -
                                  Chief Financial and Planning Officer;
                                  Principal Accounting Officer
















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





19