Form 10-Q
period 2001-09-30
EATON CORP
filed 2001-11-01
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended September 30, 2001
                     ------------------


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



There were 69.3 million Common Shares outstanding as of September 30,
2001.







                Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets
                                          September 30, December 31,
(Millions)                                      2001      2000
                                                ----      ----
ASSETS
Current assets
  Cash & short-term investments               $  211    $  126
  Accounts receivable                          1,171     1,219
  Inventories                                    739       872
  Deferred income taxes & other
    current assets                               466       354
                                              ------    ------
                                               2,587     2,571
Property, plant & equipment                    2,055     2,274
Goodwill                                       1,902     2,026
Other intangible assets                          544       556
Deferred income taxes & other assets             805       753
                                              ------    ------
                                              $7,893    $8,180
                                              ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt & current portion of
    long-term debt                            $  189    $  557
  Accounts payable                               329       396
  Accrued compensation                           174       199
  Accrued income & other taxes                   374       192
  Other current liabilities                      814       763
                                              ------    ------
                                               1,880     2,107
Long-term debt                                 2,327     2,447
Postretirement benefits other than pensions      674       679
Deferred income taxes & other liabilities        558       537
Shareholders' equity                           2,454     2,410
                                              ------    ------
                                              $7,893    $8,180
                                              ======    ======

See accompanying notes.








Eaton Corporation

Statements of Consolidated Income
                                     Three Months Ended   Nine Months Ended
                                        September 30         September 30
                                     ------------------   -----------------

(Millions except for per share data)   2001      2000       2001      2000
                                       ----      ----       ----      ----
Net sales                            $1,750    $2,008     $5,604    $6,361

Costs & expenses
  Cost of products sold               1,326     1,492      4,223     4,637
  Selling & administrative              300       305        924       979
  Research & development                 56        68        177       206
                                     ------    ------     ------    ------
                                      1,682     1,865      5,324     5,822
                                     ------    ------     ------    ------
Income from operations                   68       143        280       539

Other income (expense)
  Interest expense - net                (33)      (42)      (113)     (131)
  Gain on sales of businesses            23                   61
  Other - net                             3         4         11        59
                                     ------    ------     ------    ------
                                         (7)      (38)       (41)      (72)
                                     ------    ------     ------    ------
Income from continuing operations
  before income taxes                    61       105        239       467
Income taxes                             21        36        100       162
                                     ------    ------     ------    ------
Income from continuing operations        40        69        139       305
Income from discontinued operations                24                   64
                                     ------    ------     ------    ------
Net income                           $   40    $   93     $  139    $  369
                                     ======    ======     ======    ======

Net income per Common Share
  Assuming dilution
    Continuing operations            $  .57    $  .95     $ 1.97    $ 4.15
    Discontinued operations                       .33                  .87
                                     ------    ------     ------    ------
                                     $  .57    $ 1.28     $ 1.97    $ 5.02
                                     ======    ======     ======    ======

  Basic
    Continuing operations            $  .58    $  .96     $ 2.01    $ 4.20
    Discontinued operations                       .33                  .88
                                     ------    ------     ------    ------
                                     $  .58    $ 1.29     $ 2.01    $ 5.08
                                     ======    ======     ======    ======

Average number of Common Shares
  outstanding
    Assuming dilution                  70.9      72.8       70.5      73.5
    Basic                              69.6      72.0       69.3      72.6

Cash dividends paid per Common Share $  .44    $  .44     $ 1.32    $ 1.32

See accompanying notes.

Eaton Corporation

Condensed Statements of Consolidated Cash Flows
                                                        Nine Months Ended
                                                           September 30
                                                        -----------------
(Millions)                                                2001      2000
                                                          ----      ----
Net cash provided by operating activities
  of continuing operations
    Income from continuing operations                   $  139    $  305
    Adjustments to reconcile to net cash provided
      by operating activities
        Depreciation & amortization                        267       268
        Amortization of goodwill & intangible assets        72        71
        Gain on sales of businesses & corporate assets     (61)      (22)
        Changes in operating assets & liabilities,
          excluding acquisitions and sales of
          businesses                                       146      (244)
        Other - net                                        (68)      (34)
                                                        ------    ------
                                                           495       344

Net cash provided by investing activities
  of continuing operations
    Expenditures for property, plant & equipment          (203)     (229)
    Sales of businesses & corporate assets                 403        73
    Acquisitions of businesses, less cash acquired         (33)     (110)
    Proceeds from initial public offering of subsidiary              349
    Net (increase) decrease in short-term investments      (70)       31
    Other - net                                             13       (22)
                                                        ------    ------
                                                           110        92

Net cash used in financing activities
  of continuing operations
    Borrowings with original maturities of more
      than three months
        Proceeds                                         1,182     1,275
        Payments                                        (1,334)   (1,172)
    Borrowings with original maturities of less
      than three months - net                             (359)     (121)
    Cash dividends paid                                    (90)      (96)
    Purchase of Common Shares                              (13)     (289)
    Proceeds from the exercise of employee stock
      options                                               27         8
                                                        ------    ------
                                                          (587)     (395)
                                                        ------    ------
Cash provided by continuing operations                      18        41
Net cash used in discontinued operations                             (96)
                                                        ------    ------
Total increase (decrease) in cash                           18       (55)
Cash at beginning of period                                 82        79
                                                        ------    ------
Cash at end of period                                   $  100    $   24
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

Unusual Charges
---------------
Income was reduced by the following unusual charges (millions except for per share data):

                           Three months ended         Nine months ended
                              September 30               September 30
                           ------------------         -----------------
                             2001      2000            2001       2000
                             ----      ----            ----       ----
Operational restructuring
  charges
    Fluid Power              $  4      $ 13            $ 18       $ 31
    Industrial & Commercial
      Controls                 19                        23
    Truck                       6                        49
Corporate                       4                        14
                             ----      ----            ----       ----
Pretax                       $ 33      $ 13            $104       $ 31
                             ====      ====            ====       ====
After-tax                    $ 22      $  8            $ 69       $ 20
Per Common Share              .30       .12             .98        .28

The operational restructuring charges were associated with the restructuring of the Company's Truck business announced in the first quarter of 2001 and the restructuring of the Industrial & Commercial Controls segment announced in the second quarter, as well as the ongoing integration of the former Aeroquip-Vickers operations within Fluid Power. The corporate charge for the first nine months of 2001 included $10 million related to an arbitration settled in the second quarter of 2001. The arbitration related to a contractual dispute over supply arrangements and was initiated in February 1999 against Vickers, Incorporated, a subsidiary of Aeroquip-Vickers, Inc., which was acquired by Eaton in April 1999. A corporate charge of $4 million was recognized in the third quarter of 2001 relating to actions to restructure certain corporate functions.

The operational restructuring charges for 2001 and 2000 are included in the Statements of Consolidated Income in Income from operations and reduced operating profit of the related business segment. The corporate charges are included in the Statements of Consolidated Income in Other expense - net, except for the third quarter corporate charge of $4 million which is included in the Statements of Consolidated Income in Income from operations. All of the corporate charges are included in Business Segment Information in Corporate & other - net.

Restructuring liabilities recorded at December 31, 2000, and restructuring charges recorded in 2001 as described above, are summarized as follows (millions of dollars):

                       Workforce reductions  Inventory &      Plant
                       --------------------  other asset  consolidation
                       Employees    Dollars  write-downs    & other      Total
                       ---------    -------  -----------  -------------  -----
Balance at
  December 31, 2000          180       $  8      $  0         $  0       $  8
2001 charges 		   1,845         57        12           25         94
Utilized in 2001          (1,375)       (39)      (12)         (20)       (71)
                          ------       ----      ----         ----       ----
Balance remaining
  at September 30, 2001      650       $ 26      $  0         $  5       $ 31
                          ======       ====      ====         ====       ====

Gain on Sales of Businesses and Other Corporate Assets
------------------------------------------------------
During the third quarter of 2001, the Company sold its Air Conditioning & Refrigeration business and certain assets of the Automotive business. The sales of these businesses resulted in a net pretax gain of $23 million ($15 million after-tax, or $.21 per Common Share).
During the first nine months of 2001, the Company sold businesses resulting in a net pretax gain of $61 million ($22 million after-tax, or $.31 per Common Share). In addition to the businesses sold in the third quarter of 2001 noted above, Vehicle Switch/Electronics Division (VS/ED) was divested in the first quarter of 2001 for $300 million, and certain assets of the Truck business were also sold in the first quarter. In Business Segment Information the operating results of VS/ED are included in divested operations for all periods presented.

Income for the first nine months of 2000 was increased by a net pretax gain on the sales of corporate assets of $22 million ($14 million after-tax, or $.19 per Common Share). These gains were included in the Statements of Consolidated Income in Other income-net and in Business Segment Information in Corporate and other-net.

Income Taxes
------------
The effective income tax rate for the nine months ended September 30, 2001 was 41.8%. The higher rate in 2001 compared to the same period in 2000 was principally attributable to the tax effect of book/tax basis differences related to businesses sold in the first quarter of 2001, which increased tax expense by $18 million. Excluding the tax consequences on all sales of businesses, the effective tax rate for the first nine months of 2001 was 34.0% compared to 34.7% in 2000.

Inventories
-----------
                             September 30, December 31,
(Millions)                       2001         2000
                                 ----         ----
Raw materials                   $ 376        $ 310
Work-in-process and
  finished goods                  400          601
                                -----        -----
Gross inventories at FIFO         776          911
Excess of current cost
  over LIFO cost                  (37)         (39)
                                -----        -----
Net inventories                 $ 739        $ 872
                                =====        =====

Purchase Accounting Liabilities
-------------------------------
The remaining acquisition integration liabilities included in the purchase price allocation for the acquisition of Aeroquip-Vickers are summarized as follows (million of dollars):









                          Workforce reductions         Plant
                          --------------------     consolidation
                          Employees    Dollars        & other        Total
                          ---------    -------     --------------    -----
Balance at
  December 31, 2000         1,025        $ 42           $  7          $ 49
Utilized in 2001             (595)        (32)            (3)          (35)
                            -----        ----           ----          ----
Balance remaining at
  September 30, 2001          430        $ 10           $  4          $ 14
                            =====        ====           ====          ====

Net Income per Common Share
---------------------------
The calculation of net income per Common Share - assuming dilution and basic follows (millions except for per share data):

                                     Three months ended   Nine months ended
                                        September 30         September 30
                                     ------------------   -----------------
                                       2001      2000      2001      2000
                                       ----      ----      ----      ----
Income from continuing operations     $  40     $  69     $ 139     $ 305
Income from discontinued operations                24                  64
                                      -----     -----     -----     -----
Net income                            $  40     $  93     $ 139     $ 369
                                      =====     =====     =====     =====

Average number of Common Shares
  outstanding-assuming dilution        70.9      72.8      70.5      73.5
Less dilutive effect of stock
  options                               1.3        .8       1.2        .9
                                      -----     -----     -----     -----
Average number of Common Shares
  outstanding-basic                    69.6      72.0      69.3      72.6
                                      =====     =====     =====     =====
Net income per Common Share
  Assuming dilution
    Continuing operations             $ .57     $ .95     $1.97     $4.15
    Discontinued operations                       .33                 .87
                                      -----     -----     -----     -----
                                      $ .57     $1.28     $1.97     $5.02
                                      =====     =====     =====     =====

  Basic
    Continuing operations             $ .58     $ .96     $2.01     $4.20
    Discontinued operations                       .33                 .88
                                      -----     -----     -----     -----
                                      $ .58     $1.29     $2.01     $5.08
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

Comprehensive Income
--------------------
The principal difference between net income as reported in the Statements of Consolidated Income and comprehensive income is foreign currency translation adjustments recorded in Shareholders' Equity. Comprehensive income is as follows (in millions):

                                 Three months ended   Nine months ended
                                    September 30         September 30
                                 ------------------   -----------------
                                  2001        2000     2001       2000
                                  ----        ----     ----       ----
Net income                        $ 40        $ 93     $139       $369
Foreign currency translation
  and other adjustments             (7)        (37)     (38)       (66)
Deferred loss on cash
  flow hedges                       (1)                  (3)
                                  ----        ----     ----       ----
Comprehensive income              $ 32        $ 56     $ 98       $303
                                  ====        ====     ====       ====

Other comprehensive income includes deferred losses of approximately $1 million for the quarter and $3 million for the nine months ended September 30, 2001 related to cash flow hedges accounted for in accordance with SFAS 133.

New Accounting Pronouncements
-----------------------------
Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" were issued by the Financial Accounting Standards Board (FASB) in the third quarter of 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach requiring periodic tests for impairment of the asset. Upon adoption of the Statement on January 1, 2002, the provisions of SFAS No. 142 require discontinuance of amortization of goodwill and indefinite life intangibles which had been recorded in connection with previous business combinations. The adoption of SFAS No. 142 is expected to add $.87 per share to the Company's 2002 earnings per share compared to 2001. At this time, the Company does not expect to recognize an impairment charge upon adoption of this Statement. However, a final analysis of the Statement has not been completed.

In the third quarter of 2001, the FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise. The provisions of this Statement are effective on January 1, 2002. At this time, the Company does not expect this Statement to have a material impact on its financial position, results of operations or cash flows.

Business Segment Information
----------------------------
                                     Three Months Ended   Nine Months Ended
                                        September 30         September 30
                                     ------------------   -----------------
(Millions)                             2001      2000       2001      2000
                                       ----      ----       ----      ----
Net sales
  Fluid Power                        $  600    $  630     $1,929    $1,976
  Industrial & Commercial Controls      548       622      1,671     1,805
  Automotive                            349       346      1,125     1,149
  Truck                                 253       335        794     1,183
                                     ------    ------     ------    ------
Total ongoing operations              1,750     1,933      5,519     6,113
Divested operations                                75         85       248
                                     ------    ------     ------    ------
Total net sales                      $1,750    $2,008     $5,604    $6,361
                                     ======    ======     ======    ======

Operating profit (loss)
  Fluid Power                        $   31    $   44     $  146    $  180
  Industrial & Commercial Controls       27        73        126       187
  Automotive                             41        38        150       168
  Truck                                  (6)        7        (49)      119
                                     ------    ------     ------    ------
Total ongoing operations                 93       162        373       654

Divested operations                                 2          7        10
Amortization of goodwill & other
  intangible assets                     (24)      (23)       (72)      (71)
Interest expense - net                  (33)      (42)      (113)     (131)
Gain on sales of businesses              23                   61
Corporate & other - net                   2         6        (17)        5
                                     ------    ------     ------    ------
Income from continuing operations
  before income taxes                    61       105        239       467
Income taxes                             21        36        100       162
                                     ------    ------     ------    ------
Income from continuing operations        40        69        139       305
Income from discontinued operations                24                   64
                                     ------    ------     ------    ------
Net income                           $   40    $   93     $  139    $  369
                                     ======    ======     ======    ======

As a result of the sale of the Vehicle Switch/Electronics Division during the first quarter 2001, total identifiable assets for the Automotive Segment were $832 million at September 30, 2001 compared to $1.056 billion at December 31, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Sales for the third quarter of 2001 were $1.75 billion, 13% below the same period in 2000. Sales for the first nine months of 2001 of $5.60 billion were down 12% from the same period in 2000. Excluding the impact of sales of the divested Vehicle Switch/Electronics Division, sales from ongoing operations declined about 10% for both the third quarter and the year-to-date periods. The decline in sales, primarily a result of the prolonged weakness in the global economy, exacerbated by the September 11, 2001 terrorist attack on the United States, has caused difficult operating conditions in most of Eaton's businesses. During the third quarter, sales in international markets were also increasingly impacted by current weak economic conditions, which have trailed the U.S. economy with the normal six-month lag.

As displayed in the Statements of Consolidated Income, Income from operations of $68 million in the third quarter of 2001 and $280 million in the first nine months of 2001, decreased 52% and 48% from the same periods in 2000, respectively. The decline was primarily the result of the reduced sales levels coupled with restructuring charges recorded in 2001, as described below.

Including the effect of unusual items, income from continuing operations was $40 million in the third quarter of 2001, or $.57 per Common Share, compared to $69 million in the same period in 2000, or $.95 per share. Income from continuing operations for the first nine months of 2001 was $139 million, or $1.97 per share, compared to $305 million in the same period in 2000, or $4.15 per share. Unusual items include operational restructuring charges, a one-time corporate charge related to an arbitration award and gains on sales of businesses and corporate assets reported in both years.

Income from continuing operations before unusual items (operating earnings) in the third quarter of 2001 was $47 million, or $.66 per Common Share, compared to $77 million in the same period in 2000, or $1.07 per share. During the first nine months of 2001, operating earnings were $186 million, or $2.64 per share compared to $311 million or $4.23 per share in the same period in 2000.

In response to the weak global business environment, and the anticipated delay in recovery of the economy and the Company's end markets until the second half of 2002, the Company has taken actions, and will search for additional opportunities, to reduce structural costs across its businesses. The Company anticipates restructuring charges to total $110 million during 2001 in connection with its actions in the Truck business announced in the first quarter of 2001, the Industrial & Commercial Controls business announced in the second quarter of 2001 and actions to accelerate the integration of the former Aeroquip-Vickers operations within Fluid Power. These charges are discussed further below.

For the third quarter of 2001, income was reduced by unusual charges of $33 million ($22 million after-tax, or $.30 per Common Share). These charges included operational restructuring charges of $29 million related to the business segments discussed above, as well as a $4 million charge relating to actions to restructure certain corporate functions. During the first nine months of 2001, income was reduced by similar charges of $104 million ($69 million after-tax, or $.98 per share). The charges for the first nine months of 2001 included operational restructuring charges of $90 million. The balance is comprised of the third quarter action to restructure certain corporate functions and a one-time charge of $10 million related to an arbitration award in connection with a contractual dispute over supply arrangements associated with a subsidiary of Eaton awarded in the second quarter of 2001.

During the third quarter of 2000, income was reduced by restructuring charges of $13 million ($8 million after-tax, or $.12 per Common Share). For the first nine months of 2000, income was reduced by restructuring charges of $31 million ($20 million after-tax, or $.28 per share). The restructuring charges in 2000 were associated with the ongoing integration of Aeroquip-Vickers.

The operational restructuring charges in 2001 and 2000 are included in the Statements of Consolidated Income in Income from operations and reduced operating profit of the related business segment. The corporate charges are included in the Statements of Consolidated Income in Other expense - net, except for the third quarter charge of $4 million which is included in the Statements of Consolidated Income in Income from operations. All of the corporate charges are included in Business Segment Information in Corporate & other - net.

During the third quarter of 2001, the Company sold its Air Conditioning
& Refrigeration business, which had annual sales of $75 million, and certain assets of the Automotive business. The net pretax gain on the sales of these businesses was $23 million ($15 million after-tax, or $.21 per Common Share). For the first nine months of 2001, the Company sold businesses resulting in a net pretax gain of $61 million ($22 million after-tax, or $.31 per share). In addition to the businesses sold in the third quarter of 2001 as noted above, Vehicle Switch/Electronics
Division (VS/ED) was divested in the first quarter for $300 million, and certain assets of the Truck business were also sold in the first quarter. These gains are included as a separate line item in the Statements of Consolidated Income and Business Segment Information. In Business Segment Information, the operating results of VS/ED are included in divested operations for all periods presented.

In the first nine months of 2000, income was increased by a net pretax gain on the sales of corporate assets of $22 million ($14 million after-tax, or $.19 per share). These gains were included in the Statements of Consolidated Income in Other income-net and in Business Segment
Information in Corporate and other-net.

Excluding the income tax rate effect related to the sales of businesses in 2001, the effective tax rate for the first nine months of 2001 was 34.0% compared to 34.7% in 2000. Including these transactions, the effective tax rate for the first nine months of 2001 was 41.8%. The higher rate in 2001 compared to 2000 was attributable to the tax effect of book/tax basis differences related to businesses sold in 2001, which increased tax expense for the first nine months of the year by $18 million.

The Company reported cash operating earnings per share from continuing operations of $.93 in the third quarter of 2001 compared to $1.34 in the same period in 2000. Cash earnings per share from continuing operations for the first nine months of 2001 were $3.48 compared to $5.05 in 2000. Cash operating earnings per share are before non-cash amortization of acquisition-related goodwill and other intangible assets and unusual items. Cash earnings per share are commonly used by financial analysts as one measure of operating performance. Cash earnings per share are not determined using generally accepted accounting principles and, therefore, are not necessarily comparable to other companies. Cash earnings per share should not be considered in isolation or as a substitute for, or more meaningful than, measures of performance determined in accordance with generally accepted accounting principles.

Business Segments
-----------------

Fluid Power
-----------
Fluid Power, Eaton's largest business segment, continued to operate in extremely weak economic conditions across all markets. Segment sales of $600 million in the third quarter of 2001 were 5% below one year earlier. Excluding the effect of acquisitions and divestitures made in 2001 and 2000, comparable sales declined 10%, which compared favorably to an overall decline in Fluid Power markets of 11% and an 18% decline in North American fluid power industry shipments. Aerospace markets increased 3% during the third quarter, however in light of the tragic events of September 11, 2001 this market is now expected to be flat or decline for 2001 compared to growth of 15% anticipated only a few weeks prior. The Company will be impacted by the rapid decline in aerospace after-market demand, which represents a substantial portion of this sector's business. Sales in the first nine months of 2001 of $1.93 billion were off 2% from one year ago.

After restructuring charges, operating profits in the third quarter of 2001 were $31 million, 30% below one year earlier. Operating profits for the first nine months of 2001 were $146 million, 19% below comparable results in 2000. Before restructuring charges of $4 million and $13 million in the third quarter of 2001 and 2000, respectively, operating profits were $35 million (5.9% of sales) compared to $57 million (9.0% of sales). Before restructuring charges of $18 million for the first nine months of 2001, operating profits were $164 million, 22% below comparable profits in 2000. The decrease in operating profits was primarily attributable to weak market conditions, which resulted in a significant decrease in sales volumes during 2001.

As a result of weak market conditions, the Company announced the acceleration of activities originally planned in connection with the integration of Aeroquip-Vickers. The elimination of 600 salary positions announced in April 2001 was expanded to 1,000 salary positions in the third quarter and is on schedule to be completed before year-end. The benefits of this action should be increasingly evident in the operating performance of the business in 2002, as these restructuring actions are expected to generate recurring benefits of $20 million per year.

During the quarter, the Company announced multi-year agreements with several customers to supply fluid power components and hydraulic systems for aerospace applications with potential revenue of $500 million over many years. These recent program wins, coupled with several mobile and industrial programs to be launched next year, should enable the Fluid Power segment to outperform its end markets, despite the divestiture of the Air Conditioning & Refrigeration business and its $75 million in annual sales.

In the first quarter of 2001, Eaton completed the purchase of the remaining 50% interest in Sumitomo Eaton Hydraulics Company (SEHYCO), the former joint venture with Sumitomo Heavy Industries. The acquisition should generate sales of $100 million in the Asian region, but will be initially dilutive to earnings while the business is integrated with Eaton's operations.

Industrial & Commercial Controls
--------------------------------
Industrial and Commercial Controls sales were $548 million in the third quarter of 2001, a decrease of 12% from year earlier results. Excluding the effect of divestitures, sales were off 9% from the same period in 2000, which compared favorably to a 16% decline in North American markets. The Company outperformed its markets due to share growth, the continued growth of the Engineering Services and Systems (C-H ESS) business and participation in power quality markets. The decrease in sales was attributable to the prolonged weakness in the industrial segment of the economy. The Company has not experienced a recovery of the short-cycle distributor flow goods business as anticipated, which typically are higher margin products. Despite the sharp inventory adjustments by distributors in the first half of 2001, this business has further deteriorated. The business is off 15-18%, affected by lower activity levels further exacerbated by the terrorist attacks on our nation, which caused the business to be off an additional 5%. Project-oriented business tied to long-cycle construction projects continued to perform well through the majority of the third quarter; however, this market is showing signs of weakening early in the fourth quarter. Sales in the first nine months of 2001 of $1.67 billion were 7% below the same period in 2000.

After restructuring charges, operating profits for the second quarter of 2001 were $27 million, a decrease of 63% compared to the same period in 2000. Operating profits for the first nine months of 2001 were $126 million, a decrease of 33% from the same period in 2000. Before restructuring charges of $19 million in the third quarter of 2001, operating profits were $46 million (8.3% of sales), compared to $73 million (11.7% of sales) in the third quarter of 2000. Operating profits for the first nine months of 2001, before the $23 million of restructuring charges, were $149 million, a 20% decline year-over-year. Weak markets in the industrial and commercial sectors and distributor businesses, as well as the effects of product mix, were responsible for the decreased profits in 2001 per year.

As a result of weakening market conditions in this business, the Company recognized restructuring charges of $19 million and $23 million in the third quarter and first nine months of 2001, respectively, as discussed above. The actions taken eliminated 500 positions within the organization, and are expected to generate $15 million in recurring benefits per year.



In the first quarter of 2001, the Company announced that it formed a joint venture with Hager Electro SA, creating Eletromar LTD. This operation manufactures IEC residential circuit breakers in Brazil for the South American marketplace.

Automotive
----------
Automotive segment sales of $349 million in the third quarter of 2001 were 1% above third quarter of 2000, excluding the sales of the Vehicle Switch/Electronics Division, which are reported in divested operations. This compares to a 10% decrease in NAFTA automotive output and flat European production. Despite difficult North American markets and gradual weakening in Europe, automotive segment sales realized the benefit of product penetration and market share gains. A record number of new product launches have also occurred in the areas of engine air management, powertrain, and specialty controls. Sales in the first nine months of 2001 of $1.13 billion decreased 2% compared to the same period in 2000.

Traditionally sales for this segment are lower in the third quarter than in the second quarter as a result of vehicle manufacturers preparation for the upcoming model year and their temporary shutdown for the taking of annual physical inventories.

Operating profits in the third quarter of 2001 were $41 million, an increase of 5% compared to $38 million in the same period in 2000. Operating profits for the first nine months of 2001 were $150 million, a decrease of 11% compared to the same period in 2000. The segment produced a return on sales of approximately 11.6% and 13.3% for the third quarter and first nine months of 2001 compared to 11.1% and 14.6%, respectively, for the same periods in 2000. These results for 2001 were achieved despite current market conditions and increased engineering and research and development costs associated with new product launches for model years 2002-2004.

The expectation is for full year 2001 North American automotive retail demand to be in the range of 16.0-16.1 million units. Retail demand has been stronger than expected based upon the consumer response to dealer incentives, such as 0.0% financing, in an attempt to stimulate weak sales.

Early in the fourth quarter of 2001, the Company announced the acquisition of the assets of the European portion of a mirror actuator business of Donnelley Corporation located in Manorhamilton, Ireland. A portion of Eaton's existing mirror actuator business will be relocated to the new facility in Ireland and that operation is expected to reach sales levels of $50 million over the next two to three years.

In the first quarter of 2001, the Company announced a multi-year agreement with General Motors to supply advanced powertrain technology for an undisclosed future platform. The application will provide increased fuel economy without sacrificing power and performance. This agreement has potential sales of $500 million over many years.




Truck
-----
Due to extraordinarily depressed industry conditions, Truck segment sales in the third quarter of 2001 were $253 million, 24% below the same period in 2000. This compares to declines of 34% in NAFTA production of Class 8 trucks, 22% in NAFTA medium-duty truck production, a 9% decrease in European output and a 24% decrease in South American truck output. Sales in the first nine months of 2001 were $794 million, 33% below one-year earlier results.

Before restructuring charges of $6 million in the third quarter of 2001 and $49 million for the first nine months of 2001, the segment operated at breakeven for both periods compared to operating profits of $7 million and $119 million for the comparable periods in 2000. The benefits of recent restructuring actions can be seen as the segment operated at this level despite third quarter 2001 sales lagging $82 million behind sluggish results for the same period of 2000. Weak conditions continued in the NAFTA region and European and South American markets further deteriorated in the third quarter of 2001. The Company has completed restructuring actions related to the European medium-duty and European heavy-duty truck businesses. In 2002, this business should realize $30 million of incremental benefits related to restructuring actions taken this year.

During 2001, Eaton acquired the commercial clutch manufacturing assets of Transmisiones TSP, S.A. de C.V. The business, which had sales of $10 million in 2000, will be relocated to the new Truck facility in San Luis Potosi, Mexico, as that plant becomes operational over the next several months.

Non-operating Income (Expense)
------------------------------
Net interest expense of $33 million in the third quarter of 2001 decreased by $9 million compared to the same period in 2000. Net interest expense of $113 million in the first nine months of 2001 decreased $18 million compared to the same period in 2000. The decrease was primarily related to the reduction of short-term debt from cash flow from operations and proceeds from the sale of the Vehicle
Switch/Electronics Division, as well as several reductions in U.S. interest rates during the first nine months of 2001.

Changes in Financial Condition
------------------------------
The Company improved its strong financial position during the first nine months of 2001. Net working capital increased to $707 million at September 30, 2001 from $464 million at the end of 2000 (the current ratio was 1.4 and 1.2 at September 30, 2001 and December 31, 2000, respectively). The increase in working capital was primarily a result of the reduction in short-term debt. This reduction of short-term debt from year-end was accomplished by the refinancing of commercial paper through the issuance of $150 million of floating rate medium-term notes in April 2001, the issuance $41 million of Yen 1.62% notes in the first quarter of 2001 and the repayment of short-term commercial paper from cash flow from operations and proceeds from the sale of the Vehicle Switch/Electronics Division.


Eaton continued to generate substantial cash flow from operating activities, which is the primary source of funds to finance the needs of the Company. Operating activities generated cash of $495 million in the first nine months of 2001 compared to $344 million for the same period in 2000. Despite lower earnings during the first nine months of 2001 compared to the same period in 2000, $151 million more cash was generated from operations due to tight control over working and fixed capital.

The Eaton Business System (EBS) has provided improvements in the areas of working capital and cash management. The tight control over spending has yielded a decrease in capital expenditures of $26 million for the nine months ended 2001 compared to the same period in 2000, an 11% reduction. Capital expenditures are expected to be below $300 million for the year ending December 31, 2001.

Total debt of $2.5 billion at September 30, 2001 was down from $3.0 billion at year-end 2000. The Company's credit facilities totaled $1.1 billion at September 30, 2001, supporting outstanding commercial paper of $691 million, which is classified as long-term debt. The Company made progress toward its goal of strengthening the balance sheet and reducing its net debt-to-total capital ratio during the first nine months of 2001. The proceeds from the sale of the Vehicle Switch/Electronics Division and tight control over working and fixed capital enabled the net debt-to-total capital ratio to be reduced to 48% at September 30, 2001 from 55% at December 31, 2000.

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning our markets, our business segments and overall operating performance. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments, successful completion or failure to implement integration and restructuring plans, unanticipated downturn in business relationships with customers or their purchases from us, competitive pressures on sales and pricing, increases in costs of material and other production costs that cannot be recouped in product pricing and further deterioration of economic and financial conditions in the United States and around the world. We do not assume any obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of the Company's 2000 Annual Report on Form 10-K. Long-term debt decreased to $2.3 billion at September 30, 2001 from $2.4 billion at the end of 2000. There were no material changes in long-term debt during the nine months ended September 30, 2001.





 PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - See Exhibit Index attached.

(b) Reports on Form 8-K.

1.  On July 16, 2001, the Company filed a Current Report on Form
    8-K regarding the second quarter 2001 earnings release.

2.  On July 16, 2001, the Company filed a Current Report on Form
    8-K, which included restated financial information, presenting the Company's Vehicle Switch/Electronics Division as a divested operation.

3.  On September 28, 2001, the Company filed a Current Report on
    Form 8-K, which included information concerning revised
    Earnings estimates for the third quarter and full-year 2001 and 2002 outlook due to current economic conditions.

4. On October 15, 2001, the Company filed a Current Report on Form 8-K regarding the third quarter 2001 earnings release.





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

                                  Eaton Corporation
                                  ----------------------------
                                  Registrant

Date:  October 31, 2001           /s/ Adrian T. Dillon
                                  ----------------------------
                                  Adrian T. Dillon
                                  Executive Vice President -
                                  Chief Financial and Planning Officer;
                                  Principal Accounting Officer












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