Form 10-K
period 2001-12-31
EATON CORP
filed 2002-03-21
CIK 31277

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the year ended December 31, 2001

Commission file number 1-1396


                         Eaton Corporation
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Ohio                          34-0196300
 ---------------------------------------------------------------
 (State of incorporation)   (I.R.S. Employer Identification No.)

      Eaton Center, Cleveland, Ohio               44114-2584
 ---------------------------------------------------------------
 (Address of principal executive offices)         (Zip code)

                          (216) 523-5000
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


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

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2002 was $5.1 billion. As of January 31, 2002, there were 69,667,411 Common Shares outstanding.

                       Documents Incorporated By Reference

Portions of the Proxy Statement for the 2002 annual shareholders' meeting are incorporated by reference into Part III.

                                      Part I

Item 1.  Business

Eaton Corporation (Eaton or Company), incorporated in 1916, is a global diversified industrial manufacturer that is a leader in fluid power systems; electrical power quality, distribution and control; automotive engine air management and fuel economy; and intelligent truck systems for fuel economy and safety. Worldwide sales in 2001 were $7.3 billion. Headquartered in Cleveland, Ohio, Eaton has 49,000 employees and sells products in more than 50 countries. For more information, visit http://www.eaton.com.

On March 31, 2001, Eaton sold its Vehicle Switch/Electronics Division (VS/ED). The Company also sold its Air Conditioning & Refrigeration business (AC&R) in the third quarter of 2001. Sales for these businesses totaled $398 million in 2000.

Business Segment Information

Information regarding principal products, net sales, operating profit and long-lived assets by business segment and geographic region is presented in "Business Segment and Geographic Region Information" on pages 36 through 40 of this report. Additional information regarding Eaton's segments and business in general is presented below.

Fluid Power

Patents and Trademarks -- Eaton owns, controls, or is licensed under many patents related to this segment. Trademarks used in connection with the marketing of products included in this segment are EATON, EATON (logomark), CHAR-LYNN, Q-AMP, GEROLER, ORBIT, ORBITROL, VICKERS, HYDRO-LINE, TEDECO, STERER, ILLUMINATER, LUBRICLONE, LEVELMASTER, EEMCO, TELLITE, AEROQUIP, "FLYING A" LOGO, AEROQUIP EXPRESS, BENCHMARK, BRUISER, AQP, HI-PAC, STC, MATCHMATE, MATCHMATE BLUE, MATCHMATE ICE, STARTLITE, EPSILON, ZAPPER, ZAPPER PLUS, PROCRIMP, RYNGLOK, AIRFLEX, FAWICK, and GOLF PRIDE.

Competition -- Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers -- Approximately 11% of this segment's net sales in 2001 were made to two manufacturers of vehicles in the United States and Europe. The top customer of this segment is also the top customer of the Automotive segment.

Industrial & Commercial Controls

Patents and Trademarks -- Eaton owns, controls, or is licensed under many patents related to this segment. Some of the more significant trademarks used in connection with the marketing of products included in this segment are EATON, EATON (logomark), CUTLER-HAMMER, CH (EMBLEM), C-H ESS, SERIES C (& DESIGN), DE-ION, DURANT, FACTORYMATE, PANELMATE, POW-R-WAY, POW-R-LINE, POW-R-DESIGNER, ADVANTAGE, ADVANTAGE PLUS, ADVANTAGE (& DESIGN), ADVANCED POWER CENTER, MAGNUM, MAGNUM DS, DS, OPTIM, TRI-PAC, IMPACC, AFCI, INTELLIGENT TECHNOLOGIES, IT, and HEINEMANN. In addition, the Company has the right to use the WESTINGHOUSE trademark in marketing certain products until 2004.

Competition -- Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers -- Approximately 15% of this segment's net sales in 2001 were made to one customer located in the United States, which is not a significant customer of any other segment.

Automotive

Patents and Trademarks -- Eaton owns, controls, or is licensed under many patents related to this segment. While the EATON and EATON (logomark) trademarks are emphasized in marketing many products within this segment, the Company also markets under a number of other trademarks including EATONITE, DILL, SUPERCHARGER (& DESIGN), Fluid Condition Monitor, FCM, and BLOCKER.

Seasonal Fluctuations -- Sales of the Automotive segment are generally reduced in the third quarter of each year as a result of preparations by vehicle manufacturers for the upcoming model year and temporary shut-downs for taking physical inventories.

Competition -- Principal methods of competition in this segment are price, service and product performance. Eaton occupies a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers -- Approximately 49% of this segment's net sales in 2001 were made to divisions and subsidiaries of three large original equipment manufacturers of vehicles and one other automotive component supplier. All of these customers are concentrated in North America and Europe. Eaton has been conducting business with each of these companies for many years. Sales to these companies include a number of different products and different models or types of the same product, sales of which are not dependent upon one another. With respect to many of the products sold, various divisions and subsidiaries of each of the companies are in the nature of separate customers, and sales to one division or subsidiary are not dependent upon sales to other divisions or subsidiaries. Two of these customers are significant customers of the Truck segment, while another is the top customer of the Fluid Power Segment.

Truck

Patents and Trademarks -- Eaton owns, controls, or is licensed under many patents related to this segment. Trademarks used in connection with the marketing of products included in this segment are EATON, EATON (logomark), FULLER, ROADRANGER, AutoShift, VORAD, SmartCruise, EASY-PEDAL, SOLO, ANGLE SPRING, LIGHTNING SERIES and TOP 2.

Competition -- Principal methods of competition in this segment are price, service and product performance. Eaton occupies a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers -- Approximately 54% of this segment's net sales in 2001 were made to divisions and subsidiaries of four original equipment manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles, concentrated in North America and Europe. Two of these customers are also significant customers of the Automotive segment.

Information Concerning Eaton's Business in General

Patents -- Eaton's policy is to file applications and obtain patents for its new products including product modifications and improvements. While patents generally expire 20 years after the patent application filing date, new patents are issued to Eaton on a regular basis. While in the aggregate Eaton's patents are considered important in the operation of its businesses, the loss or expiration of any one patent would not materially affect Eaton as a whole.

Employees -- Eaton has 4,431 United States employees who are subject to a total of 18 different collective bargaining agreements, six of which expire in 2002, and are represented by the following unions: IAM, UAW, PACE, IBEW, USW, IUE, MPWU, and BSEA.

Raw Materials -- Principal raw materials used are iron, steel, copper, nickel, aluminum, brass, insulating materials, silver, rubber and plastic. Materials are purchased in various forms, such as pig iron, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers and, under normal circumstances, the Company has no difficulty obtaining them.

Order Backlog -- Since a significant portion of open orders placed with Eaton by original equipment manufacturers of cars, trucks and off-highway vehicles are historically subject to month-to-month releases by customers during each model year, such orders are not considered technically firm. In measuring backlog of orders, the Company includes only the amount of such orders released by such customers as of the dates listed. Using this criterion, total backlog at December 31, 2001 and 2000 (in billions) was approximately $1.2 and $1.4, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development -- Research and development expenses for new products and improvement of existing products in 2001, 2000 and 1999 (in millions) were $228, $269 and $262, respectively. Over the past five years, the Company has invested approximately $1.3 billion in research and development.

Protection of the Environment -- Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify, on an ongoing, regular basis, certain processes in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in and wastes generated from operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2002 and 2003. Information regarding the Company's liabilities related to environmental matters is presented in "Protection of the Environment" on pages 29 and 30 of this report.

Item 2.  Properties

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 184 locations in 25 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which are material to its operations. Eaton's principal research facilities are located in Southfield, Michigan, and Milwaukee, Wisconsin. In addition, certain divisions conduct research in their own facilities. Management believes that the manufacturing facilities are adequate for operations, and such facilities are maintained in good condition.

Item 3.  Legal Proceedings

Information regarding the Company's legal proceedings is presented in "Protection of the Environment" and "Contingencies" on pages 29 and 30 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Shares are listed for trading on the New York, Chicago, Pacific and London stock exchanges. Information regarding cash dividends paid and the high and low market price per Common Share for each quarter in 2001 and 2000 is presented in "Quarterly Data" on pages 53 and 54 of this report. At December 31, 2001, there were 11,193 holders of record of the Company's Common Shares. Additionally, approximately 25,000 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP) (formerly known as Eaton Share Purchase & Investment Plan), Eaton Personal Investment Plan
(EPIP) (formerly known as the Eaton Corporation 401(k) Savings Plan & Trust) and the Aeroquip-Vickers Savings & Profit Sharing Plan.

Item 6.  Selected Financial Data

Information regarding selected financial data is presented in the "Six-Year Consolidated Financial Summary" on pages 55 and 56 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on pages 41 through 52 of this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Information regarding market risk is presented on page 48 of this report.

Item 8.  Financial Statements and Supplementary Data

The report of independent auditors, consolidated financial statements, and financial review is presented on pages 12 through 40 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                     Part III

Item 10.  Directors and Executive Officers of the Registrant

Information contained in the definitive Proxy Statement to be filed on or about March 15, 2002, with respect to directors, is incorporated by reference.

A listing of Eaton's officers, their ages, positions and offices held over the past five years, as of January 31, 2002, follows:


Name                   Age   Position (Date elected to position)
----                   ---   -----------------------------------
Alexander M. Cutler    50    Chairman and Chief Executive Officer;
                               President (August 1, 2000 - present)
                             President and Chief Operating Officer
                               (September 1, 1995 - July 31,2000)
                             Director (1993 - present)

Craig Arnold           41    Senior Vice President and Group Executive
                               - Fluid Power(October 25, 2000 - present)
                             Corporate Vice President of General
                               Electric and President of GE Lighting
                               Services Ltd. (1999-2000)
                             Corporate Vice President and President
                               of GE Plastics, Greater China (1998 - 1999)
                             Corporate Vice President and President
                               of GE Appliances, Asia (1997-1998)
                             Managing Director of Structured Products Europe
                               at GE Plastics(1995 - 1997)

Stephen M. Buente      51    Senior Vice President and Group Executive -
                               Automotive (August 21, 2000 - present)
                             Operations Vice President - Automotive
                               Controls (1999-2000)
                             Operations Vice President - Engine
                               Components (1995-1999)

Randy W. Carson        51    Senior Vice President and Group Executive -
                               Cutler-Hammer (January 1, 2000 - present)
                             Vice President - Growth Initiatives
                               (February 24, 1999 - December 31, 1999)
                             Senior Vice President at Rockwell Automation
                               (1992-1998)

James E. Sweetnam      49    Senior Vice President and Group Executive
                               - Truck (July 1, 2001 - present)
                             Vice President - Heavy-Duty Transmission, Clutch
                               and Aftermarket (January 2000 - June 30, 2001)
                             Vice President and General Manager - Heavy-Duty
                               Transmission Division (1997 - 1999)

Kristen M. Bihary      48    Vice President - Communications
                               (July 28, 1999 - present)
                             Vice President - External Affairs,
                               Internal and Marketing Communications
                               at Shell Chemical Company (1998-1999)
                             Vice President - Public Affairs at Varity
                               Corporation (1995-1998)

Donald H. Bullock      42    Vice President - Information Technologies
                               (August 1, 2000 - present)
                             Director of Finance Reengineering (1998-2000)
                             Principal at CSC Index (1992-1998)

Susan J. Cook          54    Vice President - Human Resources
                               (January 16, 1995 - present)

Earl R. Franklin       58    Secretary and Associate General Counsel
                               (September 1, 1991 - present)

J. Robert Horst        58    Vice President and General Counsel
                               (January 1, 2000 - present)
                             Deputy General Counsel (1998-1999)
                             Associate General Counsel (1991-1998)

John S. Mitchell       45    Vice President - Taxes (November 22,
                               1999 - present)
                             Vice President - Taxes at The Limited,
                               Inc. (1997-1999)
                             Director of Taxes at The Limited, Inc.
                               (1987-1997)

Robert E. Parmenter    49    Vice President and Treasurer
                               (January 1, 1997 - present)
                             Assistant Treasurer (1994-1996)

Billie K. Rawot        50    Vice President and Controller
                               (March 1, 1991 - present)

Ken D. Semelsberger    40    Vice President - Strategic Planning
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

Item 11.  Executive Compensation

Information contained in the definitive Proxy Statement to be filed on or about March 15, 2002, with respect to executive compensation, is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information contained in the definitive Proxy Statement to be filed on or about March 15, 2002, with respect to security ownership of certain beneficial owners and management, is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

None required to be reported.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following report of independent auditors, consolidated financial statements and financial review, included in Item 8, are filed as a separate section of this report:

          Report of Independent Auditors - Page 12

          Consolidated Balance Sheets - December 31, 2001 and 2000 - Page 13

          Statements of Consolidated Income - Years ended December 31, 2001, 2000 and 1999 - Page 14

          Statements of Consolidated Cash Flows - Years ended December 31, 2001, 2000 and 1999 - Pages 15 and 16

          Statements of Consolidated Shareholders' Equity - Years ended December 31, 2001, 2000 and 1999 - Pages 17 and 18

          Financial Review - Pages 19 through 40

    (2) All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3)   Exhibits

          3(a) Amended Articles of Incorporation (amended and restated as of April 27, 1994) - Incorporated by reference to the Form 8-K Report dated May 19, 1994

          3(b)    Amended Regulations (amended and restated as of April 26,
                  2000) - Incorporated by reference to the Form 10-Q for the six months ended June 30, 2000

          4(a) Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long- term debt)

          4(b) Eaton Corporation Rights Agreement dated June 28, 1995 - Incorporated by reference to the Form 8-K Report dated June 28, 1995

          10      Material contracts

                  The following are either a management contract or a compensatory plan or arrangement:

                  (a) Deferred Incentive Compensation Plan (amended and restated as of March 31, 2000) - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2000

                  (b) Executive Strategic Incentive Plan (amended and restated as of June 21, 1994, July 25, 1995, April 21, 1998 and April 1, 1999) - Incorporated by reference to the Annual Report of Form 10-K for the year ended December 31, 2000

                  (c) Group Replacement Insurance Plan (GRIP), effective as of June 1, 1992 - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992

                  (d) 1991 Stock Option Plan - Incorporated by reference to the definitive Proxy Statement dated March 18, 1991

                  (e) 1995 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 17, 1995

                  (f) Incentive Compensation Deferral Plan (amended and restated as of October 1, 1997) - Incorporated by reference to the Annual Report Form 10-K for the year ended December 31, 2000

                  (g) Strategic Incentive and Option Plan (amended and restated as of September 24, 1996) - Incorporated by reference to the Annual Report on Form 10-K for the year year ended December 31, 1996

                  (h) Form of "Change of Control" Agreement entered into with officers of Eaton Corporation as of November 1, 1996 - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996

          (i) The following are incorporate by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1990:

                (i) Limited Eaton Service Supplemental Retirement Income Plan
                    (amended and restated as of January 1, 1989)

               (ii) Amendments to the 1986 Stock Option Plan

              (iii) Eaton Corporation Supplemental Benefits Plan (amended and restated as of January 1, 1989) (which provides supplemental retirement benefits)

               (iv) Eaton Corporation Excess Benefits Plan (amended and restated
                    January 1, 1989) (with respect to Section 415 limitations of the Internal Revenue Code)

          (j) Executive Incentive Compensation Plan - Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2000

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

12        Ratio of Earnings to Fixed Charges - Page 57

21        Subsidiaries of Eaton Corporation - Pages 58 through 65

23        Consent of Independent Auditors - Pages 66 through 68

24        Power of Attorney - Page 69

(b) Reports on Form 8-K

          On October 15, 2001, the Company filed a Current Report on Form 8-K regarding the third quarter earnings release.

          On January 22, 2002, the Company filed a Current Report on Form 8-K regarding the fourth quarter earnings release.

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

                                           Eaton Corporation
                                           -----------------------------
                                           Registrant

Date:  March 19, 2002                      /s/  Billie K. Rawot
                                           -------------------------------------
                                           Billie K. Rawot
                                           Vice President and
                                           Controller - Principal
                                           Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATE:  March 19, 2002


     Signature                                       Title
     ---------                                       -----

         *
-------------------------------------------
Alexander M. Cutler                         Chairman and Chief Executive
                                            Officer; President; Principal
                                            Executive Officer; Director

         *
-------------------------------------------
Michael J. Critelli                         Director

         *
-------------------------------------------
Ernie Green                                 Director

         *
-------------------------------------------
Ned C. Lautenbach                           Director

         *
-------------------------------------------
Deborah L. McCoy                            Director

         *
-------------------------------------------
John R. Miller                              Director

         *
-------------------------------------------
Furman C. Moseley                           Director

         *
-------------------------------------------
Victor A. Pelson                            Director

         *
-------------------------------------------
A. William Reynolds                         Director

         *
-------------------------------------------
Gary L. Tooker                              Director


*By    /s/ Billie K. Rawot
       ----------------------------------------
       Billie K. Rawot, Attorney-in-Fact
       for the officers and directors signing
       in the capacities indicated

                                Eaton Corporation
                        2001 Annual Report on Form 10-K



REPORT OF INDEPENDENT AUDITORS

To the Shareholders
Eaton Corporation

We have audited the consolidated balance sheets of Eaton Corporation as of December 31, 2001 and 2000, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
---------------------

Cleveland, Ohio
January 21, 2002


Eaton Corporation
Consolidated Balance Sheets
                                                                 December 31
                                                             ----------------
(Millions)                                                     2001      2000
                                                               ----      ----
ASSETS
Current assets
  Cash                                                       $  112    $   82
  Short-term investments                                        199        44
  Accounts receivable                                         1,070     1,219
  Inventories                                                   681       872
  Deferred income taxes                                         153       147
  Other current assets                                          172       207
                                                             ------    ------
                                                              2,387     2,571
Property, plant & equipment
  Land & buildings                                              763       792
  Machinery & equipment                                       3,053     3,255
                                                             ------    ------
                                                              3,816     4,047
  Accumulated depreciation                                   (1,766)   (1,773)
                                                             ------    ------
                                                              2,050     2,274

Goodwill                                                      1,902     2,026
Other intangible assets                                         533       556
Other assets                                                    774       753
                                                             ------    ------
                                                             $7,646    $8,180
                                                             ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                            $   58    $  447
  Current portion of long-term debt                             130       110
  Accounts payable                                              418       396
  Accrued compensation                                          158       199
  Accrued income & other taxes                                  258       192
  Other current liabilities                                     647       763
                                                             ------    ------
                                                              1,669     2,107

Long-term debt                                                2,252     2,447
Postretirement benefits other than pensions                     670       679
Deferred income taxes & other liabilities                       580       537
Shareholders' equity
  Common Shares (69.5 in 2001 and 68.3 in 2000)                  35        34
  Capital in excess of par value                              1,348     1,266
  Retained earnings                                           1,447     1,410
  Accumulated other comprehensive income (loss)                (299)     (267)
  Deferred compensation plans                                   (56)      (33)
                                                             ------    ------
                                                              2,475     2,410
                                                             ------    ------
                                                             $7,646    $8,180
                                                             ======    ======

The Financial Review on pages 19 to 40 is an integral part of the consolidated financial statements.


Eaton Corporation
Statements of Consolidated Income
                                                       Year ended December 31
                                                       ----------------------
(Millions except for per share data)                     2001    2000    1999
                                                         ----    ----    ----
Net sales                                              $7,299  $8,309  $8,005

Costs & expenses
  Cost of products sold                                 5,503   6,092   5,792
  Selling & administrative                              1,220   1,299   1,248
  Research & development                                  228     269     262
                                                       ------  ------  ------
                                                        6,951   7,660   7,302
                                                       ------  ------  ------
Income from operations                                    348     649     703

Other income (expense)
  Interest expense-net                                   (142)   (177)   (152)
  Gain on sales of businesses                              61             340
  Other-net                                                11      80      52
                                                       ------  ------  ------
                                                          (70)    (97)    240
                                                       ------  ------  ------
Income from continuing operations before
  income taxes                                            278     552     943
Income taxes                                              109     189     340
                                                       ------  ------  ------
Income from continuing operations                         169     363     603
Income from discontinued operations                                90      14
                                                       ------  ------  ------
Net income                                             $  169  $  453  $  617
                                                       ======  ======  ======

Net income per Common Share assuming dilution
  Continuing operations                                $ 2.39  $ 5.00  $ 8.17
  Discontinued operations                                        1.24     .19
                                                       ------  ------  ------
                                                       $ 2.39  $ 6.24  $ 8.36
                                                       ======  ======  ======
  Average number of Common Shares outstanding            70.5    72.6    73.7

Net income per Common Share basic
  Continuing operations                                $ 2.43  $ 5.06  $ 8.31
  Discontinued operations                                        1.25     .20
                                                       ------  ------  ------
                                                       $ 2.43  $ 6.31  $ 8.51
                                                       ======  ======  ======
  Average number of Common Shares outstanding            69.4    71.8    72.5

Cash dividends paid per Common Share                   $ 1.76  $ 1.76  $ 1.76


The Financial Review on pages 19 to 40 is an integral part of the consolidated financial statements.


Eaton Corporation
Statements of Consolidated Cash Flows
                                                       Year ended December 31
                                                       ----------------------
(Millions)                                               2001    2000    1999
                                                         ----    ----    ----
Net cash provided by operating activities
  of continuing operations
    Income from continuing operations                  $  169  $  363  $  603
    Adjustments to reconcile to net cash provided by
      operating activities
        Depreciation & amortization                       355     364     332
        Amortization of goodwill & other
          intangible assets                                94      98      89
        Deferred income taxes                              72      44      52
        Pension assets                                    (84)    (67)    (69)
        Other long-term liabilities                        30      35      54
        Gain on sales of businesses & corporate assets    (61)    (22)   (340)
        Other non-cash items in income                      2      (6)     15
        Changes in working capital, excluding
          acquisitions & sales of businesses
            Accounts receivable                            98     (39)    (59)
            Inventories                                   149     (13)     17
            Accounts payable                               64     (16)     (3)
            Accrued income & other taxes                   61     (86)     67
            Other current liabilities                    (129)    (44)    (58)
            Other working capital accounts                (53)    (81)      2
        Other-net                                          (2)    (11)      6
                                                       ------  ------  ------
                                                          765     519     708
Net cash used in investing activities
  of continuing operations
    Expenditures for property, plant & equipment         (295)   (386)   (480)
    Acquisitions of businesses, less cash acquired        (35)   (115) (1,602)
    Sales of businesses & corporate assets                403     122     544
    Proceeds from initial public offering of subsidiary           349
   (Purchases) sales of short-term investments           (154)     40     (34)
    Other-net                                              22     (34)    (49)
                                                       ------  ------  ------
                                                          (59)    (24) (1,621)
Net cash (used in) provided by financing activities
  of continuing operations
    Borrowings with original maturities of more
      than three months
        Proceeds                                        1,481   1,555   1,917
        Payments                                       (1,419) (1,560) (1,517)
    Borrowings with original maturities of less
      than three months-net                              (643)    150     519
    Cash dividends paid                                  (120)   (127)   (128)
    Purchase of Common Shares                             (12)   (417)     (5)
    Sale of Common Shares                                                 147
    Proceeds from exercise of employee stock options       37      10      34
    Other-net                                                       1      (9)
                                                       ------  ------  ------
                                                         (676)   (388)    958
                                                       ------  ------  ------
Cash provided by continuing operations                     30     107      45
Net cash used in discontinued operations                         (104)    (43)
                                                       ------  ------  ------
Total increase in cash                                     30       3       2
Cash at beginning of year                                  82      79      77
                                                       ------  ------  ------
Cash at end of year                                    $  112  $   82  $   79
                                                       ======  ======  ======

The Financial Review on pages 19 to 40 is an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Shareholders' Equity



                                                                              Accumulated                        Total
                                    Common Shares    Capital in               other                 Deferred     share-
                                   ---------------    excess of   Retained    comprehensive         compensa-    holders'
                                   Shares   Dollars   par value   earnings    income (loss) ESOP   tion plans    equity
(Millions)                         ------   ------- -----------   --------    ------------- ----   -----------    --------
Balance at January 1, 1999           71.7       $36        $853      $1,321           $(110) $(6)         $(37)     $2,057
Net income                                                              617                                            617
Other comprehensive income (loss)                                                      (110)                          (110)
                                                                                                                    ------
Total comprehensive income                                                                                             507
Cash dividends paid                                                    (128)                                          (128)
Issuance of shares under
  employee benefit plans,
  including tax benefit                .8                    49          (1)                   6                        54
Put option obligation                                        (7)                                                        (7)
Sale of shares                        1.6         1         146                                                        147
Purchase of shares                    (.1)                               (5)                                (1)         (6)
                                     ----       ---      ------      ------           ----- ----          ----      ------
Balance at December 31, 1999         74.0        37       1,041       1,804            (220)   0           (38)      2,624
Net income                                                              453                                            453
Other comprehensive income (loss)                                                       (47)                           (47)
                                                                                                                    ------
Total comprehensive income                                                                                             406
Cash dividends paid                                                    (127)                                          (127)
Issuance of shares under
  employee benefit plans,
  including tax benefit                .3                    57          (1)                                 6          62
Put option obligation                                         7                                                          7
Purchase of shares                   (6.0)       (3)       (112)       (302)                                (1)       (418)
Initial public offering and
  spin-off of subsidiary                                    272        (416)                                          (144)
Other-net                                                     1          (1)                                             0
                                     ----       ---      ------      ------           ----- ----          ----      ------
Balance at December 31, 2000         68.3        34       1,266       1,410            (267)   0           (33)      2,410

Net income                                                              169                                            169
Other comprehensive income (loss)                                                       (32)                           (32)
                                                                                                                    ------
Total comprehensive income                                                                                             137
Cash dividends paid                                                    (120)                                          (120)
Issuance of shares under
  employee benefit plans,
  including tax benefit               1.1         1          64          (2)                                (1)         62
Issuance of shares to trust            .3                    22                                            (22)          0
Purchase of shares                    (.2)                   (4)         (8)                                           (12)
Other-net                                                                (2)                                            (2)
                                     ----       ---      ------      ------           ----- ----          ----      ------
Balance at December 31, 2001         69.5       $35      $1,348      $1,447           $(299)  $0          $(56)     $2,475
                                     ====       ===      ======      ======           ===== ====          ====      ======


The Financial Review on pages 19 to 40 is an integral part of the consolidated financial statements.

FINANCIAL REVIEW
----------------
Dollars and shares in millions, except per share data (per share data assume dilution)

ACCOUNTING POLICIES
-------------------

Consolidation and Basis of Presentation
---------------------------------------
The consolidated financial statements include accounts of Eaton and all majority-owned subsidiaries and other controlled entities. The equity method of accounting is used for investments in associate companies and joint ventures where the Company has a 20% to 50% ownership interest. These associate companies and joint ventures are not material either individually, or in the aggregate, to Eaton's financial position, net income or cash flows.

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs). In the ordinary course of business, Eaton leases certain real properties, primarily sales and office facilities, and equipment, as described under "Lease Commitments" in the Financial Review. Transactions with related parties are in the ordinary course of business, are conducted on an arm's-length basis, and are not material to Eaton's financial position, net income or cash flows.

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

Depreciation and Amortization
-----------------------------
Depreciation and amortization are computed by the straight-line method for financial statement purposes. Cost of buildings is depreciated over forty years and machinery and equipment over principally three to ten years. Goodwill and intangible assets, primarily consisting of patents, trademarks and tradenames have been amortized over a range of five to forty years. Software is amortized over a range of three to five years.

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

SFAS No. 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. Upon adoption of the Statement on January 1, 2002, the provisions of SFAS No. 142 require discontinuance of amortization of goodwill and indefinite life intangible assets which were recorded in connection with previous business combinations. The adoption of SFAS No. 142 will result in an annual decrease in pretax amortization expense associated with goodwill and certain intangible assets of approximately $70.

Under SFAS No. 142, an impairment test will be required upon adoption and at least annually to determine potential write-downs of goodwill and indefinite life intangible assets. The Company does not expect to recognize an impairment charge upon adoption of this Statement. Eaton also does not plan to reclassify any intangible assets from goodwill upon adoption of the Statement.

In the third quarter of 2001, the FASB also issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise. The provisions of this Statement are effective January 1, 2002. The Company does not expect this Statement to have a material impact on its financial position, net income or cash flows.

Financial Instruments
---------------------
In the normal course of business, Eaton is exposed to fluctuations in foreign currencies, interest rates, and commodity prices. The Company uses various financial instruments, primarily foreign currency forward exchange contracts, interest rate swaps and commodity futures contracts to manage exposure to price fluctuations. Financial instruments used by Eaton are straightforward, non-leveraged, instruments for which quoted market prices are readily available from a number of independent services. Financial instruments are not bought and sold solely for trading purposes, except for nominal amounts authorized under limited, controlled circumstances (in 2001, resulted in an immaterial net gain). Credit loss from these instruments has never been experienced since the counterparties to the instruments are major international financial institutions with strong credit ratings and due to control over the limit of positions entered into with any one party.

Effective January 1, 2001, Eaton adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires all derivative financial instruments to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Accounting for the gain or loss resulting from the change in the financial instrument's fair value depends on whether it has been designated, and effective, as a hedge and, if so, on the nature of the hedging activity. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position, net income or cash flows. Eaton's accounting policies related to financial instruments under SFAS No. 133 are summarized below:

Fair value hedge -- Financial instruments can be designated as hedges of changes in the fair value of a recognized fixed-rate asset or liability, or a firm commitment to acquire an asset or liability. In these cases, the gain or loss from the hedge and the offsetting gain or loss from the hedged item are recognized immediately in net income.

Cash flow hedge -- Financial instruments can be designated as hedges of variable cash flows from a recognized variable-rate asset or liability, or a forecasted acquisition of an asset or liability. For these hedges, the effective portion of the gain or loss from the financial instrument is initially reported as a component of other comprehensive income in shareholders' equity and subsequently reclassified to net income when the forecasted transaction affects net income. The ineffective portion of the gain or loss from the financial instrument is immediately recognized in net income.

Foreign currency net investment hedge -- Financial instruments can be designated as hedges of the foreign currency exposure from a net investment in one of the Company's foreign operations. In these cases, the gain or loss from the hedge and the foreign currency gain or loss from the hedged net assets are reported as a component of other comprehensive income in shareholders' equity.

Foreign currency fair value hedge -- Financial instruments can be designated as hedges of the foreign currency exposure related to a recognized asset or liability, or a firm commitment to acquire an asset or liability. For these hedges, the gain or loss from the hedge and the offsetting foreign currency gain or loss from the hedged item are recognized immediately in net income.

Foreign currency cash flow hedge -- Financial instruments can be designated as hedges of the foreign currency exposure related to the cash flows associated with a recognized asset or liability, or a forecasted acquisition of an asset or liability. In these cases, the effective portion of the gain or loss from the financial instrument is initially reported as a component of other comprehensive income in shareholders' equity and subsequently reclassified to net income when the forecasted transaction affects net income. The ineffective portion of the gain or loss from the financial instrument is immediately recognized in net income.

Non-hedging financial instruments -- The gain or loss related to financial instruments that are not designated as hedges, are recognized immediately in net income.

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

Revenue Recognition
-------------------
Substantially all revenues are recognized when products are shipped to unaffiliated customers. Shipping and handling costs billed to customers are included in net sales and the related costs in cost of products sold.

The Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the SEC staff's views on application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 101.

Estimates
---------
Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Financial Presentation Changes
------------------------------
Certain amounts for prior years have been reclassified to conform to the current year presentation.

ACQUISITIONS OF BUSINESSES
--------------------------
The Company acquired businesses for a combined net cash purchase price of $35 in 2001, $115 in 2000 and $1,602 in 1999. All acquisitions were accounted for by the purchase method of accounting and, accordingly, the Statements of Consolidated Income include the results of the acquired businesses from the effective dates of acquisition.

In March 2001, Eaton completed the purchase of the remaining unowned 50% interest of Sumitomo Eaton Hydraulics Company (known as Eaton Fluid Power Ltd.), the former joint venture with Sumitomo Heavy Industries. This business manufactures a complete line of hydraulic motors under the Orbit and Orbitol brand names primarily for the Japanese mobile equipment market and has annualized sales of $76 in the Pacific region. The operating results of this business are reported in Business Segment Information in Fluid Power. During 2001, the Company also acquired the commercial clutch manufacturing assets of Transmisiones TSP, S.A. de C.V. in Mexico and completed the acquisition of the European portion of the vehicle mirror actuator business of Donnelley Corporation, located in Manorhamilton, Ireland.

In September 2000, the industrial cylinder business of International Motion Control Incorporated was acquired for $75. This business, which had 1999 sales of $63, manufactures industrial cylinders which are primarily used by machine and equipment builders to transfer and apply fluid power. The operating results of this business are reported in Business Segment Information in Fluid Power.

In April 1999, the Company acquired Aeroquip-Vickers, Inc. for $1,589. The operating results of this business are reported in Business Segment Information in Fluid Power. As a result of the acquisition of Aeroquip-Vickers, Eaton incurred acquisition integration costs related to Aeroquip-Vickers locations and employees. Acquisition integration costs not associated with the generation of future revenues, and which had no future economic benefit, were reflected as assumed liabilities in the purchase price allocation. Acquisition integration liabilities of $49 remained at December 31, 2000 and were substantially utilized in 2001.

SALES OF BUSINESSES AND CORPORATE ASSETS
----------------------------------------
The Company sold businesses, product lines and certain corporate assets for aggregate cash proceeds of $403 in 2001, $122 in 2000 and $544 in 1999.

The sales of businesses in 2001 included the Vehicle Switch/Electronics Division (VS/ED), the Air Conditioning and Refrigeration business, and certain assets of the Automotive and Truck segments. The sales of these businesses resulted in a net pretax gain of $61 ($22 after-tax, or $.30 per Common Share).

The sales of certain corporate assets and product lines in 2000 resulted in a net pretax gain of $22 ($14 after-tax or $.19 per Common Share).

Divestitures in 1999 included the sale of the Engineered Fasteners and Fluid Power divisions. The sales of these businesses, and adjustments related to businesses sold in prior periods, resulted in a net pretax gain of $340 ($198 after-tax, or $2.68 per Common Share). Substantially all of Vickers Electronic Systems was sold, which was acquired in the acquisition of Aeroquip-Vickers, resulting in no gain or loss.

The net gains on the sales of businesses in 2001 and 1999 were reported as a separate line item in the Statements of Consolidated Income and Business Segment Information. The net gain on the sales of corporate assets and product lines in 2000 was included in the Statements of Consolidated Income in Other income-net and in Business Segment Information in Corporate & other-net. The operating results of VS/ED and the businesses sold in 1999 are reported in Business Segment Information as Divested operations.

UNUSUAL CHARGES
---------------
2001 Charges
------------
In response to extraordinarily weak economic conditions in 2001, and to reduce fixed operating costs, Eaton undertook restructuring actions that were needed to help maintain a competitive advantage in the current economic environment. The Fluid Power segment incurred charges throughout the year associated with the ongoing integration of Aeroquip-Vickers and other recent business acquisitions. The Industrial & Commercial Controls segment announced a restructuring program in the second quarter and took charges in each subsequent quarter. The Truck segment announced a plan in the first quarter and recorded associated charges in every quarter of the year.

Restructuring actions in the Truck business consisted of $35 of workforce reductions for 1,038 employees and $20 of asset write-downs and plant consolidation and other expenses. The workforce reductions consisted of severance and other employee benefits for the elimination of salary positions within the organization and manufacturing personnel at the closed facilities. The Company completed the closure of manufacturing facilities in Hillsville, Virginia, and in Tipton, Gloucester and Aycliffe, United Kingdom, consolidating production to a facility in Gdansk, Poland, as well as completing the closure of the heavy-duty transmission plant in St. Nazaire, France.

Restructuring actions in the Industrial & Commercial Controls business consisted of $21 of workforce separation costs for the termination of 887 personnel, primarily manufacturing, and $9 of plant consolidation and other expenses.

In connection with the acquisition of businesses in the Fluid Power segment, Eaton incurred acquisition integration costs related to Eaton locations and employees. In accordance with generally accepted accounting principles, these costs were recorded as expense as incurred. Integration charges related to the acquisition of Aeroquip-Vickers and other recent acquisitions included $15 for plant consolidation and other expenses and $7 for workforce reductions. Workforce reductions include severance and other related employee benefits for the termination of 239 personnel.

Restructuring actions related to corporate staff consisted of $8 for workforce reductions, representing 10% of the corporate staff, as well as $4 for asset writedowns and other expenses. A corporate charge of $10 related to an arbitration was recorded in the second quarter of 2001. The arbitration award related to a contractual dispute over supply arrangements initiated in February 1999 against Vickers, Incorporated, a subsidiary of Aeroquip-Vickers, Inc., which was acquired by Eaton in April 1999.

2000 Charges
------------
Integration charges related to the acquisition of Aeroquip-Vickers consisted of $46 of plant consolidation and other expenses and $1 for workforce reductions. The workforce reduction charges consist of severance and other related employee benefits and included the termination of approximately 110 employees, primarily manufacturing personnel. The Company also incurred $5 of corporate charges related to the restructuring of certain functions.

1999 Charges
------------
Integration charges related to the acquisition of Aeroquip-Vickers included $21 for plant consolidation and other expenses. In addition, a $2 liability for workforce reductions, severance and other related employee benefits, was recorded and included the termination of 70 employees.

As part of the ongoing effort to restructure European operations in the Truck segment, a restructuring liability of $7 was recorded in 1999. This charge related to workforce reductions, severance and other related employee benefits, for the termination of 190 employees, primarily manufacturing personnel.

Summary of Unusual Charges
--------------------------
A summary of unusual charges recorded in each year follows:

                                             2001     2000    1999
                                             ----     ----    ----

Operational restructuring charges
  Fluid Power                               $  22     $ 47    $ 21
  Industrial & Commercial Controls             30
  Truck                                        55                7
Corporate                                      22        5       2
                                            -----     ----    ----
Pretax                                      $ 129     $ 52    $ 30
                                            =====     ====    ====
After-tax                                   $  86     $ 34    $ 20
Per Common Share                             1.21      .47     .27


The operational restructuring charges are included in the Statements of Consolidated Income in Income from operations and reduced operating profit of the related business segment. The corporate charges are included in the Statements of Consolidated Income in Income from operations, except for $11 in 2001, which primarily related to the arbitration award, which is included in the Statements of Consolidated Income in Other expense-net. All of the corporate charges are included in Business Segment Information in Corporate & other-net.

Restructuring Liabilities
-------------------------
Restructuring liabilities of $8 remained at December 31, 2000 related to prior restructuring actions and were fully utilized in 2001. A movement of the various components of charges related to 2001 restructuring actions are as follows:

                   Workforce reductions      Inventory &       Plant
                   --------------------      other asset   consolidation
                   Employees    Dollars      write-downs      & other      Total
                   ---------    -------      -----------   -------------   -----
2001 charges           2,310       $ 71          $ 20           $ 28        $119
Utilized in 2001      (1,966)       (50)          (20)           (26)        (96)
                       -----       ----          ----           ----        ----
Liabilities remaining
  at December 31, 2001   344       $ 21          $  0           $  2        $ 23
                       =====       ====          ====           ====        ====


DISCONTINUED OPERATIONS
-----------------------
On June 30, 2000, the Company's semiconductor equipment operations were reorganized into a wholly-owned subsidiary, Axcelis Technologies, Inc. (Axcelis). In July 2000, Axcelis completed an initial public offering (IPO) for the sale of 17.6% of its common stock. The net proceeds from the IPO were $349. On December 29, 2000 Eaton distributed its remaining interest in Axcelis to Eaton shareholders as a dividend (spin-off). The gain on the IPO of $272 was recorded as a direct increase to shareholders' equity. The spin-off was recorded as a direct reduction of shareholders' equity of $416.

The consolidated financial statements present the semiconductor equipment operations as a discontinued operation for 2000 and 1999. Operating results of discontinued operations are summarized as follows:

                                                  2000        1999
                                                 -----       -----
Net sales                                        $ 679       $ 397
Income before income taxes                       $ 132       $  20
Income taxes                                        42           6
                                                 -----       -----
Net income                                       $  90       $  14
                                                 =====       =====


DEBT AND OTHER FINANCIAL INSTRUMENTS
------------------------------------
At December 31, 2001, short-term debt was $58, which related to lines of credit of subsidiaries outside the United States. These subsidiaries have available lines of credit, primarily short-term, aggregating $119 from various banks worldwide.

Long-term debt, excluding the current portion, follows:

                                               2001      2000
                                               ----      ----
Variable rate notes due 2003 (3.08% at
  December 31, 2001 based on 3-month LIBOR
  plus 0.73%)                               $  150
6.95% notes due 2004                           250     $  250
1.62% Yen notes due 2006                        38
8% debentures due 2006
  ($80 converted to floating rate of
     4.9% by interest rate swap)                86         86
8.9% debentures due 2006
  (converted to floating rate of 5.9% by
     interest rate swap)                       100        100
6% Euro 200 million notes due 2007
  (converted to floating rate of 4.1% by
     interest rate swap)                       177        186
8.1% debentures due 2022                       100        100
7-5/8% debentures due 2024                      66         66
6-1/2% debentures due 2025
  (due 2005 at option of debenture holders)    145        145
7.875% debentures due 2026                      82         82
7.65% debentures due 2029
  ($100 converted to floating rate of
     3.3% by interest rate swap)               200        200
6.4% to 7.6% medium-term notes due at
  various dates ranging from 2002 to 2018      131        157
Commercial paper
  ($100 converted to fixed rate of
     3.7% by interest rate swap)               630        900
Other                                           97        175
                                            ------     ------
                                            $2,252     $2,447
                                            ======     ======


The Company has multi-year credit facilities of $900, $500 of which expires in May 2003 and $400 expires in April 2005. Commercial paper of $630 is classified as long-term debt because Eaton intends, and has the ability under this agreement, to refinance these notes on a long-term basis.

The Company has entered into interest rate and currency swaps to manage interest rate and foreign currency risk. A summary of these instruments outstanding at December 31, 2001, excluding certain immaterial instruments, follows (currency in millions):



                                             Interest rates(b)
                           Hedge   Notional  ----------------- Floating interest
                           type     amount    Receive   Pay      rate basis
                        ---------  --------   -------  -----   -----------------
Interest rate swaps (a)
-----------------------
Fixed to floating       Fair value     $ 80      8.0%    4.9%   6 month LIBOR +
                                                                 2.9%

Fixed to floating       Fair value     $100      8.9     5.9    6 month LIBOR +
                                                                 3.9%

Fixed to floating       Fair value     $100     7.65     3.3    6 month LIBOR +
                                                                 1.35%

Floating to fixed       Cash flow      $100      2.0     3.7    3 month LIBOR
  (matures in September 2002)

Fixed EUR to floating  Fair value   EUR 200      6.0     4.1    6 month EURIBOR +
 EUR                                                             0.54%


Currency swaps
--------------
Floating EUR to floating $   n/a     EUR 50      4.1     3.2   6 month EURIBOR +
   (matures in 2007)                                             0.54%/
                                                               6 month USD LIBOR+
                                                                 0.63%

Floating $ to floating Yen   Net  Yen 6,223      2.2     0.4  6 month USD LIBOR/
    (matures in May 2002)   investment                        6 month JPY LIBOR+
                                                              0.3%


a The maturity of the swaps correspond with the maturity of the hedged item as noted in the long-term debt table, unless otherwise indicated.
b    Interest rates are as of year-end 2001.

The weighted-average interest rate on short-term borrowings, including commercial paper classified as long-term debt, was 3.3% at December 31, 2001, excluding the effect of the related interest rate swap, and 6.6% at December 31, 2000. The rate was 3.4% at the end of 2001 including the effect of the related interest rate swap.

Aggregate mandatory annual maturities of long-term debt are as follows: 2002, $130; 2003, $386; 2004, $256; 2005, $417; and 2006, $225.

Interest capitalized as part of the acquisition or construction of major fixed assets was $12 in 2001, $22 in 2000 and $21 in 1999. Interest paid was $175 in 2001, $205 in 2000 and $163 in 1999.

The carrying values of cash, marketable investments and short-term debt in the Consolidated Balance Sheet approximate their estimated fair values. The estimated fair values of other financial instruments outstanding are as follows:


                                     2001                         2000
                         --------------------------   --------------------------
                         Notional   Carrying   Fair   Notional   Carrying   Fair
                          amount    amount    value    amount    amount    value
                         --------   -------   -----   --------  --------   -----
Long-term debt, current
  portion of long-term
  debt & foreign
  currency principal swaps          $(2,382) $(2,514)            $(2,557) $(2,621)
Commodity contracts          $ 14         a        a        $9         b        a
Foreign currency forward
  exchange contracts          122        (5)     (11)      271         6        7
Interest rate swaps
  Fixed to floating           509        10       10       436         b       20
  Floating to floating         92         a        a       100         b        a
  Floating to fixed           113        (3)      (3)       13         b        a

a    Balance less than $1.
b    Not applicable prior to adoption of SFAS No. 133 in 2001.

The estimated fair values of financial instruments are principally based on quoted market prices. The fair value of foreign currency forward exchange contracts, which primarily relate to the Euro and Yen and which mature in 2002, and foreign currency principal and interest rate swaps are estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

RETIREMENT BENEFIT PLANS
------------------------
The Company has defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. In the event of a change in control of Eaton, excess pension plan assets of North American operations may be dedicated to funding of health and welfare benefits of employees and retirees.

Components of plan obligations and assets and the recorded asset (liability) of continuing operations are as follows:

                                                          Other postretirement
                                  Pension benefits             benefits
                                  ----------------       --------------------
                                    2001      2000          2001      2000
                                    ----      ----          ----      ----
Projected benefit obligation
  at beginning of year           $(1,762)  $(1,754)        $(827)    $(835)
Service cost                         (61)      (63)          (14)      (16)
Interest cost                       (124)     (119)          (62)      (60)
Actuarial (loss) gain               (128)       (7)          (72)       19
Benefits paid                        213       160            79        67
Effect of translation                 14        29
Other                                 (8)       (8)            2        (2)
                                 -------   -------         -----     -----
Projected benefit obligation
  at end of year                 $(1,856)  $(1,762)        $(894)    $(827)
                                 -------   -------         -----     -----

Fair value of plan assets at
  beginning of year              $ 2,209   $ 2,386
Actual return on plan assets        (183)      (24)
Employer contributions                37        28          $ 80     $  65
Benefits paid                       (213)     (160)          (79)      (67)
Effect of translation                (11)      (24)
Other                                 (3)        3            (1)        2
                                 -------   -------         -----     -----


Fair value of plan assets at
  end of year                    $ 1,836   $ 2,209         $   0     $   0
                                 -------   -------         -----     -----
Benefit obligations with
  no plan assets                 $  (107)  $  (115)        $(894)    $(827)
Benefit obligations
  less than plan assets               87       562
Unrecognized
  Net loss (gain)                    333      (213)          190       128
  Prior service cost                  33        35            (2)       (9)
Other                                  1        (2)            7
                                 -------   -------         -----     -----
Recorded asset (liability)       $   347   $   267         $(699)    $(708)
                                 =======   =======         =====     =====

Amounts recognized in the balance sheet consist of:
  Accrued asset                  $   430   $   372
  Accrued liability                 (121)     (115)        $(699)    $(708)
  Intangible asset                     7        10
  Accumulated other comprehensive
    income                            31
                                 -------   -------         -----     -----
Net amount recognized            $   347   $   267         $(699)    $(708)
                                 =======   =======         =====     =====


The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $286, $250, and $132, respectively, as of the end of 2001 and comparable amounts as of December 31, 2000 were $281, $247 and $136.

The components of net periodic benefit income (cost) of continuing operations are as follows:

                                         Pension benefits
                                    --------------------------
                                     2001      2000      1999
                                     ----      ----      ----
Service cost                        $ (61)    $ (63)    $ (67)
Interest cost                        (124)     (119)     (108)
Expected return on plan assets        213       200       179
Other                                   6         6        (3)
                                    -----     -----     -----
                                       34        24         1
Curtailment loss                       (3)       (2)       (5)
Settlement gain                        21        18        18
                                    -----     -----     -----
                                    $  52     $  40     $  14
                                    =====     =====     =====


                                 Other postretirement benefits
                                 -----------------------------
                                     2001      2000      1999
                                     ----      ----      ----
Service cost                        $ (14)    $ (16)    $ (15)
Interest cost                         (62)      (60)      (54)
Net amortization                        3                  (3)
                                    -----     -----     -----
                                      (73)      (76)      (72)
Curtailment gain                                  1         1
Settlement loss                                            (4)
                                    -----     -----     -----
                                    $ (73)    $ (75)    $ (75)
                                    =====     =====     =====


Actuarial assumptions used in the calculation of the recorded asset (liability) are as follows:

                                           2001      2000
                                           ----      ----
Discount rate                              7.25%     7.75%
Return on pension plan assets             10.00%    10.00%
Rate of compensation increase              4.00%     4.75%
Projected health care cost trend rate      8.00%     6.00%
Ultimate health care trend rate            5.00%     5.50%
Year ultimate health care trend rate
  is achieved                              2007      2001


Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:


                         1% Increase       1% Decrease
                         -----------       -----------
2001 benefit cost               $  2             $  (2)
Recorded liability
  at December 31, 2001            33               (29)


The Company also has various defined-contribution benefit plans, primarily consisting of the Eaton Savings Plan (ESP) (formerly known as Eaton Share Purchase and Investment Plan (SPIP)) and the Aeroquip-Vickers Savings and Profit-Sharing Plan. Total contributions related to these plans charged to expense were $40 in 2001, $72 in 2000, and $34 in 1999.

PROTECTION OF THE ENVIRONMENT
-----------------------------
The Company has established policies to ensure that its operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. For example, each manufacturing facility has a person responsible for environmental, health and safety (EHS) matters. All of Eaton's manufacturing facilities are becoming certified under ISO 14001, an international standard for environmental management systems. The Company routinely reviews EHS performance at each of its facilities and continuously strives to improve pollution prevention at its facilities.

As a result of past operations, Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites.

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2001 and 2000, the Consolidated Balance Sheet included a liability for these costs of $62 and $58, respectively. With regard to some of the matters included in the liability, Eaton has rights of recovery from non-affiliated parties for a portion of these estimated costs.

Based upon the Company's analysis and subject to the difficulty in estimating these future costs, Eaton expects that any sum it may be required to pay in connection with environmental matters is not reasonably likely to exceed the liability by an amount that would have a material adverse effect on its financial position, net income or cash flows. All of these estimates are forward-looking statements and, given the inherent uncertainties in evaluating environmental exposures, actual results can differ from these estimates.

CONTINGENCIES
-------------
The Company is subject to various investigations, claims, legal and administrative proceedings, covering a wide range of matters that arise in the ordinary course of business activities. Any liability that may result from these proceedings is not expected to have a material adverse effect on Eaton's financial position, net income or cash flows.

SHAREHOLDERS' EQUITY
--------------------
There are 300 million Common Shares authorized ($.50 par value per share). At December 31, 2001, there were 11,193 holders of record of Common Shares. Additionally, approximately 25,000 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP)(formerly known as the Eaton Corporation 401(k) Savings Plan & Trust) and the Aeroquip-Vickers Savings & Profit Sharing Plan.

The Company has plans which permit certain employees and directors to defer a portion of their compensation. Eaton has deposited $51 of Common Shares and marketable securities into a trust to fund a portion of these liabilities. The marketable securities are included in other assets and the Common Shares are included in shareholders' equity.

Stock Options
-------------
Stock options have been granted to certain employees, under various plans, to purchase Common Shares at prices equal to fair market value as of the date of grant. Historically, the majority of these options vest ratably during the three-year period following the date of grant and expire ten years from the date of grant.

During 1998 and 1997, the Company granted special performance-vested stock options with a ten-year vesting term in lieu of more standard employee stock options. These options have a provision for accelerated vesting when Eaton achieves certain net income and Common Share price targets. If the targets are not achieved, these options become exercisable ten days before the expiration of their ten-year term. As of December 31, 2001, 2.3 special performance-vested stock options were outstanding of which .9 were exercisable.

A summary of stock option activity follows:

                              2001             2000             1999
                        ---------------  ---------------  ----------------
                        Average          Average           Average
                          price            price             price
                            per              per               per
                         option  Options  option  Options    option Options
                         ------  ------   ------  -------    ------  ------
Outstanding, January 1   $57.30    10.2   $65.89     8.7    $61.46     7.5
Granted                   72.98     1.2    71.90     1.5     74.53     2.2
Exercised                 42.63    (1.0)   33.76     (.3)    44.95     (.8)
Canceled                  67.05     (.5)   83.05     (.6)    75.12     (.2)
                                   ----             ----              ----


Options outstanding before
  spin-off of Axcelis                      66.89     9.3    $65.89     8.7
                                                                      ====
Cancellation of options
  of Axcelis employees                     72.39     (.5)
Adjustment for spin-off
  of Axcelis                                         1.4
                                   ----             ----
Outstanding, December 31 $60.12     9.9   $57.30    10.2
                                   ====             ====

Exercisable, December 31 $55.54     6.1   $51.51     5.8    $55.39     4.6
Reserved for future
  grants, December 31               1.4              2.0               2.4


The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                 Weighted-     Weighted-               Weighted-
                                   average       average                 average
Range of exercise                remaining      exercise                exercise
prices per           Options   contractual     price per      Options  price per
option           outstanding   life (years)       option  exercisable     option
---------------  -----------   ------------    ---------  -----------  ---------
$29.34 - $39.99           .5            .9        $32.72           .5     $32.72
$40.00 - $49.99          2.0           3.2         45.64          2.0      45.64
$50.00 - $59.99           .1           7.8         57.50           .1      56.78
$60.00 - $69.99          5.0           6.5         61.77          2.9      61.79
$70.00 - $79.99          2.1           7.8         74.38           .5      75.45
$80.00 - $88.41           .2           7.2         86.33           .1      87.65
                         ---                                      ---
                         9.9                                      6.1
                         ===                                      ===


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". If Eaton accounted for its stock options under the fair value method of SFAS No. 123, net income and net income per Common Share would have been as indicated below:


                                          2001     2000     1999
                                          ----     ----     ----
Net income
  As reported                            $ 169    $ 453    $ 617
  Assuming fair value method               153      435      602

Net income per Common Share assuming
  dilution
    As reported                          $2.39    $6.24    $8.36
    Assuming fair value method            2.17     5.99     8.16
Net income per Common Share basic
  As reported                            $2.43    $6.31    $8.51
  Assuming fair value method              2.21     6.06     8.30

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                  2001              2000              1999
                                  ----              ----              ----
Dividend yield                     2.5%                3%                3%
Expected volatility                 26%               23%               21%
Risk-free interest rate      3.7% to 5%        6% to 6.8%      4.7% to 6.1%
Expected option life in years         4            4 or 5            4 or 5
Weighted-average per
  share fair value of
  options granted
  during the year                $15.71            $15.47            $12.99


Preferred Share Purchase Rights
-------------------------------
In 1995, the Company declared a dividend of one Preferred Share Purchase Right for each outstanding Common Share. The Rights become exercisable only if a person or group acquires, or offers to acquire, 20% or more of Eaton's Common Shares. The Company is authorized to reduce the 20% threshold for triggering the Rights to not less than 10%. The Rights expire on July 12, 2005, unless redeemed earlier at one cent per Right.

When the Rights become exercisable, the holder of each Right, other than the acquiring person, is entitled (1) to purchase for $250, one one-hundredth of a Series C Preferred Share, (2) to purchase for $250, that number of Eaton's Common Shares or common stock of the acquiring person having a market value of twice that price, or (3) at the option of the Company, to exchange each Right for one Common Share or one one-hundredth of a Preferred Share.

Comprehensive Income (Loss)
---------------------------
The components of accumulated other comprehensive income (loss) as reported in the Statement of Consolidated Shareholders' Equity are as follows:


                                     Unrealized  Deferred    Minimum
                           Foreign   gain (loss)     gain    pension
                          currency on available  (loss)on  liability
                       translation     for sale cash flow     adjust-
                       adjustments   investments   hedges       ment   Total
                       -----------   ---------- ---------  ---------   -----
Balance at January 1,
  1999                       $(107)         $(3)      $ 0       $  0   $(110)
1999 adjustment, net
  of income taxes             (116)           3                         (113)
Recognition in income of
  adjustment related to
  divested businesses            3                                         3
                             -----          ---       ---       ----   -----
Balance at December 31,
  1999                        (220)           0         0          0    (220)
2000 adjustment, net of
  income taxes                 (47)          (4)                         (51)
Adjustment for spin-off of
  Axcelis                        4                                         4
                             -----          ---       ---       ----   -----
Balance at December 31,
  2000                        (263)          (4)        0          0    (267)
2001 adjustment, net of
  income taxes                 (20)           5        (5)       (21)    (41)
Recognition in income of
  adjustment related to
  divested businesses            9                                         9
                             -----          ---       ---       ----   -----

                                    PAGE 33

Balance at December 31,
  2001                      $(274)         $ 1       $(5)      $(21)  $(299)
                            =====          ===       ===       ====   =====


INCOME TAXES
------------
For financial statement reporting purposes, income from continuing operations before income taxes, based on the geographic location of the operation to which such earnings are attributable, is summarized below. Certain foreign operations are branches of Eaton and are, therefore, subject to United States as well as foreign income tax regulations. As a result, pretax income by location and the components of income tax expense by taxing jurisdiction are not directly related.


                                            Income from continuing
                                        operations before income taxes
                                        ------------------------------

                                              2001    2000    1999
                                              ----    ----    ----
United States                                 $192    $417    $773
Non-United States                               95     135     173
Write-off of foreign currency translation
 adjustments related to divested businesses     (9)             (3)
                                              ----    ----    ----
                                              $278    $552    $943
                                              ====    ====    ====

Income tax expense of continuing operations follows:

                                              2001    2000    1999
                                              ----    ----    ----
Current
  United States
    Federal                                   $(30)   $ 85    $223
    State & local                                9      19      13
  Non-United States                             59      51      51
                                              ----    ----    ----
                                                38     155     287
Deferred
  United States Federal                         77      28      30
  Non-United States
    Change in valuation allowance                       (8)
    Operating loss carryforwards                         2      17
    Other                                       (6)     12       6
                                              ----    ----    ----
                                                71      34      53
                                              ----    ----    ----
                                              $109    $189    $340
                                              ====    ====    ====


Reconciliations of income taxes of continuing operations at the United States Federal statutory rate to the effective income tax rate follow:

                                            2001     2000     1999
                                            ----     ----     ----
Income taxes at the United States
  statutory rate                            35.0%    35.0%    35.0%
State & local income taxes                   3.0      2.7       .6
Amortization of goodwill & intangible
  assets                                     4.8      2.6      1.3
Adjustment of worldwide tax liabilities       .3      5.0      1.3
Possessions credit related to Puerto
  Rican operations                         (14.9)    (8.4)    (3.2)
Credit for increasing research activities   (6.9)    (3.2)     (.9)

                                    PAGE 34


Effective income tax rate differential
 related to:
    Sales of businesses                      6.4               2.5
    Foreign source income                   10.6      1.2      1.5
    Earnings of consolidated subsidiaries
      and associate companies outside the
      United States                         (1.7)    (3.5)    (2.2)
Other-net                                    2.8      2.8       .2
                                            ----     ----     ----
                                            39.4%    34.2%    36.1%
                                            ====     ====     ====

Significant components of current and long-term deferred income taxes of continuing operations follow:

                                    Current  Long-term   Long-term
                                     assets     assets  liabilities
                                    -------  ---------  -----------
2001
Accruals & other adjustments
  Employee benefits                    $ 56                 $ 167
  Depreciation & amortization                                (436)
  Other                                  89       $ (3)        26
Operating loss carryforwards                        49         12
Other items                               8         12         38
Valuation allowance                                (48)       (39)
                                       ----       ----      -----
                                       $153       $ 10      $(232)
                                       ====       ====      =====
2000
Accruals & other adjustments
  Employee benefits                    $ 59                 $ 195
  Depreciation & amortization                     $ (8)      (451)
  Other                                  81                    65
Operating loss carryforwards              3         47          3
Other items                               7         14         26
Valuation allowance                      (3)       (47)       (27)
                                       ----       ----      -----
                                       $147       $  6      $(189)
                                       ====       ====      =====


At December 31, 2001, certain of Eaton's non-United States subsidiaries had operating loss carryforwards aggregating $168 that are available to offset future taxable income. Carryforwards of $60 have no expiration dates and the balance expires at various dates from 2002 through 2011. The Company has estimated foreign tax credit carryforwards of $38 available to offset future income taxes. A valuation allowance has been recorded for substantially all of these assets.

The Company has manufacturing facilities in Puerto Rico which operate under United States tax law incentives that will no longer be available after 2005.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $736 at December 31, 2001, since the earnings retained have been reinvested by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

Worldwide income tax cash flows were a refund of $11 in 2001, and payments of $210 in 2000 and $169 in 1999.

The Internal Revenue Service (IRS) has asserted Eaton owes additional taxes and interest for 1993 relating to the treatment of transactions involving company-owned life insurance. A similar issue exists for 1994-1998. The Company strongly disagrees with the IRS and is vigorously contesting the matter. Management believes resolution of this matter will not have a material adverse effect on Eaton's financial position, net income or cash flows.

OTHER INFORMATION
-----------------

Assets
------
Accounts receivable are net of an allowance for doubtful accounts of $20 at the end of 2001 and $24 at the end of 2000.

The components of inventories follow:

                                              2001       2000
                                              ----       ----
Raw materials                                $ 260      $ 310
Work in process                                217        290
Finished goods                                 238        311
                                             -----      -----
Inventories at FIFO                            715        911
Excess of current cost over LIFO cost          (34)       (39)
                                             -----      -----
Net inventories                              $ 681      $ 872
                                             =====      =====


Gross inventories accounted for using the LIFO method were $440 at the end of 2001 and $568 at the end of 2000.

Accumulated amortization of goodwill and intangible assets was $316 and $163 at the end of 2001 and $277 and $159 at the end of 2000, respectively.

Eaton has company-owned life insurance policies insuring the lives of a portion of active United States employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. At December 31, 2001 and 2000, the investment in the policies included in other assets was $66 and $33, net of policy loans of $403 and $405, respectively. Net life insurance expense of $3 in 2001, $6 in 2000 and $8 in 1999, including interest expense of $41 in 2001, $35 in 2000 and $32 in 1999, is included in selling and administrative expense.

Lease Commitments
-----------------
The Company leases certain real properties, primarily sales and office facilities, and equipment. Minimum rental commitments for 2002 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are $81 and decline substantially thereafter.

Rental expense was $113 in 2001, $118 in 2000 and $108 in 1999.

Net Income per Common Share
---------------------------
The calculation of net income per Common Share assuming dilution and basic follows:


                                                 2001     2000     1999
                                                 ----     ----     ----
Net income                                      $ 169    $ 453    $ 617
                                                =====    =====    =====
Average number of Common Shares
  outstanding assuming dilution                  70.5     72.6     73.7
Less dilutive effect of stock options             1.1       .8      1.2
                                                -----    -----    -----
Average number of Common Shares
  outstanding basic                              69.4     71.8     72.5
                                                =====    =====    =====
Net income per Common Share
  assuming dilution
    Continuing operations                       $2.39    $5.00    $8.17
    Discontinued operations                               1.24      .19
                                                -----    -----    -----
                                                $2.39    $6.24    $8.36
                                                =====    =====    =====
Net income per Common Share
  basic
    Continuing operations                       $2.43    $5.06    $8.31
    Discontinued operations                               1.25      .20
                                                -----    -----    -----
                                                $2.43    $6.31    $8.51
                                                =====    =====    =====


Employee stock options to purchase 2.2 Common Shares in 2001, 6.0 in 2000 and
1.5 in 1999 were outstanding but were not included in the computation of net income per Common Share assuming dilution, since they would have had an antidilutive effect on earnings per share.

BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
---------------------------------------------------
Eaton is a global diversified manufacturer that is a leader in fluid power systems; electrical power quality, distribution and control; automotive engine air management and fuel economy; and intelligent truck systems for fuel economy and safety. Major products included in each segment and other information follows.

Fluid Power
-----------
All pressure ranges of hose, fittings, adapters, couplings and other fluid power connectors; hydraulic pumps, motors, valves, cylinders, power steering units, transaxles and transmissions; electronic and hydraulic controls; electric motors and drives; filtration products and fluid-evaluation products and services; aerospace products and systems -- hydraulic and electrohydraulic pumps, motors, electric motor pumps, hydraulic motor driven generators and integrated system packages, hydraulic and electromechanical actuators, flap and slat systems, nose wheel steering systems, cockpit controls, power and load management systems, sensors, fluid debris monitoring products, illuminated displays, integrated displays and panels, relays and valves; clutches and brakes for industrial machines; golf grips and precision molded and extruded plastic products

Industrial & Commercial Controls
--------------------------------
To control and protect electric motors -- drives, contactors, starters, and other motor control products; for position sensing -- a wide range of sensors; to control machine logic -- automation personal computers and programmable logic controllers; to permit human interface with machines -- a full range of operator interface hardware and software; to manage distribution of electricity in homes, businesses and industrial facilities -- vacuum interrupters, a wide range of circuit breakers and a variety of power distribution and control assemblies and components; to support customer power and control system requirements -- engineering systems and diagnostic and support services; for commercial and military applications -- thermal circuit breakers and power control and conversion equipment

Automotive
----------
Valvetrain systems, intake and exhaust valves, lash compensation lifters and lash adjusters, cylinder heads, superchargers, limited slip and locking differentials, transmission dampers, precision gear forgings, air control valves, climate controls, engine sensors and controls, mirror actuators, transmission controls, speed-sensitive steering systems, on-board vapor recovery valves, check valves, fuel level sensors and pressure control valves

Truck
-----
Heavy-, medium-, and light-duty mechanical transmissions, heavy-duty automated transmissions, heavy- and medium-duty clutches, gears and shafts, traction control systems, transfer boxes, power take-off units, splitter boxes, gearshift mechanisms, transmissions for off-highway construction equipment, and collision warning systems

Other Information
-----------------
The principal markets for Fluid Power, Automotive and Truck are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks, passenger cars, off-highway vehicles, industrial equipment and aerospace products and systems. These original equipment manufacturers are generally concentrated in North America and Europe; however, sales are made globally. Most sales of these products are made directly to such manufacturers.

The principal markets for Industrial & Commercial Controls are industrial, construction, commercial, automotive and government customers. These customers are generally concentrated in North America; however, sales are made globally. Sales are made directly by the Company and indirectly through distributors and manufacturers' representatives to such customers.

No single customer represented more than 10% of net sales of continuing operations in 2001, 2000 or 1999. Sales from ongoing United States and Canadian operations to customers in foreign countries were $520 in 2001, $599 in 2000 and $625 in 1999 (7% of sales in 2001, 7% in 2000 and 8% in 1999).

The accounting policies of the segments are generally the same as the policies described under "Accounting Policies" in the Financial Review, except that inventories and related cost of products sold of the segments are accounted for using the FIFO method and operating profits only reflect the service cost component related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties.

Identifiable assets exclude general corporate assets, which principally consist of cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.


Business Segment Information

                                                  2001    2000    1999
                                                  ----    ----    ----
Net sales
  Fluid Power                                   $2,507  $2,607  $2,036
  Industrial & Commercial Controls               2,199   2,421   2,274
  Automotive                                     1,479   1,502   1,495
  Truck                                          1,029   1,456   1,630
                                                ------  ------  ------
Total ongoing operations                         7,214   7,986   7,435
Divested operations                                 85     323     570
                                                ------  ------  ------
Total net sales                                 $7,299  $8,309  $8,005
                                                ======  ======  ======

Operating profit (loss)
  Fluid Power                                   $  183  $  235  $  177
  Industrial & Commercial Controls                 163     251     181
  Automotive                                       194     214     211
  Truck                                            (64)    107     235
                                                ------  ------  ------
Total ongoing operations                           476     807     804

Divested operations                                  6       8      66
Amortization of goodwill & other
  intangible assets                                (94)    (95)    (86)
Interest expense-net                              (142)   (177)   (152)
Gain on sales of businesses                         61             340
Corporate & other-net                              (29)      9     (29)
                                                ------  ------  ------
Income from continuing operations before
  income taxes                                     278     552     943
Income taxes                                       109     189     340
                                                ------  ------  ------
Income from continuing operations                  169     363     603
Income from discontinued operations                         90      14
                                                ------  ------  ------
Net income                                      $  169  $  453  $  617
                                                ======  ======  ======

Income from continuing operations before income taxes was reduced by unusual items as follows:

Fluid Power                                     $   22  $   47  $   21
Industrial & Commercial Controls                    30
Truck                                               55               7
Corporate                                           22       5       2



                                                    2001    2000    1999
                                                    ----    ----    ----
Identifiable assets
  Fluid Power                                     $1,345  $1,518  $1,504
  Industrial & Commercial Controls                 1,016   1,099   1,109
  Automotive                                         781     816     802
  Truck                                              651     710     767
                                                  ------  ------  ------
Total ongoing operations                           3,793   4,143   4,182

Goodwill                                           1,902   1,985   1,810
Intangible assets                                    533     553     595
Corporate                                          1,418   1,215   1,160
Divested operations                                          284     264
Net assets of discontinued operations                                331
                                                  ------  ------  ------
Total assets                                      $7,646  $8,180  $8,342
                                                  ======  ======  ======

Expenditures for property, plant & equipment
  Fluid Power                                     $   61  $   95  $  118
  Industrial & Commercial Controls                    54      71      76
  Automotive                                          96      96      92
  Truck                                               64      81     120
                                                  ------  ------  ------
Total ongoing operations                             275     343     406
Corporate                                             17      28      34
Divested operations                                    3      15      40
                                                  ------  ------  ------
Total expenditures for property, plant &
  equipment                                       $  295  $  386  $  480
                                                  ======  ======  ======
Depreciation of property, plant & equipment
  Fluid Power                                     $   96  $   97  $   78
  Industrial & Commercial Controls                    72      74      73
  Automotive                                          66      65      66
  Truck                                               56      57      51
                                                  ------  ------  ------
Total ongoing operations                             290     293     268
Corporate                                             23      21      26
Divested operations                                           14      22
                                                  ------  ------  ------
Total depreciation of property, plant &
  equipment                                       $  313  $  328  $  316
                                                  ======  ======  ======


Geographic Region Information

                               Ongoing operations
                           --------------------------
                                               Long-
                           Net    Operating    lived
                           sales  profit       assets*
                           -----  ---------    ------
2001
United States             $5,677      $ 414    $1,419
Canada                       177         11        15
Europe                     1,108         (5)      322
Latin America                406         37       203
Pacific Region               310         19        91
Eliminations                (464)
                          ------     ------    ------
                          $7,214     $  476    $2,050
                          ======     ======    ======

2000
United States             $6,483     $  679    $1,532
Canada                       182         15        14
Europe                     1,232         46       352
Latin America                412         47       193
Pacific Region               253         20        79
Eliminations                (576)
                          ------     ------    ------
                          $7,986     $  807    $2,170
                          ======     ======    ======
1999
United States             $6,067     $  703    $1,584
Canada                       172         12        11
Europe                     1,171         61       335
Latin America                358         29       182
Pacific Region               213         (1)       74
Eliminations                (546)
                          ------     ------    ------
                          $7,435     $  804    $2,186
                          ======     ======    ======

*Long-lived assets consist of property, plant, and equipment-net.

Operating profit was reduced by unusual items as follows:

                            2001       2000      1999
                            ----       ----      ----
United States             $   67     $   42    $   21
Europe                        37          4         7
Latin America                  2          1
Pacific Region                 1

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollar amounts in millions, except for per share data (per share data assume dilution)

Overview
--------
2001 was an exceptionally challenging year for Eaton. Market conditions weakened as the year progressed and, exacerbated by effects of the September 11th terrorist attacks, caused difficult operating conditions in most of the Company's businesses. Worldwide net sales of continuing operations were $7,299 in 2001, which declined about 10% from 2000 excluding the impact on sales of the divestiture of the Vehicle Switch/Electronics Division in 2001. During the second half of 2001, sales in international markets were also negatively affected by weaker economic conditions, which trailed the U.S. economy with the normal six-month lag.

Income from continuing operations was $169 in 2001 ($2.39 per Common Share), down from $363 in 2000 ($5.00 per share). Before unusual items in both years, income from continuing operations was $233 in 2001 ($3.30 per share), down 39% from $383 in 2000 ($5.28 per share). Unusual items, reported in both years, include acquisition integration and restructuring charges and gains on sales of businesses and corporate assets. In the face of the weakening worldwide economy, the Company's business breadth paid off in 2001. Solid performances by the Fluid Power, Industrial & Commercial Controls and Automotive segments mitigated operating losses in the Truck segment, which reflected the extraordinarily difficult conditions in that business during 2001.

In this difficult environment, Eaton's results were aided by early decisions to resize those operations requiring attention. Eaton incurred $119 of restructuring charges in 2001, which are expected to deliver $100 of savings in 2002. An additional $55 of restructuring actions will be initiated in early 2002 in the Truck, Fluid Power and Industrial & Commercial Controls segments. The majority of these costs will be incurred in the first quarter and the Company expects these additional actions to produce approximately $30 of additional savings in 2002.

Throughout 2001, Eaton continued to focus on strengthening the balance sheet. The net debt to total capital ratio at the end of 2001 was below 47%, compared to 55% in 2000, primarily a result of repaying $564 of debt during 2001, and the $185 increase in cash and short-term investments during the year.

2001 Compared to 2000 - Continuing Operations
---------------------------------------------

Results of Operations
---------------------
Net sales of continuing operations in 2001 were $7,299, a decrease of 12% from 2000. Excluding the impact on sales from the divestiture of the Vehicle Switch/Electronics Division in 2001, sales from ongoing operations declined 10% for the year. Sales of the Fluid Power segment were $2,507 in 2001, 4% below 2000, while sales of the Industrial & Commercial Controls segment of $2,199 were down 9% from 2000. The Automotive segment reported sales of $1,479 in 2001, which were down only 2% from 2000. Truck segment sales fell to $1,029, 29% below 2000, representing the largest segment decline across the Company.

Net sales in the United States and Canada decreased 12% in 2001 to $5,854, primarily the result of current weak economic conditions. In 2001, sales in Europe fell 10% to $1,108, as the European economy weakened as well. Sales in the United States and Europe also were lower due to the divestiture in the first quarter of 2001 of the Vehicle Switch/Electronics Division that had sales of $323 in 2000. Sales in Latin America were $406, down 1% from the prior year. Sales in the Pacific region increased 23% to $310, primarily due to the acquisition of the remaining unowned 50% interest in Sumitomo Eaton Hydraulics Company.

In response to the weakening global business environment in early 2001, and the anticipated delay in recovery of the economy and Eaton's end markets until the second half of 2002, the Company took restructuring actions in 2001 to help maintain a competitive advantage in the current economic environment and reduce structural costs across its businesses. Restructuring charges in 2001 totaled $119, including $55 related to the Truck business, $30 for the Industrial & Commercial Controls business, and $22 for actions to continue the integration of the former Aeroquip-Vickers operations and other recent acquisitions within Fluid Power. Restructuring charges in 2001 for reductions in corporate staff and other actions were $12. A charge of $10 was also recorded in 2001 related to an arbitration award in connection with a contractual dispute over supply arrangements associated with a subsidiary of Eaton. The arbitration award resulted from a legal action initiated in February 1999 against Vickers Inc., part of Aeroquip-Vickers Inc., which was acquired by Eaton in April 1999.

All restructuring charges and other unusual pretax charges totaled $129 in 2001 ($86 after-tax, or $1.21 per Common Share), compared to similar pretax charges of $52 in 2000 ($34 after-tax, or $.47 per share). Unusual charges for 2000 included operational restructuring charges of $47 related to the Fluid Power business segment and $5 for actions to restructure corporate staff. The operational restructuring charges in 2001 and 2000 are included in the Statements of Consolidated Income in Income from operations and reduced operating profit of the related business segment. The corporate charges are included in the Statements of Consolidated Income in Income from operations, except for $11 in 2001 included in Other income-net that primarily related to the arbitration award discussed above. In Business Segment Information, all corporate charges are included in Corporate & other-net.

Income from operations in 2001 of $348 declined 46% from $649 in 2000, as displayed in the Statements of Consolidated Income. The decline was the result of the difficult operating conditions in most of Eaton's businesses in 2001, especially the Truck segment, coupled with the increased levels of restructuring charges recorded in 2001.

During 2001, Eaton sold businesses resulting in a net pretax gain of $61 ($22 after-tax, or $.30 per share). In the first quarter, the Vehicle Switch/Electronics Division (VS/ED), which had sales of $323 in 2000, was divested along with certain assets of the Truck segment. In the third quarter, the Air Conditioning & Refrigeration business, which had sales of $75 in 2000, was sold along with certain assets of the Automotive segment. These gains are included as a separate line item in the Statements of Consolidated Income and Business Segment Information. In Business Segment Information, the operating results of VS/ED are included in Divested operations for all periods presented.

Income in 2000 was increased by a net pretax gain on the sales of corporate assets of $22 ($14 after-tax, or $.19 per share). These gains were included in the Statements of Consolidated Income in Other income-net and in Business Segment Information in Corporate and other-net.

Income from continuing operations was $169 in 2001($2.39 per Common Share), down 53% from $363 in 2000 ($5.00 per share), including all unusual items. The decline was the result of the difficult operating conditions in most of Eaton's businesses in 2001, especially impacting the Truck segment. The decline was also due to restructuring and other unusual charges recognized in 2001 as described above. Before all unusual items in both years, earnings were $233 in 2001 ($3.30 per share), down 39% from $383 in 2000 ($5.28 per share).

Business Segments
-----------------

Fluid Power
-----------
Eaton's largest business segment, Fluid Power, had sales in 2001 of $2,507, 4% below 2000, due primarily to weak markets for mobile and industrial hydraulics products. This result compared favorably to an 11% decline in Fluid Power's markets, with North American fluid power industry shipments off about 17%, and flat Aerospace shipments. Sales for the Aerospace business were up 9% during 2001. However, the anticipated weakening of this business, resulting from the September 11th terrorist attacks, began to be felt during the fourth quarter.

Operating profits in 2001, after a reduction for $22 of restructuring charges, were $183, down from $235 in 2000, which reflected $47 of restructuring charges. The decrease in profit was primarily attributable to weak market conditions, which resulted in a significant decrease in sales volumes during 2001, and restructuring charges related to the integration of the former Aeroquip-Vickers operations and other recent acquisitions within this segment. In response to these weak market conditions, this segment accelerated the integration of Aeroquip-Vickers and other recent acquisitions. The elimination of 600 positions announced in April 2001 was expanded to 1,000 positions in the third quarter and was completed before year-end. Profits before restructuring charges were $205 in 2001 (8.2% of sales), down 27% from $282 in 2000 (10.8% of sales).

In the first quarter of 2001, Eaton completed the purchase of the remaining unowned 50% interest in Sumitomo Eaton Hydraulics Company (now referred to as Eaton Fluid Power Ltd.), the former joint venture with Sumitomo Heavy Industries located in Kyoto, Japan. This acquisition has annualized sales of $76 in the Pacific region.

Industrial & Commercial Controls
--------------------------------
Industrial & Commercial Controls sales in 2001 were $2,199, down 9% from 2000. Excluding divestitures, sales were off about 7%, compared to an estimated 19% decline in North American markets. This segment outperformed its markets due to share growth, the continued growth of the Engineering Services and Systems (C-H
ESS) business and increased participation in power quality markets. The Company is now seeing a significant weakening of the end markets for this segment due to the prolonged weakness in the industrial segment of the economy. This segment has not experienced a recovery of the short-cycle distributor flow goods business, which typically includes higher margin products. Traditionally a late-cycle business, the large-project business also showed weakness late in 2001.

Operating profits in 2001, after a reduction for $30 of restructuring charges, were $163, down from $251 in 2000. Weak markets in the industrial and commercial sectors and distributor businesses, as well as the effects of product mix and restructuring charges, were responsible for the decreased profits in 2001. In response to weakening market conditions in this business, restructuring actions were implemented, including the elimination of 887 positions within the organization. Profits before restructuring charges were $193 in 2001 (8.8% of sales), down 23% from $251 in 2000 (10.4% of sales).

In the first quarter of 2001, the Company announced that it formed a 50-50 joint venture with Hager Electro SA, creating Eletromar LTD. This operation manufactures International Electrical Code residential circuit breakers in Brazil for the South American marketplace.

Automotive
----------
Sales for the Automotive segment of $1,479 in 2001 were down 2% from 2000. This compared to a 10% decrease in North American Free Trade Association (NAFTA) automotive production and flat European automotive production. This segment recorded strong results during a time of fluctuating customer demand. Despite difficult North American markets and gradual weakening of markets in Europe, this segment realized the benefit of product penetration and market share gains.

Segment profits were $194 in 2001 (13.1% of sales), down 9% from $214 in 2000 (14.2% of sales). These results were a reflection of the reduced level of sales experienced in 2001 and were achieved in spite of current market conditions and increased engineering and research and development costs associated with new product launches for model years 2002-2004.

Eaton recently announced the receipt of a contract from General Motors Corporation's Tier One mirror suppliers to provide memory glass and power-folding mirror actuators for a wide range of pick-up trucks and sport utility vehicles, beginning in 2002. The Company recently announced that it completed the acquisition of the European portion of the vehicle mirror actuator business of Donnelley Corporation, located in Manorhamilton, Ireland. A portion of Eaton's existing mirror actuator business will be relocated to the new facility in Ireland and that operation is expected to reach sales levels of $50 over the next two to three years.

Truck
-----
Due to extraordinarily depressed industry conditions, Truck segment sales in 2001 were $1,029, 29% below 2000. NAFTA heavy truck production for the year was down 42% to 146,000 units, NAFTA medium-duty truck production was down 21%, European truck production was down 9% and South American production was up 7%.

Operating losses for this segment were $64 in 2001, including $55 of restructuring charges, compared to profits of $107 in 2000. The decrease in profit was primarily attributable to the significant decrease in sales volumes during 2001, the result of very weak market conditions and restructuring charges. This segment has now completed restructuring actions related to the European medium-duty and heavy-duty truck businesses. Given the continued decline in the Truck segment's end markets, it is clear that the benefits of the restructuring program are being realized. Before restructuring charges, operating losses were $9 compared to profits of $107 a year ago, a drop of $116 on a $427 sales decline.

During 2001, Eaton acquired the commercial clutch manufacturing assets of Transmisiones TSP, S.A. de C.V. This business, which had sales of $10 in 2000, will be relocated to the new Truck facility in San Luis Potosi, Mexico, as that plant becomes operational.

Non-operating Income (Expense)
------------------------------
Net interest expense was $142 in 2001, down from $177 in 2000. The decrease was primarily related to the $564 reduction of debt from cash flow from operations and proceeds from the sales of businesses in 2001, as well as reductions in interest rates during 2001.

Corporate & other-net was expense of $29 in 2001 compared to income of $9 in 2000. The decline was due to a $22 pretax gain recorded in 2000 on the sales of corporate assets and a charge of $10 recorded in 2001 related to an arbitration award, both of which are discussed above.

Changes in Financial Condition During 2001
------------------------------------------
Eaton improved its strong financial position during 2001. Net working capital increased to $718 at the end of 2001 from $464 at the end of 2000 (the current ratio was 1.4 and 1.2 at the end of 2001 and 2000, respectively). The increase in working capital was primarily a result of the $389 reduction in short-term debt during 2001. This reduction was accomplished by the repayment of short-term debt from cash flow from operations and proceeds from the sale of businesses, and the refinancing of short-term debt through the issuance of $150 of floating rate medium-term notes and $41 of Yen 1.62% notes. Cash and short-term investments rose to $311 at the end of 2001, up $185 from the end of 2000, while inventories were reduced by $191 to $681 at the end of 2001, primarily due to cash flow from operations, tight control over working capital and capital spending, and divestitures.

Eaton continued to generate substantial cash flow from operating activities, which is the primary source of funds to finance the needs of the Company. Operating activities generated cash of $765 in 2001, up $246 (47%) from 2000. This increase was generated, in spite of lower earnings in 2001 compared to 2000, due to tight control over working capital and capital spending. The Eaton Business System (EBS) provided improvements in monitoring and controlling working capital and capital spending, including a reduction in capital expenditures to $295 in 2001, down $91 from 2000. Capital expenditures are expected to be below $300 for 2002, with selective emphasis on programs designed to enhance product quality, manufacturing productivity and business growth, reduce costs and, selectively, to add capacity. These expenditures will be funded primarily by cash flow from operations.

Eaton made progress toward its goal of strengthening the balance sheet and reducing its net debt to total capital ratio during 2001. Total debt of $2,440 at the end of 2001 was down $564 from the end of 2000. Cash flow from operating activities, proceeds from the sale of businesses and tight control over working capital and capital spending enabled the Company to reduce the net debt to total capital ratio to below 47% at the end of 2001 from 55% at the end of 2000.

Eaton's domestic long-term credit facilities were $900 at the end of 2001, of which $500 expires in 2003 and $400 expires in 2005. These credit facilities support outstanding commercial paper of $630 at the end of 2001, which was classified as long-term debt.

Eaton is in compliance with all covenants or other requirements set forth in its credit agreements or indentures, and it is not reasonably likely that this situation would change in the foreseeable future. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, apart from covenants which would accelerate $38 of debt if the Company lost its investment grade ratings in conjunction with other significant events. A downgrade in Eaton's credit ratings could adversely affect its ability to renew existing, or obtain access to, new credit facilities in the future and could increase the cost of such facilities. A downgrade in credit ratings also could preclude Eaton's ability to issue commercial paper under its current programs. Should this occur, the Company would seek alternative sources of funding, including the issuance of bonds and secured lending. Eaton also has the ability, at its option, to draw upon its $900 revolving credit facility.

Cash dividends paid in 2001 were $120. Annual dividends per share of $1.76 in 2001 were consistent with 2000. Eaton has paid dividends on Common Shares annually since 1923.

Outlook for 2002
----------------
As a result of the market outlook for the various sectors Eaton serves, the Company currently foresees the weighted average end markets for 2002 as declining by approximately 8%, with no material strengthening until the middle of 2002. Eaton expects key product program wins to increase revenue in 2002 above end market growth.

The Fluid Power segment will be impacted by traditional mobile and industrial hydraulics markets which have remained very weak and Eaton still does not anticipate a significant recovery in these markets until the middle of the second half of 2002. The anticipated weakening of the aerospace market is materializing and the Company foresees a 25-30% decline in the commercial aircraft markets in 2002, partially offset by a 5% improvement in military markets. Eaton expects that market conditions in the Industrial & Commercial Controls segment will not improve until the end of 2002. In the North American automotive business, any fall in demand in 2002 is expected to be offset by increased market and product penetration. The Company initiated a record number of new product launches in the areas of engine air management, powertrain, and specialty controls and expects the Automotive segment to again outgrow its end markets in 2002. For the Truck segment, Eaton expects that NAFTA heavy-duty truck production will reach 150,000 units, up marginally from 2001 levels.

Restructuring actions in 2001 for the Truck, Fluid Power and Industrial & Commercial Controls segments, and corporate staff, are expected to deliver $100 of savings in 2002. An additional $55 of restructuring actions initiated in early 2002, also related to the segments described above, should yield additional savings. The majority of these costs will be incurred in the first quarter and the Company expects these additional actions to produce approximately $30 of additional savings in 2002.

For the year 2002, operating earnings guidance for Eaton is $4.25 to $4.50 per Common Share, including the positive impact related to goodwill and other intangible assets, offset by reduced pension income, both of which are described further in "Significant Accounting Changes in 2002" below. Operating earnings exclude charges related to the restructuring actions initiated in 2002. The Company anticipates that it should be significantly cash flow positive again in 2002.

Significant Accounting Changes in 2002
--------------------------------------
As described under "Depreciation and Amortization" in the Financial Review, Eaton will adopt SFAS No. 142 in the first quarter of 2002. The adoption of SFAS No. 142 will result in a decrease of annual amortization expense associated with goodwill and certain intangible assets of approximately $70 ($61 after-tax, or $.87 per Common Share). The Company does not expect to recognize an impairment charge related to goodwill and intangible assets upon adoption of this Statement.

Eaton estimates that 2002 earnings per Common Share will be reduced by $61 ($39 after-tax, or $.56) in comparison to 2001, due to the effect on pension income of the dramatic decline in stock market valuations on the Company's pension fund, coupled with lower discount rates associated with pension and other postretirement benefit liabilities.

Critical Accounting Policies
----------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Eaton management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition
-------------------
Substantially all of Eaton's revenues are recognized when products are shipped to unaffiliated customers. The SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 101.

Allowance for Uncollectible Accounts Receivable
-----------------------------------------------
Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer.

Allowance for Obsolete and Excess Inventory
-------------------------------------------
Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

Impairment of Long-Lived Assets
-------------------------------
Goodwill, intangible and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and other intangible assets totaled $2,435 at the end of 2001 and represented 32% of total assets. The majority of these assets resulted from the $1,100 acquisition of the electrical distribution and controls business unit of Westinghouse in 1994, and the $1,600 acquisition of Aeroquip-Vickers in 1999. These businesses have a long history of operating success and profitability and hold significant market positions in the majority of their product lines. Their products are not subject to rapid technological or functional obsolescence, which should result in continuous strong demand for products for many years.

Deferred Income Tax Assets
--------------------------
Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities. Recorded deferred income tax assets and liabilities are described in detail under "Income Taxes" in the Financial Review. Significant factors considered by management in the determination of the probability of realizing of deferred tax assets include historical operating results, expectations of future earnings and taxable income and the extended period of time over which the postretirement health care liability will be paid.

Pension Plans and Other Postretirement Benefit Plans
----------------------------------------------------
The measurement of liabilities related to pension plans and other postretirement benefit plans is based on management's assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. Actual pension plan asset performance will either reduce or increase unamortized pension losses at the end of 2002, which ultimately affects net income.

Protection of the Environment
-----------------------------
Eaton's operations involve the use and disposal of certain substances regulated under environmental protection laws. On an ongoing, regular basis, certain processes continue to be modified in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Liabilities related to environmental matters are further discussed under "Protection of the Environment" in the Financial Review.

Contingencies
-------------
The Company is subject to various investigations, claims, legal and administrative proceedings, covering a wide range of matters that arise in the ordinary course of business activities. Any liability that may result from these proceedings is not expected to have a material adverse effect on Eaton's financial position, net income or cash flows.

Other Matters
-------------
Eaton does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs). In the ordinary course of business, Eaton leases certain real properties, primarily sales and office facilities, and equipment, as described under "Lease Commitments" in the Financial Review.

Transactions with related parties are in the ordinary course of business, are conducted on an arm's-length basis, and are not material to Eaton's financial position, net income or cash flows.

Eaton uses straightforward, non-leveraged, financial instruments for which quoted market prices are readily available from a number of independent services, to manage exposure to fluctuations in foreign currencies, interest rates and commodity prices.

Contractual Obligations Related to Long-term Debt, Leases and Related Risk Disclosure
--------------------------------------------------------------------------
Eaton is subject to various financial risks attributable to operating in a global economy. Systems to measure and assure that these exposures are comprehensively evaluated have been developed so that appropriate and timely action can be taken to reduce risk, if necessary. Management performs a monthly oversight review of exposures. Derivative financial instruments are utilized on a discrete basis to manage exposures in the foreign exchange, interest and commodity markets only after approval by senior management. The counterparties used in these transactions have been diversified in order to minimize the impact of any potential credit loss in the event of nonperformance by the counterparties. The effect of derivative financial instruments on the Company's financial condition, net income or cash flows is not material. Derivative activities are described in greater detail under "Debt and Other Financial Instruments" in the Financial Review.

Eaton is subject to interest rate risk as it relates to long-term debt. The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates of long-term debt, excluding foreign currency principal swaps and immaterial long-term debt of certain international operations.

2001                                Expected maturity date
                          ------------------------------------------
                          2002 2003 2004 2005 2006  Thereafter Total  Fair value
                          ---- ---- ---- ---- ----   --------- -----  ----------
Long-term debt, including
 current portion
  Fixed rate (US$)        $125 $150 $250 $ 15 $225     $939   $1,704    $1,832
  Average interest rate   7.0% 3.1% 7.0% 6.4% 7.3%     7.2%     6.8%

 Commercial paper (US$)        $230      $400                   $630      $630
  Average interest rate        3.0%      3.0%                   3.0%


2000                                Expected maturity date
                          ------------------------------------------
                          2001 2002 2003 2004 2005  Thereafter Total  Fair value
                          ---- ---- ---- ---- ----  ---------- -----  ----------
Long-term debt, including
 current portion
  Fixed rate (US$)        $100 $126      $253 $ 15     $1,135 $1,629    $1,693
  Average interest rate   9.0% 7.0%      6.9% 6.4%       7.4%   6.9%

 Commercial paper (US$)             $500      $400              $900      $900
  Average interest rate             6.6%      6.6%              6.6%


See "Debt and Other Financial Instruments" in the Financial Review for additional information related to long-term debt of the Company.

Minimum rental commitments for 2002 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are $81 and decline substantially thereafter.

Euro
----
On January 1, 2000, 11 of the 15 member countries of the European Union (EU) adopted the Euro as their common legal currency. Effective January 1, 2002, the Euro became the functional operating currency of the participating countries. Eaton has several operations within the participating countries. These operations reviewed strategic and tactical areas arising from the Euro conversion, focusing their efforts on those aspects of the Euro conversion required to conduct Euro-denominated business transactions. Those aspects included transacting business in the Euro, the competitive impact on product pricing and adjustments to billing systems to handle parallel currencies. The adoption of the Euro and the costs incurred to address the adoption of Euro did not have a material impact on the Company's financial condition, net income or cash flows.

Forward-Looking Statements
--------------------------
This Annual Report to Shareholders contains forward-looking statements concerning the year 2002 operating earnings per share, Eaton's worldwide markets, benefits from restructuring programs, capital expenditures, cash flow, volumes from new business awards and contingencies. These statements are subject to various risks and uncertainties, many of which are outside of the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments, failure to implement restructuring plans, unanticipated downturns in business relationships with customers or sales to these customers, competitive pressures on sales and pricing, increases in the cost of material and other production costs or unexpected costs that cannot be recouped in product pricing, introduction of competing technologies, unexpected technical or marketing difficulties, and unanticipated further deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

2000 Compared to 1999 - Continuing Operations
---------------------------------------------

Results of Operations
---------------------
Net sales of continuing operations were $8,309 in 2000, an increase of 4% over 1999. The increase in sales was primarily the result of the acquisition of Aeroquip-Vickers, Inc. in the second quarter of 1999, which more than offset sales decreases related to businesses sold in 1999. The acquisition of Aeroquip-Vickers was the primary driver of the 28% increase in sales of the Fluid Power segment to $2,607 in 2000, compared to 1999. Sales of the Industrial & Commercial Controls segment rose 7% to $2,421 in 2000 over 1999, in line with overall growth in underlying markets that were paced by strong non-residential building in North America. However, these increases in sales were largely offset by extraordinarily difficult conditions in markets for truck components that caused sales of this segment to fall 11% to $1,456 compared to 1999. Estimates for heavy truck production in the NAFTA region show that production fell from 333,000 units in 1999 to 252,000 in 2000,a decline of about 25%. As an industry leader in truck components, this segment was adversely affected by extraordinary volatility in this market and was unable to reduce resources at the same pace as orders dropped. Sales of the Automotive segment were $1,502 in 2000, up $7 from 1999, reflecting flat year-over-year light vehicle production in North America and in Europe, and helped by sales from introductions of new products.

Net sales in the United States and Canada in 2000 increased to $6,665, 7% over 1999, primarily the result of the acquisition of Aeroquip-Vickers and the strong performance of certain of the Company's North American markets. In Europe, sales rose 5% to $1,232, reflecting solid European economic performance with a 1% gain in light vehicle production, an 8% rise in medium and heavy truck production, and a 5% increase in industrial production during 2000. Sales in Latin America rose 15% to $412, primarily due to the Latin American economic rebound with 4% economic growth in the region. In the Pacific region, sales increased 19% in 2000 to $253, a reflection of that area's recovery from the economic crisis that occurred in Asia in 1998. As a result of the increases in sales at international operations, related operating profits increased 27% to $128.

As displayed in the Statement of Consolidated Income, continuing operations reported Income from operations of $649 in 2000 (7.8% of sales), down from $703 in 1999 (8.8% of sales). These results reflect the benefit of Eaton's diversification, with excellent performances by the Industrial & Commercial Controls and Fluid Power segments offsetting extremely difficult conditions in the Truck segment.

Income from operations in 2000 was reduced by restructuring charges of $52 ($34 after-tax, or $.47 per Common Share) compared to similar charges of $30 in 1999 ($20 after-tax, or $.27 per share). The restructuring charges in 2000 and 1999 were primarily associated with the integration of Aeroquip-Vickers, and also included $7 in 1999 for the restructuring of certain European operations of the Truck segment. These charges reduced operating profit of the Fluid Power segment, except for the $7 charge in 1999 mentioned previously, which reduced operating profit of the Truck segment, and charges related to corporate staff ($5 for 2000 and $2 for 1999).

Other income-net in 2000 included a net gain on the sale of corporate assets of $22 ($14 after-tax, or $.19 per Common Share). In 1999, the divestitures of the Engineered Fasteners and Fluid Power divisions resulted in a pretax gain of $340 ($198 after-tax, or $2.68 per share). These gains were included in the Statements of Consolidated Income below income from operations and in Business Segment Information below business segment operating profit.

Income from continuing operations was $363 in 2000 ($5.00 per Common Share), down from $603 in 1999 ($8.17 per share). Excluding unusual items in both years, earnings were $383 in 2000 ($5.28 per share), down from $425 in 1999 ($5.76 per share).

Business Segments
-----------------

Fluid Power
-----------
Fluid Power sales were $2,607 in 2000, up 28% over 1999. The increase resulted primarily from the acquisition of Aeroquip-Vickers in the second quarter of 1999 and other acquisitions in 2000. This increase in sales was offset to some extent by a weaker Euro's impact on sales. The change in sales was also affected by a 3% increase in North American fluid power markets and a 9% decline in aerospace markets.

Operating profit in 2000 was $235 compared to $177 in 1999. In the context of soft industry conditions and the ongoing integration of Aeroquip-Vickers, the segment performed reasonably well. The most difficult aspects of the manufacturing integration of this acquisition have been completed. Overall, the acquisition added about $.70 to earnings per share in 2000. Before acquisition integration charges of $47 in 2000 and $21 in 1999, operating profit was $282 (10.8% of net sales), up 42% from $198 (9.7% of sales) in 1999.

During 2000, Eaton completed three acquisitions; the industrial cylinder business of International Motion Control Incorporated, Frederick Duffield PTY Ltd., an Australian-based manufacturer of metal hydraulic fittings and adapters, and the clamps, flanges, seals and flexible joint business of Honeywell International.

Industrial & Commercial Controls
--------------------------------
Industrial & Commercial Controls sales and profits in 2000 were at record levels. Sales of $2,421 were 7% ahead of 1999, consistent with the increase in North American shipments of distribution equipment and industrial controls. Fourth quarter Cutler-Hammer orders were up 6% with disproportionate strength in distribution equipment offsetting weakness in industrial controls.

Operating profit of $251 (10.4% of net sales) was 39% higher than 1999 operating profit of $181 (8.0% of sales). The increase was primarily due to increased sales in 2000. C-H ESS, the engineering services business, reported operating profits during the fourth quarter of 2000, the first full quarter of profitability.

At the end of 2000, the power tool switch product line, with annual sales of about $40, was sold.

Automotive
----------
Automotive segment sales were $1,502 in 2000, only slightly above 1999 in large part because of the weak Euro exchange rate. A 2% increase in volume compared favorably with trends in Eaton's light vehicle markets, including a 2% drop in production in the NAFTA region, a 1% increase in Europe, and a 19% rise in South American output. The above-market volume performance was largely related to new product introductions. Operating profit in 2000 was $214 (14.2% of net sales), up from $211 (14.1% of sales) in 1999.

During 2000, Eaton began an expansion of its supercharger capacity in Brazil.

Truck
-----
Truck sales in 2000 were $1,456, 11% below 1999. This compares to a 25% decline in NAFTA production of heavy trucks, a 5% drop in NAFTA medium-duty truck production, an 8% rise in European medium and heavy truck output and a 30% increase in South American commercial vehicle production. This segment reported operating profits of $107 in 2000 compared to profits of $242 in 1999, before restructuring charges of $7 in 1999.

The North American heavy truck industry suffered a 25% drop during 2000, with the entire production decline occurring in the second half of the year. This decline was unprecedented, especially during a period of generally favorable macroeconomic conditions. As an industry leader, Eaton was fully affected by this extraordinary volatility, and was unable to reduce resources at the same pace as orders dropped. This segment continued to win new business on a global scale. However, the Company determined that the costs of serving demanding customer needs in the context of unprecedented volatility had become unacceptably high. As a result, in January 2001, the Company announced its plan to restructure the Truck segment in order to begin to evolve to a business model that is less vertically integrated, takes better advantage of its global presence, and focuses on those areas where it brings distinctive value to the marketplace.

During 2000, the Company announced a multi-year, $250 agreement to supply medium-duty truck transmission components to DaimlerChrysler AG in Brazil from Eaton's facility in Mogi Mirim, Brazil.

Non-operating Income (Expense)
------------------------------
Amortization of goodwill and other intangible assets was $95 in 2000, up $9 from $86 in 1999. The increase was largely attributable to the recognition of a full year of amortization related to the acquisition of Aeroquip-Vickers, compared to nine months in 1999.

Net interest expense was $177 in 2000 compared to $152 in 1999. The increase was largely due to the recognition of a full year of interest for borrowings required to finance the acquisition of Aeroquip-Vickers in the second quarter of 1999.

Corporate & other expenses netted to income of $9 in 2000 compared to net expense of $29 in 1999, or a net change of $38. The change was primarily related to a $22 gain on the sale of corporate assets recorded in 2000.


QUARTERLY DATA
-----------------
(Unaudited)
                                              Quarter ended in 2001                     Quarter ended in 2000
(Millions except for per share data) --------------------------------------    -------------------------------------
                                     Dec. 31   Sept. 30   June 30   Mar. 31    Dec. 31   Sept. 30   June 30  Mar. 31
                                     -------   --------   -------   -------    -------   --------   -------  -------
Continuing operations
  Net sales                           $1,695     $1,750    $1,871    $1,983     $1,948     $2,008    $2,169   $2,184
  Gross margin                           415        424       471       486        493        516       605      603
    Percent of sales                      24%        24%       25%       25%        25%        26%       28%      28%
  Income before income taxes              39         61        74       104         85        105       186      176
  Income after income taxes           $   30     $   40    $   49    $   50     $   58     $   69    $  123    $ 113
Income from discontinued operations                                                 26         24        22       18
                                      ------     ------    ------    ------     ------     ------    ------   ------
Net income                            $   30     $   40    $   49    $   50     $   84     $   93    $  145    $ 131
                                      ======     ======    ======    ======     ======     ======    ======   ======

Net income per Common Share
  assuming dilution
    Continuing operations             $  .42     $  .57    $  .69    $  .72     $  .83     $  .95    $ 1.66   $ 1.52
    Discontinued operations                                                        .37        .33       .30      .25
                                      ------     ------    ------    ------     ------     ------    ------   ------
                                      $  .42     $  .57    $  .69    $  .72     $ 1.20     $ 1.28    $ 1.96   $ 1.77
                                      ======     ======    ======    ======     ======     ======    ======   ======

Net income per Common Share
  basic
    Continuing operations             $  .42     $  .58    $  .70    $  .73     $  .84     $  .96    $ 1.69   $ 1.55
    Discontinued operations                                                        .37        .33       .30      .25
                                      ------     ------    ------    ------     ------     ------    ------   ------
                                      $  .42     $  .58    $  .70    $  .73     $ 1.21     $ 1.29    $ 1.99   $ 1.80
                                      ======     ======    ======    ======     ======     ======    ======   ======

Cash dividends paid per Common Share  $  .44     $  .44    $  .44    $  .44     $  .44     $  .44    $  .44    $ .44

Market price per Common Share
  High                                $76.00     $76.90    $81.43    $74.97     $76.31     $73.81    $86.56   $81.44
  Low                                 $58.34      55.12     66.16     63.75      57.50      58.94     66.25    60.13



A reconciliation of income from continuing operations to operating earnings of continuing operations follows:

Income from continuing operations      $  30    $   40    $   49    $   50     $   58    $   69    $  123    $ 113
Excluding (after-tax)
  Unusual charges                         17        22        17        30         14         8         7        5
  Gain of sales of businesses                      (15)                 (7)
  Gain on sales of corporate assets                                                                    (7)      (7)
                                      ------    ------    ------    ------     ------    ------    ------   ------
Operating earnings from continuing
  operations                          $   47    $   47    $   66    $   73     $   72    $   77    $  123    $ 111
                                      ======    ======    ======    ======     ======    ======    ======   ======

Income from continuing operations
  per Common Share assuming
  dilution                            $  .42    $  .57    $  .69    $  .72     $  .83    $  .95    $ 1.66   $ 1.52
Per share impact of unusual items        .23       .09       .25       .33        .20       .12      (.01)    (.02)
                                      ------    ------    ------    ------     ------    ------    ------   ------
Operating earnings per Common Share
  Continuing operations                  .65       .66       .94      1.05       1.03      1.07      1.65     1.50
  Discontinued operations                                                         .37       .33       .30      .25
                                      ------    ------    ------    ------     ------    ------    ------   ------
                                      $  .65    $  .66    $  .94    $ 1.05     $ 1.40    $ 1.40    $ 1.95   $ 1.75
                                      ======    ======    ======    ======     ======    ======    ======   ======

Cash earnings per Common
  Share assuming dilution
    Continuing operations             $  .91    $  .93    $ 1.22    $ 1.34     $ 1.31    $ 1.34    $ 1.92   $ 1.77
    Discontinued operations                                                       .40       .35       .33      .28
                                      ------    ------    ------    ------     ------    ------    ------   ------
                                      $  .91    $  .93    $ 1.22    $ 1.34     $ 1.71    $ 1.69    $ 2.25   $ 2.05
                                      ======    ======    ======    ======     ======    ======    ======   ======


Cash earnings per Common Share represent income per share excluding unusual items and before amortization expense for goodwill and other intangible assets.

The effective income tax rate for the fourth quarter of 2001 was 24.9% compared to 31.8% in the fourth quarter of 2000. The lower rate in 2001 was related to adjustments of worldwide tax liabilities, including claims filed for research credits for prior years.

                                    PAGE 55

Eaton Corporation
Six-Year Consolidated Financial Summary

                                                  2001      2000      1999      1998      1997      1996
--------------------------------------------------------------------------------------------------------
(Millions except for per share data)

Continuing operations
  Net sales                                     $7,299    $8,309    $8,005    $6,358    $7,104    $6,515
  Income before income taxes                       278       552       943       616       730       428
  Income after income taxes                     $  169    $  363    $  603    $  430    $  526    $  305
    Percent of net sales                           2.3%      4.4%      7.5%      6.7%      7.4%      4.7%
Extraordinary item - redemption of debentures                                              (54)
Income(loss) from discontinued operations                     90        14       (81)      (62)       44
                                                ------    ------    ------    ------    ------    ------
Net income                                      $  169    $  453    $  617    $  349    $  410    $  349
                                                ======    ======    ======    ======    ======    ======

Net income per Common Share assuming dilution
  Continuing operations                         $ 2.39    $ 5.00    $ 8.17    $ 5.91    $ 6.72    $ 3.89
  Extraordinary item                                                                      (.69)
  Discontinued operations                                   1.24       .19     (1.11)     (.79)      .57
                                                ------    ------    ------    ------    ------    ------
                                                $ 2.39    $ 6.24    $ 8.36    $ 4.80    $ 5.24    $ 4.46
                                                ======    ======    ======    ======    ======    ======
  Average number of Common Shares outstanding     70.5      72.6      73.7      72.7      78.2      78.2

Net income per Common Share basic
  Continuing operations                         $ 2.43    $ 5.06    $ 8.31    $ 6.02    $ 6.85    $ 3.93
  Extraordinary item                                                                      (.71)
  Discontinued operations                                   1.25       .20     (1.13)     (.80)      .57
                                                ------    ------    ------    ------    ------    ------
                                                $ 2.43    $ 6.31    $ 8.51    $ 4.89    $ 5.34    $ 4.50
                                                ======    ======    ======    ======    ======    ======
  Average number of Common Shares outstanding     69.4      71.8      72.5      71.4      76.8      77.4

Cash dividends paid per Common Share            $ 1.76    $ 1.76    $ 1.76    $ 1.76    $ 1.72    $ 1.60

Market price per Common Share
  High                                          $81.43    $86.56    $103.50   $99.63    $103.38   $70.88
  Low                                            55.12     57.50      62.00    57.50      67.25    50.38

--------------------------------------------------------------------------------------------------------
Total assets                                    $7,646    $8,180    $8,342    $5,570    $5,497    $5,290
Long-term debt                                   2,252     2,447     1,915     1,191     1,272     1,062
Total debt                                       2,440     3,004     2,885     1,524     1,376     1,092
Shareholders' equity                             2,475     2,410     2,624     2,057     2,071     2,160
Shareholders' equity per Common Share           $35.61    $35.29    $35.44    $28.69    $27.72    $28.00
Common Shares outstanding                         69.5      68.3      74.0      71.7      74.7      77.1
--------------------------------------------------------------------------------------------------------

A reconciliation of income from continuing operations to operating earnings of continuing operations follows:


Income from continuing operations               $  169    $  363    $  603    $  430    $  472    $  305
Excluding (after-tax)
  Unusual charges                                   86        34        20        44        69        31
  Gain of sales of businesses                      (22)               (198)      (28)      (69)
  Gain on sales of corporate assets                          (14)
                                                ------    ------    ------    ------    ------    ------
Operating earnings from continuing
  operations                                    $  233    $  383    $  425    $  446    $  472    $  336
                                                ======    ======    ======    ======    ======    ======

Income from continuing operations
  per Common Share assuming dilution            $ 2.39    $ 5.00    $ 8.17    $ 5.91    $ 6.03    $ 3.89
Per share impact of unusual items                  .91       .28     (2.41)      .23                 .40
                                                ------    ------    ------    ------    ------    ------
Operating earnings per Common Share
  Continuing operations                           3.30      5.28      5.76      6.14      6.03      4.29
  Discontinued operations                                   1.24       .19      (.73)      .30       .58
                                                ------    ------    ------    ------    ------    ------
                                                $ 3.30    $ 6.52    $ 5.95    $ 5.41    $ 6.33    $ 4.87
                                                ======    ======    ======    ======    ======    ======
Cash earnings per Common Share assuming dilution
    Continuing operations                       $ 4.40    $ 6.37    $ 6.74    $ 6.75    $ 6.55    $ 4.77
    Discontinued operations                                 1.35       .30      (.63)      .31       .58
                                                ------    ------    ------    ------    ------    ------
                                                $ 4.40    $ 7.72    $ 7.04    $ 6.12    $ 6.86    $ 5.35
                                                ======    ======    ======    ======    ======    ======


Cash earnings per Common Share represents income per share excluding unusual items and before amortization expense for goodwill and other intangible assets.

                               Eaton Corporation
                       2001 Annual Report on Form 10-K
                                  Item 14(c)
                                  Exhibit 12
                      Ratio of Earnings to Fixed Charges


                                                                                          Year ended December 31
                                                                   -------------------------------------------------------------
                                                                      2001          2000          1999          1998       1997
                                                                      ----          ----          ----          ----       ----
Income from continuing operations before income taxes &
    extraordinary item                                             $  278        $  552        $  943         $  616      $  730
Adjustments
  Minority interests in
    consolidated subsidiaries                                           8             8             2            (2)           1
  Income of equity investees                                            0            (1)           (1)           (1)          (3)
  Interest expensed                                                   149           182           159            93           86
  Amortization of debt issue costs                                      1             1             0             0            1
  Estimated portion of rent expense
    representing interest                                              38            39            36            28           25
  Amortization of capitalized interest                                 13            10             8             7            8
  Distributed income of equity
    investees                                                           0             1             0             1            2
                                                                   ------        ------        ------        ------       ------
Adjusted income from continuing
  operations before income taxes &
  extraordinary item                                               $  487        $  792        $1,147        $  742       $  850
                                                                   ======        ======        ======        ======       ======

Fixed Charges
  Interest expensed                                                $  149        $  182        $  159        $   93       $   86
  Interest capitalized                                                 12            22            21            16           12
  Amortization of debt issue costs                                      1             1             0             0            1
  Estimated portion of rent expense
    representing interest                                              38            39            36            28           25
                                                                   --------      ------        ------        ------       ------
Total fixed charges                                                $  200        $  244        $  216        $  137       $  124
                                                                   ======        ======        ======        ======       ======

Ratio of earnings to fixed charges                                   2.44          3.25          5.31          5.42         6.85

                                 Eaton Corporation
                         2001 Annual Report on Form 10-K
                                    Item 14(c)
                                    Exhibit 21
                        Subsidiaries of Eaton Corporation

Eaton is publicly held and has no parent corporation. Eaton's subsidiaries, the state or country in which each was organized, and the percentage of voting securities owned by Eaton or another Eaton subsidiary as of December 31, 2001 are as follows:



                                           Where                        Percentage of voting securities owned
Consolidated subsidiaries (A)              Organized                    (by Eaton unless  otherwise indicated)
-----------------------------              ---------                    --------------------------------------
Vorad Safety Systems, Inc.                 California                            100%  IVHS Technologies, Inc.

Aeroquip International Inc.                Delaware                               77%  Eaton Aeroquip Inc.
                                                                                  23%  Vickers International Inc.

Cutler-Hammer de Puerto Rico Inc.          Delaware                              100%  Cutler-Hammer Inc.

Cutler-Hammer Inc.                         Delaware                              100%

Integrated Partial Discharge               Delaware                              100%  Cutler-Hammer Inc.
Diagnostics, Inc.(IPDD)

Eaton AC&R Inc.                            Delaware                              100%  Eaton Aeroquip Inc.

Eaton Administration Corporation           Delaware                              100%

Eaton Aerospace LLC                        Delaware                              100%  Eaton Hydraulics Inc.

Eaton ESC Holding Company                  Delaware                              100%

Eaton International Corporation            Delaware                              100%

Eaton Truck Systems, Inc.                  Delaware                              100%

Eaton USEV Holding                         Delaware                              100%
Company

Eaton VORAD Technologies, L.L.C.           Delaware                             94.3%  Eaton Truck Systems, Inc.
(Partnership)                                                                          Vorad Safety Systems, Inc.
                                                                                   4%

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


Kate Patrick Mfg. Inc.                     Delaware                              100%  Modern Molded Products, Inc.

Kelmac Grip, L.P.                          Delaware                               92%  Modern Molded Products, Inc.
                                                                                       Kate Patrick Mfg. Inc.
                                                                                   8%

Eaton Hydraulics Inc.                      Delaware                              100%  Eaton Aeroquip Inc.

Vickers International Inc.                 Delaware                              100%  Eaton Aeroquip Inc.

Eaton AC&R Limited                         Indiana                                99%  Eaton AC&R Inc.
                                                                                   1%  Eaton Aeroquip Inc.

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

Aeroquip do Brasil S.A.                    Brazil                               99.5%  Aeroquip-Vickers International Inc.

Eaton Ltda.                                Brazil                            65.0428%  Eaton Services
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
                                                                              78.865%  CAPCO Automotive Products
                                                                                       Corporation

Vicco Participacoes Ltda.                  Brazil                             99.999%  Aeroquip-Vickers International,
                                                                                       Inc.
                                                                                .001%  Aeroquip AG

Vickers do Brasil Ltda.                    Brazil                                100%  Vickers International Inc.

Aeroquip-Vickers Canada Inc.               Canada                              70.13%  Aeroquip International Inc.
                                                                                       Vickers International Inc.
                                                                               29.87%


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

                                    PAGE 61

Eaton Yale Ltd.                            Canada                                100%  Eaton ETN Offshore Ltd.


Electrotechnique GFTL, Inc.                Canada                                100%  Eaton Yale Ltd.

Cutler-Hammer Company                      Cayman Islands                        100%  Cutler-Hammer de Puerto Rico Inc.

Eaton Holding I Limited                    Cayman Islands                        100%  Eaton Holding III Limited

Eaton Holding II Limited                   Cayman Islands                        100%  Eaton Holding III Limited

Eaton Holding III Limited                  Cayman Islands                        100%  Eaton Holding G.m.b.H.

Santo Domingo Device Company               Cayman Islands                         50%  Cutler-Hammer Inc.

Eaton Hydraulics (Shanghai)Co., Ltd.       China                                 100%  Eaton China Investment Co., Ltd.

Eaton Truck and Bus Components Company     China                                 100%  Eaton China Investment Co., Ltd.
(Shanghai) Ltd.

Eaton China Investments Co., Ltd.          China                                 100%  Eaton Asia Investments Corporation

Jining Eaton Hydraulics Company Ltd.       China                                  60%

Shanghai Eaton Engine Components           China                               69.42%  Eaton China Investment Co., Ltd.
Company, Ltd.

Cutler-Hammer (Suzhou) Electric Co., Ltd.  China                                59.1%  Eaton Asia Investments Corp.
                                                                                       Eaton China Investments Co., Ltd.
                                                                                40.9%

Vickers Hydraulic Systems (China) Co.,     China                                 100%  Vickers International Inc.
Ltd.

Eaton Controles Industriales S.A.          Costa Rica                            100%  Eaton International
                                                                                       Corporation

Cutler-Hammer, S.A.                        Dominican Republic                    100%  Cutler-Hammer Inc.

Aeroquip-Vickers S.A.                      France                                 61%  Aeroquip International Inc.
                                                                                       Vickers International Inc.
                                                                                  39%

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
                                                                                  45%  Eaton International Corporation


Aeroquip Wolfsburg G.m.b.H. & Co. KG       Germany                               100%  Aeroquip-Vickers International
(Partnership)                                                                          G.m.b.H.

Aeroquip Wolfsburg Verwaltungs G.m.b.H.    Germany                               100%  Aeroquip International Inc.

Aeroquip-Vickers International G.m.b.H.    Germany                              94.9%  Eaton Holding G.m.b.H.
                                                                                       Eaton Aeroquip Inc.
                                                                                 5.1%

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
                                                                                99.9%  Eaton Holding G.m.b.H

Eaton Holding G.m.b.H.                     Germany                               100%  Eaton B.V.


Eaton Limited                              Hong Kong                             100%  Eaton International
                                                                                       Corporation

Vickers Systems Limited                    Hong Kong                          99.995%  Vickers International Inc.
                                                                                       Vickers System Inc.
                                                                                .005%

Eaton Industries Private Ltd.              India                                 .01%
                                                                               99.99%  Eaton International Corporation

Vickers Systems International Ltd.         India                                  51%  Vickers, Incorporated

Eaton Automotive Ltd.                      Ireland                               100%  Eaton B.V.

Aeroquip-Vickers S.p.A.                    Italy                               99.88%  Eaton Srl
                                                                                 .06%  Aeroquip Corporation

Eaton Automotive Srl                       Italy                                 100%  Eaton Srl

Eaton Srl                                  Italy                                 100%  Eaton B.V.

Hydroline Srl                              Italy                                 100%  Aeroquip-Vickers S.p.A.

Eaton Fluid Power Co.                      Japan                                 100%

Eaton Fluid Power Limited                  Japan                                 100%

Eaton Japan Co., Ltd.                      Japan                                 100%

Vickers Systems Sdn. Bhd.                  Malaysia                              100%  Vickers International Inc.

Cutler-Hammer Controls Sdn. Bhd.           Malaysia                              100%  Eaton International Corporation

Aeroquip de Mexico S.A. de C.V.            Mexico                               99.8%  Controladora Aeroquip-Vickers de
                                                                                       Mexico S.A. de C.V.
                                                                                  .2%  Aeroquip International Inc.


Aeroquip S.A. de C.V.                      Mexico                             99.998%  Controladora Aeroquip-Vickers de
                                                                                       Mexico S.A. de C.V.
                                                                                .002%  Eaton Aeroquip Inc.


Aeroquip Servicios S.A. de C.V.            Mexico                             99.998%  Aeroquip International Inc.
                                                                                       Eaton Aeroquip Inc.
                                                                                .002%

Controladora Aeroquip-Vickers de Mexico    Mexico                               99.8%  Aeroquip International Inc.
S.A. de C.V.                                                                           Aeroquip-Vickers Inc.
                                                                                  .2%

Cutler-Hammer Mexicana, S.A.               Mexico                                100%  Eaton International Corporation

Eaton Controls, S. de R.L. de C.V.         Mexico                                 99%
                                                                                   1%  Eaton Truck Components, S. de R.L.
                                                                                       de C.V.

Eaton Molded Products S. de R.L. de C.V.   Mexico                         99.9999984%
                                                                            .0000016%  Eaton Controls, S. de R.L. de C.V.

Eaton Truck Components, S. de R.L. de      Mexico                             99.995%
C.V.                                                                            .005%  Condura S. de R.L. de C.V.

Operaciones de Maquila de Juarez S. de     Mexico                             99.956%  Cutler-Hammer
R.L. de C.V.                                                                    .044%  Inc.
                                                                                       Condura S de. R.L. de C.V.

Eaton s.a.m.                               Monaco                                100%

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
                                                                                80.6%  Eaton International Corporation


Modern Molded Products Limited             Taiwan                                100%  Eaton International Corporation

Vickers Systems Ltd.                       Taiwan                             99.996%  Vickers International Inc.
                                                                                       Aeroquip-Vickers Inc.
                                                                                .001%  Aeroquip Corporation
                                                                                       Vickers, Incorporated
                                                                                .001%

                                                                                .001%

Eaton Technologies Limited                 Thailand                              100%

Rubberon Technology Corporation Limited    Thailand                              100%

Aeroquip-Vickers Limited                   United Kingdom                        100%  Eaton Holding Ltd.

Cutler-Hammer Europa                       United                                 50%  Eaton Limited

Pension Trustees Ltd.                      Kingdom                                50%  Eaton Financial Services Limited

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

                                Eaton Corporation
                        2001 Annual Report on Form 10-K
                                   Item 14(c)
                                   Exhibit 23
                        Consent of Independent Auditors

We consent to the incorporation by reference in the following Registration Statements and related Prospectuses of our report dated January 21, 2002, with respect to the consolidated financial statements of Eaton Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2001.



   Registration
     Number                                Description                                     Filing Date
     ------                                -----------                                     -----------

333-56644                  Aeroquip-Vickers Savings and Profit                          March 7, 2001
                           Sharing Plan - Form S-8 Registration Statement

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

333-13869                  Lincoln Plant Share Purchase and Investment Plan and Trust   October 10, 1996
                           - Form S-8 Registration Statement

333-13861                  Eaton Corporation 401(k) Savings Plan for the Hourly Rate    October 10, 1996
                           Employees at Airflex Division - Form S-8 Registration
                           Statement

333-13855                  Eaton Winamac Hourly Investment                              October 10, 1996

                           Plan and Trust - Form S-8 Registration Statement

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

33-49779                   Eaton Limited U.K. Savings-Related Share Option Scheme       July 16, 1993
                           [1991] - Form S-8 Registration Statement

33-49393 &                 Eaton Corporation Stock Option Plans - Form S-8              March 9, 1993
33-12842                   Registration Statement

33-15582                   Eaton Limited U.K. Savings-Related Share Option Scheme -     July 7, 1987
                           Form S-8 Registration Statement


                                                        /s/ Ernst & Young LLP
                                                        ---------------------
 Cleveland, Ohio
 March 19, 2002

                                  Eaton Corporation
                          2001 Annual Report on Form 10-K
                                     Item 14(c)
                                     Exhibit 24
                                 Power of Attorney

        KNOW ALL MEN BY THESE PRESENTS: That each person whose name is signed below has made, constituted and appointed, and by this instrument does make, constitute and appoint, Billie K. Rawot or William J. Nowak his or her true and lawful attorney, for him or her and in his or her name, place and stead to subscribe, as attorney-in-fact, his or her signature as Director or Officer or both, as the case may be, of Eaton Corporation, an Ohio corporation, to its Annual Report on Form 10-K for the year ended December 31, 2001 pursuant to the Securities Exchange Act of 1934, and to any and all amendments to that Annual Report, hereby giving and granting unto each such attorney-in-fact full power and authority to do and perform every act and thing whatsoever necessary to be done in the premises, as fully as he or she might or could do if personally present, hereby ratifying and confirming all that each such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.

        This Power of Attorney shall not apply to any Annual Report on Form 10-K or amendment thereto filed after December 31, 2002.

        IN WITNESS WHEREOF, this Power of Attorney has been signed at Cleveland, Ohio this 27th day of February 2002.

/s/ Alexander M. Cutler                          /s/ Billie K. Rawot
-------------------------------------            ------------------
Alexander M. Cutler, Chairman and                Billie K. Rawot
Chief Executive Officer; President;              Vice President and Controller;
Principal Executive Officer; Director            Principal Accounting Officer


/s/ Michael J. Critelli                          /s/ Ernie Green
-----------------------------------              -------------------------------
Michael J. Critelli, Director                    Ernie Green, Director



/s/ Ned C. Lautenbach                            /s/ Deborah L. McCoy
----------------------------------               -------------------------------
Ned C. Lautenbach, Director                      Deborah L. McCoy, Director



/s/ John R. Miller                               /s/ Furman C. Moseley
----------------------------------               -------------------------------
John R. Miller, Director                         Furman C. Moseley, Director



/s/ Victor A. Pelson                             /s/ William Reynolds
----------------------------------               -------------------------------
Victor A. Pelson, Director                       William Reynolds, Director


/s/ Gary L. Tooker
----------------------------------
Gary L. Tooker, Director