Form 10-Q
period 2002-05-09
EATON CORP
filed 2002-05-14
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended March 31, 2002
                     --------------


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

There were 70.2 million Common Shares outstanding as of March 31,
2002.

                     Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation
Condensed Consolidated Balance Sheets
                                                March 31, December 31,
(Millions)                                         2002      2001
                                                   ----      ----
ASSETS
Current assets
  Cash & short-term investments                  $  262    $  311
  Accounts receivable                             1,096     1,070
  Inventories                                       668       681
  Deferred income taxes & other
    current assets                                  345       325
                                                 ------    ------
                                                  2,371     2,387
Property, plant & equipment                       1,999     2,050
Goodwill                                          1,918     1,902
Other intangible assets                             515       533
Other assets                                        747       774
                                                 ------    ------
                                                 $7,550    $7,646
                                                 ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt & current portion of
    long-term debt                               $  197    $  188
  Accounts payable                                  356       418
  Accrued compensation                              148       158
  Accrued income & other taxes                      254       258
  Other current liabilities                         714       647
                                                 ------    ------
                                                  1,669     1,669
Long-term debt                                    2,144     2,252
Postretirement benefits other than pensions         669       670
Deferred income taxes & other liabilities           561       580
Shareholders' equity                              2,507     2,475
                                                 ------    ------
                                                 $7,550    $7,646
                                                 ======    ======
See accompanying notes.

Eaton Corporation
Statements of Consolidated Income
                                                 Three Months Ended
                                                      March 31
                                                 ------------------
(Millions except for per share data)               2002      2001
                                                   ----      ----
Net sales                                        $1,723    $1,983

Costs & expenses
  Cost of products sold                           1,286     1,497
  Selling & administrative                          310       321
  Research & development                             55        68
                                                 ------    ------
                                                  1,651     1,886
                                                 ------    ------
Income from operations                               72        97

Other income (expense)
  Interest expense-net                              (27)      (42)
  Gain on sales of businesses                                  38
  Other-net                                           3        11
                                                 ------    ------
                                                    (24)        7
                                                 ------    ------
Income from continuing operations
  before income taxes                                48       104
Income taxes                                         15        54
                                                 ------    ------
Net income                                       $   33    $   50
                                                 ======    ======

Net income per Common Share assuming dilution    $  .47    $  .72
Average number of Common Shares outstanding        71.2      70.1

Net income per Common Share basic                $  .48    $  .73
Average number of Common Shares outstanding        70.1      69.0

Cash dividends paid per Common Share             $  .44    $  .44


See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows
                                                       Three Months Ended
                                                            March 31
                                                       ------------------
(Millions)                                               2002      2001
                                                         ----      ----
Net cash provided by operating activities
  Net income                                            $  33     $  50
  Adjustments to reconcile to net cash provided by
    operating activities
      Depreciation & amortization                          89        90
      Amortization of goodwill & intangible assets          6        25
      Gain on sales of businesses                                   (38)
      Changes in operating assets & liabilities,
        excluding acquisitions and sales of
        businesses                                        (46)       (7)
      Other-net                                             1       (11)
                                                        -----     -----
                                                           83       109

Net cash used in investing activities
  Expenditures for property, plant & equipment            (40)      (63)
  Acquisitions of businesses, less cash acquired                    (22)
  Sales of businesses                                               277
  (Increase) decrease in short-term investments-net        32      (212)
  Other-net                                                 2         3
                                                        -----     -----
                                                           (6)      (17)

Net cash used in financing activities
  Borrowings with original maturities of more than
    three months
      Proceeds                                             76       702
      Payments                                           (382)     (511)
  Borrowings (payments) with original maturities of
    less than three months-net                            217      (222)
  Cash dividends paid                                     (30)      (30)
  Purchase of Common Shares                                          (4)
  Other-net                                                24        11
                                                        -----     -----
                                                          (95)      (54)
                                                        -----     -----
Total (decrease) increase in cash                         (18)       38
Cash at beginning of period                               112        82
                                                        -----     -----
Cash at end of period                                   $  94     $ 120
                                                        =====     =====

See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:

Dollars and shares in millions, except per share data (per share data assume dilution)

Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

Unusual Charges
---------------
As the extraordinarily weak economic conditions of 2001 continued into 2002, Eaton undertook additional restructuring actions in the first quarter to further reduce fixed operating costs across all business segments and certain corporate functions. The operational restructuring charges are included in the Statements of Consolidated Income in Income from operations and reduced operating profit of the related business segment. The corporate charges are included in the Statements of Consolidated Income in Income from operations and in Business Segment Information in Corporate & other-net.

A summary of unusual charges recorded in each year follows:

                                       Three months ended
                                            March 31
                                       ------------------
                                         2002      2001
                                         ----      ----
Operational restructuring charges
  Fluid Power                            $ 17      $  7
  Industrial & Commercial Controls         13
  Automotive                                1
  Truck                                    14        38
Corporate charges                           4
                                         ----      ----
Pretax                                   $ 49      $ 45
                                         ====      ====
After-tax                                $ 33      $ 30
Per Common Share                          .46       .43

Restructuring liabilities remaining at December 31, 2001, those recorded in 2002 as described above, and those utilized thus far in 2002, are summarized as follows:

                     Workforce reductions  Inventory &      Plant
                     --------------------  other asset  consolidation
                     Employees    Dollars  write-downs     & other     Total
                     ---------    -------  -----------  -------------  -----
Liabilities remaining
  at December 31, 2001    344       $ 21         $  0         $  2     $ 23
2002 charges            1,485         37            6            6       49
Utilized in 2002       (1,079)       (29)          (6)          (4)     (39)
                        -----       ----         ----         ----     ----
Liabilities remaining
  at March 31, 2002       750       $ 29         $  0         $  4     $ 33
                        =====       ====         ====         ====     ====

New Accounting Pronouncement - Adoption of SFAS No. 142
-------------------------------------------------------
Effective January 1, 2002, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". Upon adoption, the Company discontinued the amortization of goodwill and indefinite life intangible assets recorded in connection with previous business combinations. First quarter 2002 results were impacted favorably by this reduction in amortization expense of $18 ($16 after-tax, or $.22 per Common Share). A reconciliation of net income and earnings per Common Share for the first quarter of 2001, as if SFAS No. 142 had been adopted as of the beginning of that year follows:

                                               Three months ended
                                                    March 31
                                               ------------------
                                                 2002      2001
                                                 ----      ----
Reported net income                              $ 33      $ 50
Add back amortization of goodwill & indefinite
  life intangible assets, net of tax                         16
                                                 ----      ----
Adjusted net income                              $ 33      $ 66
                                                 ====      ====

Reported net income per Common Share assuming
  dilution                                       $.47      $.72
Add back amortization of goodwill & indefinite
  life intangible assets, net of tax                        .22
                                                 ----      ----
Adjusted net income per Common Share             $.47      $.94
                                                 ====      ====

SFAS No. 142 changes the accounting for goodwill and indefinite life intangible assets from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. Eaton is in the process of completing the initial impairment test for goodwill as of January 1, 2002, which must be completed by June 30, 2002. Eaton does not expect to recognize an impairment charge as a result of this initial impairment test.

A summary of goodwill and other intangible assets follows:

                                March 31, 2002           December 31, 2001
                          -------------------------  -------------------------
                          Historical    Accumulated  Historical    Accumulated
                                cost   amortization        cost   amortization
                          ----------   ------------  ----------   ------------

Goodwill                      $2,253           $335      $2,218           $316
			            ======	     ====	   ======	        ====

Intangible assets not
  subject to amortization
 (primarily trademarks)       $  333           $ 24      $  330           $ 24
			            ======	     ====	   ======	        ====

Intangible assets subject to
  amortization
    Patents                   $  190           $ 67      $  190           $ 63
    Other                        142             59         176             76
                              ------           ----      ------           ----
                              $  332           $126      $  366           $139
                              ======           ====      ======           ====

Expense related to intangible assets subject to amortization for the first quarter of 2002 was $6. Estimated annual pretax expense for intangible assets subject to amortization for each of the next five years follows: 2002, $22; 2003, $21; 2004, $16; 2005, $15; and 2006, $15.

Pension and Other Postretirement Benefit Expense
------------------------------------------------
Pretax income in 2002 was reduced by $19 ($12 after-tax, or $.17 per Common Share) in comparison to 2001 due to the effect on pension income of the decline in stock market valuations on Eaton's pension fund assets, coupled with lower discount rates associated with pension and other postretirement benefit liabilities.

Gain on Sales of Businesses
---------------------------
During the first quarter of 2001, in separate transactions the Company sold the Vehicle Switch/Electronics Division (VS/ED) and certain assets of the Truck business. The sales of these businesses resulted in a pretax gain of $38 ($7 after-tax, or $.10 per Common Share). In
Business Segment Information, the operating results of VS/ED are included in divested operations for 2001.

Income Taxes
------------
The effective income tax rate for the first quarter of 2002 was 31.0% compared to 51.7% for the same period in 2001. The higher rate in 2001 was primarily the result of the tax effect of book/tax basis differences related to businesses sold in the first quarter of 2001 which increased tax expense by $18. Excluding the negative tax consequences related to the sales of businesses in 2001, the effective tax rate for the first quarter of 2001 was 34.0% compared to 31.0% in 2002.

Financial Presentation Changes
------------------------------
Certain amounts for 2001 have been reclassified to conform to the current year presentation.

Inventories
-----------
                                         March 31,   December 31,
                                           2002          2001
                                           ----          ----
Raw materials                             $ 272         $ 260
Work-in-process and
  finished goods                            430           455
                                          -----         -----
Gross inventories at FIFO                   702           715
Excess of current cost
  over LIFO cost                            (34)          (34)
                                          -----         -----
Net inventories                           $ 668         $ 681
                                          =====         =====

Net Income per Common Share
---------------------------
The calculation of net income per Common Share assuming dilution and basic follows:

                                    	Three Months Ended
	                                         March 31
                                    	------------------
	                                     2002        2001
                                           ----        ----
Net income                                 $ 33        $ 50
                                           ====        ====
Average number of Common Shares
  outstanding assuming dilution            71.2        70.1
Less dilutive effect of stock
  options	                                1.1         1.1
	                                     ----	     ----
Average number of Common Shares
  outstanding basic	                   70.1        69.0
                                           ====        ====
Net income per Common Share
  Assuming dilution	                   $.47        $.72
  Basic	                                .48         .73
                                  Page 9

Comprehensive Income
--------------------
The principal difference between net income as historically reported in the Statements of Consolidated Income and comprehensive income are foreign currency translation adjustments recorded in Shareholders' equity. Comprehensive income is as follows:

                                   Three Months Ended
	                                March 31
                                   -------------------
                                     2002       2001
                                     ----       ----
Net income                           $ 33       $ 50
Foreign currency translation
  and other adjustments	              (10)       (22)
Deferred cash flow hedge
  adjustments                           3         (3)
                                     ----       ----
Comprehensive income                 $ 26       $ 25
                                     ====       ====

Business Segment Information
----------------------------
                                                Three Months Ended
                                                     March 31
                                                ------------------
                                                  2002       2001
                                                  ----       ----
Net sales
  Fluid Power                                   $  597     $  673
  Industrial & Commercial Controls                 486        559
  Automotive                                       385        385
  Truck                                            255        281
                                                ------     ------
Total ongoing operations                         1,723      1,898
Divested operations                                            85
                                                ------     ------
Total net sales                                 $1,723     $1,983
                                                ======     ======

Operating profit (loss)
  Fluid Power                                   $   43     $   62
  Industrial & Commercial Controls                  18         50
  Automotive                                        56         54
  Truck                                            (10)       (38)
                                                ------     ------
Total ongoing operations                           107        128

Divested operations                                             7
Amortization of goodwill & other
  intangible assets                                 (6)       (24)
Interest expense-net                               (27)       (42)
Gain on sales of businesses                                    38
Corporate & other-net                              (26)        (3)
                                                ------     ------
Income before income taxes                          48        104
Income taxes                                        15         54
                                                ------     ------
Net income                                      $   33     $   50
                                                ======     ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions, except per share data (per share data assume dilution)

Results of Operations
---------------------
Sales for the first quarter of 2002 were $1,723, 13% below the same period in 2001. The decline in sales was primarily the result of the continued weakness in the global economy which caused difficult operating conditions in most of Eaton's businesses. Sales from ongoing operations, which exclude the results of the Vehicle Switch/Electronics Division (VS/ED) that were divested in the first quarter of 2001, declined 9% from 2001.

Net income was $33 in the first quarter of 2002, or $.47 per Common Share, compared to $50 in 2001, or $.72 per share. The decline was the result of the lower level of sales in 2002, and also reflected restructuring charges and reduced pension income recorded in 2002, partially offset by reduced expense related to the amortization of goodwill and indefinite life intangible assets, as discussed below. These results benefited from the aggressive restructuring actions, taken in both years to resize the Company in response to the weaker economic conditions, and tight control over expenditures. Before restructuring charges and gain on sales of businesses, operating earnings in 2002 were $66, or $.93 per share, compared to $73 in the first quarter of 2001, or $1.05 per share.

As the extraordinarily weak economic conditions of 2001 continued into 2002, Eaton undertook additional restructuring actions in the first quarter to further reduce fixed operating costs across all four business segments and certain corporate functions. During the first quarter of 2002, the Company recorded $49 of restructuring charges ($33 after-tax, or $.46 per Common Share). In the first quarter of 2001, restructuring charges of $45 were recorded ($30 after-tax, or $.43 per share) related to the Truck and Fluid Power segments. The restructuring charges are included in the Statements of Consolidated Income in Income from operations and reduced operating profit of the related business segment.

Results for 2002 were favorably impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, which eliminated the amortization of goodwill and indefinite life intangible assets recorded in connection with previous business combinations. This accounting change increased pretax income for the first quarter of 2002 by $18 ($16 after-tax, or $.22 per Common Share).

Pretax income in 2002 was reduced by $19 ($12 after-tax, or $.17 per Common Share) in comparison to 2001 due to the effect on pension income of the decline in stock market valuations on Eaton's pension fund assets, coupled with lower discount rates associated with pension and other postretirement benefit liabilities.

As displayed in the Statements of Consolidated Income, Income from operations of $72 in the first quarter of 2002 decreased 26% from the same period in 2001. The decline was primarily the result of the lower level of sales in 2002, coupled with the effect of restructuring charges and reduced pension income recorded in 2002. These negative effects on income from operations were partially offset by reduced expense related to the amortization of goodwill and indefinite life intangible assets.

During the first quarter of 2001, in separate transactions the Company sold VS/ED and certain assets of the Truck business. The sales of these businesses resulted in a pretax gain of $38 ($7 after-tax, or $.10 per Common Share). This gain is reported as a separate line in the Statements of Consolidated Income and in Business Segment Information. In Business Segment Information, the operating results of VS/ED are included in divested operations for 2001.

The effective income tax rate for the first quarter of 2002 was 31.0% compared to 51.7% for the same period in 2001. The higher rate in 2001 was primarily the result of the tax effect of book/tax basis differences related to businesses sold in the first quarter of 2001 which increased tax expense by $18. Excluding the negative tax consequences related to the sales of businesses in 2001, the effective tax rate for the first quarter of 2001 was 34.0% compared to 31.0% in 2002.

Business Segments
-----------------
Fluid Power
-----------
First quarter 2002 sales of Eaton's largest business segment, Fluid Power, were $597, 11% below one year earlier. Excluding sales of the Air Conditioning & Refrigeration business, which was divested in the third quarter of 2001, segment sales were off 8% compared to the first quarter of 2001. This compares to a decline of about 11% in Fluid Power's markets, with North American fluid power industry shipments off about 9%, and Aerospace markets off about 17%. While Eaton is beginning to see the early signs of very modest strengthening in the traditional mobile and industrial hydraulics markets, it does not anticipate a significant recovery in these markets until the middle of the second half of 2002. The Aerospace market has weakened and the Company anticipates that it will weaken further during the balance of this year. The earlier forecast for a 25% to 30% decline in the commercial aerospace markets this year, offset by a 5% improvement in military markets, still is the current expectation.

Operating profits for the first quarter of 2002 were $43, down from $62 one year earlier. This reduction was due in large part to lower sales in 2002 and restructuring charges of $17 recorded in the first quarter of 2002, an increase from $7 in the prior year. Despite the weak performance of this segment's end markets, the benefits of the restructuring actions are being realized. Operating profits before restructuring charges were $60 for the first quarter of 2002 (10.0% of sales), down 13% from $69 one year ago (10.2% of sales).

During the first quarter of 2002, Eaton announced a multi-year contract with Airbus to provide products for hydraulic fluid conveyance in the new Airbus A380, the world's largest commercial aircraft. The contract has potential revenue of $70 over the next 20 years. This contract was the second contract awarded to Eaton for the Airbus A380, with the combined contracts expected to generate revenues of approximately $270 over the next 20 years. BMW also awarded Eaton a multi-year contract during the first quarter to provide fluid hose assemblies for two major automobile production models. This contract is expected to have revenues in excess of $150 over the life of the contract. In addition to these announcements, several other programs were awarded to Eaton in 2001, which should generate increased revenue in 2002, helping this business grow faster than its end markets.

Industrial & Commercial Controls
--------------------------------
In the Industrial & Commercial Controls segment, first quarter 2002 sales were $486, down 13% from one year earlier, compared to an estimated 24% decline in the North American markets for this business. End markets for the electrical business remain very soft. Eaton expects that the long-cycle, large-project portion of this business will continue to soften through the balance of this year, with a recovery not expected until year-end. The residential market is one of the bright spots for the Company's electrical business, with United States housing starts holding steady at a 1.7 million rate during the first quarter, which was stronger than anticipated. Eaton's strong performance in the residential segment, fueled by the successful new Fire-GuardTM arc fault circuit interrupter product line, helped the electrical business grow faster than its overall end market demand.
The Company also continues to be pleased with the growth and improved profitability of the Cutler-Hammer Engineering Services and Systems (C-H ESS) business.

Operating profits for the first quarter of 2002 were $18, down from $50 one year earlier. This reduction was due in large part to lower sales in 2002 and restructuring charges of $13 recorded in the first quarter of 2002. As a result of the continued weak economic conditions, this segment took additional actions in 2002 as part of a cost reduction plan initiated in the second quarter of 2001. Operating profits before restructuring charges were $31 for the first quarter of 2002 (6.5% of sales), down 37% from $50 one year ago (9.0% of sales). The decreased profitability was attributable to prolonged economic weakness, especially in the more profitable distributor flow goods business, and inventory reductions at distributors which commenced nearly one year ago.

During the first quarter of 2002, Eaton announced the formation of its new Performance Power Solutions organization and a significant new business relationship with Johnson Controls, Inc. This expansion of the C-H ESS business is expected to result in $300 of new business revenue over the next four years.

Additionally, the Company will benefit from a new three-year, $80 agreement with Caterpillar to be the exclusive supplier of electrical switchgear for the self-contained mobile generator set systems known as Caterpillar Power Modules. Eaton will provide Cutler-Hammer power distribution equipment to protect and control the generator sets contained in the modules.

Automotive
----------
First quarter 2002 Automotive segment sales of $385 were identical to those a year ago. Sales were 2% above the first quarter of 2001 excluding the results of a product line divested in the third quarter of 2001. NAFTA automotive production was up 1%, while European production declined approximately 4% compared to the same period last year. The Automotive segment recorded a solid quarter. The continued strong record of new product introductions and market share gain is demonstrated by this quarter's strong performance.

Operating profits for the first quarter of 2002 were $56 (14.7% of sales) compared to $54 (14.1% of sales) in the same period of 2001.

During the first quarter of 2002, Eaton announced that Mercedes-Benz selected the Company to provide key components for the new M-271 engine. Eaton will provide superchargers, intake and exhaust valves, roller rocker arms and lash adjusters. Sales of these components are expected to exceed $375 over the multi-year contract. Production is scheduled to begin later this year.

Truck
-----
First quarter 2002 Truck segment sales of $255 were 9% below those in the same period last year. NAFTA heavy-duty truck production was down 8%, NAFTA medium-duty truck production was down 9%, European truck production was down 16% and South American production decreased by approximately 4%. Eaton is increasingly confident that its Truck business has bottomed, as both NAFTA industry order levels and the Company's own orders have started to climb substantially. Eaton expects that second quarter heavy-duty truck production could increase as much as 20% to 25% from current levels. The Company continues to estimate that the full-year forecast for NAFTA heavy-duty truck production will total 150,000 units, but if industry order rates keep growing as rapidly as they have over the last few months, actual production could end up being greater than 150,000 units.

Operating losses for the first quarter of 2002 were $10, down from $38 one year earlier. This reduction was due in large part to restructuring charges of $14 recorded in the first quarter of 2002, down from $38 of charges one year earlier. Operating profits before restructuring charges were $4 compared to a breakeven quarter a year ago. The positive impact of Eaton's restructuring actions is very evident in the first quarter results for this segment. The Company expects to realize additional earnings leverage as volumes continue to strengthen.

During the first quarter of 2002, the Company announced the closure of its Shelbyville, Tennessee facility. The action is the result of Eaton's efforts to reduce fixed costs and rationalize manufacturing capacity. The facility will remain open through the third quarter of 2002 to support an anticipated temporary ramp-up in demand for trucks associated with new engine emission standards, which will become effective October 1, 2002. The Company expects its second and third quarter sales and operating profits to benefit from truck customers accelerating their planned orders in order to increase the units purchased prior to the new emission standards taking effect. This anticipated acceleration is expected to result in lower demand for trucks in the fourth quarter of 2002 and early next year compared to earlier estimates.

Non-operating Income (Expense)
------------------------------
Results for 2002 were favorably impacted by the adoption of SFAS No. 142, which eliminated the amortization of goodwill and indefinite life intangible assets recorded in connection with previous business combinations. This accounting change resulted in an $18 reduction of amortization of goodwill and intangible assets compared to 2001.

Net interest expense was $27 for the first quarter of 2002, down $15 from the first quarter of 2001. The decrease was primarily related to the $639 reduction of debt from the end of the first quarter of 2001 to March 31, 2002, as well as a reduction of interest rates in 2001.

Corporate and other expense-net increased to $26 in the first quarter of 2002 from $3 in same period in 2001. This was primarily the result of reduced pension income of $19 in 2002 compared to 2001. The reduced income was due to the effect of the decline in stock market valuations on Eaton's pension fund assets, coupled with lower discount rates associated with pension and other postretirement benefit liabilities. Expense in 2002 also increased by $4 due to severance and other one-time costs associated with reductions in the workforce taken to reduce the costs of certain corporate functions.

Changes in Financial Condition
------------------------------
The Company's financial position remained strong at the end of the first quarter of 2002. Net working capital decreased slightly to $702 at March 31, 2002 compared to $718 at the end of 2001 (the current ratio was 1.4 at March 31, 2002 and December 31, 2001). The primary reason for the reduction in working capital was a decrease in cash and short-term investments, which reflected in part the repayment of $99 of debt during the first quarter of 2002.

Eaton continued to generate cash from operating activities, which is the primary source of funds to finance the needs of the Company. Operating activities generated cash of $83 in the first quarter of 2002, compared to $109 in the first quarter of 2001. Eaton's ability to generate significant cash flow from operations in a period of reduced net income is primarily the result of the broad implementation of the Eaton Business System, with results evident in the continued reduction in working capital and capital expenditure levels that have contributed to a further strengthening of the balance sheet. Capital expenditures were $40, $23 below the first quarter of 2001.

Total debt of $2,341 at March 31, 2002 decreased $99 from year-end 2001. The Company has credit facilities of $900, $500 of which expire in 2003 and $400 in 2005. The Company made additional progress toward its goal of further strengthening its balance sheet and reducing its net debt to total capital ratio. During the first quarter 2002, the ratio improved to 45.3% at March 31, 2002 compared to 46.2% at year-end 2001.

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning Eaton's worldwide markets, benefits from its restructuring programs, cash flow and volumes from new business awards. These statements are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's products, failure to implement restructuring plans, an unanticipated downturn in business relationships with customers or sales to these customers, competitive pressures on sales and pricing, increases in cost of material and other production costs that cannot be recouped in product pricing, the introduction of competing technologies, unexpected technical or marketing difficulties and unanticipated further deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk", of the Company's 2001 Annual Report on Form 10-K. Long-term debt decreased to $2,144 at March 31, 2002 from $2,252 at the end of 2001. This decrease was primarily due to the repayment of $99 of debt during the first quarter of 2002. There were no other material changes in debt and financial instruments during the first quarter of 2002.

                 PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 24, 2002, at which shareholders re-elected four directors, approved the Company's 2002 Stock Plan and ratified the appointment of the accounting firm of Ernst & Young LLP as the Company's independent auditors for 2002.

Results of the voting in connection with each issue were as follows:

Voting on Directors            For         Withheld           Total
-------------------            ---         --------           -----
Ned C. Lautenbach           62,101,490     1,193,012       63,294,502
John R. Miller              62,226,159     1,068,343       63,294,502
Furman C. Moseley           62,164,216     1,130,286       63,294,502
Victor A. Pelson            62,158,887     1,135,615       63,294,502

Approval of 2002 Stock Plan
---------------------------
In Favor      50,602,068
Against       12,025,644
Abstain          666,790
              ----------
Total         63,294,502
              ==========

Ratification of Independent Auditors
------------------------------------
In Favor      60,649,198
Against        2,204,133
Abstain          441,171
              ----------
Total         63,294,502
              ==========


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

1. On January 22, 2002, the Company filed a Current Report on
Form 8-K regarding the fourth quarter 2001 earnings release.

2. On April 15, 2002, the Company filed a Current Report on Form
8-K regarding the first quarter 2002 earnings release.

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

                                Eaton Corporation
                                -----------------------------
                                Registrant

Date:  May 13, 2002             /s/ Richard H. Fearon
                                -----------------------------
                                Richard H. Fearon
                                Executive Vice President and Chief
                                Financial and Planning Officer

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


       12             Ratio of Earnings to Fixed Charges

                             Eaton Corporation
                     2002 Quarterly Report on Form 10-Q
                                  Item 6
                                Exhibit 12
                     Ratio of Earnings to Fixed Charges

                                                       Year ended December 31
                                   March 31,  ----------------------------------------
                                     2002     2001     2000     1999     1998     1997
                                     ----     ----     ----     ----     ----     ----
Income from continuing
  operations before income taxes
  & extraordinary item             $   48   $  278   $  552   $  943   $  616   $  730
Adjustments
  Minority interests in
    consolidated subsidiaries           2        8        8        2       (2)       1
  Income of equity investees            0        0       (1)      (1)      (1)      (3)
  Interest expensed                    28      149      182      159       93       86
  Amortization of debt issue
    costs                               0        1        1        0        0        1
  Estimated portion of rent
    expense representing
    interest                            9       38       39       36       28       25
  Amortization of capitalized
    interest                            3       13       10        8        7        8
  Distributed income of equity
    investees                           0        0        1        0        1        2
                                   ------   ------   ------   ------   ------   ------
Adjusted income from continuing
  operations before income
  taxes & extraordinary item       $   90   $  487   $  792   $1,147   $  742   $  850
                                   ======   ======   ======   ======   ======   ======
Fixed charges
  Interest expensed                $   28   $  149   $  182   $  159   $   93   $   86
  Interest capitalized                  3       12       22       21       16       12
  Amortization of debt issue
    costs                               0        1        1        0        0        1
  Estimated portion of rent
    expense representing
    interest                            9       38       39       36       28       25
                                   ------   ------   ------   ------   ------   ------
Total fixed charges                $   40   $  200   $  244   $  216   $  137   $  124
                                   ======   ======   ======   ======   ======   ======
Ratio of earnings to fixed
  charges                            2.25     2.44     3.25     5.31     5.42     6.85

Income from continuing operations before income taxes & extraordinary item for periods prior to March 31, 2002 includes amortization expense related to goodwill and other intangible assets. Upon adoption of SFAS No. 142 on January 1, 2002 the Company ceased amortization of goodwill and indefinite lived intangible assets.