Form 10-Q
period 2002-06-30
EATON CORP
filed 2002-08-09
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended June 30, 2002
                     -------------


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



There were 70.5 million Common Shares outstanding as of June 30, 2002.









                Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets

                                              June 30,  December 31,
(Millions)                                      2002      2001
                                                ----      ----
ASSETS
Current assets
  Cash & short-term investments               $  322    $  311
  Accounts receivable                          1,171     1,070
  Inventories                                    669       681
  Deferred income taxes & other
    current assets                               338       325
                                              ------    ------
                                               2,500     2,387
Property, plant & equipment-net                1,974     2,050
Goodwill                                       1,935     1,902
Other intangible assets                          509       533
Other assets                                     737       774
                                              ------    ------
                                              $7,655    $7,646
                                              ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt & current portion of
    long-term debt                            $  344    $  188
  Accounts payable                               374       418
  Accrued compensation                           170       158
  Accrued income & other taxes                   271       258
  Other current liabilities                      731       647
                                              ------    ------
                                               1,890     1,669
Long-term debt                                 1,934     2,252
Postretirement benefits other than pensions      666       670
Deferred income taxes & other liabilities        584       580
Shareholders' equity                           2,581     2,475
                                              ------    ------
                                              $7,655    $7,646
                                              ======    ======

See accompanying notes.










Eaton Corporation
Statements of Consolidated Income

                                          Three Months Ended
                                                June 30
                                          ------------------
(Millions except for per share data)        2002      2001
                                            ----      ----
Net sales                                 $1,881    $1,871

Costs & expenses
  Cost of products sold                    1,364     1,400
  Selling & administrative                   305       303
  Research & development                      50        53
                                          ------    ------
                                           1,719     1,756
                                          ------    ------
Income from operations                       162       115

Other income (expense)
  Interest expense-net                       (27)      (38)
  Other-net                                   (8)       (3)
                                          ------    ------
                                             (35)      (41)
                                          ------    ------
Income before income taxes                   127        74
Income taxes                                  39        25
                                          ------    ------
Net income                                $   88    $   49
                                          ======    ======

Net income per Common Share
  assuming dilution                       $ 1.21    $  .69
Average number of Common Shares
  outstanding                               72.1      70.7

Net income per Common Share basic         $ 1.24    $  .70
Average number of Common Shares
  outstanding                               70.7      69.5

Cash dividends paid per Common Share      $  .44    $  .44

See accompanying notes.














Eaton Corporation
Statements of Consolidated Income

                                          Six Months Ended
                                              June 30
                                          -----------------
(Millions except for per share data)        2002      2001
                                            ----      ----
Net sales                                 $3,604    $3,854

Costs & expenses
  Cost of products sold                    2,650     2,897
  Selling & administrative                   615       624
  Research & development                     105       121
                                          ------    ------
                                           3,370     3,642
                                          ------    ------
Income from operations                       234       212

Other income (expense)
  Interest expense-net                       (54)      (80)
  Gain on sales of businesses                           38
  Other-net                                   (5)        8
                                          ------    ------
                                             (59)      (34)
                                          ------    ------
Income before income taxes                   175       178
Income taxes                                  54        79
                                          ------    ------
Net income                                $  121    $   99
                                          ======    ======

Net income per Common Share
  assuming dilution                       $ 1.68    $ 1.41
Average number of Common Shares
  outstanding                               71.6      70.4

Net income per Common Share basic         $ 1.71    $ 1.43
Average number of Common Shares
  outstanding                               70.4      69.2

Cash dividends paid per Common Share      $  .88    $  .88

See accompanying notes.













Eaton Corporation
Condensed Statements of Consolidated Cash Flows

                                                         Six Months Ended
                                                             June 30
                                                        -----------------
(Millions)                                                2002      2001
                                                          ----      ----
Net cash provided by operating activities
  Net income                                            $  121    $   99
  Adjustments to reconcile to net cash provided
    by operating activities
      Depreciation & amortization                          176       179
      Amortization of goodwill & other intangible assets    11        48
      Gain on sales of businesses                                    (38)
      Changes in operating assets & liabilities,
        excluding acquisitions and sales of
        businesses                                         (11)       38
      Other-net                                             18       (25)
                                                        ------    ------
                                                           315       301

Net cash provided by (used in) investing activities
  Expenditures for property, plant & equipment             (87)     (139)
  Acquisitions of businesses, less cash acquired           (10)      (25)
  Sales of businesses                                                313
  Net increase in short-term investments                   (43)      (60)
  Other-net                                                            5
                                                        ------    ------
                                                          (140)       94

Net cash used in financing activities
  Borrowings with original maturities of more
    than three months
      Proceeds                                             122     1,053
      Payments                                            (451)     (898)
  Borrowings with original maturities of less
    than three months - net                                127      (488)
  Cash dividends paid                                      (61)      (60)
  Proceeds from exercise of employee stock options          40        25
  Purchase of Common Shares                                           (4)
                                                        ------    ------
                                                          (223)     (372)
                                                        ------    ------
Total (decrease) increase in cash                          (48)       23
Cash at beginning of period                                112        82
                                                        ------    ------
Cash at end of period                                   $   64    $  105
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

Unusual Charges
---------------
As the extraordinarily weak economic conditions of 2001 continued into 2002, Eaton undertook additional restructuring actions in the first half of 2002 to further reduce fixed operating costs across its business segments and certain corporate functions as described below.

                              Three months ended         Six months ended
                                   June 30                   June 30
                              ------------------         ----------------
                                2002      2001            2002      2001
                                ----      ----            ----      ----
Operational restructuring
  charges
    Fluid Power                 $  1      $  7            $ 18      $ 14
    Industrial & Commercial
      Controls                     2         4              15         4
    Automotive                                               1
    Truck                                    5              14        43
Corporate restructuring charge                               4
Other corporate charge                      10                        10
                                ----      ----            ----      ----
Pretax                          $  3      $ 26            $ 52      $ 71
                                ====      ====            ====      ====
After-tax                       $  2      $ 17            $ 35      $ 47
Per Common Share                 .03       .25             .49       .67

The operational restructuring charges are included in the Statements of Consolidated Income in Income from operations and reduced operating profit of the related business segment. The corporate restructuring charge is included in the Statements of Consolidated Income in Income from operations and the Other corporate charge is included in Other expense-net. All of the corporate restructuring and other charges are included in Business Segment Information in Corporate & other-net.



The other corporate charge of $10 in the second quarter of 2001 resulted from an arbitration award related to a contractual dispute over supply arrangements initiated in February 1999 against Vickers, Incorporated, a subsidiary of Aeroquip-Vickers, Inc., which was acquired by Eaton in April 1999.

Restructuring liabilities recorded at December 31, 2001, those recorded in 2002 as described above, and those utilized thus far in 2002, are summarized as follows:

                      Workforce reductions  Inventory &      Plant
                      --------------------  other asset  consolidation
                      Employees    Dollars  write-downs    & other      Total
                      ---------    -------  -----------  -------------  -----
Liabilities remaining
  at December 31, 2001    344       $ 21        $  0          $  2      $ 23
2002 charges  		1,581         38           7             7        52
Utilized in 2002       (1,484)       (40)         (7)           (2)      (49)
                        -----       ----        ----          ----      ----
Liabilities remaining
  at June 30, 2002        441       $ 19        $  0          $  7      $ 26
                        =====       ====        ====          ====      ====

Goodwill and Other Intangible Assets
------------------------------------
Effective January 1, 2002, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". Upon adoption, the Company discontinued the amortization of goodwill and indefinite life intangible assets recorded in connection with previous business combinations Second quarter 2002 results were impacted favorably by this reduction in amortization expense of $19 ($16 after-tax, or $.22 per Common Share). Results for the first half of 2002 were similarly impacted by this reduction in amortization expense of $37 ($32 after-tax, or $.44 per share). A reconciliation of net income and earnings per Common Share for the second quarter and first half of 2001, as if SFAS No. 142 had been adopted as of the beginning of that year follows:

                                        Three months ended     Six months ended
                                              June 30              June 30
                                        ------------------     ----------------
                                          2002      2001        2002      2001
                                          ----      ----        ----      ----
Reported net income                      $  88     $  49       $ 121     $  99
Add back amortization of goodwill
  & indefinite life intangible assets,
  net of tax                                          16                    32
                                         -----     -----       -----     -----
Adjusted net income                      $  88     $  65       $ 121     $ 131
                                         =====     =====       =====     =====
Reported net income per Common Share
  Assuming dilution                      $1.21     $ .69       $1.68     $1.41

Add back amortization of goodwill
  & indefinite life intangible assets,
  net of tax                                         .22                   .44
                                         -----     -----       -----     -----
Adjusted net income per Common Share     $1.21     $ .91       $1.68     $1.85
                                         =====     =====       =====     =====

SFAS No. 142 changes the accounting for goodwill and indefinite life intangible assets from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. In the second quarter of 2002, Eaton completed the initial impairment test for goodwill and indefinite life intangible assets as of January 1, 2002. This test confirmed that the fair value of the Company's reporting units exceeds their carrying values, and that no impairment loss needed to be recognized upon adoption of SFAS No. 142.

A summary of goodwill and other intangible assets follows:

                                June 30, 2002            December 31, 2001
                          -------------------------  -------------------------
                          Historical    Accumulated  Historical    Accumulated
                                cost   amortization        cost   amortization
                          ----------   ------------  ----------   ------------
Goodwill                      $2,270           $335      $2,218           $316
			            ======	     ====	   ======	        ====

Intangible assets not
  subject to amortization
 (primarily trademarks)       $  333           $ 24      $  330           $ 24
			            ======	     ====	   ======	        ====

Intangible assets subject to
  amortization
    Patents                   $  190           $ 70      $  190           $ 63
    Other                        142             62         176             76
                              ------           ----      ------           ----
                              $  332           $132      $  366           $139
                              ======           ====      ======           ====

Expense related to intangible assets subject to amortization for the first half of 2002 was $11. Estimated annual pretax expense for intangible assets subject to amortization for each of the next five years follows: 2002, $22; 2003, $21; 2004, $16; 2005, $15; and 2006, $15.

Pension and Other Postretirement Benefit Expense
------------------------------------------------
Pretax income for the second quarter of 2002 was reduced by $14 ($9 after-tax, or $.13 per Common Share) compared to the same period in 2001 due to the effect on pension income of the decline in stock market valuations on Eaton's pension fund assets, coupled with lower discount rates associated with pension and other postretirement benefit liabilities. Pretax income for the first half of 2002 was similarly reduced by $33 ($21 after-tax, or $.30 per share) compared to the same period in 2001.

Gain on Sales of Businesses and Other Corporate Assets
------------------------------------------------------
During the first quarter of 2001, the Company sold the Vehicle Switch/ Electronics Division (VS/ED) and certain assets of the Truck business.
The sales of these businesses resulted in a pretax gain of $38($7 after-tax, or $.10 per Common Share). In Business Segment Information the operating results of VS/ED are included in divested operations for 2001.

Income Taxes
------------
The effective income tax rate for the first half of 2002 was 31.0% compared to 44.3% for the same period in 2001. The higher rate in 2001 was primarily the result of the tax effect of book/tax basis differences related to businesses sold in the first quarter of 2001, which increased tax expense by $18. Excluding the negative tax consequences related to the sales of businesses in 2001, the effective tax rate for the first half of 2001 was 34.0% compared to 31.0% in 2002.

Financial Presentation Changes
------------------------------
Certain amounts for 2001 have been reclassified to conform to the current year presentation.

Inventories
-----------
                               June 30,   December 31,
                                 2002        2001
                                 ----        ----
Raw materials                   $ 205       $ 260
Work-in-process and
  finished goods                  498         455
                                -----       -----
Gross inventories at FIFO         703         715
Excess of current cost
  over LIFO cost                  (34)        (34)
                                -----       -----
Net inventories                 $ 669       $ 681
                                =====       =====

Net Income per Common Share
---------------------------
The calculation of net income per Common Share assuming dilution and basic follows:

                                     Three months ended   Six months ended
                                          June 30             June 30
                                     ------------------   ----------------
                                       2002      2001      2002      2001
                                       ----      ----      ----      ----
Net income                            $  88     $  49     $ 121     $  99
                                      =====     =====     =====     =====

Average number of Common Shares
  outstanding assuming dilution        72.1      70.7      71.6      70.4
Less dilutive effect of stock
  options                               1.4       1.2       1.2       1.2
                                      -----     -----     -----     -----
Average number of Common Shares
  outstanding basic                    70.7      69.5      70.4      69.2
                                      =====     =====     =====     =====
Net income per Common Share
  Assuming dilution                   $1.21     $ .69     $1.68     $1.41
  Basic                                1.24       .70      1.71      1.43

Comprehensive Income
--------------------
The principal difference between net income as historically reported in the Statements of Consolidated Income and comprehensive income is foreign currency translation adjustments recorded in Shareholders' Equity. Comprehensive income is as follows:

                                 Three months ended   Six months ended
                                      June 30             June 30
                                 ------------------   ----------------
                                  2002        2001     2002      2001
                                  ----        ----     ----      ----
Net income                        $ 88        $ 49     $121      $ 99
Foreign currency translation
  and other adjustments             (6)         (9)     (16)      (31)
Deferred gain (loss) on cash
  flow hedges                                    1        3        (2)
                                  ----        ----     ----      ----
Comprehensive income              $ 82        $ 41     $108      $ 66
                                  ====        ====     ====      ====

Business Segment Information
----------------------------

                                     Three Months Ended    Six Months Ended
                                          June 30               June 30
                                     ------------------   -----------------
                                       2002      2001       2002      2001
                                       ----      ----       ----      ----
Net sales
  Fluid Power                        $  628    $  656     $1,225    $1,329
  Industrial & Commercial Controls      519       564      1,005     1,123
  Automotive                            419       391        804       776
  Truck                                 315       260        570       541
                                     ------    ------     ------    ------
Total ongoing operations              1,881     1,871      3,604     3,769
Divested operations                                                     85
                                     ------    ------     ------    ------
Total net sales                      $1,881    $1,871     $3,604    $3,854
                                     ======    ======     ======    ======


Operating profit (loss)
  Fluid Power                        $   58    $   53     $  101    $  115
  Industrial & Commercial Controls       42        49         60        99
  Automotive                             64        55        120       109
  Truck                                  30        (5)        20       (43)
                                     ------    ------     ------    ------
Total ongoing operations                194       152        301       280

Divested operations                                                      7
Amortization of goodwill & other
  intangible assets                      (5)      (24)       (11)      (48)
Interest expense-net                    (27)      (38)       (54)      (80)
Gain on sales of businesses                                             38
Corporate & other-net                   (35)      (16)       (61)      (19)
                                     ------    ------     ------    ------
Income before income taxes              127        74        175       178
Income taxes                             39        25         54        79
                                     ------    ------     ------    ------
Net income                           $   88    $   49     $  121    $   99
                                     ======    ======     ======    ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Sales for the second quarter of 2002 were $1,881, 1% above the same period in 2001. Sales for the first half of 2002 of $3,604 were down 6% from the same period in 2001. The increase in sales for the second quarter was primarily the result of the continued strong performance by Eaton's Automotive segment and a partial recovery in the Truck segment. The decline in sales for the first half of 2002 was primarily in the Fluid Power and Industrial and Commercial Controls segments, a result of the continued weakness in the global markets served by these businesses. Excluding the sales of the Vehicle Switch/ Electronics Division (VS/ED) in the first quarter of 2001 prior to its divestiture, sales for the first half of 2002 declined 4%.

Net income for the second quarter of 2002 was 80% above the same period in 2001, with income in 2002 of $88 and earnings per Common Share of $1.21, compared to income of $49 and $.69 per share in 2001. Net income for the first six months of 2002 of $121 and earnings per share of $1.68, increased 22% and 19%, respectively, over the same period in 2001. These increases were primarily the result of the benefits of the restructuring actions taken over the last 18 months to resize the Company. Improved income was also due to lower restructuring expenses in 2002 compared to 2001 and reduced expense related to the amortization of goodwill and indefinite life intangible assets. Income was also affected by reduced pension income and higher expense for other post retirement benefits, as discussed below. Before restructuring charges, operating earnings for the second quarter of 2002 were $90, or $1.24 per share, 36% and 32%, respectively, above one year earlier on a similar basis. Before restructuring and unusual charges and gain on sales of businesses, operating earnings for the first half of 2002 were $156, or $2.17 per share, compared to $139, or $1.98 per share, for the same period in 2001.


As the extraordinarily weak economic conditions of 2001 continued into 2002, Eaton undertook additional restructuring actions in the first half of 2002 to further reduce fixed operating costs across its business segments and certain corporate functions. During the second quarter of 2002, $3 of operational restructuring charges were recorded ($2 after-tax, or $.03 per Common Share).
In the second quarter of 2001, $16 of operational restructuring charges were recorded as well as an unusual corporate charge of $10 related to an arbitration award in connection with a contractual dispute over supply arrangements with a subsidiary of Eaton (totaling $17 after-tax, or $.25 per share). During the first half of 2002, $52 of operational and corporate restructuring charges were recorded ($35 after-tax, or $.49 per share). In the first half of 2001, $61 of operational restructuring charges and the unusual corporate charge of $10 described above were recorded ($47 after-tax, or $.67 per share). The operational and corporate restructuring charges are included in the Statements of Consolidated Income in Income from operations and reduced operating profit of the related business segment. The corporate charge of $10 related to the arbitration award is included in the Statements of Consolidated Income in Other expense-net and in Business Segment Information in Corporate & other-net.

Results for 2002 were favorably impacted by the adoption of SFAS No. 142, which eliminated the amortization of goodwill and indefinite life intangible assets recorded in connection with previous business acquisitions. This accounting change increased pretax income for the second quarter of 2002 by $19 ($16 after-tax, or $.22 per Common Share) and for the first half of 2002 by $37 ($32 after-tax, or $.44 per share).

Pretax income for the second quarter of 2002 was reduced by $14 ($9 after-tax, or $.13 per Common Share) compared to the same period in 2001 due to the effect on pension income of the decline in stock market valuations on Eaton's pension fund assets, coupled with lower discount rates associated with pension and other postretirement benefit liabilities. Pretax income for the first half of 2002 was similarly reduced by $33 ($21 after-tax, or $.30 per share) compared to the same period in 2001.

As displayed in the Statements of Consolidated Income, Income from operations of $162 in the second quarter of 2002 and $234 in the first half of 2002, were 41% and 10% above the comparable periods in 2001. These increases were primarily attributable to the benefits of the aggressive restructuring actions described above, which are expected to produce $130 of savings in 2002. The increases were also the result of a reduction in restructuring charges recorded in the second quarter and first half of 2002 compared to 2001, and increased sales in the second quarter of 2002. Additionally, the increases reflected reduced expense in 2002 related to amortization of goodwill and indefinite life intangible assets, offset by reduced pension income and higher expense for other post retirement benefits in 2002, as described above.

During the first quarter of 2001, the Company sold the Vehicle Switch/ Electronics Division (VS/ED) and certain assets of the Truck business. The sales of these businesses resulted in a pretax gain of $38($7 after-tax, or $.10 per Common Share). In Business Segment Information the operating results of VS/ED for the first quarter of 2001, before its divestiture, are included in divested operations.





The effective income tax rate for the first half of 2002 was 31.0% compared to 44.3% for the same period in 2001. The higher rate in 2001 was primarily the result of the tax effect of book/tax basis differences related to businesses sold in the first quarter of 2001, which increased tax expense by $18. Excluding the negative tax consequences related to the sales of businesses in 2001, the effective tax rate for the first half of 2001 was 34.0% compared to 31.0% in 2002.

Business Segments
-----------------

Fluid Power
-----------
Second quarter 2002 sales of Eaton's largest business segment, Fluid Power, were $628, 4% below one year earlier. This compares to a decline of about 8% in Fluid Power's markets, with North American fluid power industry shipments off about 4%, and aerospace markets off about 18%. The decline in aerospace markets has been slower than had been expected. Sales for the first half of 2002 were $1,225, off 8% from one year ago.

Operating profits in the second quarter of 2002 were $58, 9% above one year earlier, despite declining sales volume. This improvement was primarily the result of the benefits of aggressive restructuring actions taken to resize this business in prior periods. The improvement also reflected lower restructuring charges in 2002 compared to 2001 with charges of $1 in the second quarter of 2002 and $7 in the same period of 2001. Operating profits for the first half of 2002 were $101, 12% below the same period in 2001, highlighting the extreme weakness in the markets this business serves, and reflecting restructuring charges of $18 in the first half of 2002 and $14 in the same period of 2001. Operating profits before restructuring charges for the second quarter of 2002 were $59 (9.4% of sales) compared to $60 (9.1% of sales) last year, and for the first half of 2002 were $119 (9.7% of sales) compared to $129 in the same period of 2001 (9.7% of sales).

Eaton does not anticipate a recovery in the traditional mobile and industrial hydraulics markets until year-end. The Company also anticipates a 25-30% decline in commercial aerospace markets in the second half of 2002, offset by a 5% improvement in military markets.

During the second quarter, Eaton purchased the remaining 40% interest in its hydraulics systems joint venture company, Jining Eaton Hydraulics Company, Ltd. (JEHYCO), located in Jining, China. JEHYCO is the Company's fourth wholly-owned business in China.

During the first quarter of 2002, Eaton announced a multi-year contract with Airbus to provide products for hydraulic fluid conveyance in the new Airbus
380, the world's largest commercial aircraft. The contract has potential revenue of $70 over the next 20 years. This contract was the second contract awarded to the Company for the Airbus A380, with the combined contracts expected to generate revenues of approximately $270 over the next 20 years. BMW also awarded Eaton a multi-year contract during the first quarter to provide fluid hose assemblies for two major automobile production models. This contract is expected to have revenues in excess of $150 over the life of the contract. In addition to these announcements, several other programs were awarded to the Company in 2001, which should generate increased revenue in 2002, helping this business grow faster than its end markets.

In August, Eaton announced a multi-year contract with Lockheed Martin to supply the wing fluid distribution package on the supersonic multi-role fighter, the F-
35. The award is for the system design and development (SDD) phase of the program and is estimated to produce revenue of $3 over the next two years. This award has the potential of generating revenue of $1,000 over the life of the program.

Industrial & Commercial Controls
--------------------------------
In the Industrial & Commercial Controls segment, second quarter 2002 sales were $519, down 8% from last year, as end markets for the Company's electrical business continued to weaken during the second quarter. North American markets for this business declined an estimated 13% compared to the same period last year. The long-cycle, large-project portion of this business is expected to continue to soften through the balance of this year, with a recovery not expected until year-end. The residential market is one of the bright spots for Eaton's electrical business, helping the segment grow faster than its end markets in the second quarter. Sales for the first half of 2002 of $1,005 were 11% below the same period in 2001.

Operating profits for the second quarter of 2002 were $42, a decrease of 14% compared to the same period in 2001 and for the first half of 2002 were $60, a decrease of 39% from the same period in 2001. The declines in operating profits were primarily the result of weak market conditions in all the sectors this segment serves, and restructuring charges of $2 in the second quarter of 2002 and $15 in the first half, compared to similar charges of $4 in the second quarter and first half of 2001. Operating profits before restructuring charges in the second quarter of 2002 were $44 (8.5% of sales), down 17% from last year's level of $53 (9.4% of sales) and for the first half of 2002 were $75 (7.5% of sales) compared to $103 (9.2% of sales) in the same period of 2001.

During the first quarter of 2002, Eaton announced the formation of its new Performance Power Solutions organization and a significant new business relationship with Johnson Controls, Inc. This business expansion is expected to result in $300 of new business revenue over the next four years. Additionally, the Company will benefit from a new three-year, $80 agreement with Caterpillar to be the exclusive supplier of electrical switchgear for the self-contained mobile generator set systems known as Caterpillar Power Modules. Eaton will provide Cutler-Hammer power distribution equipment to protect and control the generator sets contained in the modules.

In July 2002, Eaton completed the sale of its Navy Controls business for $92.


Automotive
----------
The Automotive segment posted sales of $419 in the second quarter of 2002, 7% over the comparable quarter of last year and the highest quarterly sales the Automotive segment has ever recorded. NAFTA automotive production was up 6%, while European production declined 1%, compared to the same period last year. The Automotive segment continued its strong performance with record sales that considerably outpaced its end markets. The heavy investments this segment has made in new product development over the last several years are delivering results as the Company has been able to accelerate the pace of new product introductions and gain market share. Sales for the first half of 2002 of $804, were 4% above the same period in 2001.

Operating profits in the second quarter of 2002 were $64, up 16% from a year ago. Operating profits for the first half of 2002 were $120, 10% above the same period in 2001. This segment produced a return on sales of 15.3% for the second quarter and 15.0% for the first half of 2002 compared to 14.1% for both periods in 2001.

During the second quarter, further progress was made in growing the Company's supercharger business. In Brazil, the smallest supercharger ever produced was launched for use on the new Ford Fiesta, and delivery began of a high-efficiency supercharger for use with the new M-271 engine program of Mercedes. Eaton is providing superchargers, intake and exhaust valves, roller rocker arms and lash adjusters for the M-271 engine program. Sales of these components are expected to exceed $375 over this multi-year contract.

In July 2002, Eaton announced the acquisition of technology, trademarks, and engineering assets representing the GerodiscTM product line from McLaren Performance Technologies. The addition of this product line to Eaton's existing products is expected to provide broader application for the light-duty automotive differential market.

Truck
-----
The Truck segment posted sales of $315 in the second quarter of 2002, a 21% increase over the comparable period last year. NAFTA heavy-duty truck production was up 24% and NAFTA medium-duty truck production was flat. European truck production was down 6% and South American production decreased by 15%. Sales for the first half of 2002 were $570, 5% above one year earlier. The increases in sales were the result of a modest recovery in North American heavy truck markets, partially in response to accelerated purchases of trucks before new engine emission standards take effect October 1, 2002.

Operating profits in the second quarter of 2002 were $30 (9.5% of sales) compared to breakeven performance a year ago, before restructuring charges of $5. Operating profits for the first half of 2002 were $20 compared to a loss of $43 in 2001, which reflected restructuring charges of $14 in 2002 and $43 in 2001. Before restructuring charges in both periods, operating profits for the first half of 2002 were $34 (6.0% of sales) compared to breakeven performance in the same period of 2001. The positive impact of the extensive restructuring actions over the last 18 months can be seen in the $30 of increased profit in the second quarter of 2002 on increased sales of $55, compared to the same period in 2001.

The Company believes its Truck segment is in a period of recovery as both NAFTA industry order levels and its own orders climbed rapidly throughout the second quarter. The Company expects third quarter NAFTA heavy-duty truck production could increase as much as 15% to 20% from second quarter 2002 levels, and for the full year, expects that NAFTA heavy-duty truck production will total 170,000 units. NAFTA heavy-duty production is expected to peak in the third quarter and decline sharply in the fourth quarter as a result of truck customers accelerating their planned orders in order to increase the units purchased prior to the new emission standards taking effect October 1, 2002. The Company plans to close the Shelbyville, Tennessee transmission plant in the fourth quarter of 2002 as previously announced, in an effort to keep its capacity in line with lower demand.


Non-operating Income (Expense)
------------------------------
Results for 2002 were impacted favorably by the adoption of SFAS No. 142, which eliminated the amortization of goodwill and indefinite life intangible assets recorded in connection with previous business acquisitions. This accounting change resulted in a reduction in amortization expense for the second quarter of 2002 of $19 ($16 after-tax, or $.22 per Common Share) and $37 for the first half ($32 after-tax, or $.44 per share).

Net interest expense of $27 in the second quarter of 2002 decreased by $11 compared to the same period in 2001. Net interest expense of $54 in the first half of 2002 decreased $26 compared to the same period in 2001. The decreases were primarily related to the reduction in debt of $371 from the end of the second quarter of 2001 to June 30, 2002, as well as a reduction of interest rates throughout 2001.

Corporate and other expense-net increased to $35 in the second quarter of 2002 from $16 in the same period in 2001. This was primarily the result of reduced pension income of $14 in 2002 compared to 2001 which was due to the effect of the decline in stock market valuations on Eaton's pension fund assets, coupled with lower discount rates associated with pension and other postretirement benefit liabilities. For the first half of 2002, Corporate and other expense-net increased to $61 compared to $19 for the same period in 2001. This was primarily the result of reduced pension income of $33 for the first half of 2002 compared to 2001 and $4 of severance and other one-time costs associated with reductions in the workforce of certain corporate functions.

Changes in Financial Condition
------------------------------
The Company's financial position remained strong during the first half of 2002. Net working capital decreased to $610 at June 30, 2002 from $718 at the end of 2001 (the current ratio was 1.3 and 1.4 at June 30 and December 31, respectively). The primary reason for the change in working capital was a $156 increase in the current portion of long-term debt during the quarter, which is the result of certain debt obligations maturing during the next 12 months. Accounts receivable increased $101 from year-end 2001 due to increased sales during the second quarter of 2002.

Eaton continued to generate significant cash flow from operating activities, which is the primary source of funds to finance the needs of the Company. Operating activities generated cash of $315 in the first half of 2002, compared to $301 for the same period in 2001. Implementation of the Eaton Business System helped to maintain Eaton's strong financial position through continued tight control over working capital and capital expenditures. Capital expenditures for the first half of 2002 were $87, $52 below the same period in 2001.

Total debt of $2,278 at June 30, 2002 decreased $162 from year-end 2001. The Company made further progress toward its goal of strengthening the balance sheet and reducing its net debt-to-total capital ratio during the first half of 2002. The ratio was reduced to 43.1% at June 30, 2002 from 46.2% at December 31, 2001. The Company has credit facilities of $900, $500 of which expire in 2003 and $400 in 2005.



In July 2002, Eaton issued $300 of 5.75% Notes due 2012. The net proceeds from the Notes will be used to reduce a portion of the indebtedness incurred in connection with the acquisition in 1999 of Aeroquip-Vickers, Inc. and to reduce commercial paper. In July 2002, the Company reached an agreement with the IRS relating to the treatment of its broad-based company-owned life insurance plans for the years 1993 through 1998. Pursuant to the agreement, the Company terminated its remaining broad-based company-owned life insurance plans. The settlement of this issue resulted in no material effect on Eaton's financial position, net income or cash flows.

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning our worldwide markets, volumes from new business awards and relationships (including long-term contracts) which are not necessarily spread evenly throughout the award period, and expenses and benefits of our restructuring programs. These statements are subject to various risks and uncertainties, many of which are outside the company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the company's business segments; failure to implement restructuring plans; unanticipated downturns in business relationships with customers or their purchases from us, including pursuant to new long-term contracts where volumes and the timing of sales can vary materially from expectations and from year to year; competitive pressures on sales and pricing; increase in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges or dispute resolutions; and unanticipated further deterioration of economic and financial conditions in the United States and around the world. We do not assume any obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of the Company's 2001 Annual Report on Form 10-K. Long-term debt decreased to $1,934 at June 30, 2002 from $2,252 at the end of 2001. The decrease is primarily due to the repayment of commercial paper. This decrease was offset by an increase in the carrying value of Euro and Yen debt of $25 during the first half of 2002, primarily the result of a weakening U.S. dollar. There were no other material changes in long-term debt during the six months ended June 30, 2002.
















                    PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

1. On April 15, 2002, the Company filed a Current Report on Form 8-K regarding the first quarter 2002 earnings release.

2. On July 16, 2002, the Company filed a Current Report on Form 8-K regarding the second quarter 2002 earnings release.

3. On July 19, 2002, the Company filed a Current Report on Form 8-K regarding a terms agreement and underwriting agreement with several banks for the issuance of $300 of 5.75% Notes due 2012.






































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

                                  Eaton Corporation
                                  ----------------------------
                                  Registrant

Date:  August 8, 2002            /s/ Richard H. Fearon
                                  ----------------------------
                                  Richard H. Fearon
                                  Executive Vice President -
                                  Chief Financial and Planning Officer










































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


       12             Ratio of Earnings to Fixed Charges






































                             Eaton Corporation
                     2002 Quarterly Report on Form 10-Q
                                  Item 6
                                Exhibit 12
                     Ratio of Earnings to Fixed Charges

                                Six months
                                  ended            Year ended December 31
                                 June 30,   ------------------------------------
                                   2002    2001    2000    1999    1998    1997
                                   ----    ----    ----    ----    ----    ----
Income from continuing
  operations before income taxes
  & extraordinary item           $  175  $  278  $  552  $  943  $  616   $ 730
Adjustments
  Minority interests in
    consolidated subsidiaries         7       8       8       2      (2)      1
  Income of equity investees          0       0      (1)     (1)     (1)     (3)
  Interest expensed                  56     149     182     159      93      86
  Amortization of debt issue
    costs                             1       1       1       0       0       1
  Estimated portion of rent
    expense representing
    interest                         18      38      39      36      28      25
  Amortization of capitalized
    interest                          7      13      10       8       7       8
  Distributed income of equity
    investees                         0       0       1       0       1       2
                                 ------  ------  ------  ------  ------  ------
Adjusted income from continuing
  operations before income
  taxes & extraordinary item     $  264  $  487  $  792  $1,147  $  742  $  850
                                 ======  ======  ======  ======  ======  ======
Fixed charges
  Interest expensed              $   56  $  149  $  182  $  159  $   93  $   86
  Interest capitalized                4      12      22      21      16      12
  Amortization of debt issue
    costs                             1       1       1       0       0       1
  Estimated portion of rent
    expense representing
    interest                         18      38      39      36      28      25
                                 ------  ------  ------  ------  ------  ------
Total fixed charges              $   79  $  200  $  244  $  216  $  137  $  124
                                 ======  ======  ======  ======  ======  ======
Ratio of earnings to fixed
  charges                          3.34    2.44    3.25    5.31    5.42    6.85

Income from continuing operations before income taxes & extraordinary item for years before 2002 include amortization expense related to goodwill and other intangible assets. Upon adoption of SFAS No. 142 on January 1, 2002 the Company ceased amortization of goodwill and indefinite life intangible assets.