Form 10-Q
period 2002-10-31
EATON CORP
filed 2002-11-13
CIK 31277

United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended September 30, 2002
                     ------------------


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



There were 70.5 million Common Shares outstanding as of September 30, 2002.









                Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Eaton Corporation

Condensed Consolidated Balance Sheets

                                          September 30,  December 31,
(Millions)                                      2002      2001
                                                ----      ----
ASSETS
Current assets
  Cash & short-term investments               $  379    $  311
  Accounts receivable                          1,139     1,070
  Inventories                                    634       681
  Deferred income taxes & other
    current assets                               311       325
                                              ------    ------
                                               2,463     2,387
Property, plant & equipment-net                1,898     2,050
Goodwill                                       1,893     1,902
Other intangible assets                          505       533
Other assets                                     711       774
                                              ------    ------
                                              $7,470    $7,646
                                              ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt & current portion of
    long-term debt                            $  199    $  188
  Accounts payable                               368       418
  Accrued compensation                           189       158
  Accrued income & other taxes                   304       258
  Other current liabilities                      764       647
                                              ------    ------
                                               1,824     1,669
Long-term debt                                 1,833     2,252
Postretirement benefits other than pensions      657       670
Deferred income taxes & other liabilities        551       580
Shareholders' equity                           2,605     2,475
                                              ------    ------
                                              $7,470    $7,646
                                              ======    ======

See accompanying notes.










Eaton Corporation
Statements of Consolidated Income

                                         Three Months Ended   Nine Months Ended
                                            September 30         September 30
                                         ------------------   -----------------
(Millions except for per share data)       2002      2001       2002     2001
                                           ----      ----       ----     ----
Net sales                                $1,830    $1,750     $5,434   $5,604

Costs & expenses
  Cost of products sold                   1,316     1,326      3,966    4,223
  Selling & administrative                  302       300        917      924
  Research & development                     51        56        156      177
                                         ------    ------     ------   ------
                                          1,669     1,682      5,039    5,324
                                         ------    ------     ------   ------
Income from operations                      161        68        395      280

Other income (expense)
  Interest expense-net                      (26)      (33)       (80)    (113)
  Gains on sales of businesses               18        23         18       61
  Other-net                                 (21)        3        (26)      11
                                         ------    ------     ------   ------
                                            (29)       (7)       (88)     (41)
                                         ------    ------     ------   ------
Income before income taxes                  132        61        307      239
Income taxes                                 39        21         93      100
                                         ------    ------     ------   ------
Net income                               $   93    $   40     $  214   $  139
                                         ======    ======     ======   ======

Net income per Common Share
  assuming dilution                      $ 1.30    $  .57     $ 2.98   $ 1.97
Average number of Common Shares
  outstanding                              71.9      70.9       71.7     70.5

Net income per Common Share basic        $ 1.32    $  .58     $ 3.03   $ 2.01
Average number of Common Shares
  outstanding                              70.8      69.6       70.5     69.3

Cash dividends paid per Common Share     $  .44    $  .44     $ 1.32   $ 1.32



See accompanying notes.











Eaton Corporation
Condensed Statements of Consolidated Cash Flows

                                                         Nine Months Ended
                                                            September 30
                                                         -----------------
(Millions)                                                 2002      2001
                                                           ----      ----
Net cash provided by operating activities
  Net income                                             $  214    $  139
  Adjustments to reconcile to net cash provided
    by operating activities
      Depreciation & amortization                           265       267
      Amortization of goodwill & other intangible assets     16        72
      Gains on sales of businesses                          (18)      (61)
      Changes in operating assets & liabilities,
        excluding acquisitions and sales of
        businesses                                          127       146
      Other-net                                              39       (68)
                                                         ------    ------
                                                            643       495

Net cash provided by (used in) investing activities
  Expenditures for property, plant & equipment             (139)     (203)
  Acquisitions of businesses, less cash acquired            (11)      (33)
  Sales of businesses                                        95       403
  Net increase in short-term investments                    (77)      (70)
  Other-net                                                  (5)       13
                                                         ------    ------
                                                           (137)      110

Net cash used in financing activities
  Borrowings with original maturities of more
    than three months
      Proceeds                                              419     1,182
      Payments                                             (639)   (1,334)
  Borrowings with original maturities of less
    than three months-net                                  (258)     (359)
  Cash dividends paid                                       (92)      (90)
  Proceeds from exercise of employee stock options           41        27
  Purchase of Common Shares                                           (13)
                                                         ------    ------
                                                           (529)     (587)
                                                         ------    ------
Total (decrease) increase in cash                           (23)       18
Cash at beginning of period                                 112        82
                                                         ------    ------
Cash at end of period                                    $   89    $  100
                                                         ======    ======

See accompanying notes.






The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:

Dollars and shares in millions, except per share data (per share data assume dilution)

Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

Unusual Charges
---------------
As the weak economic conditions of 2001 continued into 2002, Eaton undertook additional restructuring actions during the first nine months of 2002 to further reduce fixed operating costs across its business segments and certain corporate functions as described below.

                              Three months ended         Nine months ended
                                 September 30               September 30
                              ------------------         -----------------
                                2002      2001            2002      2001
                                ----      ----            ----      ----
Operational restructuring
  charges
    Fluid Power                 $  6      $  4            $ 24      $ 18
    Industrial & Commercial
      Controls                              19              15        23
    Automotive                                               1
    Truck                                    6              14        49
Corporate restructuring charges              4               4         4
                                ----      ----            ----      ----
                                   6        33              58        94
Other corporate charges           10                        10        10
                                ----      ----            ----      ----
Total unusual charges           $ 16      $ 33            $ 68      $104
                                ====      ====            ====      ====
After-tax                       $ 10      $ 22            $ 45      $ 69
Per Common Share                 .14       .30             .62       .98

The operational restructuring charges are included in the Statements of Consolidated Income in Income from operations and in Business Segment Information in reduced operating profit of the related business segment. The corporate restructuring charges are included in the Statements of Consolidated Income in Income from operations and the Other corporate charges are included in Other expense-net. All of the corporate restructuring and other corporate charges are included in Business Segment Information in Corporate & other-net.




The Other corporate charge of $10 in the third quarter of 2002 represents a contribution to the Eaton Charitable Fund. The Other corporate charge of $10 taken in the second quarter of 2001 resulted from an arbitration award related to a contractual dispute over supply arrangements initiated in February 1999 against Vickers, Incorporated, a subsidiary of Aeroquip-Vickers, Inc., which was acquired by Eaton in April 1999.

Restructuring liabilities recorded at December 31, 2001, those recorded in 2002 as described above, and those utilized thus far in 2002, are summarized as follows:

                      Workforce reductions  Inventory &      Plant
                      --------------------  other asset  consolidation
                      Employees    Dollars  write-downs    & other      Total
                      ---------    -------  -----------  -------------  -----
Liabilities remaining
  at December 31, 2001    344       $ 21        $  0          $  2      $ 23
2002 charges  		1,930         42           9             7        58
Utilized in 2002       (1,618)       (46)         (9)           (6)      (61)
                        -----       ----        ----          ----      ----
Liabilities remaining
  at September 30,
  2002                    656       $ 17        $  0          $  3      $ 20
                        =====       ====        ====          ====      ====

Gains on Sales of Businesses
----------------------------
During the third quarter of 2002, the Company sold its Navy Controls business. The sale of this business resulted in a pretax gain of $18 ($13 after-tax, or $.18 per Common Share).

During the third quarter of 2001, the Company sold its Air Conditioning & Refrigeration business and certain assets of the Automotive business. The sales of these businesses resulted in a net pretax gain of $23 ($15 after-tax, or $.21 per share). During the first nine months of 2001, Eaton sold businesses resulting in a net pretax gain of $61 ($22 after-tax, or $.31 per share) including the businesses sold in the third quarter of 2001 as discussed previously, and the Vehicle Switch/Electronics Division (VS/ED) and certain assets of the Truck business sold in the first quarter of 2001. In Business Segment Information, the operating results of VS/ED are included in divested operations for 2001.

Goodwill and Other Intangible Assets
------------------------------------
Effective January 1, 2002, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". Upon adoption, the Company discontinued the amortization of goodwill and indefinite life intangible assets recorded in connection with previous business combinations. Third quarter 2002 results were impacted favorably by this reduction in amortization expense of $19 ($16 after-tax, or $.22 per Common Share). Results for the first nine months of 2002 were similarly impacted by this reduction in amortization expense of $56 ($48 after-tax, or $.67 per share). A reconciliation of net income and earnings per Common Share for the third quarter and first nine months of 2001, as if SFAS No. 142 had been adopted as of the beginning of that year, follows:


                                          Three months ended   Nine months ended
                                             September 30         September 30
                                          ------------------   -----------------
                                            2002      2001        2002      2001
                                            ----      ----        ----      ----
Reported net income                        $  93     $  40       $ 214     $ 139
Add back amortization of goodwill &
  indefinite life intangible assets,
  net of tax                                            16                    48
                                           -----     -----       -----     -----
Adjusted net income                        $  93     $  56       $ 214     $ 187
                                           =====     =====       =====     =====

Reported net income per Common Share
  assuming dilution                        $1.30     $ .57       $2.98     $1.97
Add back amortization of goodwill &
  indefinite life intangible assets,
  net of tax                                           .22                   .67
                                           -----     -----       -----     -----
Adjusted net income per Common Share       $1.30     $ .79       $2.98     $2.64
                                           =====     =====       =====     =====

SFAS No. 142 changes the accounting for goodwill and indefinite life intangible assets from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. In the second quarter of 2002, Eaton completed the initial impairment test for goodwill and indefinite life intangible assets as of January 1, 2002. This test confirmed that the fair value of the Company's reporting units exceeds their respective carrying values, and that no impairment loss needed to be recognized upon adoption of SFAS No. 142.

A summary of goodwill and other intangible assets follows:

                              September 30, 2002         December 31, 2001
                          -------------------------  -------------------------
                          Historical    Accumulated  Historical    Accumulated
                                cost   amortization        cost   amortization
                          ----------   ------------  ----------   ------------

Goodwill                      $2,215           $322      $2,218           $316
                              ======           ====      ======           ====

Intangible assets not
  subject to amortization
 (primarily trademarks)       $  333           $ 24      $  330           $ 24
                              ======           ====      ======           ====

Intangible assets subject to
  amortization
    Patents                   $  192           $ 74      $  190           $ 63
    Other                        142             64         176             76
                              ------           ----      ------           ----
                              $  334           $138      $  366           $139
                              ======           ====      ======           ====



Expense related to intangible assets subject to amortization for the first nine months of 2002 was $16. Estimated annual pretax expense for intangible assets subject to amortization for each of the next five years follows: 2002, $22; 2003, $21; 2004, $16; 2005, $15; and 2006, $15.

Pension and Other Postretirement Benefit Expense
------------------------------------------------
Pretax income for the third quarter of 2002 was reduced by $13 ($9 after-tax, or $.12 per Common Share) compared to the same period in 2001 due to the effect on pension income of the decline in the market value of stocks in Eaton's pension fund, coupled with lower discount rates associated with pension and other postretirement benefit liabilities. Pretax income for the first nine months of 2002 was similarly reduced by $46 ($30 after-tax, or $.42 per share) compared to the same period in 2001.

Income Taxes
------------
The effective income tax rate for the first nine months of 2002 was 30.4% compared to 41.8% for the same period in 2001. The higher rate in 2001 was primarily the result of the tax effect of book/tax basis differences related to businesses sold in the first quarter of 2001, which increased tax expense by $18. Excluding the negative tax consequences related to the sales of businesses in 2001, the effective tax rate for the first nine months of 2001 was 34.0% compared to 30.4% in 2002, primarily the result of the discontinuance of amortization of non-deductible goodwill in 2002 compared to 2001.

Inventories
-----------
                           September 30,   December 31,
                                 2002        2001
                                 ----        ----
Raw materials                   $ 185       $ 260
Work-in-process and
  finished goods                  482         455
                                -----       -----
Gross inventories at FIFO         667         715
Excess of current cost
  over LIFO cost                  (33)        (34)
                                -----       -----
Net inventories                 $ 634       $ 681
                                =====       =====

Net Income per Common Share
---------------------------
The calculation of net income per Common Share assuming dilution and basic follows:

                                     Three months ended   Nine months ended
                                        September 30         September 30
                                     ------------------   -----------------
                                       2002      2001      2002      2001
                                       ----      ----      ----      ----
Net income                            $  93     $  40     $ 214     $ 139
                                      =====     =====     =====     =====

Average number of Common Shares
  outstanding assuming dilution        71.9      70.9      71.7      70.5
Less dilutive effect of stock
  options                               1.1       1.3       1.2       1.2
                                      -----     -----     -----     -----
Average number of Common Shares
  outstanding basic                    70.8      69.6      70.5      69.3
                                      =====     =====     =====     =====
Net income per Common Share
  Assuming dilution                   $1.30     $ .57     $2.98     $1.97
  Basic                                1.32       .58      3.03      2.01

Comprehensive Income
--------------------
The principal difference between net income as historically reported in the Statements of Consolidated Income and comprehensive income is foreign currency translation adjustments recorded in Shareholders' Equity. Comprehensive income is as follows:

                                      Three months ended   Nine months ended
                                         September 30         September 30
                                      ------------------   -----------------
                                       2002        2001     2002      2001
                                       ----        ----     ----      ----
Net income                             $ 93        $ 40     $214      $139
Foreign currency translation and
  other adjustments                     (40)         (7)     (56)      (38)
Deferred gain (loss) on cash flow
  hedges                                 (1)         (1)       2        (3)
                                       ----        ----     ----      ----
Comprehensive income                   $ 52        $ 32     $160      $ 98
                                       ====        ====     ====      ====

New Accounting Pronouncement
----------------------------
In the second quarter of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses the reporting of expenses related to exit and disposal activities, including business restructurings, initiated in 2003. The Statement requires expenses to be recorded when the liability is incurred, rather than when management commits and announces a plan to exit, dispose or restructure a business. Statement No. 146 will require an evaluation of the facts and circumstances related to each exit or disposal activity. It is expected the Statement will spread out the reporting of these expenses, but not alter the related cash flows.














Business Segment Information
----------------------------
                                     Three Months Ended   Nine Months Ended
                                        September 30         September 30
                                     ------------------   ------------------
                                       2002      2001       2002      2001
                                       ----      ----       ----      ----
Net sales
  Fluid Power                        $  609    $  600     $1,834    $1,929
  Industrial & Commercial Controls      506       548      1,511     1,671
  Automotive                            393       349      1,197     1,125
  Truck                                 322       253        892       794
                                     ------    ------     ------    ------
Total ongoing operations              1,830     1,750      5,434     5,519
Divested operations                                                     85
                                     ------    ------     ------    ------
Total net sales                      $1,830    $1,750     $5,434    $5,604
                                     ======    ======     ======    ======
Operating profit (loss)
  Fluid Power                        $   44    $   31     $  145    $  146
  Industrial & Commercial Controls       49        27        109       126
  Automotive                             52        41        172       150
  Truck                                  45        (6)        65       (49)
                                     ------    ------     ------    ------
Total ongoing operations                190        93        491       373

Divested operations                                                      7
Amortization of goodwill & other
  intangible assets                      (5)      (24)       (16)      (72)
Interest expense-net                    (26)      (33)       (80)     (113)
Gains on sales of businesses             18        23         18        61
Corporate & other-net                   (45)        2       (106)      (17)
                                     ------    ------     ------    ------
Income before income taxes              132        61        307       239
Income taxes                             39        21         93       100
                                     ------    ------     ------    ------
Net income                           $   93    $   40     $  214    $  139
                                     ======    ======     ======    ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Sales for the third quarter of 2002 were $1,830, 5% above the same period in 2001. Sales for the first nine months of 2002 of $5,434 were down 3% from the same period in 2001. The increase in sales for the third quarter marked the second quarter in a row of revenue growth and achievement of operating margins in excess of 10%. This performance was primarily the result of continued strong performance in our Automotive and Truck segments and the benefits of the restructuring actions taken over the last two years to resize the Company. Sales for the third quarter of 2002 increased by 6%, after excluding the sales of the Navy Controls business from the third quarter of 2001. Excluding the impact of the divestitures of the Navy Controls business and VS/ED in 2001, sales for the first nine months of 2002 declined 1% compared to the same period one year ago.
Net income for the third quarter of 2002 was more than double the same period in 2001, with net income in 2002 of $93 and earnings per Common Share of $1.30, compared to $40 and $.57 per share in 2001. Net income for the first nine months of 2002 was $214 and earnings per share was $2.98, increases of 54% and 51%, respectively, over the same period in 2001. These increases were partially the result of the benefits of the restructuring actions taken over the last two years to resize the Company. Improved income was also due to higher sales in the third quarter of 2002, lower restructuring expenses in 2002, lower interest expense in 2002 and reduced expense related to the amortization of goodwill and indefinite life intangible assets in 2002. Income in 2002 also reflected lower gains on the sales of businesses in 2002. Income was negatively affected by reduced pension income and higher expense for other postretirement benefits in 2002 and unusual corporate charges of $10 in the third quarter of 2002 and the second quarter of 2001, as discussed below. Before restructuring and the other corporate charges and gains on the sales of businesses, operating earnings for the third quarter of 2002 were $90, or $1.26 per share, both 91% above one-year earlier results on a similar basis. Before restructuring and other corporate charges and gains on sales of businesses, operating earnings for the first nine months of 2002 were $246, or $3.42 per share, compared to $186, or $2.64 per share, for the same period in 2001.

As the weak economic conditions of 2001 continued into 2002, Eaton undertook additional restructuring actions in the first nine months of 2002 to further reduce fixed operating costs across its business segments and certain corporate functions. During the third quarter of 2002, $6 of operational restructuring charges were recorded, bringing year-to-date restructuring charges to $58, which included $4 to restructure certain corporate functions. Also, in the third quarter of 2002, a corporate charge of $10 was recorded representing a contribution to the Eaton Charitable Fund. On an after-tax basis, these unusual charges reduced net income for the third quarter of 2002 by $10 ($.14 per Common Share) and for the first nine months of 2002 by $45 ($.62 per share). Restructuring expenses for the full year of 2002 are expected to be approximately $60.

In the third quarter of 2001, $29 of operational restructuring charges were recorded, along with $4 of corporate restructuring charges. In the first nine months of 2001, $90 of operational restructuring charges and $4 of corporate restructuring charges were recorded, along with a corporate charge of $10 recorded in the second quarter of 2001 for an arbitration award. On an after-tax basis, these unusual charges reduced net income for the third quarter 2001 by $22 ($.30 per Common Share) and for the first nine months of 2001 by $69 ($.98 per share).

The operational restructuring charges for 2002 and 2001 are included in the Statements of Consolidated Income in Income from operations and in Business Segment Information in reduced operating profit of the related business segment. The corporate restructuring charges are included in the Statements of Consolidated Income in Income from operations and the other corporate charges are included in Other expense-net. All of the corporate restructuring and other corporate charges are included in Business Segment Information in Corporate & other-net.

Results for 2002 were favorably impacted by the adoption of SFAS No. 142, which eliminated the amortization of goodwill and indefinite life intangible assets recorded in connection with previous business acquisitions. This accounting change increased pretax income for the third quarter of 2002 by $19 ($16 after-tax, or $.22 per Common Share) and for the first nine months of 2002 by $56 ($48 after-tax, or $.67 per share).

Pretax income for the third quarter of 2002 was reduced by $13 ($9 after-tax, or $.12 per Common Share) compared to the same period in 2001 due to the effect on pension income of the decline in the market value of stocks in Eaton's pension fund, coupled with lower discount rates associated with pension and other postretirement benefit liabilities. Pretax income for the first nine months of 2002 was similarly reduced by $46 ($30 after-tax, or $.42 per share) compared to the same period in 2001. In 2003, due to the decline in stock market valuations during 2002 and a further lowered discount rate associated with pension and other postretirement benefit liabilities, Eaton expects pension income to be reduced compared to 2002 by an additional $.40 to $.60 per share. In addition, depending on the year-end 2002 view of the assumption for the return on pension plan assets, pension income could be reduced by an additional $.15 to $.18 per share in 2003 for every 1 percentage point reduction in the assumed return on pension plan assets.

As displayed in the Statements of Consolidated Income, Income from operations of $161 in the third quarter of 2002 and $395 in the first nine months of 2002, were $93 and $115 above the comparable periods in 2001, despite most of Eaton's end markets remaining depressed. These increases were primarily attributable to the benefits of the aggressive restructuring actions described above, which are expected to produce $130 of savings in 2002. The increases were also the result of a reduction in restructuring charges recorded in the third quarter and first nine months of 2002 compared to 2001, and increased sales in the third quarter of 2002. Additionally, the increases reflected reduced expense in 2002 related to amortization of goodwill and indefinite life intangible assets, offset by reduced pension income and higher expense for other postretirement benefits in 2002, as described above.

During the third quarter of 2002, the Company sold its Navy Controls business. The sale of this business resulted in a pretax gain of $18 ($13 after-tax, or $.18 per Common Share).

During the third quarter of 2001, Eaton sold its Air Conditioning and Refrigeration business and certain assets of the Automotive business. The sales of these businesses resulted in a net pretax gain of $23 ($15 after-tax, or $.21 per share). During the first nine months of 2001, the Company sold businesses resulting in a net pretax gain of $61 ($22 after-tax, or $.31 per share) including the businesses sold in the third quarter of 2001 as discussed previously, and the Vehicle Switch/Electronics Division (VS/ED) and certain assets of the Truck business sold in the first quarter of 2001. In Business Segment Information the operating results of VS/ED are included in divested operations for 2001.

The effective income tax rate for the first nine months of 2002 was 30.4% compared to 41.8% for the same period in 2001. The higher rate in 2001 was primarily the result of the tax effect of book/tax basis differences related to businesses sold in the first quarter of 2001, which increased tax expense by $18. Excluding the negative tax consequences related to the sales of businesses in 2001, the effective tax rate for the first nine months of 2001 was 34.0% compared to 30.4% in 2002. The lower rate in 2002 was primarily due to the discontinuance of amortization of non-deductible goodwill in 2002.



The modest recovery Eaton had anticipated in its end markets beginning in the fourth quarter of 2002 appears to be delayed somewhat due to the slow and uneven pace of North American economic recovery. The Company's current forecast projects little growth in its end markets through the first half of next year, with stronger growth likely in the second half of 2003. As a result of the continuing soft market conditions, Eaton will continue to exercise tight control over all expenditures. The Company expects fourth quarter operating earnings per share to be in the $.90 to $1.00 range, with estimates of full-year operating earnings per share of $4.30 to $4.40.

Business Segments
-----------------

Fluid Power
-----------
Third quarter 2002 sales of Eaton's largest business segment, Fluid Power, were $609, 2% above one year earlier. This compares to a decline of about 3% in Fluid Power's markets, with North American fluid power industry shipments up about 1%, commercial aerospace markets off about 23%, and defense aerospace markets up 13%. Military aerospace markets have been stronger than anticipated and should remain strong into next year. The significant decline in the commercial aerospace market started in the second quarter. The recovery in the traditional mobile and industrial hydraulics markets previously forecasted for the fourth quarter is not anticipated until next year. Sales for the first nine months of 2002 were $1,834, down 5% from one year ago.

Operating profits in the third quarter of 2002 were $44, 42% above one year earlier, despite weaker than anticipated conditions in end markets. This improvement was primarily the result of the benefits of aggressive restructuring actions taken to resize this business in prior periods. The third quarter of 2002 included $6 of restructuring charges compared to $4 in the same period in 2001. Operating profits for the first nine months of 2002 were $145, 1% below the same period in 2001, reflecting the weak end markets and restructuring charges of $24 in 2002 compared to $18 in 2001. Operating profits before restructuring charges for the third quarter of 2002 were $50 (8.2% of sales) compared to $35 (5.9% of sales) last year, and for the first nine months of 2002 were $169 (9.2% of sales) compared to $164 in the same period of 2001 (8.5% of sales).

In the third quarter, Eaton announced a multi-year contract with Lockheed Martin to supply the wing fluid distribution package on the supersonic multi-role fighter, the F-35, which represents Eaton's second major contract for the Joint Strike Fighter. The award is for the system design and development phase of the program, which will total 14 aircraft and generate an estimated $3 of revenue over the next two years. Based on the projected manufacture of 3,000 aircraft and additional foreign military sales over the planned lifetime of the F-35, this award has the potential of generating revenue for Eaton of $1,000 over the life of the program. The Company also announced it had been selected to receive $84 in business as a result of the U.S. Air Force's decision to purchase an additional 60 C-17 cargo aircraft in 2004 through 2007.

During the second quarter, Eaton purchased the remaining 40% interest in its hydraulics systems joint venture company, Jining Eaton Hydraulics Company, Ltd. (JEHYCO), located in Jining, China. JEHYCO is the Company's fourth wholly-owned business in China.

During the first quarter of 2002, Eaton announced a multi-year contract with Airbus to provide products for hydraulic fluid conveyance in the new Airbus 380, the world's largest commercial aircraft. The contract has potential revenue of $70 over the next 20 years. This was the second contract awarded to the Company for the Airbus A380, with the combined contracts expected to generate revenues of approximately $270 over the next 20 years. BMW also awarded Eaton a multi-year contract during the first quarter to provide fluid hose assemblies for two major automobile production models. This contract is expected to have revenues in excess of $150 over the next six years. In addition to these announcements, several other programs were awarded to the Company in 2001 which are generating increased revenue in 2002, helping this business continue to grow faster than its end markets.

On October 1, 2002, Eaton announced that it had signed a contract to purchase substantially all the assets of the Boston Weatherhead hose and fittings business of Dana Corporation. The business had sales of $207 in 2001. The transaction closed on November 1, 2002.

Industrial & Commercial Controls
--------------------------------
In the Industrial & Commercial Controls segment, third quarter 2002 sales were $506, down 8% from last year, as end markets for the Company's electrical business continued to weaken during the third quarter. Sales were down only 3% after adjusting for the impact of selling the Navy Controls business at the start of the third quarter. End markets for the electrical business continued to weaken during the third quarter, with an estimated 6% decline in North American markets for this business compared to the same period last year. The long-cycle, large-project portion of this business, which is tied to commercial construction, will continue to soften through the balance of this year, with a modest recovery not expected until the second half of next year. The residential business has remained strong, helping this segment grow faster than its end markets in the third quarter. Sales for the first nine months of 2002 were $1,511, 10% below the same period in 2001.

Operating profits for the third quarter of 2002 were $49, an increase of 81% compared to the same period in 2001, and for the first nine months of 2002 were $109, a decrease of 13% from the same period in 2001. The improvement in third quarter 2002 relative to the third quarter of 2001 was primarily the result of the benefits of aggressive restructuring actions taken to resize this business in prior periods, as well as restructuring charges of $19 in the third quarter of 2001. The decline in operating profits for the first nine months of 2002 was primarily the result of declining sales volume due to weak market conditions in most of the sectors this segment serves and the effects of product mix. The first nine months of 2002 also included restructuring charges of $15 compared to similar charges of $23 in 2001. Operating profits before restructuring charges in the third quarter of 2002 were $49 (9.7% of sales), up 7% from last year's level of $46 (8.3% of sales) and for the first nine months of 2002 were $124 (8.2% of sales) compared to $149 (8.9% of sales) in the same period of 2001.

In the third quarter of 2002, the Company sold its Navy Controls business for $92.





During the first quarter of 2002, Eaton announced the formation of its new Performance Power Solutions organization, created to expand the Company's position in the power quality and assurance market, as well as a new business relationship with Johnson Controls, Inc. This business expansion is expected to result in $300 of new business revenue over the next four years. Additionally, the Company will benefit from a new three-year, $80 agreement with Caterpillar to be the exclusive supplier of electrical switchgear for the self-contained mobile generator set systems known as Caterpillar Power Modules. Eaton will provide Cutler-Hammer power distribution equipment to protect and control the generator sets contained in the modules.

Automotive
----------
The Automotive segment posted sales of $393 in the third quarter of 2002, 13% over the comparable quarter of last year. The Automotive segment continued its strong performance with sales that considerably outpaced its end markets. NAFTA automotive production was up 12%, while European production declined 5%, compared to the same period last year. Investments in this segment's new product development over the last several years are delivering results since the Company has been able to accelerate the pace of new product introductions and gain market share. Sales for the first nine months of 2002 of $1,197 were 6% above the same period in 2001. Traditionally sales for this segment are lower in the third quarter than in the second quarter as a result of the normal seasonal pattern of automotive industry production.

Operating profits in the third quarter of 2002 were $52, up 27% from a year ago. Operating profits for the first nine months of 2002 were $172, 15% above the same period in 2001. This segment produced a return on sales of 13.2% for the third quarter and 14.4% for the first nine months of 2002 compared to 11.6% and 13.3%, respectively for the same periods in 2001.

In the third quarter of 2002, Eaton announced the acquisition of technology, trademarks, and engineering assets representing the GerodiscTM product line from McLaren Performance Technologies. The addition of this product line to Eaton's existing products is expected to provide broader application for the light-duty automotive differential market.

During the second quarter, further progress was made in growing the Company's supercharger business. In Brazil, the smallest supercharger ever produced on a commercial basis was launched for use on the new Ford Fiesta, and delivery began of a high-efficiency supercharger for use with the new M-271 engine program of Mercedes. Eaton is providing superchargers, intake and exhaust valves, roller rocker arms and lash adjusters for the M-271 engine program. Sales of these components are expected to exceed $375 over approximately seven years.

Truck
-----
The Truck segment posted sales of $322 in the third quarter of 2002, a 27% increase over the comparable period last year. NAFTA heavy-duty truck production was up 67% and NAFTA medium-duty truck production was up 11%. European truck production was down 7% and South American production decreased by 4%. Sales for the first nine months of 2002 were $892, 12% above one year earlier. The increases in sales for these periods were driven in significant part by accelerated purchases of trucks before new engine emission standards took effect October 1, 2002.


Operating profits in the third quarter of 2002 were $45 (14.0% of sales) compared to breakeven performance a year ago before restructuring charges of $6. Operating profits for the first nine months of 2002 were $65 compared to a loss of $49 in 2001, which reflected restructuring charges of $14 in 2002 and $49 in 2001. Before restructuring charges in both periods, operating profits for the first nine months of 2002 were $79 (8.9% of sales) compared to breakeven performance in the same period of 2001. The positive impact of the extensive restructuring actions over the last two years can be seen in the $45 of increased profit in the third quarter of 2002 on increased sales of $69, compared to the same period in 2001.

The Company expects that NAFTA heavy-duty truck production for the full year will total 174,000 units. NAFTA heavy-duty production peaked in the third quarter and is expected to decline sharply in the fourth quarter as a result of the previously mentioned acceleration of shipments due to the new emission standards. The Company plans to close its Shelbyville, Tennessee transmission plant in the fourth quarter of 2002, as previously announced, in an effort to keep its capacity in line with lower demand.

In October 2002, Eaton announced two new contracts in South America with Volvo and AGCO to supply transmissions. These contracts are expected to generate more than $190 of sales over the next 8 years.

Non-operating Income (Expense)
------------------------------
Results for 2002 were impacted favorably by the adoption of SFAS No. 142, which eliminated the amortization of goodwill and indefinite life intangible assets recorded in connection with previous business acquisitions. This accounting change resulted in a reduction in amortization expense for the third quarter of 2002 of $19 and $56 for the first nine months of 2002.

Net interest expense of $26 in the third quarter of 2002 decreased by $7 compared to the same period in 2001. Net interest expense of $80 in the first nine months of 2002 decreased $33 compared to the same period in 2001. The decreases were primarily related to the reduction in debt of $484 from the end of the third quarter of 2001 to September 30, 2002, as well as a reduction of interest rates experienced throughout 2001 and continuing into 2002.

Corporate and other expense-net increased to $45 in the third quarter of 2002 compared to income of $2 in the same period in 2001. This was in part due to the result of reduced pension income of $13 in 2002 compared to 2001 due to the effect of the decline in the market value of stocks in Eaton's pension fund, coupled with lower discount rates associated with pension and other postretirement benefit liabilities. The increased expenses also reflected a contribution of $10 to the Eaton Charitable Fund. For the first nine months of 2002, Corporate and other expense-net increased to $106 compared to $17 for the same period in 2001. The major change was a reduction in pension income of $46 for the first nine months of 2002 compared to 2001. An additional element of the change was the $10 contribution to the Eaton Charitable Fund in the third quarter of 2002.






Changes in Financial Condition
------------------------------
The Company's financial position remained strong during the first nine months of 2002. Due to tight controls over working capital, net working capital decreased to $639 at September 30, 2002 from $718 at the end of 2001 (the current ratio was 1.3 and 1.4 at September 30 and December 31, respectively). The primary reasons for the decrease of $79 in working capital were an increase in current liabilities of $155 and a reduction in inventories of $47. The increase in current liabilities represents the timing of payments of certain obligations and higher accruals for income taxes and compensation related accruals. These decreases in working capital were offset by a $68 increase in cash and short-term investments, primarily due to cash flow from operations, and a $69 increase in accounts receivable due to higher sales in 2002.

Eaton continued to generate strong cash flow from operating activities, which is the primary source of funds to finance the needs of the Company. Operating activities generated cash of $643 in the first nine months of 2002, compared to $495 for the same period in 2001. Implementation of the Eaton Business System helped to maintain the Company's strong financial position through continued tight control over working capital and capital expenditures. Capital expenditures for the first nine months of 2002 were $139, $64 below the same period in 2001.

Total debt of $2,032 at September 30, 2002 decreased $408 from year-end 2001. Debt was reduced by $246 in the third quarter, as a result of the strong operating cash flows and proceeds from the sale of Navy Controls. The Company made further progress toward its goal of strengthening the balance sheet and reducing its net debt-to-total capital ratio during the first nine months of 2002. The ratio was reduced to 38.8% at September 30, 2002 from 46.2% at December 31, 2001. The Company has credit facilities of $900, $500 of which expire in 2003 and $400 in 2005.

In the third quarter of 2002, Eaton issued $300 of 5.75% Notes due 2012. The net proceeds from the Notes were used to reduce a portion of the indebtedness incurred in connection with the 1999 acquisition of Aeroquip-Vickers, Inc. and to reduce commercial paper. In the third quarter of 2002, the Company also reached an agreement with the IRS relating to the treatment of its broad-based company-owned life insurance plans for the years 1993 through 1998. Pursuant to the agreement, the Company terminated its remaining broad-based company-owned life insurance plans. The settlement of this issue resulted in no material effect on Eaton's financial position, net income or cash flows.

Due to the effect of the continued decline in stock market valuations, the value of Eaton's pension fund assets has declined during 2002. Statement of Financial Accounting Standards No. 87 requires recognition of a charge to the Other Comprehensive Income component of Shareholders' Equity if the fair value of plan assets is less than the accumulated benefit obligation at the end of the year. The required charge is equal to the amount by which the accumulated benefit obligation exceeds plan assets plus the amount of any asset related to the pension plan recorded on the Company's Balance Sheet, less applicable deferred taxes. Based on October 31, 2002 plan asset values and an estimate of the accumulated benefit obligation at November 30, 2002 (the date at which the liability is calculated), Eaton would be required to record a non-cash charge in Other Comprehensive Income of approximately $400 after-tax. The above numbers could change due to the impact of changing asset values between October 31, 2002 and November 30, 2002, a change in the interest rate used to discount the pension liability, or funding that the Company undertakes before November 30, 2002. Pension funding requirements are not affected by the recording of this non-cash charge to equity. Further, any charge taken would not impact earnings, and would be reversible should the pension plan become overfunded at the end of 2003.

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning the fourth quarter 2002 and full-year 2002 operating earnings per Common Share, our worldwide markets, volumes from new business awards and relationships (including long-term contracts) which are not necessarily spread evenly throughout the award period, and expenses and benefits of our restructuring programs. These statements are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments; failure to implement restructuring plans; unanticipated downturns in business relationships with customers or their purchases from us, including pursuant to new long-term contracts where volumes and the timing of sales can vary materially from expectations and from year to year; competitive pressures on sales and pricing; increase in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges or dispute resolutions; and unanticipated further deterioration of economic and financial conditions in the United States and around the world. We do not assume any obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of the Company's 2001 Annual Report on Form 10-K. Long-term debt decreased to $1,833 at September 30, 2002 from $2,252 at the end of 2001. The decrease was primarily due to the repayment of $630 of commercial paper and the scheduled maturity in 2003 of $150 of variable rate notes. These decreases were offset by the offering of $300 of 5.75% Notes in the third quarter. There were no other material changes in long-term debt during the nine months ended September 30, 2002.




                    PART II - OTHER INFORMATION

Item 4.  Controls and Procedures

Within 90 days prior to filing this report, an evaluation was performed, under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Chairman and Chief Executive Officer and Richard H. Fearon
- Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.


1. On July 16, 2002, the Company filed a Current Report on Form 8-K regarding the second quarter 2002 earnings release.

2. On July 19, 2002, the Company filed a Current Report on Form 8-K regarding a terms agreement and underwriting agreement with several underwriters for the issuance of $300 of 5.75% Notes due 2012.

3. On August 9, 2002, the Company filed a Current Report on Form 8-K regarding sworn certification statements of the Company's principal executive officer and principal financial officer.

4. On August 9, 2002, the Company filed a Current Report on Form 8-K/A redating the sworn certification statements of the Company's principal executive officer and principal financial officer to coincide with the filing date of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

5. On October 15, 2002, the Company filed a Current Report on Form 8-K regarding the third quarter 2002 earnings release, which was amended on October 16, 2002 because of an incorrect reference.


















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

                                  Eaton Corporation
                                  ----------------------------
                                  Registrant

Date:  November 13, 2002          /s/ Richard H. Fearon
                                  ----------------------------
                                  Richard H. Fearon
                                  Executive Vice President -
                                  Chief Financial and Planning Officer










































CERTIFICATION

I, Alexander M. Cutler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eaton Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for stablishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date: November 13, 2002

/s/ Alexander M. Cutler
------------------------
Alexander M. Cutler
Chairman and Chief Executive Officer
Eaton Corporation


















































CERTIFICATION

I, Richard H. Fearon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eaton Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:  November 2, 2002

/s/ Richard H. Fearon
--------------------------
Richard H. Fearon
Executive Vice President -
Chief Financial and Planning Officer
Eaton Corporation

















































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


       12             Ratio of Earnings to Fixed Charges





































                             Eaton Corporation
                     2002 Quarterly Report on Form 10-Q
                                  Item 6
                                Exhibit 12
                     Ratio of Earnings to Fixed Charges

                               Nine months
                                  ended           Year ended December 31
                              September 30, -----------------------------------
                                   2002     2001    2000    1999    1998   1997
                                   ----     ----    ----    ----    ----   ----
Income from continuing
  operations before income taxes
  & extraordinary item            $ 307    $ 278   $ 552   $ 943   $ 616  $ 730
Adjustments
  Minority interests in
    consolidated subsidiaries        11        8       8       2      (2)     1
  Income of equity investees          0        0      (1)     (1)     (1)    (3)
  Interest expensed                  80      149     182     159      93     86
  Amortization of debt issue
    costs                             1        1       1       0       0      1
  Estimated portion of rent
    expense representing
    interest                         28       38      39      36      28     25
  Amortization of capitalized
    interest                         10       13      10       8       7      8
  Distributed income of equity
    investees                         0        0       1       0       1      2
                                  -----    -----   -----   -----   -----  -----
Adjusted income from continuing
  operations before income
  taxes & extraordinary item      $ 437    $ 487   $ 792  $1,147   $ 742  $ 850
                                  =====    =====   =====  ======   =====  =====
Fixed charges
  Interest expensed               $  80    $ 149   $ 182  $  159   $  93  $  86
  Interest capitalized                7       12      22      21      16     12
  Amortization of debt issue
    costs                             1        1       1       0       0      1
  Estimated portion of rent
    expense representing
    interest                         28       38      39      36      28     25
                                  -----    -----   -----   -----   -----  -----
Total fixed charges               $ 116    $ 200   $ 244   $ 216   $ 137  $ 124
                                  =====    =====   =====   =====   =====  =====
Ratio of earnings to fixed
  charges                          3.77     2.44    3.25    5.31    5.42   6.85


Income from continuing operations before income taxes & extraordinary item for years before 2002 include amortization expense related to goodwill and other intangible assets. Upon adoption of SFAS No. 142 on January 1, 2002 the Company ceased amortization of goodwill and indefinite life intangible assets.