Form 10-K
period 2002-12-31
EATON CORP
filed 2003-03-21
CIK 31277

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
                                    ---------

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the year ended December 31, 2002
------------------------------------

Commission file number 1-1396
-----------------------------

                                Eaton Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                 34-0196300
       ------------------------          ------------------------------------
       (State of incorporation)          (I.R.S. Employer Identification No.)

       Eaton Center, Cleveland, Ohio                 44114-2584
  ----------------------------------------           ----------
  (Address of principal executive offices)           (Zip code)

                                 (216) 523-5000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days. Yes X

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2002 was $5.1 billion.

As of January 31, 2003, there were 70,779,954 Common Shares outstanding.


                       Documents Incorporated By Reference

Portions of the Proxy Statement for the 2003 annual shareholders' meeting are incorporated by reference into Part III.

                                     Part I


Item 1.  Business
-----------------

Eaton Corporation (Eaton or Company) is a global diversified industrial manufacturing company. Eaton was incorporated in Ohio in 1916, as a successor to a New Jersey company incorporated in 1911. The Company is a leader in fluid power systems; electrical power quality, distribution and control; automotive engine air management and fuel economy; and intelligent drivetrain systems for fuel economy and safety in trucks. Annual sales in 2002 were $7.2 billion. Headquartered in Cleveland, Ohio, Eaton had 48,000 employees at year-end 2002, which increased to 51,000 in January 2003 due to the acquisition of the electrical business of Delta plc. Eaton sells products in more than 50 countries. More information regarding the Company is available at http://www.eaton.com.

Eaton electronically files or furnishes reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) to the United States Securities and Exchange Commission (Commission), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports. As soon as reasonably practicable, these reports are available free of charge through the Company's Internet web site at http://www.eaton.com. These filings are also accessible on the Commission's Internet web site at www.sec.gov.

On January 31, 2003, Eaton acquired the electrical business of Delta plc for approximately $215 million. This business, which will be included in the Industrial & Commercial Controls segment, had 2001 sales of approximately $379 million (at the foreign exchange rate on the date the transaction was completed). The Delta electrical business has 3,400 employees and is headquartered in the United Kingdom. The business' major electrical brands include MEM(R), Holec(TM), Bill(TM), Home Automation(TM), Elek(TM) and Tabula(TM).

In November 2002, the Boston Weatherhead business of Dana Corporation was purchased for $130 million. This business, which had 2001 sales of $207 million, manufactures hose, tubing, and fluid connectors for fluid power systems primarily for industrial distribution, mobile off-highway and heavy-duty truck markets. In June 2002, the remaining 40% interest in Jining Eaton Hydraulics Company, Ltd. (JEHYCO), a hydraulics systems manufacturer located in Jining, China, was acquired. This business manufactures hydraulic pumps and motors for mobile and industrial markets. These businesses will be included in the Fluid Power segment.

On July 15, 2002, Eaton sold the Navy Controls business for $92 million. This business was part of the Industrial & Commercial Controls segment.

Business Segment Information
----------------------------
Information regarding principal products, net sales, operating profit and long-lived assets by business segment and geographic region is presented in "Business Segment and Geographic Region Information" on pages F-28 through F-32 of this report. Additional information regarding Eaton's segments and business in general is presented below.

Fluid Power
-----------
Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. Trademarks used in connection with the marketing of products included in this segment are EATON, EATON (logomark), CHAR-LYNN, Q-AMP, GEROLER, HYDRAULIC LAUNCH ASSIST, HLA, ORBIT, ORBITROL, DUFFIELD, VICKERS, BOSTON WEATHERHEAD, EVERFLEX, HYDRO-LINE, TEDECO, STERER, ILLUMINATER, LUBRICLONE, LEVELMASTER, EEMCO, TELLITE, AEROQUIP, "FLYING A" LOGO, AEROQUIP EXPRESS, BENCHMARK, BRUISER, AQP, HI-PAC, STC, MATCHMATE, MATCHMATE PLUS, MATCHMATE BLUE, MATCHMATE ICE, STARTLITE, EPSILON, ZAPPER, ZAPPER PLUS, PROCRIMP, RYNGLOK, AIRFLEX, FAWICK, and GOLF PRIDE.

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 11% of this segment's net sales in 2002 were made to two manufacturers of vehicles in the United States and Europe. These customers are also significant customers of the Automotive segment.

Industrial & Commercial Controls
--------------------------------
Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. Some of the more significant trademarks used in connection with the marketing of products included in this segment are EATON, EATON (logomark), CUTLER-HAMMER, CH (EMBLEM), C-H ESS, SERIES C (& DESIGN), DE-ION, DURANT, FACTORYMATE, PANELMATE, POW-R-WAY, POW-R-LINE, POW-R-DESIGNER, ADVANTAGE, ADVANTAGE PLUS, ADVANTAGE (& DESIGN), ADVANCED POWER CENTER, MAGNUM, MAGNUM DS, DS, OPTIM, TRI-PAC, IMPACC, AEGIS, AFCI, INTELLIGENT TECHNOLOGIES, IT, and HEINEMANN. In addition, the Company has the right to use the WESTINGHOUSE trademark in marketing certain products until 2004.

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 16% of this segment's net sales in 2002 were made to one customer located in the United States, which is not a significant customer of any other segment.

Automotive
----------
Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. While the EATON and EATON (logomark) trademarks are emphasized in marketing many products within this segment, the Company also markets under a number of other trademarks including EATONITE, DILL, SUPERCHARGER (& DESIGN), Fluid Condition Monitor, FCM, BLOCKER, and GERODISC.

Seasonal Fluctuations - Sales of the Automotive segment historically have been lower in the third quarter than in the second quarter as a result of the normal seasonal pattern of automotive industry production.

Competition - Principal methods of competition in this segment are price, service and product performance. Eaton occupies a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 56% of this segment's net sales in 2002 were made to divisions and subsidiaries of five large original equipment manufacturers of vehicles and one automotive component supplier. All of these customers are concentrated in North America and Europe. Eaton has been conducting business with each of these companies for many years. Sales to these companies include a number of different products and different models or types of the same product, sales of which are not dependent upon one another. With respect to many of the products sold, various divisions and subsidiaries of each of the companies are in the nature of separate customers, and sales to one division or subsidiary are not dependent upon sales to other divisions or subsidiaries. Two of these customers are also significant customers of the Truck segment, while two others are also significant customers of the Fluid Power Segment.

Truck
-----
Patents and Trademarks - Eaton owns, controls, or is licensed under many patents related to this segment. Trademarks used in connection with the marketing of products included in this segment are EATON, EATON (logomark), FULLER, ROADRANGER, AutoShift, VORAD, SmartCruise, EASY-PEDAL, SOLO, ANGLE SPRING, LIGHTNING SERIES and TOP 2.

Competition - Principal methods of competition in this segment are price, service and product performance. Eaton occupies a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 74% of this segment's net sales in 2002 were made to divisions and subsidiaries of five original equipment manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles, concentrated in North America, Europe and South America. Two of these customers are also significant customers of the Automotive segment.

Information Concerning Eaton's Business in General
--------------------------------------------------
Patents - Eaton's policy is to file applications and obtain patents for its new products including product modifications and improvements. While U.S. patents generally expire 20 years after the patent application filing date, new patents are issued to Eaton on a regular basis. While in the aggregate Eaton's patents are considered important in the operation of its businesses, the loss or expiration of any one patent would not materially affect Eaton as a whole.

Raw Materials - Principal raw materials used are iron, steel, copper, nickel, aluminum, brass, silver, rubber, plastic and insulating materials. Materials are purchased in various forms, such as pig iron, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers and, under normal circumstances, the Company has no difficulty obtaining them.

Order Backlog - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of cars, trucks and off-highway vehicles are historically subject to month-to-month releases by customers during each model year, such orders are not considered technically firm. In measuring backlog of orders, the Company includes only the amount of such orders released by such customers as of the dates listed. Using this criterion, total backlog at December 31, 2002 and 2001 was approximately $1.2 billion at each year-end. Backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development - Research and development expenses for new products and improvement of existing products in 2002, 2001 and 2000 (in millions) were $203, $228 and $269, respectively. Over the past five years, the Company has invested approximately $1.2 billion in research and development.

Protection of the Environment - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify certain processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in and wastes generated from operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2003 and 2004. Information regarding the Company's liabilities related to environmental matters is presented in "Protection of the Environment" on page F-20 of this report.

Item 2.  Properties
-------------------
Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 174 locations in 25 countries, including 28 light-manufacturing and fabrication facilities. In January 2003, the number of facilities increased to 184 locations in 26 countries due to the acquisition of the electrical business of Delta plc. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which are material to its operations. Eaton's principal research facilities are located in Southfield, Michigan, Pittsburgh, Pennsylvania and Milwaukee, Wisconsin. In addition, certain divisions conduct research in their own facilities. Management believes that the manufacturing facilities are adequate for operations, and such facilities are maintained in good condition.


Item 3.  Legal Proceedings
--------------------------
Information regarding the Company's legal proceedings is presented in "Protection of the Environment" and "Contingencies" on page F-20 of this report.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.


                                Part II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters
--------------------------------------------------------------------------
The Company's Common Shares are listed for trading on the New York, Chicago, Pacific and London stock exchanges. Information regarding cash dividends paid and the high and low market price per Common Share for each quarter in 2002 and 2001 is presented in "Quarterly Data" on page F-49 of this report. At December 31, 2002, there were 10,611 holders of record of the Company's Common Shares. Additionally, approximately 27,000 current and former employees were shareholders through participation in the Eaton Savings Plan
(ESP) and Eaton Personal Investment Plan (EPIP).


Item 6.  Selected Financial Data
--------------------------------
Information regarding selected financial data is presented in the "Seven-Year Consolidated Financial Summary" on page F-50 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
"Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on pages F-33 through F-48 of this report.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------
Information regarding market risk is presented on page F-44 of this report.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The report of independent auditors, consolidated financial statements, and notes to consolidated financial statements are presented on pages F-1 through F-32 of this report.


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------
None.


                                    Part III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
Information contained in the definitive Proxy Statement to be filed on or about March 15, 2003, with respect to directors, is incorporated by reference.

A listing of Eaton's officers, their ages, positions and offices held over the past five years, as of January 31, 2003, follows:

Name                  Age  Position (Date elected to position)
----                  ---  -----------------------------------
Alexander M. Cutler    51  Chairman and Chief Executive Officer; President
                            (August 1, 2000 - present)
                           President and Chief Operating Officer
                            (September 1, 1995 - July 31, 2000)
                           Director (1993 - present)

Richard H. Fearon      46  Executive Vice President - Chief Financial and
                             Planning Officer (April 24, 2002 - Present)
                           Partner, Willow Place Partners LLC (2001 - 2002)
                           Senior Vice President - Corporate Development,
                             Transamerica Corporation (1997 - 2000)

Craig Arnold           42  Senior Vice President and Group Executive - Fluid
                             Power (October 25, 2000 - present)
                           Corporate Vice President of General Electric and
                             President of GE Lighting Services Ltd.
                            (1999 - 2000)
                           Corporate Vice President and President of GE
                             Plastics, Greater China (1998 - 1999)
                           Corporate Vice President and President of GE
                             Appliances, Asia (1997 - 1998)

Stephen M. Buente      52  Senior Vice President and Group Executive -
                             Automotive (August 21, 2000 - present)
                           Operations Vice President - Automotive Controls
                            (1999 - 2000)
                           Operations Vice President - Engine Components
                            (1995 - 1999)

Randy W. Carson        52  Senior Vice President and Group Executive -
                             Cutler-Hammer (January 1, 2000 - present)
                           Vice President - Growth Initiatives (1999)
                           Senior Vice President at Rockwell Automation
                            (1992 - 1998)

James E. Sweetnam      50  Senior Vice President and Group Executive -
                             Truck (July 1, 2001 - present)
                           Vice President - Heavy-Duty Transmission, Clutch
                             and Aftermarket (2000 - 2001)
                           Vice President and General Manager - Heavy-Duty
                             Transmission Division (1997 - 1999)

Kristen M. Bihary      49  Vice President - Communications
                            (July 28, 1999 - present)
                           Vice President - External Affairs, Internal and
                             Marketing Communications at Shell Chemical
                             Company (1998 - 1999)
                           Vice President - Public Affairs at Varity
                             Corporation (1995 - 1998)

Donald H. Bullock      43  Vice President - Information Technologies
                            (August 1, 2000 - present)
                           Director of Finance Reengineering
                            (1998 - 2000)
                           Principal at CSC Index (1992 - 1998)

Susan J. Cook          55  Vice President - Human Resources
                            (January 16, 1995 - present)

Earl R. Franklin       59  Vice President and Secretary
                            (April 24, 2002 - present)
                           Secretary and Associate General Counsel
                            (September 1, 1991 - April 23, 2002)

J. Robert Horst        59  Vice President and General Counsel
                            (January 1, 2000 - present)
                           Deputy General Counsel (1998 - 1999)
                           Associate General Counsel (1991 - 1998)

John S. Mitchell       46  Vice President - Taxes
                            (November 22, 1999 - present)
                           Vice President - Taxes at The Limited, Inc.
                            (1997 - 1999)

Robert E. Parmenter    50  Vice President and Treasurer
                            (January 1, 1997 - present)

Billie K. Rawot        51  Vice President and Controller
                            (March 1, 1991 - present)

Ken D. Semelsberger    41  Vice President - Strategic Planning
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


Item 11.  Executive Compensation
--------------------------------
Information contained in the definitive Proxy Statement to be filed on or about March 15, 2003, with respect to executive compensation, is incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
Information contained in the definitive Proxy Statement to be filed on or about March 15, 2003, with respect to security ownership of certain beneficial owners and management, is incorporated by reference.

Equity Compensation Plans
-------------------------
The following table summarizes information, as of December 31, 2002, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, deferred compensation units or other rights to acquire Company Common Shares may be granted from time to time.

                                                                Number of
                                                               securities
                                                                remaining
                            (A)                                 available
                         Number of                             for future
                        securities         Weighted-             issuance
                             to be           average         under equity
                       issued upon          exercise         compensation
                       exercise of          price of                plans
                       outstanding       outstanding          (excluding)
                           options,         options,           securities
                          warrants          warrants         reflected in
Plan category           and rights        and rights           column(A))
---------------------- -----------       -----------         ------------
Equity compensation
plans approved by
security holders(1)      9,792,650  (3)       $63.40  (5)       3,249,313

Equity compensation
plans not approved
by security holders(2)     765,834  (4)          N/A              147,040
                        ----------                              ---------
Total                   10,558,484            $63.40  (5)       3,396,353
                        ==========                              =========

(1) The equity compensation plans of the Company that have been approved by the Company's shareholders are the 2002 Stock Plan, 1998 Stock Plan, 1995 Stock Plan, 1991 Stock Option Plan and Incentive Compensation Deferral Plan (amended and restated as of October 1, 1997).

(2) The equity compensation plans of the Company that have not been submitted to the Company's shareholders for approval are the 1996 Non-Employee Director Fee Deferral Plan and the Deferred Incentive Compensation Plan (amended and restated as of March 31, 2000).

Under the 1996 Non-Employee Director Fee Deferral Plan, all non-employee directors may defer payment of their fees at a rate of return which varies, depending on whether the director defers the fees as retirement compensation or as short-term compensation. At least 50% of retirement compensation, or any greater portion which the director elects, is converted to Company Common Share units and earns Common Share price appreciation and dividend equivalents. The balance of retirement compensation earns 10-year U.S. Treasury note returns plus 300 basis points. Short-term compensation earns 13-week U.S. Treasury bill returns. These arrangements provide for accelerated lump sum or installment payments upon a failure by the Company to pay or termination of service in the context of a change in control of the Company. After retirement or other termination of services as a director, the Governance Committee of the Board determines whether fees deferred are to be paid in a lump sum or periodic installments and whether the amounts converted to Common Share units are to be paid in cash or Common Shares.

Under the Deferred Incentive Compensation Plan, participants, which include officers and other eligible executives, may elect to defer receipt of their incentive compensation award as either short-term deferrals (5 years) or retirement compensation. Amounts deferred until retirement earn the greater of Company Common Share price appreciation plus dividend equivalents or 13-week U.S. Treasury bill returns. Short-term deferrals earn 13-week U.S. Treasury bill returns. Amounts deferred as retirement compensation which are converted to Company Common Share units are payable in either lump sum or periodic installments of Common Shares. The Compensation and Organization Committee of the Board determines the method of payment for elected officers upon retirement or other termination. The Corporate Compensation Committee, which is comprised of Company officers, determines the method of payment for appointed officers and other executives who participate in the plan upon retirement or other termination.

(3) Includes 7,334,952 time-vesting stock options, 98,780 restricted shares and 2,196,342 of performance-based stock options. Also included are 162,576 shares underlying stock units, payable on a one-for-one basis, credited to stock unit accounts as of December 31, 2002 under the Incentive Compensation Deferral Plan (amended and restated as of October 1, 1997).

(4) Represents shares underlying stock units, payable on a one-for-one basis, credited to stock unit accounts as of December 31, 2002 under the 1996 Non-Employee Director Fee Deferral Plan and the Deferred Incentive Compensation Plan (amended and restated as of March 31, 2000).

(5) Weighted average exercise price of outstanding stock options; excludes restricted stock and deferred compensation share units.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
None required to be reported.


Item 14.  Controls and Procedures
---------------------------------
Within 90 days prior to filing this report, an evaluation was performed, under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Chairman and Chief Executive Officer; President and Richard H. Fearon - Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. Subsequent to December 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls and no significant deficiencies and material weaknesses existed which required corrective actions.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


                                     Part IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) (1) The report of independent auditors, consolidated financial statements and notes to consolidated financial statements, included in Item 8 above, are filed as a separate section of this report:

        Report of Independent Auditors - Page F-1

        Statements of Consolidated Income - Years ended December 31, 2002, 2001 and 2000 - Page F-2

        Consolidated Balance Sheets - December 31, 2002 and 2001 - Page F-3

        Statements of Consolidated Cash Flows - Years ended December 31, 2002, 2001 and 2000 - Page F-4

        Statements of Consolidated Shareholders' Equity - Years ended December 31, 2002, 2001 and 2000 - Page F-5

        Notes to Consolidated Financial Statements - Pages F-6 through F-32


    (2) All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


    (3)  Exhibits

         3(a) Amended Articles of Incorporation (amended and restated as of April 27, 1994) - Filed in conjunction with this Form 10-K

         3(b) Amended Regulations (amended and restated as of April 26,
              2000)- Incorporated by reference to the Form 10-Q for the six months ended June 30, 2000

         4(a) Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

         4(b) Rights Agreement (Dated as of June 28, 1995) - Filed in conjunction with this Form 10-K

         10 Material contracts - Each of the following is either a management contract or a compensatory plan or arrangement:

            (a) Deferred Incentive Compensation Plan (amended and restated as of March 31, 2000) - Incorporated by reference to the Form 10-K for the year ended December 31, 2000

            (b) Executive Strategic Incentive Plan I (Amended and Restated as
                of January 1, 2001) - Filed in conjunction with this Form 10-K

            (c) Group Replacement Insurance Plan (GRIP), effective as of
                June 1, 1992 - Incorporated by reference to the Form 10-K for the year ended December 31, 1992

            (d) 1991 Stock Option Plan - Filed in conjunction with this Form
                10-K

            (e) 1995 Stock Plan - Filed in conjunction with this Form 10-K

            (f) Incentive Compensation Deferral Plan (amended and restated as of October 1, 1997) - Incorporated by reference to the Form 10-K for the year ended December 31, 2000

            (g) Form of Change of Control Agreement entered into with
                officers of Eaton Corporation - Filed in conjunction with this Form 10-K

            (h) Form of Indemnification Agreement entered into with officers of Eaton Corporation - Filed in conjunction with this Form
                10-K

            (i) Limited Eaton Service Supplemental Retirement Income Plan
                (amended and restated as of January 1, 2003) - Filed in conjunction with this Form 10-K

            (j) Supplemental Benefits Plan (amended and restated as of
                January 1, 1989) (which provides supplemental retirement benefits) - Filed in conjunction with this Form 10-K

            (k) Excess Benefits Plan (Amended and Restated Effective
                January 1, 1989) (with respect to Section 415 limitations of the Internal Revenue Code) - Filed in conjunction with this Form 10-K

            (l) Executive Incentive Compensation Plan - Incorporated by
                reference to the Form 10-K for the year ended December 31,
                2000

            (m) Plan for the Deferred Payment of Directors' Fees (Originally
                adopted in 1985 and amended effective as of September 24, 1996 and January 28, 1998) - Filed in conjunction with this Form 10-K

            (n) Plan for the Deferred Payment of Directors' Fees (Originally
                adopted in 1980 and amended and restated in 1989 and 1996) - Filed in conjunction with this Form 10-K

            (o) 1996 Non-Employee Director Fee Deferral Plan (amended and restated as of October 22, 2002) - Filed in conjunction with this Form 10-K

            (p) Trust Agreement - Outside Directors (dated December 6, 1996)
                - Filed in conjunction with this Form 10-K

            (q) Trust Agreement - Officers and Employees (dated December 6,
                1996) - Filed in conjunction with this Form 10-K

            (r) 1998 Stock Plan - Incorporated by reference to the definitive
                Proxy Statement dated March 13, 1998

            (s) 2002 Stock Plan - Incorporated by reference to the definitive
                Proxy Statement dated March 15, 2002

            (t) Executive Strategic Incentive Plan II (Effective as of
                January 1, 2001) - Filed in conjunction with this Form 10-K

    12  Ratio of Earnings to Fixed Charges - Filed in conjunction with this
          Form 10-K

    21  Subsidiaries of Eaton Corporation - Filed in conjunction with this
          Form 10-K

    23  Consent of Independent Auditors - Filed in conjunction with this
          Form 10-K

    24  Power of Attorney - Filed in conjunction with this Form 10-K


(b)      Reports on Form 8-K

On October 15, 2002, the Company filed a Current Report on Form 8-K regarding the third quarter 2002 earnings release.

On January 21, 2003, the Company filed a Current Report on Form 8-K regarding the fourth quarter 2002 earnings release.


(c)      Exhibits

Certain exhibits required by this portion of Item 15 are filed as a separate section of this report.


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


                                             Eaton Corporation
                                             -----------------
                                             Registrant


Date:  March 21, 2003                        /s/ Richard H. Fearon
                                             ----------------------------
                                             Richard H. Fearon
                                             Executive Vice President -
                                             Chief Financial and Planning
                                             Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 21, 2003


Signature                  Title
---------                  -----

  *
-------------------
Alexander M. Cutler        Chairman and Chief Executive Officer; President
                           Director

  *
---------------
Billie K. Rawot            Vice President and Controller;
                           Principal Accounting Officer

  *
-------------------
Michael J. Critelli        Director

  *
-----------
Ernie Green                Director

  *
-----------------
Ned C. Lautenbach          Director

  *
----------------
Deborah L. McCoy           Director

  *
--------------
John R. Miller             Director

  *
-----------------
Furman C. Moseley          Director


  *
----------------
Victor A. Pelson           Director

  *
--------------
Gary L. Tooker             Director


*By    /s/ Richard H. Fearon
       --------------------------------------
       Richard H. Fearon, Attorney-in-Fact
       for the officers and directors signing
       in the capacities indicated

                                  Certification

I, Alexander M. Cutler, certify that:

1. I have reviewed this annual report on Form 10-K of Eaton Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003                   /s/ Alexander M. Cutler
                                       -------------------------------------
                                       Alexander M. Cutler
                                       Chairman and Chief Executive Officer;
                                       President

                                  Certification

I, Richard H. Fearon, certify that:

1. I have reviewed this annual report on Form 10-K of Eaton Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003                   /s/ Richard H. Fearon
                                       ------------------------------------
                                       Richard H. Fearon
                                       Executive Vice President -
                                       Chief Financial and Planning Officer

                                Eaton Corporation
                         2002 Annual Report on Form 10-K

                         Report of Independent Auditors
                        Consolidated Financial Statements
                   Notes to Consolidated Financial Statements


Report Of Independent Auditors
------------------------------

To the Board of Directors & Shareholders
Eaton Corporation

We have audited the accompanying consolidated balance sheets of Eaton Corporation as of December 31, 2002 and 2001, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in "Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

                                      /s/ Ernst & Young LLP
                                      ---------------------
Cleveland, Ohio
January 20, 2003

Eaton Corporation
Statements of Consolidated Income
                                                     Year ended December 31
                                                    ------------------------
                                                      2002     2001     2000
(Millions except for per share data)                  ----     ----     ----

Net sales                                           $7,209   $7,299   $8,309

Costs & expenses
  Costs of products sold                             5,272    5,503    6,092
  Selling & administrative                           1,217    1,220    1,299
  Research & development                               203      228      269
                                                    ------   ------   ------
                                                     6,692    6,951    7,660
                                                    ------   ------   ------
Income from operations                                 517      348      649

Other income (expense)
  Interest expense-net                                (104)    (142)    (177)
  Gains on sales of businesses                          18       61
  Other-net                                            (32)      11       80
                                                    ------   ------   ------
                                                      (118)     (70)     (97)
                                                    ------   ------   ------
Income from continuing operations before
  income taxes                                         399      278      552
Income taxes                                           118      109      189
                                                    ------   ------   ------
Income from continuing operations                      281      169      363
Income from discontinued operations                                       90
                                                    ------   ------   ------
Net income                                          $  281   $  169   $  453
                                                    ======   ======   ======

Net income per Common Share assuming dilution
  Continuing operations                             $ 3.92   $ 2.39   $ 5.00
  Discontinued operations                                               1.24
                                                    ------   ------   ------
                                                    $ 3.92   $ 2.39   $ 6.24
                                                    ======   ======   ======
  Average number of Common Shares outstanding         71.7     70.5     72.6

Net income per Common Share basic
  Continuing operations                             $ 3.98   $ 2.43   $ 5.06
  Discontinued operations                                               1.25
                                                    ------   ------   ------
                                                    $ 3.98   $ 2.43   $ 6.31
                                                    ======   ======   ======
  Average number of Common Shares outstanding         70.6     69.4     71.8

Cash dividends paid per Common Share                $ 1.76   $ 1.76   $ 1.76


The notes on pages F-6 to F-32 are an integral part of the consolidated financial statements.

Eaton Corporation
Consolidated Balance Sheets
                                                    December 31
                                                  ---------------
                                                    2002     2001
(Millions)                                          ----     ----

ASSETS
Current assets
  Cash                                            $   75   $  112
  Short-term investments                             353      199
  Accounts receivable                              1,032    1,070
  Inventories                                        698      681
  Deferred income taxes                              181      153
  Other current assets                               118      172
                                                  ------   ------
                                                   2,457    2,387
Property, plant & equipment
  Land & buildings                                   790      763
  Machinery & equipment                            3,044    3,053
                                                  ------   ------
                                                   3,834    3,816
  Accumulated depreciation                        (1,879)  (1,766)
                                                  ------   ------
                                                   1,955    2,050
Goodwill                                           1,910    1,902
Other intangible assets                              510      533
Other assets                                         306      774
                                                  ------   ------
                                                  $7,138   $7,646
                                                  ======   ======
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                 $   47   $   58
  Current portion of long-term debt                  154      130
  Accounts payable                                   488      418
  Accrued compensation                               199      158
  Accrued income & other taxes                       225      258
  Other current liabilities                          621      647
                                                  ------   ------
                                                   1,734    1,669
Long-term debt                                     1,887    2,252
Postretirement benefits other than pensions          652      670
Deferred income taxes & other liabilities            563      580
Shareholders' equity
  Common Shares (70.6 in 2002 and 69.5 in 2001)       35       35
  Capital in excess of par value                   1,413    1,348
  Retained earnings                                1,603    1,447
  Accumulated other comprehensive income (loss)     (699)    (299)
  Deferred compensation plans                        (50)     (56)
                                                  ------   ------
                                                   2,302    2,475
                                                  ------   ------
                                                  $7,138   $7,646
                                                  ======   ======

The notes on pages F-6 to F-32 are an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Cash Flows
                                                       Year ended December 31
                                                       ----------------------
                                                        2002    2001    2000
(Millions)                                              ----    ----    ----

Net cash provided by operating activities
  of continuing operations
    Income from continuing operations                  $ 281   $ 169   $ 363
    Adjustments to reconcile to net cash provided
      by operating activities
        Depreciation & amortization                      353     355     364
        Amortization of goodwill & other
          intangible assets                               23      94      98
        Deferred income taxes                            (51)     58      44
        Pension assets                                    (4)    (84)    (67)
        Other long-term liabilities                       (1)     30      35
        Gains on sales of businesses & corporate assets  (18)    (61)    (22)
        Other non-cash items in income                    22       2      (6)
        Changes in working capital, excluding
          acquisitions & sales of businesses
            Accounts receivable                           59      98     (39)
            Inventories                                   13     149     (13)
            Accounts payable                              41      64     (16)
            Accrued income & other taxes                 101      75     (86)
            Other current liabilities                    (14)   (129)    (44)
            Other working capital accounts                47     (53)    (81)
        Other-net                                         48      (2)    (11)
                                                       -----   -----   -----
                                                         900     765     519
Net cash used in investing activities
  of continuing operations
    Expenditures for property, plant & equipment        (228)   (295)   (386)
    Acquisitions of businesses, less cash acquired      (153)    (35)   (115)
    Sales of businesses & corporate assets                96     403     122
    Proceeds from initial public offering of subsidiary                  349
   (Purchases) sales of short-term investments          (135)   (154)     40
    Other-net                                              5      22     (34)
                                                       -----   -----   -----
                                                        (415)    (59)    (24)
Net cash used in financing activities
  of continuing operations
    Borrowings with original maturities of more
      than three months
        Proceeds                                         419   1,481   1,555
        Payments                                        (635) (1,419) (1,560)
    Borrowings with original maturities of less
       than three months-net                            (228)   (643)    150
    Cash dividends paid                                 (123)   (120)   (127)
    Purchase of Common Shares                                    (12)   (417)
    Proceeds from exercise of employee stock options      45      37      11
                                                       -----   -----   -----
                                                        (522)   (676)   (388)
                                                       -----   -----   -----

Total (decrease) increase in cash
  from continuing operations                             (37)     30     107
Net cash used in discontinued operations                                (104)
                                                       -----   -----   -----
Total (decrease) increase in cash                        (37)     30       3
Cash at beginning of year                                112      82      79
                                                       -----   -----   -----
Cash at end of year                                    $  75   $ 112   $  82
                                                       =====   =====   =====

The notes on pages F-6 to F-32 are an integral part of the consolidated financial statements.


Eaton Corporation
Statements of Consolidated Shareholders' Equity

                                                                          Accumulated                Total
                                    Common Shares   Capital in               other      Deferred     share-
                                   ---------------  excess of  Retained  comprehensive  compensa-   holders'
                                   Shares  Dollars  par value  earnings  income (loss)  tion plans   equity
(Millions)                         ------  -------  ---------  --------  -------------  ----------  -------

Balance at January 1, 2000          74.0     $37     $1,041     $1,804       $(220)        $(38)     $2,624
Net income                                                         453                                  453
Other comprehensive income (loss)                                              (47)                     (47)
                                                                                                     ------
Total comprehensive income                                                                              406
Cash dividends paid                                               (127)                                (127)
Issuance of shares under
  employee benefit plans,
  including tax benefit               .3                 57         (1)                       6          62
Put option obligation                                     7                                               7
Purchase of shares                  (6.0)     (3)      (112)      (302)                      (1)       (418)
Initial public offering and
  spin-off of subsidiary                                272       (416)                                (144)
Other-net                                                 1         (1)                                   0
                                    ----     ---     ------     ------       -----         ----      ------
Balance at December 31, 2000        68.3      34      1,266      1,410        (267)         (33)      2,410
Net income                                                         169                                  169
Other comprehensive income (loss)                                              (32)                     (32)
                                                                                                     ------
Total comprehensive income                                                                              137
Cash dividends paid                                               (120)                                (120)
Issuance of shares under
  employee benefit plans,
  including tax benefit              1.1       1         64         (2)                      (1)         62
Issuance of shares to trust           .3                 22                                 (22)          0
Purchase of shares                   (.2)                (4)        (8)                                 (12)
Other-net                                                           (2)                                  (2)
                                    ----     ---     ------      -----       -----         ----      ------
Balance at December 31, 2001        69.5      35      1,348      1,447        (299)         (56)      2,475

Net income                                                         281                                  281
Other comprehensive income (loss)                                             (400)                    (400)
                                                                                                     ------
Total comprehensive loss                                                                               (119)
Cash dividends paid                                               (123)                                (123)
Issuance of shares under
  employee benefit plans,
  including tax benefit              1.0      (a)        61         (2)                       8          67
Issuance of shares to trust           .1                  5                                  (5)          0
Other-net                                                (1)                                  3           2
                                    ----     ---     ------     ------       -----         ----      ------
Balance at December 31, 2002        70.6     $35     $1,413     $1,603       $(699)        $(50)     $2,302
                                    ====     ===     ======     ======       =====         ====      ======

(a) Balance less than $1.

The notes on pages F-6 to F-32 are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Dollars and shares in millions, except per share data (per share data assume dilution)

ACCOUNTING POLICIES
-------------------

Consolidation and Basis of Presentation
---------------------------------------
The consolidated financial statements include accounts of Eaton and all subsidiaries and other controlled entities. The equity method of accounting is used for investments in associate companies where the Company has a 20% to 50% ownership interest. These associate companies are not material either individually, or in the aggregate, to Eaton's financial position, net income or cash flows.

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons known as "special purpose entities" (SPEs). In the ordinary course of business, Eaton leases certain real properties, primarily sales and office facilities, and equipment, as described in "Lease Commitments" below. Transactions with related parties are in the ordinary course of business, are conducted on an arm's-length basis, and are not material to the Company's financial position, net income or cash flows.

Foreign Currency Translation
----------------------------
The functional currency for substantially all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in Accumulated Other Comprehensive Income (Loss) in Shareholders' Equity.

Inventories
-----------
Inventories are carried at lower of cost or market. Inventories in the United States are generally accounted for using the last-in, first-out (LIFO) method. Remaining United States and all other inventories are accounted for using the first-in, first-out (FIFO) method.

Depreciation and Amortization
-----------------------------
Depreciation and amortization are computed by the straight-line method for financial statement purposes. Cost of buildings is depreciated over 40 years and machinery and equipment over principally three to 10 years. Intangible assets subject to amortization, primarily consisting of patents, tradenames and distribution networks are amortized over a range of five to 30 years. Software is amortized over a range of three to five years.

Effective January 1, 2002, Eaton adopted Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except goodwill, and those to be disposed of by sale or otherwise. Long-lived assets, except goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value. The adoption of this Statement did not have an impact on the Company's financial position, net income or cash flows.

Goodwill and Indefinite Life Intangible Assets
----------------------------------------------
Effective January 1, 2002, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", as further described below. Upon adoption, the Company ceased the amortization of goodwill and indefinite life intangible assets recorded in connection with current and previous business acquisitions. SFAS No. 142 changes the accounting for goodwill and indefinite life intangible assets from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. During 2002, Eaton completed the initial impairment test for goodwill and indefinite life intangible assets as of January 1, 2002 and the required annual impairment test. These tests confirmed that the fair value of Eaton's reporting units exceeds their respective carrying values, and that no impairment loss needed to be recognized upon adoption of SFAS No. 142 or for the year ended December 31, 2002.

Financial Instruments
---------------------
In the normal course of business, Eaton is exposed to fluctuations in foreign currencies, interest rates, and commodity prices. The Company uses various financial instruments, primarily foreign currency forward exchange contracts, interest rate swaps and commodity futures contracts to manage exposure to price fluctuations. Financial instruments used by Eaton are straightforward, non-leveraged, instruments for which quoted market prices are readily available from a number of independent services. Financial instruments generally are not bought and sold solely for trading purposes, except for nominal amounts authorized under limited, controlled circumstances (resulted in immaterial net gains in 2002 and 2001). Credit loss is deemed to be remote because the counterparties to the instruments are major international financial institutions with strong credit ratings and because of the Company's control over the limit of positions entered into with any one counterparty.

All derivative financial instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Accounting for the gain or loss resulting from the change in the financial instrument's fair value depends on whether it has been designated, and effective, as a hedge and, if so, on the nature of the hedging activity. Financial instruments can be designated 1) as hedges of changes in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire an asset or liability, 2) as hedges of variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of an asset or liability, or 3) as hedges of foreign currency exposure from a net investment in one of the Company's foreign operations. Gains and losses related to a hedge are either 1) recognized in income immediately to offset the gain or loss on the hedged item or 2) deferred and reported as a component of Other Comprehensive Income (Loss) in Shareholders' Equity and subsequently recognized in net income when the hedged item affects net income. The ineffective portion of the change in fair value of a financial instrument is recognized in income immediately.

The gain or loss related to financial instruments that are not designated as hedges, are recognized immediately in net income.

Warranty Expenses
-----------------
Estimated product warranty expenses are accrued in costs of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on historical warranty claim experience and specific customer contracts. Warranty expenses include accruals for basic warranties for products sold, as well as accruals for product recalls and other related items when they are known and estimable.

Stock Options Granted to Employees & Directors
----------------------------------------------
Stock options granted to employees and directors to purchase Common Shares are accounted for using the intrinsic value based method. Under this method, no compensation expense is recognized on the grant date, since on that date the option price equals the market price of the underlying shares.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition when a company voluntarily changes to the fair value based method of recognizing expense in the income statement for stock-based employee compensation, including stock options granted to employees and directors. As allowed by SFAS No. 123, Eaton has adopted the Statement's disclosure-only provisions and does not recognize expense for stock options granted to employees. If Eaton accounted for stock options under the fair value based method of expense recognition in SFAS No. 123, net income per Common Share would have been reduced by $.19 in 2002, $.22 in 2001 and $.25 in 2000, as described further in "Shareholders' Equity" below.

Revenue Recognition
-------------------
Substantially all revenues are recognized when products are shipped to unaffiliated customers and title has transferred. Shipping and handling costs billed to customers are included in net sales and the related costs in cost of products sold.

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

SUBSEQUENT EVENT (Unaudited)
---------------------------
On January 31, 2003, Eaton acquired the electrical business of Delta plc for approximately $215. This business had 2001 sales of approximately $379 (at the foreign exchange rate on the date the transaction was completed). The Delta business has 3,400 employees and is headquartered in the United Kingdom. The business' major electrical brands include MEM(R), Holec(TM), Bill(TM), Home Automation(TM), Elek(TM) and Tabula(TM). The Delta business will be integrated into Eaton's Industrial & Commercial Controls segment.

ACQUISITIONS OF BUSINESSES
--------------------------
Eaton acquired businesses for a combined net cash purchase price of $153 in 2002, $35 in 2001 and $115 in 2000. All acquisitions were accounted for by the purchase method of accounting and, accordingly, the Statements of Consolidated Income include the results of the acquired businesses from the effective dates of acquisition.

In November 2002, the Boston Weatherhead business of Dana Corporation was purchased for $130. This business, which had 2001 sales of $207, manufactures hose, tubing, and fluid connectors for fluid power systems primarily for industrial distribution, mobile off-highway and heavy-duty truck markets. The allocation of the purchase price for this acquisition is preliminary and will be finalized in 2003. In June 2002, the remaining 40% interest in Jining Eaton Hydraulics Company, Ltd. (JEHYCO), a hydraulics systems manufacturer located in Jining, China, was acquired. This business manufactures hydraulic pumps and motors for mobile and industrial markets. The operating results of these businesses are reported in Business Segment Information in Fluid Power.

In March 2001, the remaining 50% interest of Sumitomo Eaton Hydraulics
Company (now named Eaton Fluid Power Ltd.), the former joint venture with Sumitomo Heavy Industries Ltd., was acquired. This business manufactures a complete line of hydraulic motors under the Orbit(TM) and Orbitol(TM) brand names, primarily for the Japanese mobile equipment market. The operating results of this business are reported in Business Segment Information in Fluid Power. During July 2001, the commercial clutch manufacturing assets of Transmisiones TSP, S.A. de C.V. in Mexico were acquired. In October 2001, the European portion of the vehicle mirror actuator business of Donnelley Corporation, located in Manorhamilton, Ireland was acquired.

In September 2000, the industrial cylinder business of International Motion Control Incorporated was acquired. This business manufactures industrial cylinders which are primarily used by machine and equipment builders to transfer and apply fluid power. The operating results of this business are reported in Business Segment Information in Fluid Power.

SALES OF BUSINESSES AND CORPORATE ASSETS
----------------------------------------
Eaton sold businesses, product lines and certain corporate assets for aggregate cash proceeds of $96 in 2002, $403 in 2001 and $122 in 2000.

In July 2002, the Navy Controls business was sold resulting in a pretax gain of $18 ($13 after-tax, or $.18 per Common Share).

Sales of businesses in 2001 included the Vehicle Switch/Electronics
Division (VS/ED), the Air Conditioning and Refrigeration business, and certain assets of the Automotive and Truck segments. The sales of these businesses resulted in a net pretax gain of $61 ($22 after-tax, or $.30 per share).

Sales of certain corporate assets and product lines in 2000 resulted in a net pretax gain of $22 ($14 after-tax or $.19 per share).

The net gains on the sales of businesses in 2002 and 2001 were reported as a separate line item in the Statements of Consolidated Income and Business Segment Information. The net gain on the sales of corporate assets and product lines in 2000 was included in the Statements of Consolidated Income in Other Income-Net and in Business Segment Information in Corporate & Other-Net. The operating results of VS/ED are reported in Business Segment Information as Divested Operations.

UNUSUAL CHARGES
---------------

2002 Charges
------------
Eaton undertook restructuring actions in 2002 to further reduce operating costs across its business segments and certain corporate functions. These actions, and their related charges, were a continuation of restructuring programs initiated in 2001.

Additional restructuring charges related to past acquisitions were incurred in Fluid Power. In accordance with generally accepted accounting principles, these charges were recorded as restructuring expense as incurred. The additional acquisition-related charges consisted of $22 of workforce reductions for 841 employees and $4 of asset write-downs and plant consolidation and other expenses. The charges recorded primarily related to the closure of facilities in Glenrothes, Scotland and Livorno, Italy, and for the closure of the Mooresville, North Carolina facility, which was announced in the third quarter of 2002 and is expected to be completed in the first quarter of 2003.

Restructuring charges of $13 in the Industrial & Commercial Controls business consisted primarily of workforce reductions of 449 employees. The workforce reductions, primarily in the sales force, resulted in severance and other employee benefits being paid. Asset write-downs and plant consolidation and other expenses of $3 were also recorded as a result of restructuring actions.

Restructuring charges in the Truck business consisted of $6 for workforce reductions of 251 employees and $10 for asset write-downs and plant consolidation and other expenses. The charges primarily relate to the closure of the heavy-duty transmission plant in Shelbyville, Tennessee due to depressed conditions in the truck industry over the past two years and Eaton's efforts to rationalize manufacturing capacity to better manage the cyclical nature of the truck industry.

Restructuring charges related to corporate staff consisted of $3 of workforce reductions for 133 employees. The Company also recorded a charge of $10 representing a contribution to the Eaton Charitable Fund.

2001 Charges
------------
In connection with the acquisitions of businesses in the Fluid Power segment, Eaton incurred acquisition integration costs. Integration charges included $15 for plant consolidation and other expenses and $7 for workforce reductions. Workforce reductions include severance and other related employee benefits for the termination of 239 personnel.

Restructuring charges in the Industrial & Commercial Controls business consisted of $21 for workforce separation costs for the termination of 887 personnel, primarily manufacturing, and $9 for plant consolidation and other expenses.

Restructuring charges in the Truck business consisted of $35 of workforce reductions for 1,038 employees and $20 of asset write-downs and plant consolidation and other expenses. The workforce reductions consisted of severance and other employee benefits for the elimination of salary positions within the organization and manufacturing personnel at the closed facilities. The Company completed the closure of manufacturing facilities in Hillsville, Virginia, and in Tipton, Gloucester and Aycliffe, United Kingdom, consolidating production to a facility in Gdansk, Poland, as well as completing the closure of the heavy-duty transmission plant in St. Nazaire, France.

Restructuring charges related to corporate staff consisted of $8 for workforce reductions, representing 10% of the corporate staff, as well as $4 for asset writedowns and other expenses. A corporate charge of $10 related to an arbitration was recorded in the second quarter of 2001. The arbitration award related to a contractual dispute over supply arrangements initiated in February 1999 against Vickers, Incorporated (now named Eaton Hydraulics Inc.), a subsidiary of Aeroquip-Vickers, Inc., which was acquired by Eaton in April 1999.

2000 Charges
------------
Integration charges related to the acquisition of Aeroquip-Vickers consisted of $46 of plant consolidation and other expenses and $1 for workforce reductions. The workforce reduction charges consist of severance and other related employee benefits for the termination of approximately 110 employees, primarily manufacturing personnel. The Company also incurred $5 of corporate charges related to the restructuring of certain functions.

Summary of Unusual Charges
--------------------------
Unusual charges recorded in each year follows:

                                             2002    2001    2000
                                             ----    ----    ----
Operational restructuring charges
  Fluid Power                               $  26   $  22   $  47
  Industrial & Commercial Controls             16      30
  Automotive                                    1
  Truck                                        16      55
Corporate restructuring charges                 3      12       5
                                            -----   -----   -----
                                               62     119      52
Other corporate charges                        10      10
                                            -----   -----   -----
Pretax                                      $  72   $ 129   $  52
                                            =====   =====   =====
After-tax                                   $  47   $  86   $  34
Per Common Share                              .66    1.21     .47

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


Restructuring Liabilities
-------------------------
Restructuring liabilities of $8 remaining at December 31, 2000 were fully utilized in 2001. Movement of the various components of restructuring liabilities for 2002 and 2001 follows:

                                                              Plant
                         Workforce reductions  Inventory &  consoli-
                         --------------------  other asset   dation
                          Employees  Dollars   write-downs  & other  Total
                          ---------  -------   -----------  -------  -----
2001 charges                2,310      $ 71       $ 20        $ 28    $119
Utilized in 2001           (1,966)      (50)       (20)        (26)    (96)
                            -----      ----       ----         ---    ----
Liabilities remaining
  at December 31, 2001        344        21          0           2      23
2002 charges                1,994        45          8           9      62
Utilized in 2002           (1,844)      (55)        (8)         (6)    (69)
                            -----      ----       ----         ---     ---
Liabilities remaining
  at December 31, 2002        494      $ 11       $  0         $ 5     $16
                            =====      ====       ====         ===     ===

In 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses the reporting of expenses related to exit and disposal activities, including business restructurings, and is effective for actions initiated after 2002. This Statement does not alter the accounting for exit or disposal activities associated with acquired businesses. The Statement will require an evaluation of the facts and circumstances in determining the proper accounting recognition of expenses related to each exit or disposal activity. It is expected the Statement will spread out the recognition of these expenses, but not alter the related cash flows.

GOODWILL AND OTHER INTANGIBLE ASSETS
------------------------------------
As discussed in "Accounting Policies" above, effective January 1, 2002,
Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Upon adoption, the Company ceased the amortization of goodwill and indefinite life intangible assets recorded in connection with previous business acquisitions. A reconciliation of income from continuing operations and income from continuing operations per Common Share for 2001 and 2000, as if SFAS No. 142 had been adopted as of the beginning of each year, follows:

                                                   2002    2001    2000
                                                   ----    ----    ----
Reported income from continuing operations        $ 281   $ 169   $ 363
Add back amortization of goodwill &
  indefinite life intangible assets,
  net of income taxes                                        63      64
                                                  -----   -----   -----
Adjusted income from continuing operations        $ 281   $ 232   $ 427
                                                  =====   =====   =====

Reported income from continuing operations
  per Common Share assuming dilution              $3.92   $2.39   $5.00
Add back amortization of goodwill &
  indefinite life intangible assets,
  net of income taxes                                       .88     .89
                                                  -----   -----   -----
Adjusted income from continuing operations
  per Common Share                                $3.92   $3.27   $5.89
                                                  =====   =====   =====

A summary of goodwill and other intangible assets follows:

                                    2002                        2001
                        -------------------------   -------------------------
                        Historical    Accumulated   Historical    Accumulated
                           cost      amortization      cost      amortization
                        ----------   ------------   ----------   ------------

Goodwill                  $2,232         $322         $2,218         $316
                          ======         ====         ======         ====


Intangible assets not
  subject to amortization
 (primarily trademarks)   $  333         $ 24         $  330         $ 24
                          ======         ====         ======         ====

Intangible assets subject
  to amortization
    Patents               $  192         $ 78         $  190         $ 63
    Other                    153           66            176           76
                          ------         ----         ------         ----
                          $  345         $144         $  366         $139
                          ======         ====         ======         ====

Expense related to intangible assets subject to amortization for 2002 was $23. Estimated annual pretax expense for intangible assets subject to amortization recorded at December 31, 2002 for each of the next five years follows: 2003, $22; 2004, $18; 2005, $17; 2006, $16; and 2007, $15.

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

The consolidated financial statements present the semiconductor equipment operations as a discontinued operation for 2000. Operating results of discontinued operations in 2000 were net sales of $679, pretax income of $132 and net income of $90.

DEBT AND OTHER FINANCIAL INSTRUMENTS
------------------------------------
Short-term debt of $47 at December 31, 2002 related to lines of credit of subsidiaries outside the United States. These subsidiaries have available short-term lines of credit aggregating $97 from various banks worldwide.

Long-term debt, including the current portion, follows:

                                              2002     2001
                                              ----     ----
7.05% debentures due 2002                            $  100
Variable rate notes due 2003                $  150      150
6.95% notes due 2004
  (converted to floating rate by
     interest rate swap)                       250      250
1.62% Yen notes due 2006                        42       38
8% debentures due 2006                          86       86
8.9% debentures due 2006
  (converted to floating rate by
     interest rate swap)                       100      100
6% Euro 200 million notes due 2007
  (converted to floating rate by
     interest rate swap)                       209      177
5.75% notes due 2012
  ($175 converted to floating rate by
     interest rate swap)                       300
8.1% debentures due 2022                       100      100
7-5/8% debentures due 2024                      66       66
6-1/2% debentures due 2025
  (due 2005 at option of debenture holders)    145      145
7.875% debentures due 2026                      82       82
7.65% debentures due 2029                      200      200
6.4% to 7.6% medium-term notes due at
  various dates through 2018                   131      157
Commercial paper                                30      630
Other                                          150      101
                                            ------   ------
                                             2,041    2,382
Less current portion of long-term debt        (154)    (130)
                                            ------   ------
                                            $1,887   $2,252
                                            ======   ======

Eaton has credit facilities of $900, of which $500 expire in May 2003 and $400 expire in April 2005.

The Company has entered into interest rate swaps to manage interest rate risk. A summary of these instruments outstanding at December 31, 2002, excluding certain immaterial instruments, follows (currency in millions):

                                        Interest rates(b)
Interest rate         Hedge    Notional ----------------  Floating interest
rate swaps (a)         type     amount  Receive   Pay         rate basis
-----------------   ----------  ------  -------   ---    --------------------
Fixed to floating   Fair value   $250    6.95%    5.1%  6 month LIBOR+3.7%

Fixed to floating   Fair value   $100    8.9%     5.6%  6 month LIBOR+3.9%

Fixed Euro to
floating Euro       Fair value    200    6.0%     3.8%  6 month EURIBOR+.54%
                                 Euro

Fixed to floating   Fair value   $175    5.75%    2.5%  6 month LIBOR+0.58%

a The maturity of the swaps correspond with the maturity of the hedged item as noted in the long-term debt table.
b Interest rates are as of year-end 2002.

The weighted-average interest rate on short-term borrowings, including commercial paper classified as long-term debt, was 3.9% at December 31, 2002 and 3.3% at December 31, 2001.

Aggregate mandatory annual maturities of long-term debt for each of the next five years are as follows: 2003, $154; 2004, $255; 2005, $47; 2006, $231;
and 2007, $261.

Interest paid was $116 in 2002, $175 in 2001, and $205 in 2000.

The carrying values of cash, short-term investments and short-term debt in the balance sheet approximate their estimated fair values. The estimated fair values of other financial instruments outstanding are as follows:

                                2002                          2001
                    ---------------------------  ---------------------------
                    Notional  Carrying     Fair   Notional  Carrying    Fair
                     amount    value      value    amount    value     value
                     ------    -----      -----    ------     -----    -----
Long-term debt,
current portion
of long-term debt
& foreign currency
principal swaps              $(2,041)  $(2,202)            $(2,382)  $(2,514)

Commodity contracts    $ 10       (a)       (a)     $ 14        (a)       (a)

Foreign currency
forward exchange
contracts               275       (7)       (6)      122        (5)      (11)

Interest rate swaps
  Fixed to floating     811       59        59       509        10        10
  Floating to floating                                92        (a)       (a)
  Floating to fixed      13       (3)       (3)      113        (3)       (3)

(a) Balance less than $1.

The estimated fair values of financial instruments are principally based on quoted market prices. The fair value of foreign currency forward exchange contracts, which primarily relate to the Euro, British Pound and Japanese Yen and which mature in 2003, and foreign currency principal and interest rate swaps were estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

RETIREMENT BENEFIT PLANS
------------------------
The Company has defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. Components of plan obligations and assets and the net amounts recognized in the balance sheets are as follows:

                                                           Other
                                                      postretirement
                                  Pension benefits        benefits
                                 -----------------    --------------
                                    2002      2001     2002     2001
                                    ----      ----     ----     ----
Projected benefit obligation
  at beginning of year           $(1,856)  $(1,762)   $(894)   $(827)
Service cost                         (76)      (61)     (15)     (14)
Interest cost                       (126)     (124)     (60)     (62)
Actuarial loss                      (118)     (128)      (3)     (72)
Benefits paid                        205       213       91       79
Effect of translation                (43)       14
Other                                 18        (8)       3        2
                                 -------   -------    -----    -----
Projected benefit obligation
  at end of year                  (1,996)   (1,856)    (878)    (894)
                                 -------   -------    -----    -----

Fair value of plan assets at
  beginning of year                1,836     2,209
Actual return on plan assets        (196)     (183)
Employer contributions                30        37       92       80
Benefits paid                       (205)     (213)     (91)     (79)
Effect of translation                 25       (11)
Other                                (10)       (3)      (1)      (1)
                                 -------   -------    -----    -----
Fair value of plan assets at
  end of year                      1,480     1,836        0        0
                                 -------   -------    -----    -----
Benefit obligations with
  no plan assets                     (91)      (82)    (878)    (894)
Benefit obligations
  (in excess of)less than
  plan assets                       (425)       62
Not recognized through net income
  Net loss                           846       333      186      190
  Prior service cost                  12        33        3       (2)
Other                                  2         1        9        7
                                 -------   -------    -----    -----
Net amount recognized            $   344   $   347    $(680)   $(699)
                                 =======   =======    =====    =====

Amounts recognized in the balance
sheet consist of:
  Accrued asset                  $    23   $   430
  Accrued liability                 (310)     (121)   $(680)   $(699)
  Intangible asset                    14         7
  Accumulated other comprehensive
    income                           617        31
                                 -------   -------    -----    -----
Net amount recognized            $   344   $   347    $(680)   $(699)
                                 =======   =======    =====    =====

Statement of Financial Accounting Standards No. 87 requires recognition of a minimum liability for those pension plans with accumulated benefit obligations in excess of the fair values of plan assets at the end of the year. Accordingly, in the fourth quarter of 2002, Eaton recorded a non-cash charge of $586 ($386 after-tax) related to the additional minimum liability for certain underfunded pension plans which reduced Accumulated Other Comprehensive Income in Shareholders' Equity. Pension funding requirements are not currently affected by the recording of this charge. Further, the charge did not impact net income, and will be reversible should the fair value of the pension plans' assets again exceed the accumulated benefit obligations at the end of 2003.

The components of pension benefit income (cost) for continuing operations are as follows:

                                     2002     2001     2000
                                     ----     ----     ----
Service cost                        $ (76)   $ (61)   $ (63)
Interest cost                        (126)    (124)    (119)
Expected return on plan assets        213      213      200
Other                                  (8)       6        6
                                    -----    -----    -----
                                        3       34       24
Curtailment loss                       (4)      (3)      (2)
Settlement (loss) gain                (21)      21       18
                                    -----    -----    -----
                                    $ (22)   $  52    $  40
                                    =====    =====    =====

Actuarial assumptions used in the calculation of amounts recognized for pensions are as follows:

                                                        United States &
                                                      non-United States
                               United States plans   plans weighted-average
                               -------------------  ----------------------
                                  2002     2001          2002     2001
                                  ----     ----          ----     ----
Return on pension plan assets   10.00%   10.00%         9.85%    9.85%
Rate of compensation increase    3.75%    4.00%         3.73%    3.74%
Discount rate                    6.75%    7.25%         6.53%    6.56%

United States pension plans represent 76% of the total projected benefit obligation. For non-United States plans, assumptions reflect economic conditions applicable to the respective country.

The return on pension plan assets of 10.00% for United States plans and the weighted-average rate of 9.85% for United States and non-United States plans for 2002 and 2001 were utilized in the calculation of benefit cost for the respective year. The return on pension plan assets for 2003 will be lowered to 8.75% for United States plans and a weighted-average rate of 8.71% for United States and non-United States plans.

The discount rates of 6.75% and 7.25% for United States plans and the weighted-average rates of 6.53% and 6.56% for United States and non-United States plans for 2002 and 2001, respectively, were utilized in the calculation of the amounts recognized in the balance sheet at year-end. The discount rates also affect the benefit cost expensed in the prospective year.

The Company also has various defined-contribution benefit plans, primarily consisting of the Eaton Savings Plan (ESP). Total contributions related to these plans charged to expense were $34 in 2002, $43 in 2001, and $75 in 2000.

The components of other postretirement benefit cost of continuing operations are as follows:

                                     2002     2001     2000
                                     ----     ----     ----
Service cost                        $ (15)   $ (14)   $ (16)
Interest cost                         (60)     (62)     (60)
Net amortization                       (4)       3
                                    -----    -----    -----
                                      (79)     (73)     (76)
Curtailment gain                                          1
Settlement loss                        (2)
                                    -----    -----    -----
                                    $ (81)   $ (73)   $ (75)
                                    =====    =====    =====

Actuarial assumptions used in the calculation of amounts recognized for other postretirement benefits are as follows:

                                            2002    2001
                                            ----    ----
Discount rate                              6.75%   7.25%
Projected health care cost trend rate     10.00%   8.00%
Ultimate health care cost trend rate       5.00%   5.00%
Year ultimate health care cost trend
  rate is achieved                          2007    2007

The discount rates of 6.75% and 7.25% for 2002 and 2001, respectively, were utilized in the calculation of the amounts recognized in the balance sheet at year-end. The discount rates also affect the benefit cost expensed in the prospective year.

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                         1% Increase       1% Decrease
                         -----------       -----------
2002 benefit cost            $ 2              $ (2)
Recorded liability
  at December 31, 2002        28               (25)

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

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2002 and 2001, the balance sheet included a liability for these costs of $64 and $62, respectively. With regard to some of the matters included in the liability, Eaton has rights of recovery from non-affiliated parties for a portion of these estimated costs.

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

SHAREHOLDERS' EQUITY
--------------------
There are 300 million Common Shares authorized ($.50 par value per share),
70.6 million of which are issued and outstanding at year-end 2002. At December 31, 2002, there were 10,611 holders of record of Common Shares. Additionally, approximately 27,000 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP) and Eaton Personal Investment Plan
(EPIP).

The Company has plans which permit certain employees and directors to defer a portion of their compensation. Eaton has deposited $45 of Common Shares and marketable securities into a trust to fund a portion of these liabilities. The marketable securities are included in Other Assets and the Common Shares are included in Shareholders' Equity.

Stock Options
-------------
Stock options have been granted to certain employees and directors, under various plans, to purchase Common Shares at prices equal to fair market value as of the date of grant. Historically, the majority of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant.

During 1997 and 1998, the Company granted special performance-vested stock options with a 10-year vesting term in lieu of more standard employee stock options. These options have a provision for accelerated vesting if and when Eaton achieves certain net income and Common Share price targets. If the targets are not achieved, these options become exercisable 10 days before the expiration of their 10-year term. As of December 31, 2002, 2.2 special performance-vested stock options were outstanding of which .9 were exercisable.

A summary of stock option activity follows:

                                 2002             2001              2000
                           ---------------  ----------------  ---------------
                            Average          Average          Average
                             price            price            price
                              per              per              per
                            option  Options  option  Options  option  Options
                            ------  -------  ------  -------  ------  -------
Outstanding January 1       $59.97    9.9    $57.30   10.2    $65.89    8.7
Granted                      80.85    1.1     72.67    1.1     71.90    1.5
Exercised                    46.67   (1.0)    42.00    (.9)    33.76    (.3)
Canceled                     70.55    (.4)    67.04    (.5)    83.05    (.6)
                                     ----             ----             ----
Options outstanding before
  spin-off of Axcelis                                          66.89    9.3
Cancellation of options
  of Axcelis employees                                         72.39    (.5)
Adjustment for spin-off
  of Axcelis                                                            1.4
                                     ----             ----             ----
Outstanding December 31     $63.40    9.6    $59.97    9.9    $57.30   10.2
                                     ====             ====             ====

Exercisable December 31     $58.87    6.3    $55.94    6.1    $51.51    5.8
Reserved for future
  grants December 31                  3.1              1.4              2.0

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                            Weighted-               Weighted-
                              Weighted-      average                 average
                               average      exercise                exercise
                    Options   remaining     price per    Options    price per
Range of exercise     out-   contractual   outstanding   exerci-  exercisable
prices per option  standing  life (years)    option       sable      option
-----------------  --------  -----------   -----------    -----   -----------
$33.86 - $39.99        .1         .1         $33.91         .1       $33.91
$40.00 - $49.99       1.7        2.2          45.50        1.7        45.50
$50.00 - $59.99        .1        6.8          57.76         .1        57.47
$60.00 - $69.99       4.6        5.5          61.79        3.5        61.78
$70.00 - $79.99       1.9        6.8          74.27         .8        74.38
$80.00 - $88.41       1.2        8.8          82.00         .1        87.67
                      ---                                  ---
                      9.6                                  6.3
                      ===                                  ===

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". If Eaton accounted for its stock options under the fair value method of SFAS No. 123, net income and net income per Common Share would have been as indicated below:

                                          2002    2001    2000
                                          ----    ----    ----
Net income
  As reported                            $ 281   $ 169   $ 453
  Assuming fair value method               267     153     435

Net income per Common Share assuming
  dilution
    As reported                          $3.92   $2.39   $6.24
    Assuming fair value method            3.73    2.17    5.99

Net income per Common Share basic
  As reported                            $3.98   $2.43   $6.31
  Assuming fair value method              3.79    2.21    6.06

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                     2002         2001         2000
                                     ----         ----         ----
Dividend yield                       2.5%         2.5%           3%
Expected volatility                   29%          26%          23%
Risk-free interest rate      2.6% to 4.3%   3.7% to 5%   6% to 6.8%
Expected option life in years           4            4       4 or 5
Weighted-average per
  share fair value of
  options granted
  during the year                  $18.34       $15.71       $15.47

Preferred Share Purchase Rights
-------------------------------
In 1995, the Company declared a dividend of one Preferred Share Purchase
Right for each outstanding Common Share. The Rights become exercisable only if a person or group acquires, or offers to acquire, 20% or more of Eaton's Common Shares. The Company is authorized to reduce that threshold for triggering the Rights to not less than 10%. The Rights expire on July 12, 2005, unless redeemed earlier at one cent per Right.

When the Rights become exercisable, the holder of each Right, other than the acquiring person, is entitled 1) to purchase for $250, one one-hundredth of a Series C Preferred Share, 2) to purchase for $250, that number of Eaton's Common Shares or common stock of the acquiring person having a market value of twice that price, or 3) at the option of the Company, to exchange each Right for one Common Share or one one-hundredth of a Preferred Share.

Comprehensive Income (Loss)
---------------------------
The components of Accumulated Other Comprehensive Income (Loss) as reported in the Statement of Consolidated Shareholders' Equity are as follows:

                                     Unrealized  Deferred    Minimum
                         Foreign     gain (loss)   gain      pension
                        currency    on available (loss)on   liability
                       translation    for sale   cash flow   adjust-
                       adjustments  investments   hedges      ment     Total
                       -----------  -----------  ---------  ---------  -----
Balance at
  January 1, 2000         $(220)         $ 0        $ 0        $  0    $(220)
2000 adjustment,
  net of income taxes       (47)          (4)                            (51)
Adjustment for
  spin-off of Axcelis         4                                            4
                          -----          ---        ---       -----    -----
Balance at
  December 31, 2000        (263)          (4)         0           0     (267)
2001 adjustment,
  net of income taxes       (20)           5         (5)        (21)     (41)
Recognition in income
  of adjustment related
  to divested businesses      9                                            9
                          -----          ---        ---       -----    -----
Balance at
  December 31, 2001        (274)           1         (5)        (21)    (299)
2002 adjustment,
  net of income taxes       (15)                      1        (386)    (400)
                          -----          ---        ---       -----    -----
Balance at
December 31, 2002         $(289)         $ 1        $(4)      $(407)   $(699)
                          =====          ===        ===       =====    =====

A discussion of the minimum pension liability adjustment recorded in 2002 is included in "Retirement Benefit Plans" above.

INCOME TAXES
------------
For financial statement reporting purposes, income from continuing operations before income taxes, based on the geographic location of the operation to which such earnings are attributable, is summarized below. Certain foreign operations are branches of Eaton and are, therefore, subject to United States as well as foreign income tax regulations. As a result, pretax income by location and the components of income tax expense by taxing jurisdiction are not directly related. For purposes of this note to the consolidated financial statements, non-United States operations include Puerto Rico.

                                            Income from continuing
                                        operations before income taxes
                                        ------------------------------
                                              2002   2001   2000
                                              ----   ----   ----
United States                                 $ 56   $ 60   $264
Non-United States                              343    227    288
Write-off of foreign currency translation
 adjustments related to divested businesses            (9)
                                              ----   ----   ----
                                              $399   $278   $552
                                              ====   ====   ====

Income tax expense of continuing operations follows:

                                              2002   2001   2000
                                              ----   ----   ----
Current
  United States
    Federal                                   $123   $ (8)  $ 89
    State & local                                6     (5)    10
  Non-United States                             42     65     56
                                              ----   ----   ----
                                               171     52    155
Deferred
  United States Federal                        (71)    64     27
  Non-United States                             18     (7)     7
                                              ----   ----   ----
                                               (53)    57     34
                                              ----   ----   ----
                                              $118   $109   $189
                                              ====   ====   ====

Reconciliations of income taxes of continuing operations at the United States Federal statutory rate to the effective income tax rate follow:

                                            2002    2001    2000
                                            ----    ----    ----
Income taxes at the United States
  statutory rate                            35.0%   35.0%   35.0%
United States state & local income taxes     1.4    (1.7)    1.8
Other United States-net                      1.4    (9.3)    4.9
Non-United States operations (earnings
  taxed at other than United States tax     (8.3)    4.2   (10.1)
  rate)
Amortization of goodwill                             4.8     2.6
Sales of businesses                                  6.4
                                            ----    ----    ----
                                            29.5%   39.4%   34.2%
                                            ====    ====    ====

Eaton has manufacturing operations in Puerto Rico which operate under certain United States tax law incentives related to the repatriation of earnings that, at this point, are not expected to be available after 2005. Management believes that the loss of these incentives will not have a material adverse impact on net income. Income tax credits claimed under these incentives were $33 in 2002, $41 in 2001 and $46 in 2000.

Significant components of current and long-term deferred income taxes follow:

                                   2002                 2001
                           --------------------   ---------------------
                            Current   Long-term   Current    Long-term
                             assets     assets     assets   liabilities
                            -------   ---------   -------   -----------
Accruals & other
  adjustments
    Employee benefits        $ 53       $ 346       $ 56        $ 167
    Depreciation &
      amortization                       (405)                   (436)
    Other                     117          36         89           23
Other items                    11           8          8           12
United States income
  tax credit carryforwards                 46                      14
United States foreign tax
  credit carryforwards                     33                      38
Tax loss carryforwards                     54                      61
Valuation allowance                       (78)                    (87)
                             ----       -----       ----        -----
                             $181       $  40       $153        $(208)
                             ====       =====       ====        =====

At the end of 2002, United States income tax credit carryforwards of $46 are available to reduce future Federal income tax liabilities, including $26 which expire at the end of 20 years and $20 of which are not subject to expiration. Foreign tax credit carryforwards of $33 are also available to reduce United States Federal income tax liabilities during the next five years. A full valuation allowance has been recorded for the foreign tax credit carryforwards.

At December 31, 2002, certain non-United States subsidiaries had tax loss carryforwards aggregating $161 that are available to offset future taxable income. Carryforwards of $107 expire at various dates from 2003 through 2012 and the balance have no expiration date. A valuation allowance of $45 has been recorded for the tax effect of these tax loss carryforwards.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $873 at December 31, 2002, since the earnings retained have been reinvested by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

Worldwide income tax cash flows were payments of $61 in 2002 and $210 in 2000, and a refund of $11 in 2001.

OTHER INFORMATION
-----------------

Assets
------
Accounts receivable are net of an allowance for doubtful accounts of $26 at the end of 2002 and $20 at the end of 2001.

The components of inventories follow:

                                         2002    2001
                                         ----    ----
Raw materials                           $ 283   $ 260
Work in process                           160     217
Finished goods                            289     238
                                        -----    ----
Inventories at FIFO                       732     715
Excess of FIFO over LIFO cost             (34)    (34)
                                        -----   -----
Net inventories                         $ 698   $ 681
                                        =====   =====

Gross inventories accounted for using the LIFO method were $478 at the end of 2002 and $440 at the end of 2001.

Liabilities
-----------
A summary of the current and long-term liabilities for warranties follows:

                                         2002    2001
                                         ----    ----
Balance at the beginning of the year    $ 128   $ 157
Current year accruals                     129      92
Claims paid/satisfied                    (119)   (108)
Other                                     (11)    (13)
                                        -----   -----
Balance at the end of the year          $ 127   $ 128
                                        =====   =====

Lease Commitments
-----------------
The Company leases certain real properties, primarily sales and office facilities, and equipment. Minimum rental commitments for 2003 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are $83 and decline substantially thereafter.

Rental expense was $102 in 2002, $113 in 2001, and $118 in 2000.

Net Income per Common Share
---------------------------
The calculation of net income per Common Share assuming dilution and basic follows:

                                           2002    2001    2000
                                           ----    ----    ----
Net income                                $ 281   $ 169   $ 453
                                          =====   =====   =====


Average number of Common Shares
  outstanding assuming dilution            71.7    70.5    72.6
Less dilutive effect of stock options       1.1     1.1      .8
                                          -----   -----   -----
Average number of Common Shares
  outstanding basic                        70.6    69.4    71.8
                                          =====   =====   =====

Net income per Common Share
  assuming dilution
    Continuing operations                 $3.92   $2.39   $5.00
    Discontinued operations                                1.24
                                          -----   -----   -----
                                          $3.92   $2.39   $6.24
                                          =====   =====   =====
Net income per Common Share
  basic
    Continuing operations                 $3.98   $2.43   $5.06
    Discontinued operations                                1.25
                                          -----   -----   -----
                                          $3.98   $2.43   $6.31
                                          =====   =====   =====

Employee and director stock options to purchase 3.0 Common Shares in 2002,
2.2 in 2001, and 6.0 in 2000 were outstanding but were not included in the computation of net income per Common Share assuming dilution, since they would have had an antidilutive effect on earnings per share.

BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
---------------------------------------------------
Eaton is a global diversified industrial manufacturer with annual sales of $7.2 billion. The Company is a leader in fluid power systems; electrical power quality, distribution and control; automotive engine air management and fuel economy; and intelligent drivetrain systems for fuel economy and safety in trucks. Eaton had 48,000 employees at the end of 2002, which increased to 51,000 in 2003 due to the acquisition of the electrical business of Delta plc, and sells products in more than 50 countries. Major products included in each segment and other information follows.

Fluid Power
-----------
All pressure ranges of hose, fittings, adapters, couplings and other fluid power connectors; hydraulic pumps, motors, valves, cylinders, power steering units, transaxles and transmissions; electronic and hydraulic controls; electric motors and drives; filtration products and fluid-evaluation products and services; aerospace products and systems -- hydraulic and electrohydraulic pumps, motors, electric motor pumps, hydraulic motor driven generators and integrated system packages, hydraulic and electromechanical actuators, flap and slat systems, nose wheel steering systems, cockpit controls, power and load management systems, sensors, fluid debris monitoring products, illuminated displays, integrated displays and panels, relays and valves; clutches and brakes for industrial machines; golf grips and precision molded and extruded plastic products

Industrial & Commercial Controls
----------------------------------
Vacuum interrupters, a wide range of circuit breakers and a variety of power distribution and control assemblies and components used in managing distribution of electricity to homes, businesses and industrial facilities; engineering systems and diagnostic and support services to support customer power and control system requirements; thermal circuit breakers and power control and conversion equipment used in commercial and military applications; drives, contactors, starters, and other motor control products used in the control and protection of electric motors; a wide range of sensors used for position sensing; automation personal computers and programmable logic controllers for controlling machine logic; a full range of operator interface hardware and software for interfacing with machines

Automotive
----------
Valvetrain systems, intake and exhaust valves, lash compensation lifters and lash adjusters, cylinder heads, superchargers, limited slip and locking differentials, transmission dampers, precision gear forgings, air control valves, engine sensors and controls, mirror actuators, transmission controls, on-board vapor recovery systems, fuel level senders and pressure control valves

Truck
-----
Heavy-, medium-, and light-duty mechanical transmissions, heavy-duty automated transmissions, heavy- and medium-duty clutches, gears and shafts, traction control systems, transfer boxes, power take-off units, splitter boxes, gearshift mechanisms, transmissions for off-highway construction equipment, and collision warning systems

Other Information
-----------------
The principal markets for Fluid Power, Automotive and Truck are original equipment manufacturers and after-market customers of aerospace products and systems, off-highway agricultural and construction vehicles, industrial equipment, passenger cars and heavy-, medium-, and light-duty trucks. These manufacturers are generally concentrated in North America and Europe; however, sales are made globally. Most sales of these products are made directly to such manufacturers.

The principal markets for Industrial & Commercial Controls are industrial, construction, commercial, automotive and government customers. These customers are generally concentrated in North America; however, sales are made globally. Sales are made directly by the Company and indirectly through distributors and manufacturers' representatives to such customers.

No single customer represented more than 10% of net sales of continuing operations in 2002, 2001 or 2000. Sales from ongoing United States and Canadian operations to customers in foreign countries were $503 in 2002, $520 in 2001 and $599 in 2000 (7% of sales for all years presented).

The accounting policies of the segments are generally the same as the policies described under "Accounting Policies" above, except that inventories and related cost of products sold of the segments are accounted for using the FIFO method and operating profits only reflect the service cost component related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties.

Identifiable assets exclude general corporate assets, which principally consist of cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

Business Segment Information

                                               2002     2001     2000
                                               ----     ----     ----
Net sales
  Fluid Power                                $2,456   $2,507   $2,607
  Industrial & Commercial Controls            1,993    2,199    2,421
  Automotive                                  1,594    1,479    1,502
  Truck                                       1,166    1,029    1,456
                                             ------   ------   ------
Total ongoing operations                      7,209    7,214    7,986
Divested operations                                       85      323
                                             ------   ------   ------
Total net sales                              $7,209   $7,299   $8,309
                                             ======   ======   ======

Operating profit (loss)
  Fluid Power                                $  187   $  183   $  235
  Industrial & Commercial Controls              149      163      251
  Automotive                                    225      194      214
  Truck                                          90      (64)     107
                                             ------   ------   ------
Total ongoing operations                        651      476      807

Corporate
  Divested operations                                      6        8
  Amortization of goodwill & other
    intangible assets                           (23)     (94)     (95)
  Interest expense-net                         (104)    (142)    (177)
  Gains on sales of businesses                   18       61
  Corporate & other-net                        (143)     (29)       9
                                             ------   ------   ------
Income from continuing operations before
  income taxes                                  399      278      552
Income taxes                                    118      109      189
                                             ------   ------   ------
Income from continuing operations               281      169      363
Income from discontinued operations                                90
                                             ------   ------   ------
Net income                                   $  281   $  169   $  453
                                             ======   ======   ======


Income from continuing operations before income taxes was reduced by unusual items as follows:

Fluid Power                                  $   26   $   22   $   47
Industrial & Commercial Controls                 16       30
Automotive                                        1
Truck                                            16       55
Corporate                                        13       22        5
                                             ------   ------   ------
                                             $   72   $  129   $   52
                                             ======   ======   ======

                                               2002     2001     2000
                                               ----     ----     ----
Identifiable assets
  Fluid Power                                $1,439   $1,345   $1,518
  Industrial & Commercial Controls              847    1,016    1,099
  Automotive                                    819      781      816
  Truck                                         605      651      710
                                             ------   ------   ------
Total ongoing operations                      3,710    3,793    4,143

Goodwill                                      1,910    1,902    1,985
Other intangible assets                         510      533      553
Corporate                                     1,008    1,418    1,215
Divested operations                                               284
                                             ------   ------   ------
Total assets                                 $7,138   $7,646   $8,180
                                             ======   ======   ======

Expenditures for property, plant & equipment
  Fluid Power                                $   53   $   61   $   95
  Industrial & Commercial Controls               34       54       71
  Automotive                                     75       96       96
  Truck                                          56       64       81
                                             ------   ------   ------
Total ongoing operations                        218      275      343
Corporate                                        10       17       28
Divested operations                                        3       15
                                             ------   ------   ------
Total expenditures for property, plant &
  equipment                                  $  228   $  295   $  386
                                             ======   ======   ======

Depreciation of property, plant & equipment
  Fluid Power                                $   91   $   96   $   97
  Industrial & Commercial Controls               70       72       74
  Automotive                                     69       66       65
  Truck                                          54       56       57
                                             ------   ------   ------
Total ongoing operations                        284      290      293
Corporate                                        22       23       21
Divested operations                                                14
                                             ------   ------   ------
Total depreciation of property, plant &
  equipment                                  $  306   $  313   $  328
                                             ======   ======   ======

Geographic Region Information

                                   Ongoing operations
                               --------------------------
                                                     Long-
                                Net    Operating     lived
                               sales     profit     assets
                              ------     ------     ------
2002
United States                 $5,605     $  483     $1,338
Canada                           185         15         13
Europe                         1,110         65        351
Latin America                    403         45        160
Pacific Region                   358         43         93
Eliminations                    (452)
                              ------     ------     ------
                              $7,209     $  651     $1,955
                              ======     ======     ======

2001
United States                 $5,677     $  414     $1,419
Canada                           177         11         15
Europe                         1,108         (5)       322
Latin America                    406         37        203
Pacific Region                   310         19         91
Eliminations                    (464)
                              ------     ------     ------
                              $7,214     $  476     $2,050
                              ======     ======     ======

2000
United States                 $6,483     $  679     $1,532
Canada                           182         15         14
Europe                         1,232         46        352
Latin America                    412         47        193
Pacific Region                   253         20         79
Eliminations                    (576)
                              ------     ------     ------
                              $7,986     $  807     $2,170
                              ======     ======     ======

Net sales and operating profit are attributed to geographical regions based upon the location of the selling unit.

Long-lived assets consist of property, plant and equipment-net.

Operating profit was reduced by unusual items as follows:

                                2002       2001       2000
                                ----       ----       ----
United States                 $   49     $   67     $   42
Europe                            10         37          4
Latin America                                 2          1
Pacific Region                                1
                              ------     ------     ------
                              $   59     $  107     $   47
                              ======     ======     ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

Dollars in millions, except for per share data (per share data assume dilution)

Overview
--------
While global economic conditions remained difficult in 2002, presenting a challenging operating environment, Eaton posted significantly improved results, with each business segment reporting solid performance during the year. During 2002, Eaton made significant progress towards key corporate goals of 1) out-growing end markets, 2) resizing the Company to compete effectively and profitably in the depressed market and 3) improving the strength of the balance sheet.

Worldwide net sales were $7,209 in 2002. Although 1% lower than 2001, sales reflected levels that outperformed a number of the Company's end markets. Net income was $281 in 2002 ($3.92 per Common Share), up 66% from $169 in 2001 ($2.39 per share). The increase was primarily due to the result of the benefits of restructuring actions taken in 2002 and prior years. Before unusual items in both years, operating earnings were $315 in 2002 ($4.40 per share), up 35% from $233 in 2001 ($3.30 per share). Unusual items reported in both years included restructuring charges, other unusual charges and gains on sales of businesses.

Eaton's results in 2002 were aided by actions taken in 2002 and earlier years to comprehensively restructure operations. With these actions, the Company incurred restructuring and other unusual charges of $72 in 2002 ($.66 per Common Share) and $129 in 2001 ($1.21 per share), and delivered $130 of savings in 2002. These savings helped the Company to post significantly higher earnings despite end markets showing yet another year of decline. In addition, 2002 results were favorably impacted by $.88 per Common Share due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which ceased the amortization of goodwill and certain intangible assets. These positive effects on income were partially offset by additional pension expense and other postretirement benefit expense in 2002 of $.52 per share. The Company also reported gains on sales of businesses of $.18 per share in 2002 compared to $.30 per share in 2001.

Throughout 2002, Eaton continued to focus on strengthening the balance sheet. Cash flow from operations in 2002 was an all-time high of $900, and cash flow after capital expenditures and cash dividends (free cash flow) for the year was $549. As a result, total debt was reduced by $352 during the year and cash and short-term investments increased by $117. The net debt to total capital ratio at the end of 2002 was 41.9%, down from 46.2% at year-end 2001. This ratio would have dropped to 38.2% but for the recognition of a $386 reduction of Shareholders' Equity related to the recognition of a minimum pension liability for certain pension plans at the end of 2002.

2002 Compared to 2001
---------------------

Results of Operations
---------------------
Sales of $7,209 for 2002 were 1% below 2001. After excluding the impact of the divestitures of the Navy Controls business in the third quarter of 2002 and the Vehicle Switch/Electronics Division (VS/ED) in the first quarter of 2001, sales increased by 1%. Sales of the Fluid Power segment were $2,456 in 2002, 2% below 2001, while sales of the Industrial & Commercial Controls segment of $1,993 were down 9% from 2001, due to weakness in end markets served by these segments. The Automotive segment reported sales of $1,594 in 2002, 8% higher than 2001, reflecting the continued strong performance of the North American and European automobile markets. Truck segment sales rose to $1,166, 13% above 2001, spurred by purchases of heavy-trucks in North America in advance of new engine emission requirements.

Sales in the United States increased to $5,605 in 2002, 1% above 2001 after excluding the impact of the divestitures of businesses in 2002 and 2001, primarily the result of continued strong performance in the Automotive segment and the mid-year surge in the Truck segment. Sales in international markets were $2,056 in 2002, only slightly above 2001. Sales in 2002 of $1,110 in Europe, $403 in Latin America and $185 in Canada were all flat compared to 2001, as these economies remained weak. Sales in the Pacific region increased to $358, 15% higher than 2001, primarily due to improved performance of Fluid Power, Automotive and Truck operations in this region.

As the weak economic conditions of 2001 continued into 2002, Eaton undertook additional restructuring actions to further reduce fixed operating costs across its business segments and certain corporate functions. During 2002, $62 of operational restructuring charges were recorded, including $26 for Fluid Power, $16 for Industrial & Commercial Controls and $16 for Truck. These compared to similar restructuring charges of $119 in 2001. In addition, unusual corporate charges of $10 in each of 2002 and 2001 were recorded which related to non-operating activities. On an after-tax basis, these restructuring and unusual charges reduced net income for 2002 by $47 ($.66 per Common Share) and for 2001 by $86 ($1.21 per share). The operational restructuring charges are included in the Statements of Consolidated Income in Income from Operations and reduced Operating Profit of the related business segment. The corporate restructuring charges are included in the Statements of Consolidated Income in Income from Operations and the other corporate charges are included in Other Expense-Net. All of the corporate restructuring and other corporate charges are included in Business Segment Information in Corporate & Other-Net.

Results for 2002 were favorably impacted by the adoption of SFAS No. 142, which ceased the amortization of goodwill and indefinite life intangible assets recorded in connection with current and previous business acquisitions. This accounting change increased pretax income for 2002 by $73 ($63 after- tax, or $.88 per Common Share) compared to 2001. Income for 2002 was reduced by $57 ($37 after-tax, or $.52 per share) compared to 2001 due to increased pension expense and other postretirement benefit expense which reflected the decline in the market value of equity investments in Eaton's pension fund, coupled with lower discount rates associated with pension and other postretirement benefit liabilities.

As displayed in the Statements of Consolidated Income, despite slightly lower sales, income from Operations of $517 in 2002 increased $169 over 2001, rising to 7.2% of sales from 4.8% of sales in 2001. These increases were primarily attributable to the benefits of the aggressive restructuring actions described above, which generated $130 of savings in 2002. The increases also reflected lower restructuring charges recorded in 2002 compared to 2001 and reduced amortization expense in 2002 related to the change in accounting for goodwill and indefinite life intangible assets described above. Offsetting these positive effects on income was increased pension expense and other postretirement benefit expense in 2002, as described above.

In the third quarter of 2002, Eaton sold the Navy Controls business, which resulted in a pretax gain of $18 ($13 after-tax, or $.18 per Common Share). During 2001, VS/ED, the Air Conditioning and Refrigeration business and certain assets of Automotive and Truck businesses were sold. The sales of businesses in 2001 resulted in a net pretax gain of $61 ($22 after-tax, or $.30 per share). The gains for both years are reported as a separate line item in the Statements of Consolidated Income and Business Segment Information. In Business Segment Information, the operating results of VS/ED are included in divested operations.

The effective income tax rate for 2002 was 29.5% compared to 39.4% for 2001. The higher rate in 2001 was primarily the result of the tax effect of book/tax basis differences related to businesses sold in the first quarter of 2001 and the amortization of non-deductible goodwill in 2001. Excluding the negative tax consequences related to the sales of businesses and non-deductible goodwill in 2001, the effective tax rate for 2001 was 28.2% compared to 29.5% in 2002.

Before restructuring charges, other unusual charges and gains on the sales of businesses, operating earnings were $315 in 2002 ($4.40 per Common Share), 35% above 2001 on a similar basis. These improvements were primarily the result of the factors described above. Net income for 2002, including unusual charges and gains on sales of businesses, was $281 ($3.92 per share), 66% higher compared to $169 in 2001 ($2.39 per share).

Business Segments
-----------------

Fluid Power
-----------
Sales of Eaton's largest business segment, Fluid Power, were $2,456 in 2002, 2% below one year earlier. Fluid Power end markets showed no growth compared to 2001, with North American fluid power industry shipments down about 2%, commercial aerospace markets off about 17%, and defense aerospace markets up by 27%. The expected significant decline in the commercial aerospace market started in the second quarter of 2002, while traditional mobile and industrial hydraulics markets showed little improvement in 2002. Offsetting these declines was strength in the military aerospace markets.

Operating profits before restructuring charges were $213 in 2002, 4% higher than $205 posted in 2001. These profits represented a return on sales of 8.7% in 2002, up from 8.2% in 2001. In spite of general weakness in end markets, profits in 2002 were higher than 2001, primarily the result of the benefits of aggressive restructuring actions taken to resize this business in prior periods. Restructuring charges recognized in 2002 were $26 compared to $22 in 2001. Profits after restructuring charges were $187 in 2002, up from $183 in 2001.

In the fourth quarter of 2002, two acquisitions were completed in this segment. The Company purchased the Boston Weatherhead business of Dana Corporation for $130. This business, which had 2001 sales of $207, manufactures hose, tubing, and fluid connectors for fluid power systems primarily for the industrial distribution, mobile off-highway and heavy-duty truck markets. In addition, the aerospace circuit breaker business of Mechanical Products was purchased during the fourth quarter.

During the second quarter of 2002, Eaton purchased the remaining 40% interest in its hydraulics systems joint venture company, Jining Eaton Hydraulics Company, Ltd. (JEHYCO), located in Jining, China. JEHYCO is the Company's fourth wholly-owned business in China.

In 2002, Eaton announced a multi-year contract with Lockheed Martin to supply the wing fluid distribution package on the supersonic multi-role Joint Strike Fighter, the F-35, which represents Eaton's second major contract for this aircraft. The award is for the system design and development phase of the program, which is expected to total 14 aircraft and generate an estimated $3 of revenue over the next two years. Based on the projected manufacture of 3,000 aircraft and additional foreign military sales over the planned lifetime of the F-35, this award has the potential of generating revenue for Eaton of $1 billion over the 35 year life of the program. The Company also announced it had been selected to receive $84 in business as a result of the U.S. Air Force's decision to purchase an additional 60 C-17 cargo aircraft in 2004 through 2007.

During 2002, the Company also announced a multi-year contract with Airbus to provide products for hydraulic fluid conveyance in the new Airbus 380, the world's largest commercial aircraft. The contract has potential revenue of $70 over the next 20 years. This was the second contract awarded to Eaton for the A380, with the combined contracts expected to generate revenues of approximately $270 over the next 20 years. Additionally, during 2002, Eaton was awarded a multi-year contract by BMW to provide fluid hose assemblies for two major automobile production models. This contract is expected to have revenues in excess of $150 over the next six years.

Industrial & Commercial Controls
--------------------------------
In the Industrial & Commercial Controls segment, sales for 2002 were
$1,993, down 9% from 2001, but down only 7% after adjusting for the impact of selling the Navy Controls business at the start of the third quarter. End markets for the electrical business weakened during the year, with an estimated 9% decline in the North American markets for this business compared to 2001. The long-cycle, large-project portion of this business, which is tied to commercial construction, continued to soften during the year.

Operating profits before restructuring charges were $165 in 2002, down from $193 in 2001. These profits represented a return on sales of 8.3% in 2002 compared to 8.8% in 2001. Profits declined 15% from 2001, but were down 12% after excluding Navy Controls which was sold in mid-2002. The decline in profits was primarily the result of declining sales volume due to weak market conditions in most of the sectors this segment serves and the effects of product mix. Restructuring charges recognized in 2002 were $16 compared to $30 in 2001. Profits after restructuring charges were $149 in 2002 compared to $163 in 2001.

In January 2003, Eaton completed the acquisition of the electrical business of Delta plc for $215. This business, which had 2001 sales of $379, includes major electrical brands such as MEM(R), Holec(TM), Bill(TM), Home Automation(TM), Elek(TM) and Tabula(TM). The Delta business represents a significant addition to the capabilities and geographic footprint of the Industrial & Commercial Controls business. Additionally, in early January 2003 the acquisition of the power systems business of Commonwealth Sprague Capacitor was completed. This business will add to offerings in the areas of power quality and energy management.

During the second quarter of 2002, Eaton announced the formation of its new Performance Power Solutions organization, created to expand the Company's position in the power quality and assurance market, as well as to create a new business relationship with Johnson Controls. This business expansion is expected to result in $300 of new business revenue over the next four years.

Automotive
----------
The Automotive segment posted sales of $1,594 in 2002, 8% above 2001.
Compared to 2001, NAFTA automotive production was up 6% to 16.7 million units, while European production decreased 2% to 18.0 million units. The Automotive segment continued its strong performance with sales growth that considerably outpaced its end markets. The heavy investments Eaton has made in new product development over the last several years are delivering strong results and broadening opportunities, as this segment has been able to accelerate the pace of new product introductions to gain market share.

Operating profits before restructuring charges were $226 in 2002, up 16% from $194 in 2001. The segment produced a return on sales of 14.2% in 2002, up from 13.1% in 2001. The increases in profits and margins were primarily the result of the increase in sales during 2002.

In 2002, the Company announced the acquisition, from McLaren Performance Technologies, of the technology, trademarks, and engineering assets related to the Gerodisc(TM) product line. The addition of this product line to Eaton's existing products broadens the product range sold to the light-duty automotive differential market. During the year, Eaton also increased its investment to 49% in Cyltec, an associate company that manufactures cylinder heads for the light vehicle market in North America. In late 2002, Eaton won a contract from the Chrysler Group to provide electronic differentials for the front and rear axles of a future vehicle platform.

Further progress was made in growing Eaton's supercharger business in 2002.
In Brazil, the smallest supercharger ever produced on a commercial basis was launched for use on the new Ford Fiesta, and delivery began of a high-efficiency supercharger for use with the new M-271 engine program of Mercedes. The Company is providing superchargers, intake and exhaust valves, roller rocker arms and lash adjusters for the M-271 program.

In the first quarter of 2002, Eaton announced the receipt of a contract from General Motors Corporation's Tier One mirror suppliers to provide memory glass and power-folding mirror actuators for a wide range of pick-up trucks and sport utility vehicles.

Truck
-----
The Truck segment posted sales of $1,166 in 2002, a 13% increase over 2001. Sales in the North American heavy-duty truck market were higher in the second and third quarters of 2002, spurred by purchases of heavy-duty trucks in North America in advance of new engine emission requirements. NAFTA heavy-duty truck production was up 24% in 2002 to 181,000 units, NAFTA medium-duty truck production was flat, European truck production was down 6%, and South American production decreased by 12%.

Operating profits before restructuring charges were $106 in 2002 compared to a loss of $9 in 2001. These profits represented a return on sales of 9.1% in 2002. The positive impact of the extensive restructuring actions in this segment over the last two years can be seen in the $115 of increased profit before restructuring costs in 2002 on increased sales of $137. Restructuring charges recognized in 2002 were $16 compared to $55 in 2001. Profits after restructuring charges were $90 in 2002 compared to a loss of $64 in 2001.

During 2002, Eaton announced two new contracts in South America with Volvo and AGCO to supply transmissions for heavy-duty trucks and farm tractors. These contracts are expected to generate more than $190 of sales over the next eight years.

Corporate Income (Expense)
--------------------------
Results for 2002 were impacted favorably by the adoption of SFAS No. 142, which ceased the amortization of goodwill and indefinite life intangible assets recorded in connection with current and previous business acquisitions. This accounting change resulted in a $73 reduction in amortization expense in 2002.

Net interest expense of $104 in 2002 decreased by $38 compared to 2001. The decrease was primarily related to the reduction in debt of $352 from the end of 2001 to the end of 2002, as well as a reduction of interest rates in 2002.

Corporate and other expense-net was $143 in 2002 compared to $29 in 2001.
The increase was primarily the result of increased pension expense and other postretirement benefit expense of $57 in 2002 compared to 2001. This increase was due to the effect of the decline in the market value of equity investments in Eaton's pension fund, coupled with lower discount rates associated with pension and other postretirement benefit liabilities. The increase in corporate and other expense-net also reflected other expenses including profits owed to minority interests in subsidiaries, foreign currency, environmental and legal, as well as other corporate office accruals.

Changes in Financial Condition During 2002
------------------------------------------
Eaton's financial position further strengthened during 2002. Net working capital of $723 at the end of 2002 was virtually unchanged from year-end 2001 (the current ratio was 1.4 at both year-ends). Eaton continued to generate strong cash flow from operating activities, which is the primary source of funds to finance the needs of the Company.

Operating activities generated cash of $900 in 2002, an all-time record and in excess of the strong cash flow generation of $765 in 2001. Further progress was made in reducing operating capital, resulting in a lowering of the number of inventory days-on-hand by six days, a decrease in accounts receivable days outstanding of three days, and reduction in capital expenditures. Capital expenditures for 2002 were $228, $67 lower than 2001 and just over 3% of sales. As a result, the Company was able to complete with cash the acquisitions of Boston Weatherhead and the aerospace circuit breaker business of Mechanical Products in November 2002 while still reducing debt by $352 during 2002 and increasing cash and short-term investments by $117 at the end of 2002.

Total debt of $2,088 at the end of 2002 decreased $352 from the end of 2001. In addition to the contribution from strong operating cash flow, debt was paid down from the proceeds from the sale of Navy Controls. As a result of lower debt and increased cash and short-term investments, the net debt to capital ratio was reduced to 41.9% at the end of 2002 from 46.2% at year-end 2001. This ratio would have dropped to 38.2% but for a $386 reduction of Shareholders' Equity related to the recognition of a minimum pension liability for certain pension plans at the end of 2002. The Company has credit facilities of $900, of which $500 expire in May 2003 and $400 in April 2005.

In 2002, Eaton issued $300 of 5.75% Notes due 2012. The net proceeds from the Notes were used to reduce outstanding commercial paper and repay a portion of more expensive indebtedness incurred in connection with the 1999 acquisition of Aeroquip-Vickers, Inc. During 2002, the Company also reached an agreement with the Internal Revenue Service relating to the treatment of its broad-based company-owned life insurance plans for the years 1993 through 1998. Pursuant to the agreement, the Company terminated its remaining broad-based company-owned life insurance plans. The settlement of this issue resulted in no material effect on Eaton's financial position, net income or cash flows.

Eaton is in compliance with all covenants and other requirements set forth in its credit agreements and indentures, and it is not reasonably likely that this condition would change in the foreseeable future. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.

At the end of 2002, Shareholders' Equity was reduced by a non-cash after-tax charge of $386 related to the recognition of a minimum liability for certain pension plans. This charge is further described in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements. The charge did not impact net income, and will be reversible should the pension plans again become overfunded at the end of 2003. Pension funding requirements are not currently affected by the recording of this non-cash charge.

Cash dividends paid were $123 in 2002. Dividends per Common Share of $1.76 in 2002 were the same as in 2001. Eaton has paid dividends on Common Shares each year since 1923.

Outlook for 2003
----------------
The modest recovery Eaton had anticipated in its end markets beginning in the fourth quarter of 2002 was delayed due to the slow and uneven pace of North American economic recovery. As the Company surveys its end markets, only marginal growth is foreseen in the first half of 2003, with stronger growth expected in the second half. For the year as a whole, Eaton anticipates growth in its end markets of approximately 1 to 2%. As in the past year, it expects to outgrow end markets by approximately 2 to 3%.

The Company does not anticipate a recovery in the traditional mobile and industrial hydraulics markets until the second half of 2003. The decline in the commercial aerospace market has occurred as expected. Eaton believes that the commercial aerospace markets are near bottom, but may not recover significantly until 2004. Military aerospace markets remain strong and are expected to improve further over the course of 2003.

Eaton expects that the electrical distribution equipment market will begin to recover in 2003, but not until the fourth quarter. The residential market was strong in 2002, but is expected to weaken slightly during 2003.

NAFTA automobile production is forecasted to be 15.9 million units in 2003 and 16.1 million units in Europe. The Company expects that North American heavy-truck production during 2003 could approach 190,000 units, with volumes lower in the first quarter and strengthening during the balance of the year.

The Company expects to record additional growth during 2003 from the recently completed acquisitions of the Boston Weatherhead fluid power hose and fittings business, the electrical division of Delta plc, the aerospace circuit breaker business of Mechanical Products, and the power systems business of Commonwealth Sprague Capacitor. Eaton anticipates these acquisitions could add approximately $500 to 2003 revenues.

Restructuring expenses for 2003 are expected to be approximately $50, evenly spread over the year. These charges relate substantially to the integration of the recently acquired Boston Weatherhead fluid power business and the electrical business of Delta plc.

Capital expenditures for 2003 are forecasted to be $335 and will be funded primarily by cash flow from operations.

Due to the decline in stock market valuations during 2002 and the reduced general level of interest rates, certain key assumptions used to calculate pension and other postretirement benefit expense for 2003 will be adjusted, including the lowering of the assumption used for the return on pension plan assets from 10.00% to 8.75% and the discount rate from 7.25% to 6.75%. These changes in assumptions are expected to result in an increase of approximately $72 in pension expense and other postretirement benefit expense in 2003.

Before restructuring charges, Eaton projects 2003 operating earnings per Common Share to be between $5.00 and $5.25. In 2003, the Company expects restructuring charges to be approximately $.50 per share, resulting in a projection of net income after restructuring charges of between $4.50 and $4.75 per share. As a result of the continuing soft market conditions, Eaton will continue to exercise tight control over all expenditures. The Company anticipates that it should be significantly cash flow positive again in 2003.

Significant Accounting Changes in 2003
--------------------------------------
In 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses the reporting of expenses related to exit and disposal activities, including business restructurings, initiated after 2002. This Statement does not alter the accounting for exit or disposal activities associated with acquired businesses. The Statement will require an evaluation of the facts and circumstances in determining the proper accounting recognition of expenses related to each exit or disposal activity. It is expected the Statement will spread out the reporting of these expenses, but not alter the related cash flows.

Critical Accounting Policies
----------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Eaton's management to make estimates and use assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. For any estimate or assumption there may be other reasonable estimates or assumptions that could have been used. However, the Company believes that given the current facts and circumstances, it is unlikely that applying such other estimates and assumptions would have caused materially different amounts to have been reported, except for pension and other postretirement benefit plans for which several different reasonable assumptions could be used for the valuation of the plans, as described below. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from estimates used.

Revenue Recognition
-------------------
Substantially all of Eaton's revenues are recognized when products are shipped to unaffiliated customers and title has transferred.

Allowance for Uncollectible Accounts Receivable
-----------------------------------------------
Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer.

Allowance for Obsolete and Excess Inventory
-------------------------------------------
Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand, compared to estimated future usage and sales.

Impairment of Long-Lived Assets
-------------------------------
As a result of the adoption of SFAS No. 142 in 2002, goodwill and indefinite life intangible assets must be reviewed at least annually for impairment, in accordance with the specified methodology. Further, goodwill, intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and other intangible assets totaled $2,420 at the end of 2002 and represented 34% of total assets. These assets resulted primarily from the $1,100 acquisition of the electrical distribution and controls business unit of Westinghouse in 1994, and the $1,600 acquisition of Aeroquip-Vickers in 1999. These businesses have a long history of operating success and profitability and hold significant market positions in the majority of their product lines. Their products are not subject to rapid technological or functional obsolescence, which should result in continuous strong demand for products for many years and accordingly support the book values of the goodwill and intangible assets related to these businesses.

Deferred Income Tax Assets
---------------------------
Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities. Recorded deferred income tax assets and liabilities are described in detail in "Income Taxes" in the Notes to the Consolidated Financial Statements. Significant factors considered by management in the determination of the probability of the realization of deferred tax assets include historical operating results, expectations of future earnings and taxable income, and the extended period of time over which postretirement health care liabilities will be paid.

Pension and Other Postretirement Benefit Plans
----------------------------------------------
The measurement of liabilities related to pension plans and other postretirement benefit plans is based on management's assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. Actual pension plan asset performance will either reduce or increase unamortized pension losses, which ultimately affects net income. A one-percentage point change in the assumed rate of return on pension plan assets is estimated to have a $22 effect on pension expense. Likewise, a one-percentage point increase in the discount rate is estimated to reduce pension expense by $20. Information related to changes in key assumptions used to recognize expense for other postretirement benefit plans is found in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

For 2003, certain key assumptions used to calculate pension and other postretirement benefit expense have been adjusted, including the lowering of both the assumed return on pension plan assets from 10.00% to 8.75% and the discount rate from 7.25% to 6.75%. These changes are expected to result in increased pension and other postretirement benefit expense of approximately $72 in 2003 compared to 2002.

Protection of the Environment
-----------------------------
Eaton's operations involve the use and disposal of certain substances regulated under environmental protection laws. On an ongoing, regular basis, certain processes continue to be modified in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Liabilities related to environmental matters are further discussed in "Protection of the Environment" in the Notes to the Consolidated Financial Statements.

Contingencies
-------------
The Company is subject to various investigations, claims, legal and administrative proceedings, covering a wide range of matters that arise in the ordinary course of business activities. Any liability that may result from these proceedings is not expected to have a material adverse effect on Eaton's financial position, net income or cash flows.

Stock Options Granted to Employees
----------------------------------
In December 2002, Statement of Financial Accounting Standards (SFAS) No.
148, "Accounting for Stock-Based Compensation - Transition and Disclosure", was issued by the Financial Accounting Standards Board. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition when a company voluntarily changes to the fair value based method of recognizing expense in the income statement for stock-based employee compensation, including stock options granted to employees. As allowed by SFAS No. 123, Eaton has adopted the disclosure-only provisions of the Standard and does not recognize expense for stock options granted to employees.

Off-Balance Sheet Arrangements
------------------------------
Eaton does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons known as "special purpose entities" (SPEs). In the ordinary course of business, Eaton leases certain real properties, primarily sales and office facilities, and equipment, as described in "Lease Commitments" in the Notes to the Consolidated Financial Statements. Transactions with related parties are in the ordinary course of business, are conducted on an arm's-length basis, and are not material to Eaton's financial position, net income or cash flows.

Eaton uses straightforward, non-leveraged, financial instruments for which quoted market prices are readily available from a number of independent services, to manage exposure to fluctuations in foreign currencies, interest rates and commodity prices.

Contractual Obligations Related to Long-term Debt, Leases and Related Risk Disclosure
--------------------------------------------------------------------------
Eaton is subject to various financial risks attributable to operating in a global economy. Systems to measure and assure that these exposures are comprehensively evaluated have been developed so that appropriate and timely action can be taken to reduce risk, if necessary. Management performs a periodic oversight review of exposures. Derivative financial instruments are utilized on a discrete basis to manage exposures in the foreign exchange, interest and commodity markets only after approval by senior management. The counterparties used in these transactions have been diversified in order to minimize the impact of any potential credit loss in the event of nonperformance by the counterparties. Derivative activities are described in greater detail in "Debt and Other Financial Instruments" in the Notes to the Consolidated Financial Statements.

Eaton is subject to interest rate risk as it relates to long-term debt. The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates of long-term debt and capital leases, excluding foreign currency principal swaps and immaterial long-term debt of certain international operations.


2002

                                   Expected maturity date
                               --------------------------------------------    Fair
                               2003  2004  2005  2006  2007   After   Total   value
                               ----  ----  ----  ----  ----   -----   -----   -----
Long-term debt, including
current portion
  Fixed rate (US$)                   $250  $ 15  $186  $ 50  $1,013  $1,514  $1,656
    Average interest rate            7.0%  6.4%  8.5%  7.0%    7.0%    7.2%
  Fixed rate (Yen in 2006
  and Euro in 2007)                              $ 42  $209            $251    $270
    Average interest rate                        1.6%  6.0%            5.3%
  Variable rate debt (US$)     $150        $ 30                        $180    $180
    Average interest rate      2.6%        1.4%                        2.4%


2001
                                       Expected maturity date
                               --------------------------------------------    Fair
                               2002  2003  2004  2005  2006   After   Total   value
                               ----  ----  ----  ----  ----   -----   -----   -----
Long-term debt, including
current portion
  Fixed rate (US$)             $125        $250  $ 15  $186    $762  $1,338  $1,451
    Average interest rate      7.0%        7.0%  6.4%  8.5%    7.5%    7.5%
  Fixed rate (Yen in 2006
  and Euro in 2007)                                    $ 38    $177    $215    $232
    Average interest rate                              1.6%    6.0%    5.2%
  Variable rate debt (US$            $380        $400                  $780    $780
    Average interest rate            3.0%        3.0%                  3.0%

By the end of 2002, approximately 43% of Eaton's long-term debt was swapped to floating interest rates. Additional information related to long-term debt and related interest rate swaps can be found in "Debt and Other Financial Instruments" in the Notes to the Consolidated Financial Statements.

Minimum rental commitments for 2003 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are $83 and decline substantially thereafter.

Forward-Looking Statements
--------------------------
This Annual Report to Shareholders contains forward-looking statements concerning 2003 net income per Common Share, operating earnings per share, worldwide markets for Eaton products, volumes from new business awards and relationships (including long-term contracts) which are not necessarily spread evenly throughout the award periods, expenses and benefits of restructuring programs, capital expenditures, pension and other postretirement benefit expense and compliance with credit agreements. These statements are subject to various risks and uncertainties, many of which are outside the Company's control and, therefore, should be used with caution. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments; failure to implement restructuring plans; unanticipated downturns in business relationships with customers or sales to these customers, including sales pursuant to new long-term contracts where volumes and the timing of sales can vary materially from expectations and from year to year; competitive pressures on sales and pricing; increase in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges or dispute resolutions; and unanticipated further deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

2001 Compared to 2000 - Continuing Operations
---------------------------------------------

Results of Operations
---------------------
Net sales of continuing operations of $7,299 in 2001 decreased 12% from 2000. Excluding the impact on sales from the divestiture of the VS/ED in 2001, sales from ongoing operations declined 10% for the year. Sales of the Fluid Power segment were $2,507 in 2001, 4% below 2000, while sales of the Industrial & Commercial Controls segment of $2,199 were down 9% from 2000. The Automotive segment reported sales of $1,479 in 2001, which were down only 2% from 2000. Truck segment sales fell to $1,029 in 2001, 29% below 2000, representing the largest segment decline across the Company.

Net sales in the United States and Canada decreased 12% in 2001 to $5,854, primarily the result of weak economic conditions. In 2001, sales in Europe fell 10% to $1,108, as the European economy weakened as well. Sales in the United States and Europe also were lower due to the divestiture in the first quarter of 2001 of VS/ED, which had sales of $323 in 2000. Sales in Latin America were $406, down 1% from the prior year. Sales in the Pacific region increased 23% to $310, primarily due to the acquisition of the remaining 50% interest in Sumitomo Eaton Hydraulics Company (now named Eaton Fluid Power Ltd).

In response to the weakening global business environment in early 2001, and the anticipated delay in recovery of the economy and Eaton's end markets until the second half of 2002, the Company took restructuring actions in 2001 to help maintain a competitive advantage in the current economic environment and reduce structural costs across its businesses. Operational restructuring charges totaled $119 in 2001, including $55 related to the Truck business, $30 for the Industrial & Commercial Controls business, and $22 for actions to continue the integration of the former Aeroquip-Vickers operations and other recent acquisitions within Fluid Power. Restructuring charges in 2001 for reductions in corporate staff and other actions were $12. A charge of $10 was also recorded in 2001 related to an arbitration award in connection with a contractual dispute over supply arrangements associated with a subsidiary of Eaton. The arbitration award resulted from a legal action initiated in February 1999 against Vickers, Inc. (now named Eaton Hydraulics Inc.), part of Aeroquip-Vickers, Inc., which was acquired by Eaton in April 1999.

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

As displayed in the Statements of Consolidated Income, Income from Operations in 2001 of $348 declined 46% from $649 in 2000. The decline was the result of the difficult operating conditions in most of Eaton's businesses in 2001, especially the Truck segment, coupled with the increased levels of restructuring charges recorded in 2001.

During 2001, Eaton sold businesses resulting in a net pretax gain of $61
($22 after-tax, or $.30 per Common Share). In the first quarter, VS/ED, which had sales of $323 in 2000, was divested along with certain assets of the Truck segment. In the third quarter, the Air Conditioning & Refrigeration business, which had sales of $75 in 2000, was sold along with certain assets of the Automotive segment. These gains are reported as a separate line item in the Statements of Consolidated Income and Business Segment Information. In Business Segment Information, the operating results of VS/ED are included in Divested Operations.

Income in 2000 was increased by a net pretax gain on the sales of corporate assets of $22 ($14 after-tax, or $.19 per Common Share). These gains were included in the Statements of Consolidated Income in Other Income-Net and in Business Segment Information in Corporate and Other-Net.

Before restructuring and the other unusual charges and gains on the sales of businesses, operating earnings were $233 in 2001 ($3.30 per Common Share), down 39% from $383 in 2000 ($5.28 per share). The decline was the result of the difficult operating conditions in most of Eaton's businesses in 2001, especially in the Truck segment. Income from continuing operations, including unusual charges and gains on sales of businesses, was $169 in 2001 ($2.39 per share), down 53% from $363 in 2000 ($5.00 per share).

Business Segments
-----------------

Fluid Power
-----------
Eaton's largest business segment, Fluid Power, reported sales of $2,507 in 2001, 4% below 2000, due primarily to weak markets for mobile and industrial hydraulic products. This result compared favorably to an 11% decline in Fluid Power's markets, with North American fluid power industry shipments off about 17%, and aerospace shipments that were flat compared to 2000. Sales for the Aerospace business were up 9% during 2001. However, the anticipated weakening of this business, resulting from the September 11th terrorist attacks, began to be felt during the fourth quarter.

Operating profits before restructuring charges were $205 in 2001, down from $282 in 2000. These profits represented a return on sales of 8.2% in 2001 compared to 10.8% in 2000. The decrease in profit was primarily attributable to weak market conditions, which resulted in a significant decrease in sales volumes during 2001. In response to these weak market conditions, this segment accelerated the integration of Aeroquip-Vickers and other recent acquisitions. The elimination of 600 positions announced in April 2001 was expanded to 1,000 positions in the third quarter and was completed before year-end. Restructuring charges recognized in 2001 were $22 compared to $47 in 2000. Profits after restructuring charges were $183 in 2001, down from $235 in 2000.

In the first quarter of 2001, Eaton completed the purchase of the remaining 50% interest in Sumitomo Eaton Hydraulics Company (now named Eaton Fluid Power Ltd.), the former joint venture with Sumitomo Heavy Industries Ltd. located in Kyoto, Japan. This acquisition had annualized sales of $76 in the Pacific region.

Industrial & Commercial Controls
--------------------------------
Industrial & Commercial Controls sales of $2,199 in 2001 were down 9% from
2000. Excluding divestitures, sales were off about 7%, compared to an estimated 19% decline in North American markets. This segment outperformed its markets due to share growth, the continued growth of the Cutler-Hammer Engineering Services and Systems (C-H ESS) business and increased participation in power quality markets. End markets for this segment weakened significantly during 2001 due to prolonged weakness in the industrial segment of the economy, with particular weakness in the short-cycle distributor flow goods business, which typically includes higher margin products. The large-project business also showed weakness late in 2001.

Operating profits before restructuring charges were $193 in 2001, down from $251 in 2000. These profits represented a return on sales of 8.8% in 2001 compared to 10.4% in 2000. Weak markets in the industrial and commercial sectors and distributor businesses, as well as the effects of product mix and restructuring charges, were responsible for the decreased profits in 2001. In response to weakening market conditions in this business, restructuring actions were implemented, including the elimination of 887 positions within the organization. Restructuring charges recognized in 2001 were $30. Profits after restructuring charges were $163 in 2001, down from $251 in 2000.

In the first quarter of 2001, the Company announced it had formed a 50-50 joint venture with Hager Electro SA, creating Eletromar Ltda. This operation manufactures International Electrical Code residential circuit breakers in Brazil for the South American marketplace.


Automotive
----------
Sales for the Automotive segment of $1,479 in 2001 were down 2% from 2000.
This compared to a 10% decrease in NAFTA automotive production and flat European automotive production. Despite difficult North American markets and gradual weakening of markets in Europe, this segment realized the benefit of market share gains.

Operating profits were $194 in 2001, down 9% from $214 in 2000. These profits represented a return on sales of 13.1% in 2001 compared to 14.2% in 2000. These results reflected the reduced level of sales in 2001 and were achieved in spite of difficult market conditions and increased engineering and research and development costs associated with new product launches for model years 2002-2004.

In 2001, the Company announced the acquisition of the European portion of the vehicle mirror actuator business of Donnelley Corporation, located in Manorhamilton, Ireland. A portion of Eaton's existing mirror actuator business was relocated to the new facility in Ireland and that operation is expected to reach sales levels of $50 over the next two to three years.

Truck
-----
Due to extraordinarily depressed industry conditions, sales of the Truck segment were $1,029 in 2001, 29% below 2000. NAFTA heavy truck production for the year was down 42% to 146,000 units, NAFTA medium-duty truck production was down 21%, European truck production was down 9% and South American production was up 7%.

Operating losses before restructuring charges were $9 in 2001 compared to profits of $107 in 2000. The decrease in profit was primarily attributable to the significant decrease in sales volumes during 2001, the result of very weak market conditions. This segment completed restructuring actions during 2001 related to the European medium-duty and heavy-duty truck businesses. After restructuring charges of $55 in 2001, operating losses were $64 in 2001 compared to profits of $107 in 2000.

During 2001, Eaton acquired the commercial clutch manufacturing assets of Transmisiones TSP, S.A. de C.V. This business was relocated to the new Truck facility in San Luis Potosi, Mexico, when that plant became operational in 2002.

Corporate Income (Expense)
-------------------------
Net interest expense was $142 in 2001, down from $177 in 2000. The decrease was primarily related to the $564 reduction of debt in 2001 from cash flow from operations and proceeds from the sales of businesses, as well as reductions in interest rates during 2001.

Corporate & other-net expense of $29 in 2001 compared to income of $9 in 2000. The decline was due to a $22 pretax gain recorded in 2000 on the sales of corporate assets and a charge of $10 recorded in 2001 related to an arbitration award, both of which are discussed above.

QUARTERLY DATA
--------------
(Unaudited)
                                              Quarter ended in 2002                    Quarter ended in 2001
                                     --------------------------------------   --------------------------------------
                                     Dec. 31   Sept. 30   June 30   Mar. 31   Dec. 31   Sept. 30   June 30   Mar. 31
                                     -------   --------   -------   -------   -------   --------   -------   -------
(Millions except for per share data)
Net sales                             $1,775     $1,830    $1,881    $1,723    $1,695     $1,750    $1,871    $1,983
Gross margin                             469        514       517       437       415        424       471       486
  Percent of sales                       26%        28%       27%       25%       24%        24%       25%       25%
Income before income taxes                92        132       127        48        39         61        74       104
Net income                            $   67     $   93    $   88    $   33    $   30     $   40    $   49    $   50

Net income per Common Share
  Assuming dilution                   $  .94     $ 1.30    $ 1.21    $  .47    $  .42     $  .57    $  .69    $  .72
  Basic                                  .95       1.32      1.24       .48       .42        .58       .70       .73

Cash dividends paid per Common Share  $  .44     $  .44    $  .44    $  .44    $  .44     $  .44    $  .44    $  .44

Market price per Common Share
  High                                $80.30     $73.94    $87.11    $83.98    $76.00     $76.90    $81.43    $74.97
  Low                                  59.10      59.83     69.06     65.90     58.34      55.12     66.16     63.75

A reconciliation of net income to
operating earnings follows:

Net income                            $   67     $   93    $   88    $   33    $   30     $   40    $   49    $   50
Excluding (after-tax)
  Unusual charges                          2         10         2        33        17         22        17        30
  Gains on sales of businesses                      (13)                                     (15)                 (7)
                                      ------     ------    ------    ------    ------     ------    ------    ------
Operating earnings                    $   69     $   90    $   90    $   66    $   47     $   47    $   66    $   73
                                      ======     ======    ======    ======    ======     ======    ======    ======

Net income per Common Share assuming
  dilution                            $  .94     $ 1.30    $ 1.21    $  .47    $  .42     $  .57    $  .69    $  .72
Per share impact of unusual items        .04       (.04)      .03       .46       .23        .09       .25       .33
                                      ------     ------    ------    ------    ------     ------    ------    ------
Operating earnings per Common Share   $  .98     $ 1.26    $ 1.24    $  .93    $  .65     $  .66    $  .94    $ 1.05
                                      ======     ======    ======    ======    ======     ======    ======    ======

Seven-Year Consolidated Financial Summary
-----------------------------------------

                                                2002     2001     2000     1999     1998     1997     1996
                                                ----     ----     ----     ----      ---     ----     ----
(Millions except for per share data)

Continuing operations
  Net sales                                   $7,209   $7,299   $8,309   $8,005   $6,358   $7,104   $6,515
  Income before income taxes                     399      278      552      943      616      730      428
  Income after income taxes                      281      169      363      603      430      526      305
    Percent of net sales                        3.9%     2.3%     4.4%     7.5%     6.7%     7.4%     4.7%
Extraordinary item - redemption of debentures                                                 (54)
Income (loss) from discontinued operations                          90       14      (81)     (62)      44
                                              ------   ------   ------   ------   ------   ------   ------
Net income                                    $  281   $  169   $  453   $  617   $  349   $  410   $  349
                                              ======   ======   ======   ======   ======   ======   ======

Net income per Common Share assuming dilution
  Continuing operations                       $ 3.92   $ 2.39   $ 5.00   $ 8.17   $ 5.91   $ 6.72   $ 3.89
  Extraordinary item                                                                         (.69)
  Discontinued operations                                         1.24      .19    (1.11)    (.79)     .57
                                              ------   ------   ------   ------   ------   ------   ------
                                              $ 3.92   $ 2.39   $ 6.24   $ 8.36   $ 4.80   $ 5.24   $ 4.46
                                              ======   ======   ======   ======   ======   ======   ======
  Average number of Common Shares outstanding   71.7     70.5     72.6     73.7     72.7     78.2     78.2

Net income per Common Share basic
  Continuing operations                       $ 3.98   $ 2.43   $ 5.06   $ 8.31   $ 6.02   $ 6.85   $ 3.93
  Extraordinary item                                                                         (.71)
  Discontinued operations                                         1.25      .20    (1.13)    (.80)     .57
                                              ------   ------   ------   ------   ------   ------   ------
                                              $ 3.98   $ 2.43   $ 6.31   $ 8.51   $ 4.89   $ 5.34   $ 4.50
                                              ======   ======   ======   ======   ======   ======   ======
  Average number of Common Shares outstanding   70.6     69.4     71.8     72.5     71.4     76.8     77.4

Cash dividends paid per Common Share          $ 1.76   $ 1.76   $ 1.76   $ 1.76   $ 1.76   $ 1.72   $ 1.60

----------------------------------------------------------------------------------------------------------
Total assets                                  $7,138   $7,646   $8,180   $8,342   $5,570   $5,497   $5,290
Long-term debt                                 1,887    2,252    2,447    1,915    1,191    1,272    1,062
Total debt                                     2,088    2,440    3,004    2,885    1,524    1,376    1,092
Shareholders' equity                           2,302    2,475    2,410    2,624    2,057    2,071    2,160
Shareholders' equity per Common Share         $32.61   $35.61   $35.29   $35.44   $28.69   $27.72   $28.00
Common Shares outstanding                       70.6     69.5     68.3     74.0     71.7     74.7     77.1
----------------------------------------------------------------------------------------------------------

A reconciliation of income from continuing operations to operating earnings of continuing operations follows:

Income from continuing operations             $  281   $  169   $  363   $  603   $  430   $  526   $  305
Excluding (after-tax)
  Unusual charges                                 47       86       34       20       44       15       31
  Gains on sales of businesses                   (13)     (22)             (198)     (28)     (69)
  Gains on sales of corporate assets                               (14)
                                              ------   ------   ------   ------   ------   ------   ------
Operating earnings from continuing
operations                                    $  315   $  233   $  383   $  425   $  446   $  472   $  336
                                              ======   ======   ======   ======   ======   ======   ======

Income from continuing operations
  per Common Share assuming dilution          $ 3.92   $ 2.39   $ 5.00   $ 8.17   $ 5.91   $ 6.72   $ 3.89
Per share impact of unusual items                .48      .91      .28    (2.41)     .23     (.69)     .40
                                              ------   ------   ------   ------   ------   ------   ------
Operating earnings per Common Share of
continuing operations                         $ 4.40   $ 3.30   $ 5.28   $ 5.76   $ 6.14   $ 6.03   $ 4.29
                                              ======   ======   ======   ======   ======   ======   ======


                                Eaton Corporation
                         2002 Annual Report on Form 10-K
                                  Exhibit Index


Exhibits

         3(a) Amended Articles of Incorporation (amended and restated as of April 27, 1994) - Filed in conjunction with this Form 10-K

         3(b) Amended Regulations (amended and restated as of April 26,
              2000)- Incorporated by reference to the Form 10-Q for the six months ended June 30, 2000

         4(a) Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

         4(b) Rights Agreement (Dated as of June 28, 1995) - Filed in conjunction with this Form 10-K

         10 Material contracts - Each of the following is either a management contract or a compensatory plan or arrangement:

            (a) Deferred Incentive Compensation Plan (amended and restated as of March 31, 2000) - Incorporated by reference to the Form 10-K for the year ended December 31, 2000

            (b) Executive Strategic Incentive Plan I (Amended and Restated as
                of January 1, 2001) - Filed in conjunction with this Form 10-K

            (c) Group Replacement Insurance Plan (GRIP), effective as of
                June 1, 1992 - Incorporated by reference to the Form 10-K for the year ended December 31, 1992

            (d) 1991 Stock Option Plan - Filed in conjunction with this Form
                10-K

            (e) 1995 Stock Plan - Filed in conjunction with this Form 10-K

            (f) Incentive Compensation Deferral Plan (amended and restated as of October 1, 1997) - Incorporated by reference to the Form 10-K for the year ended December 31, 2000

            (g) Form of Change of Control Agreement entered into with
                officers of Eaton Corporation - Filed in conjunction with this Form 10-K

            (h) Form of Indemnification Agreement entered into with officers of Eaton Corporation - Filed in conjunction with this Form
                10-K

            (i) Limited Eaton Service Supplemental Retirement Income Plan
                (amended and restated as of January 1, 2003) - Filed in conjunction with this Form 10-K

            (j) Supplemental Benefits Plan (amended and restated as of
                January 1, 1989) (which provides supplemental retirement benefits) - Filed in conjunction with this Form 10-K

            (k) Excess Benefits Plan (Amended and Restated Effective
                January 1, 1989) (with respect to Section 415 limitations of the Internal Revenue Code) - Filed in conjunction with this Form 10-K

            (l) Executive Incentive Compensation Plan - Incorporated by
                reference to the Form 10-K for the year ended December 31,
                2000

            (m) Plan for the Deferred Payment of Directors' Fees (Originally
                adopted in 1985 and amended effective as of September 24, 1996 and January 28, 1998) - Filed in conjunction with this Form 10-K

            (n) Plan for the Deferred Payment of Directors' Fees (Originally
                adopted in 1980 and amended and restated in 1989 and 1996) - Filed in conjunction with this Form 10-K

            (o) 1996 Non-Employee Director Fee Deferral Plan (amended and restated as of October 22, 2002) - Filed in conjunction with this Form 10-K

            (p) Trust Agreement - Outside Directors (dated December 6, 1996)
                - Filed in conjunction with this Form 10-K

            (q) Trust Agreement - Officers and Employees (dated December 6,
                1996) - Filed in conjunction with this Form 10-K

            (r) 1998 Stock Plan - Incorporated by reference to the definitive
                Proxy Statement dated March 13, 1998

            (s) 2002 Stock Plan - Incorporated by reference to the definitive
                Proxy Statement dated March 15, 2002

            (t) Executive Strategic Incentive Plan II (Effective as of
                January 1, 2001) - Filed in conjunction with this Form 10-K

    12  Ratio of Earnings to Fixed Charges - Filed in conjunction with this
          Form 10-K

    21  Subsidiaries of Eaton Corporation - Filed in conjunction with this
          Form 10-K

    23  Consent of Independent Auditors - Filed in conjunction with this
          Form 10-K

    24  Power of Attorney - Filed in conjunction with this Form 10-K