Form 10-Q
period 2003-03-31
EATON CORP
filed 2003-05-15
CIK 31277

United States Securities and Exchange Commission
                              Washington, D.C.  20549

                                    Form 10-Q
                                    ---------

                Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the period ended March 31, 2003
-----------------------------------

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

There were 70.9 million Common Shares outstanding as of March 31, 2003.















                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------
Eaton Corporation

Statements of Consolidated Income

                                                         Three months
                                                            ended
                                                           March 31
                                                       ---------------
(Millions except for per share data)                     2003     2002
                                                         ----     ----
Net sales                                              $1,925   $1,723

Costs & expenses
  Costs of products sold                                1,415    1,286
  Selling & administrative                                329      310
  Research & development                                   55       55
                                                       ------   ------
                                                        1,799    1,651
                                                       ------   ------
Income from operations                                    126       72

Other income (expense)
  Interest expense-net                                    (24)     (27)
  Other-net                                                (3)       3
                                                        -----   ------
                                                          (27)     (24)
                                                       ------   ------
Income before income taxes                                 99       48
Income taxes                                               27       15
                                                       ------   ------
Net income                                             $   72   $   33
                                                       ======   ======
Net income per Common Share
  assuming dilution                                    $ 1.00   $ 0.47
Average number of Common Shares
  outstanding                                            72.1     71.2

Net income per Common Share basic                      $ 1.01   $ 0.48
Average number of Common Shares
  outstanding                                            71.1     70.1

Cash dividends paid per Common Share                   $ 0.44   $ 0.44


See accompanying notes.







Eaton Corporation

Condensed Consolidated Balance Sheets

                                                       Mar. 31,  Dec. 31,
(Millions)                                               2003      2002
                                                         ----      ----
ASSETS
Current assets
  Cash                                                 $   59    $   75
  Short-term investments                                   43       353
  Accounts receivable                                   1,231     1,032
  Inventories                                             777       698
  Deferred income taxes & other
    current assets                                        299       299
                                                       ------    ------
                                                        2,409     2,457
Property, plant & equipment-net                         2,047     1,955
Goodwill                                                1,935     1,910
Other intangible assets                                   505       510
Other assets                                              366       306
                                                       ------    ------
                                                       $7,262    $7,138
                                                       ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt & current portion
    of long-term debt                                  $  205    $  201
  Accounts payable                                        473       488
  Accrued compensation                                    164       199
  Accrued income & other taxes                            239       225
  Other current liabilities                               711       621
                                                       ------    ------
                                                        1,792     1,734
Long-term debt                                          1,874     1,887
Postretirement benefits other than pensions               651       652
Deferred income taxes & other liabilities                 565       563
Shareholders' equity                                    2,380     2,302
                                                       ------    ------
                                                       $7,262    $7,138
                                                       ======    ======

See accompanying notes.













Eaton Corporation

Condensed Statements of Consolidated Cash Flows

                                                       Three months
                                                           ended
                                                          March 31
                                                       -------------
(Millions)                                              2003    2002
                                                        ----    ----
Net cash (used) provided by operating activities
  Net income                                           $  72   $  33
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation & amortization                         92      89
      Amortization of intangible assets                    6       6
      Changes in operating assets &
        liabilities, excluding acquisitions
        & sales of businesses                           (204)    (46)
      Other-net                                           30       1
                                                       -----   -----
                                                          (4)     83
Net cash provided (used) by investing activities
  Expenditures for property, plant & equipment           (43)    (40)
  Acquisitions of businesses, less cash acquired        (219)
  Net decrease in short-term investments                 314      32
  Other-net                                              (10)      2
                                                       -----   -----
                                                          42      (6)
Net cash used by financing activities
  Borrowings with original maturities
    of more than three months
      Proceeds                                                    76
      Payments                                            (2)   (382)
  Borrowings with original maturities
    of less than three months-net                        (27)    217
  Cash dividends paid                                    (31)    (30)
  Proceeds from exercise of employee stock options         6      24
                                                       -----   -----
                                                         (54)    (95)
                                                       -----   -----
Total (decrease) increase in cash                        (16)    (18)
Cash at beginning of period                               75     112
                                                       -----   -----
Cash at end of period                                  $  59   $  94
                                                       =====   =====

See accompanying notes.









Notes To Consolidated Financial Statements
------------------------------------------
Dollars and shares in millions, except per share data (per share data assume dilution, unless otherwise noted)

Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

Acquisition of Business
-----------------------
On January 31, 2003, Eaton acquired the electrical business of Delta plc for approximately $215. The Delta business, which has operations in Europe and in the Asia Pacific area, has 3,400 employees and is headquartered in the United Kingdom. The business' major electrical brands include MEM(R), Holec(TM), Bill(TM), Home Automation(TM), Elek(TM) and Tabula(TM). The Delta business will be integrated into the Industrial & Commercial Controls segment. The allocation of the purchase price for this acquisition is preliminary and will be finalized late in 2003.

Restructuring Charges
---------------------
In 2003, Eaton incurred restructuring charges related primarily to the integration of the Boston Weatherhead fluid power business acquired in November 2002 and the electrical business of Delta plc acquired in January 2003. In 2002, the Company incurred charges to reduce operating costs across its business segments and certain corporate functions. The charges in 2002 were primarily a continuation of restructuring programs initiated in 2001. A summary of these charges follows:

                            Three months
                               ended
                              March 31
                            ------------
                             2003   2002
                             ----   ----
Business segment
  Fluid Power               $   5   $ 17
  Industrial &
    Commercial Controls         1     13
  Automotive                           1
  Truck	                          14
                             ----   ----
                                6     45
Corporate                       1      4
                             ----   ----
Total                        $  7   $ 49
                             ====   ====
After-tax	                 $  5   $ 33
Per Common Share             0.06   0.46
The restructuring charges were included in the Statements of Consolidated Income in Income from Operations. In Business Segment Information, the restructuring charges reduced Operating Profit of the related business segment, while the corporate restructuring charges were included in Corporate Expense-Net.

Restructuring liabilities recorded at December 31, 2002, those recorded in 2003 as described above, and those utilized thus far in 2003, are summarized as follows:

                       Workforce reductions       Plant
                       --------------------   consolidation
                       Employees   Dollars      & other       Total
                       ---------   -------    -------------   -----
Liabilities remaining
  at December 31, 2002     494       $11         $ 5           $16
2003 charges  		    83         1           6             7
Utilized in 2003          (285)       (3)         (6)           (9)
                          ----       ---         ---           ---
Liabilities remaining
at March 31, 2003          292       $ 9         $ 5           $14
                          ====       ===         ===           ===


Stock Options
-------------
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". If Eaton accounted for its stock options under the fair value based method of SFAS No. 123, net income and net income per Common Share would have been as indicated below:

                                       Three months
                                          ended
                                         March 31
                                      -------------
                                       2003    2002
                                       ----    ----
Net income
  As reported                         $  72   $  33
  Stock-based compensation
    cost, net of income taxes            (3)     (4)
                                      -----   -----
  Assuming fair value method          $  69   $  29
                                      =====   =====

Net income per Common Share
assuming dilution
  As reported                         $1.00   $0.47
  Stock-based compensation
    cost, net of income taxes         (0.04)  (0.05)
					        -----   -----
  Assuming fair value method          $0.96   $0.42
                                      =====   =====



Net income per Common Share basic
  As reported                         $1.01   $0.48
  Stock-based compensation
    cost, net of income taxes         (0.04)  (0.05)
                                      -----   -----
  Assuming fair value method          $0.97   $0.43
                                      =====   =====


Comprehensive Income
--------------------
The principal differences between net income as historically reported in the Statements of Consolidated Income and comprehensive income are foreign currency translation adjustments and deferred gain on cash flow hedges which are recorded directly in Shareholders' Equity. Comprehensive income is as follows:

                                Three months
                                    ended
                                   March 31
                                ------------
                                 2003   2002
                                 ----   ----
Net income                       $ 72   $ 33
Foreign currency translation
  adjustments                       8     (9)
Deferred gain on
  cash flow hedges                  5      3
Other                               2     (1)
                                 ----   ----
Comprehensive income             $ 87   $ 26
                                 ====   ====


Inventories
-----------
                               Mar. 31,  Dec. 31,
                                 2003      2002
                                 ----      ----
Raw materials                   $ 323     $ 283
Work-in-process &
  finished goods                  489       449
                                -----     -----
Gross inventories at FIFO         812       732
Excess of FIFO cost
  over LIFO cost                  (35)      (34)
                                -----     -----
Net inventories                 $ 777     $ 698
                                =====     =====








Net Income Per Common Share
---------------------------
                                   Three months
                                       ended
                                      March 31
                                   ------------
                                    2003   2002
                                    ----   ----
Net income                          $ 72   $ 33
                                    ====   ====

Average number of Common Shares
  outstanding assuming dilution     72.1   71.2
Less dilutive effect of stock
  options                            1.0    1.1
                                    ----   ----
Average number of Common Shares
  outstanding basic                 71.1   70.1
                                    ====   ====

Net income per Common Share
  Assuming dilution                $1.00  $0.47
  Basic                             1.01   0.48


































Business Segment Information
----------------------------
                                  Three months
                                     ended
                                    March 31
                                 ---------------
                                  2003     2002
                                  ----     ----
Net sales
  Fluid Power                   $  697   $  597
  Industrial &
    Commercial Controls            514      486
  Automotive                       440      385
  Truck                            274      255
                                ------   ------
Total net sales                 $1,925   $1,723
                                ======   ======
Operating profit (loss)
  Fluid Power                   $   58   $   43
  Industrial &
    Commercial Controls             32       18
  Automotive                        62       56
  Truck                             22      (10)
                                ------   ------
                                   174      107
Corporate
  Amortization of
    intangible assets               (6)      (6)
  Interest expense-net             (24)     (27)
  Corporate expense-net            (45)     (26)
                                ------   ------
Income before income taxes          99       48
Income taxes                        27       15
                                ------   ------
Net income                      $   72   $   33
                                ======   ======





















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
Dollars and shares in millions, except per share data (per share data assume dilution)

Results of Operations
---------------------
Sales for first quarter 2003 were $1,925, 12% above $1,723 in first quarter 2002. Sales growth was due to continued growth in excess of the Company's end markets, revenue from the four acquisitions completed from November 2002 through January, and higher exchange rates. Approximately 5% of the increase in sales came from outgrowing end markets, another 5% from the acquisitions, and 2% from higher exchange rates.

Net income was $72 in first quarter 2003 compared to $33 in first quarter 2002, an increase of 118%. Net income per Common Share of $1.00 in 2003 increased 113% over net income per Common Share of $0.47 in first quarter 2002. Net income in 2003 included restructuring charges of $5 after-tax ($0.06 per share), compared to restructuring charges of $33 after-tax ($0.46 per share) in 2002. This increase in net income was also partially the result of the benefits derived from the restructuring actions taken over the last two years to resize the Company. Improved income was further due to higher sales in 2003, despite flat markets and considerable economic uncertainties. For the past four quarters, Eaton has experienced growth in revenue and improved operating margins compared to the same period of the prior year.

In first quarter 2003, Eaton incurred restructuring charges related primarily to the integration of the Boston Weatherhead fluid power business acquired in November 2002 and the electrical business of Delta plc acquired in January 2003. These charges totaled $5 for the Fluid Power segment, $1 for the Industrial & Commercial Controls segment, and $1 for Corporate.

In first quarter 2002, the Company incurred restructuring charges to reduce operating costs across its business segments and certain corporate functions. The charges in 2002 were primarily a continuation of restructuring programs initiated in 2001. These charges totaled $17 for the Fluid Power segment, $13 for the Industrial & Commercial Controls segment, $14 for the Truck segment, $1 for the Automotive segment, and $4 for Corporate.

The restructuring charges in 2003 and 2002 related to the business segments were included in the Statements of Consolidated Income in Income from Operations and reduced Operating Profit of the related segment. The corporate restructuring charges were included in the Statements of Consolidated Income in Income from Operations and were included in Business Segment Information in Corporate Expense-Net.

As displayed in the Statements of Consolidated Income, Income from Operations of $126 in first quarter 2003 increased 75% over first quarter 2002. The increase was primarily the result of the benefit of restructuring actions taken over the past two years combined with increased sales in 2003 and lower restructuring charges incurred in 2003, offset by increased pension and other postretirement expense in 2003.

Eaton expects its end markets in the first half of 2003 to be slightly weaker than a year ago. In the second half, assuming current uncertainties related to the economy are resolved, growth is expected to resume towards year-end. As a result, the Company anticipates little overall growth in its end markets for the year as a whole. The Company projects second quarter net income of $1.15 to $1.25 per Common Share, with full year estimates of $4.50 to $4.75 per share. The Company anticipates the impact of restructuring charges on second quarter net income to be $0.15 per share, with a full year effect of $0.50 per share.

In fourth quarter 2002, certain key assumptions used to calculate pension and other postretirement benefit expense were adjusted, including the lowering of the assumed return on pension plan assets from 10.00% to 8.75% and the discount rate from 7.25% to 6.75%. The effect of these changes on full year 2003 is estimated to be increased expense of $72 ($47 after-tax, or $0.65 per share).

Business Segments
-----------------

Fluid Power
-----------
First quarter 2003 sales of Eaton's largest business segment, Fluid Power, were $697, 17% above $597 in first quarter 2002. Approximately 8% of this sales increase was due to the Boston Weatherhead and Mechanical Products acquisitions in fourth quarter 2002. The remaining 9% increase in sales resulted from growth in excess of end markets and higher foreign exchange rates. This compares to a decline of 3% in Fluid Power's markets, with North American fluid power industry shipments down about 2%, commercial aerospace markets off 20%, and defense aerospace markets up by 11%. The Company does not anticipate a recovery in the traditional mobile and industrial hydraulics markets until late in the year. The construction and agricultural equipment markets have shown little growth thus far, and are likely to be restrained until economic uncertainties are resolved. The decline in the commercial aerospace market has occurred as expected. Military aerospace markets have been strong, largely offsetting the decline in the commercial markets.

Operating profits were $58 in first quarter 2003, up from $43 in first quarter 2002. Restructuring charges recognized in 2003 were $5 compared to $17 in 2002. These operating profits represented a return on sales of 8.3% in 2003, which was lower by 0.7% as a result of restructuring charges. The return on sales in 2002 was 7.2%, which was lower by 2.8% as a result of restructuring charges. In spite of general weakness in end markets, profits in 2003 benefited from aggressive restructuring actions taken to resize this business in prior periods and increased sales in 2003, as well as the $12 reduction in restructuring charges.

Industrial & Commercial Controls
--------------------------------
In the Industrial & Commercial Controls segment, sales for first quarter 2003 were $514, up 6% from $486 in first quarter 2002. The sales increase was primarily due to the Delta and Commonwealth Sprague Capacitor acquisitions in first quarter 2003, partially offset by the divestiture of the Navy Controls business in 2002. End markets for the electrical business weakened slightly during the first quarter, with an estimated 1% decline in the markets for this business compared to 2002. It is expected that the electrical distribution equipment market will not begin to recover until the end of 2003. The residential market in North America has remained strong thus far in 2003.

Operating profits were $32 in first quarter 2003 compared to $18 in first quarter 2002. Restructuring charges recognized in 2003 were $1 compared to $13 in 2002. These operating profits represented a return on sales of 6.2% in 2003, which was lower by 0.2% as a result of restructuring charges. The return on sales in 2002 was 3.7%, which was lower by 2.7% due to restructuring charges. The increase in operating profits, after taking into account the lower restructuring charges of $12, was primarily due to increased sales and the benefits of restructuring actions.

In January 2003, Eaton completed the acquisition of the electrical business of Delta plc for $215. The Delta business represents a significant addition to the capabilities and geographic footprint in Europe of the Industrial & Commercial Controls business. Additionally, in early January 2003 the acquisition of the power systems business of Commonwealth Sprague Capacitor was completed. This business will add to offerings in the areas of power quality and energy management.

Automotive
----------
The Automotive segment posted sales of $440 in first quarter 2003, 14% above $385 in first quarter 2002. This is a new record for Eaton's quarterly Automotive segment revenues. NAFTA automotive production increased 2%, while European production was flat, compared to first quarter 2002.

The Automotive segment continued its strong performance with sales growth that considerably outpaced its end markets. The heavy investments the Company has made in new product development over the last several years are delivering tangible results as this business has been able to maintain the accelerated pace of new product introductions and gain market share.

Operating profits were $62 in first quarter 2003, or an increase of 11%, compared to $56 in first quarter 2002. First quarter 2002 included $1 of restructuring charges. The segment produced a return on sales of 14.1% in 2003, down from 14.5% in 2002. The increase in profits was primarily the result of the increase in sales during 2003.

Truck
-----
The Truck segment posted sales of $274 in first quarter 2003, a 7% increase over $255 in first quarter 2002. NAFTA heavy-duty truck production was up 4% in 2003, NAFTA medium-duty truck production was up 1%, European truck production was up 1%, and South American production increased by 11% versus a year ago. First quarter production of NAFTA heavy-duty trucks totaled about 36,000 units. For the full year, the Company expects production of heavy-duty trucks in NAFTA to total approximately 190,000 units.

Operating profits were $22 in first quarter 2003, compared to a loss of $10 in first quarter 2002. There were no restructuring charges in 2003, versus $14 in 2002. The operating profits in 2003 represented a return on sales of 8.0%. The positive impact of the extensive restructuring actions in this segment over the last two years can be seen in the improved profitability in 2003 over 2002.





Corporate
---------
Corporate expense-net was $45 in first quarter 2003 compared to $26 in first quarter 2002. The increase was primarily the result of increased pension expense and other postretirement benefit expense in 2003 compared to 2002. In fourth quarter 2002, certain key assumptions used to calculate pension and other postretirement benefit expense were adjusted, including the lowering of the assumed return on pension plan assets from 10.00% to 8.75% and the discount rate from 7.25% to 6.75%.

Changes in Financial Condition During 2003
------------------------------------------
Eaton's financial position remained strong during the first quarter of 2003. Net working capital of $617 at the end of the quarter decreased from $723 at year-end 2002 (the current ratio was 1.3 at March 31, 2003 and 1.4 at December 31, 2002). The decrease was substantially related to the use of $219 of cash and short-term investments to fund the acquisitions of businesses in first quarter 2003. This decrease was partially offset by increased accounts receivable primarily resulting from increased sales in first quarter 2003.

Cash generated from operating activities was lower in 2003 compared to 2002 due to an increase in accounts receivable primarily related to increased sales in 2003, and a reduction of accounts payable and other current liabilities, and a payment of estimated United States Federal income taxes in 2003. Capital expenditures for first quarter 2003 were $43, $3 more than first quarter 2002 and just over 2% of sales in 2003. Capital expenditures in 2003 are forecasted to be approximately $300 and will be funded primarily by cash flow from operations.

Total debt of $2,079 at the end of the first quarter of 2003 decreased $9 from the end of 2002. The net debt to capital ratio increased to 45.4% at March 31, 2003 from 41.9% at December 31, 2002, primarily the result of the use of cash and short-term investments to fund the acquisitions of businesses in first quarter 2003. The Company has credit facilities of $900, of which $500 expire in May 2003 and $400 in April 2005. In the latter part of May 2003, the Company intends to enter into a new $250 revolving credit facility that will expire in May 2008.

As noted in Item 6.(b) below, on April 17, 2003, the Company filed a Current Report on Form 8-K in relation to Standard & Poor's Rating Services' decision to place the Company's long-term credit rating on CreditWatch.

Contingencies
-------------
The Company is subject to a broad range of claims, administrative proceedings, and legal proceedings, such as lawsuits that relate to contractual claims, patent infringement, personal injury (including asbes-tos claims) and employment-related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company be-lieves that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning the second quarter 2003 and full year 2003 net income per share, Eaton's worldwide markets, expenses of restructuring programs, and contingencies. These statements are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments; failure to implement restructuring plans; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges or dispute resolutions; and unanticipated further deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.


Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------
A discussion of market risk exposures is included in Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of the Company's 2002 Annual Report on Form 10-K. There have been no material changes in reported market risk since the inclusion of this discussion in the Company's 2002 Annual Report on Form 10-K referenced above.


Item 4. Controls & Procedures
-----------------------------
Within 90 days prior to filing this report, an evaluation was performed, under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Chairman and Chief Executive Officer and Richard H. Fearon - Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. Subsequent to March 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls and no significant deficiencies and material weaknesses existed which required corrective actions.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.








                        PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
At the Company's Annual Meeting of Shareholders on April 23, 2003, the shareholders re-elected three directors (Alexander M. Cutler, Gary L. Tooker and Deborah L. McCoy) and elected two new directors (Gregory R. Page and Kiran M. Patel), and ratified the appointment of the accounting firm of Ernst & Young LLP as the Company's independent auditors for 2003. Results of voting in connection with each issue were as follows:

Voting on Directors          For         Withheld           Total
-------------------          ---         --------           -----
Alexander M. Cutler       62,945,686     1,396,573       64,342,259
Gary L. Tooker            63,233,139     1,109,120       64,342,259
Deborah L. McCoy          58,566,172     5,776,087       64,342,259
Gregory R. Page           63,359,225       983,034       64,342,259
Kiran M. Patel            63,350,378       991,881       64,342,259


Ratification of Ernst & Young LLP as Independent Auditors
---------------------------------------------------------
For            57,213,834
Against         6,482,984
Abstain           645,441
               ----------
Total          64,342,259
               ==========

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

         1. On January 21, 2003, the Company filed a Current Report on Form 8-K regarding the fourth quarter 2002 earnings release.

         2. On April 14, 2003, the Company filed a Current Report on Form 8-K regarding the first quarter 2003 earnings release.

         3. On April 17, 2003, the Company filed a Current Report on Form 8-K in relation to Standard & Poor's Rating Services' decision to place the Company's long-term credit rating on CreditWatch.












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

                                             Eaton Corporation
                                             ----------------------------
                                             Registrant

Date:  May 15, 2003                          /s/ Richard H. Fearon
                                             ----------------------------
                                             Richard H. Fearon
                                             Executive Vice President -
                                             Chief Financial and Planning
                                             Officer









































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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                /s/ Alexander M. Cutler
                                  ----------------------------------------
                                  Alexander M. Cutler - Chairman and Chief
                                  Executive Officer

















































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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003               /s/ Richard H. Fearon
                                 --------------------------
                                 Richard H. Fearon - Executive Vice President
                                 - Chief Financial and Planning Officer

















































                                     Eaton Corporation
                               Quarterly Report on Form 10-Q
                                     First quarter 2003
                                       Exhibit Index


Exhibit

4 Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

12           Ratio of Earnings to Fixed Charges










































                                     Eaton Corporation
                            2003 Quarterly Report on Form 10-Q
                                          Item 6
                                        Exhibit 12
                            Ratio of Earnings to Fixed Charges


                              Three months
                                  ended         Year ended December 31
                                March 31,  --------------------------------
                                  2003     2002   2001   2000    1999  1998
                                  ----     ----   ----   ----    ----  ----
Income from continuing operations
before income taxes               $ 99     $399   $278   $552   $ 943  $616

Adjustments
  Minority interests in
    consolidated subsidiaries        3       14      8      8       2    (2)
  Income of equity investees        (1)      (1)     0     (1)     (1)   (1)
  Interest expensed                 26      110    149    182     159    93
  Amortization of debt issue
    costs                            0        2      1      1       0     0
  Estimated portion of rent
    expense representing
    interest                         8       34     38     39      36    28
  Amortization of capitalized
    interest                         3       13     13     10       8     7
  Distributed income of equity
    investees                        0        0      0      1       0     1
                                  ----     ----   ----   ----  ------  ----
Adjusted income from continuing
operations before income taxes    $138     $571   $487   $792  $1,147  $742
                                  ====     ====   ====   ====  ======  ====

Fixed charges
  Interest expensed               $ 26     $110   $149   $182    $159  $ 93
  Interest capitalized               2        8     12     22      21    16
  Amortization of debt issue
    costs                            0        2      1      1       0     0
  Estimated portion of rent
    expense representing
    interest                         8       34     38     39      36    28
                                  ----     ----   ----   ----    ----  ----
Total fixed charges               $ 36     $154   $200   $244    $216  $137
                                  ====     ====   ====   ====    ====  ====


Ratio of earnings to fixed
charges                           3.83     3.71   2.44   3.25    5.31  5.42


Income from continuing operations before income taxes for years before 2002 include amortization expense related to goodwill and other intangible assets. Upon adoption of SFAS No. 142 on January 1, 2002 the Company ceased amortization of goodwill and indefinite life intangible assets.