Form 10-Q
period 2003-06-30
EATON CORP
filed 2003-08-13
CIK 31277

United States
                          Securities and Exchange Commission
                               Washington, D.C.  20549

                                      Form 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


                     For the quarterly period ended June 30, 2003
                                                    -------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                         -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X
                                         -

There were 75.1 million Common Shares outstanding as of June 30, 2003.






                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

Eaton Corporation
Statements of Consolidated Income

                                       Three months ended    Six months ended
                                             June 30             June 30
                                       ------------------   ------------------
(Millions except for per share data)     2003      2002       2003       2002
                                         ----      ----       ----       ----

Net sales                              $2,027    $1,881     $3,952     $3,604

Costs & expenses
----------------
Costs of products sold                  1,498     1,364      2,913      2,650
Selling & administrative                  339       305        668        615
Research & development                     56        50        111        105
Interest expense-net                       24        27         48         54
Other (income) expense-net                (12)        8         (9)         5
                                       -------   -------    -------    -------
Income before income taxes                122       127        221        175
Income taxes                               29        39         56         54
                                       -------   -------    -------    -------
Net income                             $   93    $   88     $  165     $  121
                                       =======   =======    =======    =======

Net income per Common Share
  assuming dilution                    $ 1.27    $ 1.21     $ 2.27     $ 1.68
Average number of Common Shares
  outstanding                            73.5      72.1       72.9       71.6

Net income per Common Share basic      $ 1.29    $ 1.24     $ 2.30     $ 1.71
Average number of Common Shares
  outstanding                            72.5      70.7       71.9       70.4

Cash dividends paid per Common Share   $ 0.44    $ 0.44     $ 0.88     $ 0.88



See accompanying notes.












Eaton Corporation
Condensed Consolidated Balance Sheets

                                              June 30,  Dec. 31,
(Millions)                                      2003      2002
                                                ----      ----
ASSETS
Current assets
--------------
Cash                                          $   87    $   75
Short-term investments                           342       353
Accounts receivable                            1,269     1,032
Inventories                                      753       698
Deferred income taxes & other
  current assets                                 295       299
                                              ------    ------
                                               2,746     2,457
Property, plant & equipment-net                2,071     1,955
Goodwill                                       1,964     1,910
Other intangible assets                          498       510
Other assets                                     377       306
                                              ------    ------
                                              $7,656    $7,138
                                              ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
-------------------
Short-term debt & current portion of
  long-term debt                              $   53    $  201
Accounts payable                                 473       488
Accrued compensation                             180       199
Accrued income & other taxes                     246       225
Other current liabilities                        731       621
                                              ------    ------
                                               1,683     1,734
Long-term debt                                 1,913     1,887
Postretirement benefits other than pensions      647       652
Deferred income taxes & other liabilities        607       563
Shareholders' equity                           2,806     2,302
                                              ------    ------
                                              $7,656    $7,138
                                              ======    ======


See accompanying notes.











Eaton Corporation
Condensed Statements of Consolidated Cash Flows

                                                         Six months ended
                                                             June 30
                                                         -----------------
(Millions)                                                2003       2002
                                                          ----       ----
Net cash provided by operating activities
-----------------------------------------
Net income                                               $ 165      $ 121
Adjustments to reconcile to net cash provided
  by operating activities
    Depreciation & amortization                            188        176
    Amortization of intangible assets                       13         11
    Changes in operating assets & liabilities,
      excluding acquisitions & sales of
        businesses                                        (170)       (11)
    Other-net                                               59         18
                                                         ------     ------
                                                           255        315

Net cash used in investing activities
-------------------------------------
Expenditures for property, plant & equipment              (110)       (87)
Acquisitions of businesses, less cash acquired            (226)       (10)
Net decrease (increase) in short-term investments           16        (43)
Other-net                                                  (13)         -
                                                         ------     ------
                                                          (333)      (140)

Net cash provided by (used in) financing activities
---------------------------------------------------
Borrowings with original maturities of more
  than three months
    Proceeds                                                11        122
    Payments                                              (152)      (451)
Borrowings with original maturities of less
  than three months-net                                    (34)       127
Cash dividends paid                                        (62)       (61)
Proceeds from exercise of employee stock options            31         40
Sale of Common Shares                                      296          -
                                                         ------     ------
                                                            90       (223)
                                                         ------     ------
Total increase (decrease) in cash                           12        (48)
Cash at beginning of period                                 75        112
                                                         ------     ------
Cash at end of period                                    $  87      $  64
                                                         ======     ======

See accompanying notes.





Notes To Condensed Consolidated Financial Statements
----------------------------------------------------
Dollars and shares in millions, except per share data (per share data assume dilution, unless otherwise noted)

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

Acquisition of Business
-----------------------
On January 31, 2003, Eaton acquired the electrical business of Delta plc for approximately $215. The Delta business, which has operations in Europe and in the Asia Pacific area with sales in 2002 of approximately $360, has 3,400 employees and is headquartered in the United Kingdom. The business' major electrical brands include MEM(R), Holec(TM), Bill(TM), Home Automation(TM), Elek(TM) and Tabula(TM). The Delta business is included in the Industrial
& Commercial Controls segment. The allocation of the purchase price for this acquisition is preliminary and will be finalized late in 2003.

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

                                Three months ended      Six months ended
                                     June 30                June 30
                                ------------------      -----------------
                                  2003       2002         2003      2002
                                  ----       ----         ----      ----
    Fluid Power                  $   4      $   1        $   9     $  18
    Industrial &
      Commercial Controls            6          2            7        15
    Automotive                       -          -            -         1
    Truck                            -          -            -        14
                                 -----      -----        -----     -----
                                    10          3           16        48
    Corporate                        -          -            1         4
                                 -----      -----        -----     -----
    Total                        $  10      $   3        $  17     $  52
                                 =====      =====        =====     =====
    After-tax                    $   6      $   2        $  11     $  35
    Per Common Share             $0.09      $0.03        $0.15     $0.49


The restructuring charges were included in the Statements of Consolidated Income in Costs of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment or were included in Corporate expense-net, as appropriate.

Restructuring liabilities recorded at December 31, 2002, those recorded in 2003 as described above, and those utilized thus far in 2003, are summarized as follows:

                          Workforce reductions       Plant
                          --------------------   consolidation
                          Employees    Dollars      & other      Total
                          ---------    -------   --------------  -----
    Liabilities remaining
      at December 31, 2002    494       $ 11        $  5         $ 16
    2003 charges  	      183          2          15           17
    Utilized in 2003         (563)        (5)        (15)         (20)
                             -----      -----       -----        -----
    Liabilities remaining
      at June 30, 2003        114       $  8        $  5         $ 13
                             =====      =====       =====        =====

Other (Income) Expense-Net
--------------------------
The change in Other (income) expense-net for second quarter and first half 2003 compared to the same periods in 2002 was primarily due to foreign exchange gains, reduced legal expenses, and favorable legal settlements in 2003.

Income Taxes
------------
The effective income tax rate for second quarter 2003 was 23.4% and for first half 2003 was 25.0%, compared to 31.0% for the same periods in 2002. The lower rates in 2003 reflect many factors, including higher earnings in tax jurisdictions with lower income tax rates and increased tax benefits from tax losses.

Sale of Common Shares
---------------------
In June 2003, Eaton sold 3.7 million Common Shares for net proceeds of $296, which were used to pay down commercial paper and for general corporate purposes.














Net Income per Common Share
---------------------------

                                         Three months ended   Six months ended
                                              June 30             June 30
                                         ------------------   ----------------
                                           2003       2002      2003      2002
                                           ----       ----      ----      ----
    Net income                            $  93      $  88     $ 165     $ 121
                                          =====      =====     =====     =====

    Average number of Common Shares
      outstanding assuming dilution        73.5       72.1      72.9      71.6
    Less dilutive effect of stock
      options                               1.0        1.4       1.0       1.2
                                          -----      -----     -----     -----
    Average number of Common Shares
      outstanding basic                    72.5       70.7      71.9      70.4
                                          =====      =====     =====     =====
    Net income per Common Share
    ---------------------------
    Assuming dilution                     $1.27      $1.21     $2.27     $1.68
    Basic                                  1.29       1.24      2.30      1.71

Stock Options
-------------
Eaton has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". If the Company accounted for its stock options under the fair Value based method of SFAS No. 123, net income and net income per Common Share would have been as indicated below:

                                     Three months ended    Six months ended
                                           June 30             June 30
                                      -----------------    ----------------
                                        2003      2002       2003     2002
                                        ----      ----       ----     ----
    Net income
    ----------
    As reported                       $   93    $   88     $  165   $  121
    Stock-based compensation,
      net of income taxes                 (3)       (3)        (6)      (7)
                                      -------   -------    -------  -------
    Assuming fair value method        $   90    $   85     $  159   $  114
                                      =======   =======    =======  =======

    Net income per Common Share
    assuming dilution
    ---------------------------
    As reported                       $ 1.27    $ 1.21     $ 2.27   $ 1.68
    Stock-based compensation,
      net of income taxes              (0.04)    (0.05)     (0.08)   (0.10)
                                      -------   -------    -------  -------
    Assuming fair value method        $ 1.23    $ 1.16     $ 2.19   $ 1.58
                                      =======   =======    =======  =======


    Net income per Common Share
    basic
    ---------------------------
    As reported                       $ 1.29    $ 1.24     $ 2.30   $ 1.71
    Stock-based compensation,
      net of income taxes              (0.04)    (0.05)     (0.08)   (0.10)
                                      -------   -------    -------  -------
    Assuming fair value method        $ 1.25    $ 1.19     $ 2.22   $ 1.61
                                      =======   =======    =======  =======

Comprehensive Income
--------------------
The principal differences between net income as historically reported in the Statements of Consolidated Income and Comprehensive income are foreign currency translation and cash flow hedges, which are recorded directly in Shareholders' equity. Comprehensive income is as follows:

                                 Three months ended    Six months ended
                                      June 30              June 30
                                 ------------------    ----------------
                                    2003     2002       2003     2002
                                    ----     ----       ----     ----
    Net income                      $ 93     $ 88       $165     $121
    Foreign currency translation      41       (6)        51      (16)
    Cash flow hedges                  (1)       -          4        3
                                    -----    -----      -----    -----
    Comprehensive income            $133     $ 82       $220     $108
                                    =====    =====      =====    =====



Inventories
-----------
                                    June 30,    Dec. 31,
                                      2003        2002
                                      ----        ----
    Raw materials                     $322        $283
    Work-in-process &
      finished goods                   467         449
                                      -----       -----
    Gross inventories at FIFO          789         732
    Excess of FIFO
      over LIFO cost                   (36)        (34)
                                      -----       -----
    Net inventories                   $753        $698
                                      =====       =====











Business Segment Information
----------------------------

                                       Three months ended   Six months ended
                                            June 30              June 30
                                       ------------------   -----------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
    Net sales
    ---------
    Fluid Power                        $  703    $  628     $1,400    $1,225
    Industrial &
      Commercial Controls                 575       519      1,089     1,005
    Automotive                            432       419        872       804
    Truck                                 317       315        591       570
                                       -------   -------    -------   -------
                                       $2,027    $1,881     $3,952    $3,604
                                       =======   =======    =======   =======
    Operating profit
    ----------------
    Fluid Power                        $   63    $   58     $  121    $  101
    Industrial &
      Commercial Controls                  33        42         65        60
    Automotive                             58        64        120       120
    Truck                                  40        30         62        20
                                       -------   -------    -------   -------
                                          194       194        368       301
    Corporate
    ---------
    Amortization of
      intangible assets                    (7)       (5)       (13)      (11)
    Interest expense-net                  (24)      (27)       (48)      (54)
    Corporate expense-net                 (41)      (35)       (86)      (61)
                                       -------   -------    -------   -------
    Income before income taxes            122       127        221       175
    Income taxes                           29        39         56        54
                                       -------   -------    -------   -------
    Net income                         $   93    $   88     $  165     $ 121
                                       =======   =======    =======   =======


















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------
Dollars and shares in millions, except per share data (per share data assume dilution)

Results of Operations
---------------------
Sales for second quarter 2003 were $2,027, 8% above $1,881 in second quarter 2002. Sales in second quarter 2003 were the highest quarterly sales since second quarter 2000. Sales growth in 2003 of 8% consisted of 6% from the four recent business acquisitions completed during November 2002 through January 2003 and 2% from higher foreign exchange rates. Eaton continued to outperform its end markets, as the Company estimates that its overall end markets declined 5% compared to second quarter 2002. For first half 2003, sales were $3,952, 10% higher than $3,604 in 2002, with growth coming from the same factors as in second quarter 2003.

Net income of $93 for second quarter 2003 increased 6% compared to $88 in the same period of 2002. Net income per Common Share of $1.27 in second quarter 2003 increased 5% compared to $1.21 per share in 2002. Net income in 2003 included restructuring charges of $6 after-tax ($0.09 per share) compared to $2 after-tax ($0.03 per share) in 2002. Improved income in 2003 was primarily due to higher sales in 2003, modest profits from the recent business acquisitions, and a reduction in income tax expense. Increased income also resulted from the benefits of restructuring actions taken in recent years to resize the Company. These increases in income were partially offset by higher restructuring charges and increased pension and other postretirement expense in 2003.

Net income for first half 2003 was $165 and net income per Common Share was $2.27, increases of 36% and 35%, respectively, over $121 and $1.68 per share in first half 2002. Net income in 2003 included restructuring charges of $11 after-tax ($0.15 per share) compared to $35 after-tax ($0.49 per share) in 2002. Improved income in 2003 was partially due to higher sales in 2003, modest profits from the recent business acquisitions, and a reduction in income tax expense. Increased income was also due to lower restructuring charges in 2003 and the benefits of restructuring actions taken in recent years to resize the Company. These increases were partially offset by increased pension and other postretirement expense in 2003.

In second quarter 2003, Eaton incurred restructuring charges related primarily to the integration of the Boston Weatherhead fluid power business acquired in November 2002 and the electrical business of Delta plc acquired in January 2003. These charges totaled $4 for the Fluid Power segment and $6 for the Industrial & Commercial Controls segment. For first half 2003, restructuring charges totaled $9 for the Fluid Power segment, $7 for the Industrial & Commercial Controls segment, and $1 for Corporate.

In second quarter 2002, the Company incurred restructuring charges to reduce operating costs across its business segments and certain corporate functions. The charges in 2002 were primarily a continuation of restructuring programs initiated in 2001. These charges totaled $1 for the Fluid Power segment and $2 for the Industrial & Commercial Controls segment. For first half 2002, restructuring charges totaled $18 for the Fluid Power segment, $15 for the Industrial & Commercial Controls segment, $1 for the Automotive segment, $14 for the Truck segment, and $4 for Corporate.

Restructuring charges in 2003 and 2002 were included in the Statements of Consolidated Income in Costs of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment or were included in Corporate expense-net, as appropriate.

In fourth quarter 2002, certain key assumptions used to calculate pension and other postretirement benefit expense were adjusted, including the lowering of the assumed return on pension plan assets from 10.00% to 8.75% and the discount rate from 7.25% to 6.75%. The effect of these changes on full year 2003 is estimated to be increased expense of $72 ($47 after-tax, or $0.62 per share), which was, and will be, reflected appropriately in each quarterly period in 2003.

The change in Other (income) expense-net for second quarter and first half 2003 compared to the same periods in 2002 was primarily due to foreign exchange gains, reduced legal expenses, and favorable legal settlements in 2003.

The effective income tax rate for second quarter 2003 was 23.4% and for first half 2003 was 25.0%, compared to 31.0% for the same periods in 2002. The lower rates in 2003 reflect many factors, including higher earnings in tax jurisdictions with lower income tax rates and increased tax benefits from tax losses.

For second half 2003, Eaton does not anticipate any significant growth in its end markets. As a result, for the year as a whole, the Company expects its end markets to be flat to slightly down. Eaton has made good progress during the second quarter on integrating its four recent business acquisitions. Profits of the acquired businesses have thus far been modest, as the real benefits from the restructuring activities will not be seen until second half 2003. The Company continues to make progress in reducing the working capital and improving the performance of the acquired businesses, and anticipates that their working capital levels will be reduced significantly by the end of the year. Eaton anticipates full year 2003 net income per share of $4.50 to $4.75 and third quarter net income per share of $1.15 to $1.25. The Company anticipates the impact on 2003 net income of restructuring charges to integrate recent business acquisitions to be $0.50 per share, with approximately a $0.15 per share effect in both the third and fourth quarters of the year. In spite of end markets that were weaker than expected at the beginning of the year, and the sale of an additional 3.7 million shares, Eaton is maintaining its full year earnings guidance provided in January of this year.

Business Segments
-----------------

Fluid Power
-----------
Second quarter 2003 sales of Fluid Power, Eaton's largest business segment, were an all-time quarterly record of $703, 12% above $628 in second quarter 2002. Excluding the impact of the Boston Weatherhead and Mechanical Products acquisitions, sales increased 4% over second quarter 2002, inclusive of the effect of higher foreign exchange rates. This compares to a decline of 5% in Fluid Power's markets, with North American fluid power industry shipments down about 8%, commercial aerospace markets off 18%, and defense aerospace markets up by 16%. The Company does not anticipate a recovery in the traditional mobile and industrial hydraulics markets until next year. The construction and agricultural equipment markets have shown little growth, despite earlier expectations that they would post moderate growth in 2003. The decline in the commercial aerospace market has occurred as expected. Military aerospace markets have been strong, largely offsetting the decline in the commercial markets. Sales for first half 2003 were $1,400, 14% above the same period in 2002, with growth coming from the same factors as in second quarter 2003.

Operating profits were $63 in second quarter 2003, up 9% from $58 in second quarter 2002. Restructuring charges recognized in second quarter 2003 were $4 compared to $1 in 2002. Operating profits for first half 2003 were $121, an increase of 20% compared to $101 in first half 2002. For first half 2003, restructuring charges were $9 compared to $18 in 2002. Operating profits in second quarter 2003 represented a return on sales of 9.0%, which was reduced by 0.5% due to restructuring charges, compared to 9.2% in 2002, which was reduced by 0.2% due to restructuring charges. For first half 2003, the return on sales was 8.6%, which was reduced by 0.7% due to restructuring charges, compared to 8.2% in 2002, which was reduced by 1.5% due to restructuring charges. The Boston Weatherhead acquisition reduced the margins for the Fluid Power segment in second quarter and first half 2003 compared to last year, but the Company expects stronger profitability from this business in second half 2003 as the restructuring programs generate increased benefits. Increased operating profits in 2003 were primarily due to higher sales in 2003, reduced restructuring charges in first half 2003, and the benefits of restructuring actions taken in recent years to resize this business.

Industrial & Commercial Controls
--------------------------------
In the Industrial & Commercial Controls segment, second quarter 2003 sales were $575, up 11% from $519 in second quarter 2002. Excluding the impact of the Delta and Commonwealth Sprague Capacitor acquisitions in 2003 and the divestiture of the Navy Controls business last year, second quarter sales were down 2% compared to 2002, inclusive of the effect of higher foreign exchange rates. End markets for the electrical business remained weak during the second quarter, with an estimated 4% decline in the markets for this business compared to last year. It is expected that the electrical distribution equipment market will not begin to recover until 2004. The residential market in North America has remained strong thus far in 2003, but the commercial markets - particularly the office construction markets - have weakened further. Sales for first half 2003 were $1,089, 8% above the same period in 2002, with growth coming from the same factors as in second quarter 2003.

Operating profits were $33 in second quarter 2003, down 21% compared to $42 in second quarter 2002. Restructuring charges recognized in second quarter 2003 were $6 and were primarily related to the acquisition of the electrical business of Delta plc in January 2003. Restructuring charges in second quarter 2002 were $2. Operating profits for first half 2003 were $65, an increase of 8% compared to $60 for first half 2002. For first half 2003, restructuring charges were $7 compared to $15 in 2002. Operating profits in second quarter 2003 represented a return on sales of 5.7%, which was reduced by 1.1% due to restructuring charges, compared to 8.1% in 2002, which was reduced by 0.4% due to restructuring charges. For first half 2003 and 2002, the returns on sales were both 6.0%, which were reduced by 0.6% and 1.5%, respectively, due to restructuring charges. The integration of the electrical division of Delta, which was purchased at the end of January, is proceeding slightly ahead of plan. This acquisition reduced the margins for the Industrial & Commercial Controls segment in second quarter and first half 2003 compared to last year, but the Company expects stronger profitability from this business in second half 2003 as the restructuring programs begin to generate benefits. Increased operating profits in first half 2003 were primarily due to reduced restructuring charges in 2003 and the benefits of restructuring actions taken in recent years to resize this business.

Automotive
----------
The Automotive segment posted record second quarter 2003 sales of $432, which was 3% above $419 in second quarter 2002. NAFTA automotive production declined 10%, while European production was down 6%, compared to 2002. The Automotive segment continued its strong performance with sales that significantly outpaced its end markets. The segment also benefited during second quarter 2003 from the strong Euro, which added 5% to revenues for the quarter. Sales for first half 2003 were $872, 8% above the same period in 2002, a reflection of stronger sales in first quarter 2003 and a stronger Euro.

Operating profits in second quarter 2003 were $58, down 9% compared to $64 in second quarter 2002. Operating profits for first half 2003 and 2002 were $120. Operating profits in second quarter 2003 represented a return on sales of 13.4% compared to 15.3% in 2002. For first half 2003, the return on sales was 13.8% compared to 14.9% in 2002. Returns on sales in 2003 were lower than 2002, principally as a result of increased costs related to new product launches.

Truck
-----
The Truck segment posted sales of $317 in second quarter 2003, up 1% compared to $315 in second quarter 2002. In second quarter 2003, NAFTA heavy-duty truck production of about 45,000 units was down 5%, NAFTA medium-duty truck production was up 4%, European truck production was down 5%, and South American production was flat versus a year ago. Sales for first half 2003 were $591, 4% above $570 in first half 2002. For the full year, the Company expects production of heavy-duty trucks in NAFTA to total approximately 190,000 units.

Operating profits were $40 in second quarter 2003, up 33% compared to $30 in second quarter 2002. Operating profits for first half 2003 were $62, an increase of 210% compared to $20 for first half 2002. There were no restructuring charges recorded in 2003 compared to $14 for first quarter 2002. Operating profits in second quarter 2003 represented a return on sales of 12.6% compared to 9.5% in 2002. For first half 2003, the return on sales was 10.5% compared to 3.5% in 2002, which was reduced by 2.5% due to restructuring charges. Increased operating profits in 2003 were primarily due to the absence of restructuring charges in 2003 compared to 2002, the benefits of restructuring actions taken in recent years to resize this business, and increased sales in 2003. The new operating model put in place in the Truck business over the last two years has enabled the business to adjust to the ramping up and down of volumes last year, and to this year's ramping up of volumes, without incurring the inefficiencies and expediting costs incurred in previous periods of substantial volume change.


Corporate
---------
Corporate expense-net was $41 in second quarter 2003 compared to $35 in second quarter 2002. For first half 2003, Corporate expense-net was $86 compared to $61 in first half 2002. The increases were primarily the result of increased pension expense and other postretirement benefit expense, partially offset by foreign exchange gains, reduced legal expenses, and favorable legal settlements in 2003.

Changes in Financial Condition During 2003
------------------------------------------
Net working capital of $1,063 at June 30, 2003 substantially increased from $723 at year-end 2002 (the current ratio was 1.6 at June 30 compared to 1.4 at December 31, 2002). The increase was primarily due to increased accounts receivable due to higher sales in 2003, but also reflected increased working capital resulting from the acquisition of the electrical business of Delta plc in January 2003. The increase was also partially due to the retention of a portion of the cash proceeds of $296 from the sale of 3.7 million Common Shares in June 2003.

Cash generated from operating activities of $255 in first half 2003 was lower than the $315 generated in first half 2002 primarily due to increased accounts receivable in 2003 resulting from increased sales. Capital expenditures for first half 2003 were $110, $23 more than first half 2002 and just under 3% of sales in 2003. Capital expenditures in 2003 are forecasted to be approximately $300.

Total debt of $1,966 at June 30, 2003 decreased $122 from $2,088 at the end of 2002. The net debt to capital ratio decreased to 35.4% at June 30 from 41.9% at December 31, primarily the result of cash proceeds of $296 from the sale of 3.7 million Common Shares in June 2003. The Company has credit facilities of $650, of which $400 expire in April 2005 and $250 in May 2008. On April 17, 2003, the Company filed a Current Report on Form 8-K in regard to Standard & Poor's Rating Services' decision to place the Company's long-term credit rating on CreditWatch. On July 3, 2003 Standard & Poor's affirmed Eaton's 'A-' credit rating and removed Eaton from CreditWatch.

In July 2003, the Company increased the quarterly cash dividend to $0.48 per Common Share, a 9% increase over the prior dividend of $0.44 per share. The Company estimates that the increase will require additional cash of approximately $12 on an annual basis.

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






Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning third quarter 2003 and full year 2003 net income per Common Share, our worldwide markets, expenses of our restructuring programs, working capital, and the flexibility to pursue growth opportunities. These statements should be used with caution. They are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments; failure to implement restructuring plans; unanticipated downturns in business relationships with customers or their purchases from us; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; material acquisitions or divestitures; significant costs from new laws and governmental regulations; and unanticipated further deterioration of economic and financial conditions in the United States and around the world. We do not assume any obligation to update these forward-looking statements.

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

Item 4. Controls and Procedures
-------------------------------
Pursuant to SEC Rule 13a-15, an evaluation was performed, under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Chairman and Chief Executive Officer and Richard H. Fearon - Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.






                         PART II - OTHER INFORMATION
                         ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

1.  On April 14, 2003, the Company filed a Current Report on Form
    8-K regarding the first quarter 2003 earnings release.

2. On April 17, 2003, the Company filed a Current Report on Form 8-K in regard to Standard & Poor's Rating Services' decision to place the Company's long-term credit rating on CreditWatch.

3. On July 15, 2003, the Company filed a Current Report on Form 8-K regarding the second quarter 2003 earnings release.







































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

                                             Eaton Corporation
                                             ----------------------------
                                             Registrant

Date:  August 13, 2003                       /s/ Richard H. Fearon
                                             ----------------------------
                                             Richard H. Fearon
                                             Executive Vice President -
                                             Chief Financial and Planning
                                             Officer







































Eaton Corporation
Quarterly Report on Form 10-Q
Second Quarter 2003
Exhibit Index

Exhibit
-------
   4 Instruments defining rights of security holders, including indentures (Pursuant to Regulation to S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

  12    Ratio of Earnings to Fixed Charges

31.1 Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302)

31.2 Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302)

32.1 Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906)

32.2 Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906)
































Exhibit 12

Eaton Corporation
Quarterly Report on Form 10-Q
Second Quarter 2003
Ratio of Earnings to Fixed Charges


                               Six months
                                 ended         Year ended December 31
                                June 30,   --------------------------------
                                  2003     2002   2001   2000    1999  1998
                                  ----     ----   ----   ----    ----  ----
Income from continuing
operations before income taxes    $221     $399   $278   $552  $  943  $616

Adjustments
-----------
Minority interests in
  consolidated subsidiaries          6       14      8      8       2    (2)
Income of equity investees          (3)      (1)     -     (1)     (1)   (1)
Interest expensed                   51      110    149    182     159    93
Amortization of debt issue
  costs                              1        2      1      1       -     -
Estimated portion of rent
  expense representing
  interest                          17       34     38     39      36    28
Amortization of capitalized
  interest                           7       13     13     10       8     7
Distributed income of equity
  investees                          -        -      -      1       -     1
                                  ----     ----   ----   ----  ------  ----
Adjusted income from continuing
operations before income taxes    $300     $571   $487   $792  $1,147  $742
                                  ====     ====   ====   ====  ======  ====

Fixed charges
-------------
Interest expensed                 $ 51     $110   $149   $182  $  159  $ 93
Interest capitalized                 3        8     12     22      21    16
Amortization of debt issue
  costs                              1        2      1      1       -     -
Estimated portion of rent
  expense representing
  interest                          17       34     38     39      36    28
                                  ----     ----   ----   ----  ------  ----
Total fixed charges               $ 72     $154   $200   $244  $  216  $137
                                  ====     ====   ====   ====  ======  ====

Ratio of earnings to fixed
charges                           4.17     3.71   2.44   3.25    5.31  5.42

Income from continuing operations before income taxes for years before 2002 include amortization expense related to goodwill and other intangible assets. Upon adoption of SFAS No. 142 on January 1, 2002 the Company ceased amortization of goodwill and indefinite life intangible assets.

Exhibit 31.1

Eaton Corporation
Quarterly Report on Form 10-Q
Second Quarter 2003
Certification

I, Alexander M. Cutler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eaton Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003                /s/ Alexander M. Cutler
                                      ------------------------------------
                                      Alexander M. Cutler
                                      Chairman and Chief Executive Officer




















































Exhibit 31.2

Eaton Corporation
Quarterly Report on Form 10-Q
Second Quarter 2003
Certification

I, Richard H. Fearon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eaton Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003                 /s/ Richard H. Fearon
                                       ------------------------------------
                                       Richard H. Fearon
                                       Executive Vice President -
                                       Chief Financial and Planning Officer



















































Exhibit 32.1

Eaton Corporation
Quarterly Report on Form 10-Q
Second Quarter 2003
Certification

This written statement is submitted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002. It accompanies Eaton Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 ("10-Q Report").

I hereby certify that, based on my knowledge, the 10-Q Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C 78m), and information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Eaton Corporation and its consolidated subsidiaries.

Date:  August 13, 2003                /s/ Alexander M. Cutler
                                      ------------------------------------
                                      Alexander M. Cutler
                                      Chairman and Chief Executive Officer


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Eaton Corporation and will be retained by Eaton Corporation and furnished to the Securities and Exchange Commission or its staff upon request.




























Exhibit 32.2

Eaton Corporation
Quarterly Report on Form 10-Q
Second Quarter 2003
Certification

This written statement is submitted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002. It accompanies Eaton Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 ("10-Q Report").

I hereby certify that, based on my knowledge, the 10-Q Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C 78m), and information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Eaton Corporation and its consolidated subsidiaries.

Date:  August 13, 2003                 /s/ Richard H. Fearon
                                       ------------------------------------
                                       Richard H. Fearon
                                       Executive Vice President -
                                       Chief Financial and Planning Officer


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Eaton Corporation and will be retained by Eaton Corporation and furnished to the Securities and Exchange Commission or its staff upon request.