Form 10-Q
period 2003-09-30
EATON CORP
filed 2003-11-12
CIK 31277

United States
                     Securities and Exchange Commission
                          Washington, D.C.  20549

                                 Form 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2003
                                               ------------------


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

There were 76.0 million Common Shares outstanding as of September 30, 2003.




                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.  Financial Statements
-----------------------------

Eaton Corporation
Statements of Consolidated Income

                                       Three months ended    Nine months ended
                                          September 30         September 30
                                       ------------------   ------------------
(Millions except for per share data)     2003      2002       2003       2002
                                         ----      ----       ----       ----

Net sales                              $2,026    $1,830     $5,978     $5,434

Costs & expenses
----------------
Costs of products sold                  1,479     1,316      4,392      3,966
Selling & administrative                  327       302        995        917
Research & development                     57        51        168        156
Interest expense-net                       20        26         68         80
Gain on sale of business                    -       (18)         -        (18)
Other (income) expense-net                  1        21         (8)        26
                                       -------   -------    -------    -------
Income before income taxes                142       132        363        307
Income taxes                               35        39         91         93
                                       -------   -------    -------    -------
Net income                             $  107    $   93     $  272     $  214
                                       =======   =======    =======    =======

Net income per Common Share
  assuming dilution                    $ 1.39    $ 1.30     $ 3.67     $ 2.98
Average number of Common Shares
  outstanding                            77.2      71.9       74.2       71.7

Net income per Common Share basic      $ 1.41    $ 1.32     $ 3.73     $ 3.03
Average number of Common Shares
  outstanding                            75.9      70.8       73.1       70.5

Cash dividends paid per Common Share   $ 0.48    $ 0.44     $ 1.36     $ 1.32



See accompanying notes.











Eaton Corporation
Condensed Consolidated Balance Sheets

                                             Sept. 30,  Dec. 31,
(Millions)                                      2003      2002
                                                ----      ----
ASSETS
Current assets
--------------
Cash                                          $   72    $   75
Short-term investments                           522       353
Accounts receivable                            1,314     1,032
Inventories                                      735       698
Deferred income taxes & other
  current assets                                 306       299
                                              ------    ------
                                               2,949     2,457
Property, plant & equipment-net                2,059     1,955
Goodwill                                       1,998     1,910
Other intangible assets                          508       510
Deferred income taxes & other assets             389       306
                                              ------    ------
                                              $7,903    $7,138
                                              ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
-------------------
Short-term debt & current portion of
  long-term debt                              $   41    $  201
Accounts payable                                 504       488
Accrued compensation                             202       199
Accrued income & other taxes                     284       225
Other current liabilities                        761       621
                                              ------    ------
                                               1,792     1,734
Long-term debt                                 1,901     1,887
Postretirement benefits other than pensions      639       652
Deferred income taxes & other liabilities        628       563
Shareholders' equity                           2,943     2,302
                                              ------    ------
                                              $7,903    $7,138
                                              ======    ======


See accompanying notes.











Eaton Corporation
Condensed Statements of Consolidated Cash Flows

                                                         Nine months ended
                                                           September 30
                                                         -----------------
(Millions)                                                2003       2002
                                                          ----       ----
Net cash provided by operating activities
-----------------------------------------
Net income                                               $ 272      $ 214
Adjustments to reconcile to net cash provided
  by operating activities
    Depreciation & amortization                            280        265
    Amortization of intangible assets                       18         16
    Gain on sale of business                                 -        (18)
    Changes in operating assets & liabilities,
      excluding acquisitions & sales of
        businesses                                         (90)       127
    Other-net                                               37         39
                                                         ------     ------
                                                           517        643
Net cash used in investing activities
-------------------------------------
Expenditures for property, plant & equipment              (177)      (139)
Acquisitions of businesses, less cash acquired            (256)       (11)
Sale of business                                             -         95
Net increase in short-term investments                    (162)       (77)
Other-net                                                   (7)        (5)
                                                         ------     ------
                                                          (602)      (137)
Net cash provided by (used in) financing activities
---------------------------------------------------
Borrowings with original maturities of more
  than three months
    Proceeds                                                11        419
    Payments                                              (164)      (639)
Borrowings with original maturities of less
  than three months-net                                    (47)      (258)
Cash dividends paid                                        (98)       (92)
Proceeds from exercise of employee stock options            84         41
Sale of Common Shares                                      296          -
                                                         ------     ------
                                                            82       (529)
                                                         ------     ------
Total decrease in cash 		                              (3)       (23)
Cash at beginning of period                                 75        112
                                                         ------     ------
Cash at end of period                                    $  72      $  89
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

Acquisitions of Businesses
--------------------------
On January 31, 2003, Eaton acquired the electrical business of Delta plc for approximately $215. The Delta business has operations in Europe and in the Asia Pacific area. Sales in 2002 were $360. The business' major electrical brands include MEM(R), Holec(TM), Bill(TM), Home Automation(TM), Elek(TM) and Tabula(TM). The Delta business is included in the Electrical segment (formerly the Industrial & Commercial Controls segment). The allocation of the purchase price for this acquisition is preliminary and will be finalized in first quarter 2004.

On August 5, 2003, Eaton formed a joint venture with Caterpillar Inc. to provide switchgear products under the Cat(R) brand name. The joint venture operates under the name Intelligent Switchgear Organization LLC and is 51% owned by Eaton. Eaton's investment in the joint venture is approximately $30.

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
                                Three months ended      Nine months ended
                                   September 30           September 30
                                ------------------      -----------------
                                  2003       2002         2003      2002
                                  ----       ----         ----      ----
    Fluid Power                  $   2      $   6        $  11     $  24
    Electrical                       5          -           12        15
    Automotive                       -          -            -         1
    Truck                            -          -            -        14
                                 -----      -----        -----     -----
                                     7          6           23        54





    Corporate                        -          -            1         4
                                 -----      -----        -----     -----
    Total                        $   7      $   6        $  24     $  58
                                 =====      =====        =====     =====
    After-tax                    $   5      $   4        $  16     $  39
    Per Common Share             $0.06      $0.05        $0.21     $0.53

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

Restructuring liabilities recorded at December 31, 2002, those recorded in 2003 as described above, and those utilized thus far in 2003, are summarized as follows:

                            Workforce reductions       Plant
                            --------------------   consolidation
                            Employees    Dollars      & other      Total
                            ---------    -------   --------------  -----
    Liabilities remaining
      at December 31, 2002      494       $ 11        $  5         $ 16
    2003 charges  	        224          3          21           24
    Utilized in 2003           (652)       (10)        (18)         (28)
                               -----      -----       -----        -----
    Liabilities remaining
      at September 30, 2003      66       $  4        $  8         $ 12
                               =====      =====       =====        =====

Pension and Other Postretirement Benefit Expense
------------------------------------------------
In fourth quarter 2002, certain key assumptions used to calculate pension and other postretirement benefit expense were adjusted, including the lowering of the assumed return on pension plan assets from 10.00% to 8.75% and the discount rate from 7.25% to 6.75%. Pretax operating income for third quarter 2003 was reduced by $18 ($12 after-tax, or $0.15 per Common Share) compared to the same period in 2002 due to the effect on pension income of the decline in stock market valuations on Eaton's pension fund assets, coupled with lower discount rates associated with determining pension and other postretirement benefit liabilities. Pretax operating income for the first nine months of 2003 was similarly reduced by $50 ($33 after-tax, or $0.44 per share) compared to the same period in 2002.

Gain on Sale of Business
------------------------
In July 2002, the Navy Controls business was sold resulting in a pretax gain of $18 ($13 after-tax, or $0.18 per Common Share).

Contribution to Eaton Charitable Fund
-------------------------------------
In third quarter 2002, a charge of $10 was recorded for a contribution to the Eaton Charitable Fund ($6 after-tax, or $0.09 per Common Share). In the Statements of Consolidated Income, the charge was included in Other (income) expense-net. In Business Segment Information, the charge was included in Corporate expense-net.

Other (Income) Expense-Net
--------------------------
The change of $20 in Other (income) expense-net for third quarter 2003 compared to the same period in 2002 was primarily due to a loss of $1 in foreign exchange in 2003 versus a loss of $5 in 2002, reduced legal expenses of $4 in 2003, and the contribution to the Eaton Charitable Fund of $10 in third quarter 2002. The change of $34 in Other (income) expense-net for the first nine months of 2003 compared to the same period in 2002 was primarily due to a gain of $5 in foreign exchange in 2003 versus a loss of $8 in 2002, the contribution to the Eaton Charitable Fund of $10 in third quarter 2002, and various other items including reduced legal expenses and favorable legal settlements in 2003.

Income Taxes
------------
The effective income tax rate for third quarter and the first nine months of 2003 was 25.0%. The rates in 2003 compared to 29.6% for third quarter 2002 and 30.4% for the first nine months of 2002. The lower rates in 2003 reflect many factors, including higher earnings in tax jurisdictions with lower income tax rates and increased tax benefits from tax losses.

Sale of Common Shares
---------------------
In June 2003, Eaton sold 3.7 million Common Shares for net proceeds of $296, which were used to pay down commercial paper and for general corporate purposes.

Net Income per Common Share
---------------------------

                                         Three months ended   Nine months ended
                                            September 30        September 30
                                         ------------------   ----------------
                                           2003       2002      2003      2002
                                           ----       ----      ----      ----
    Net income                            $ 107      $  93     $ 272     $ 214
                                          =====      =====     =====     =====

    Average number of Common Shares
      outstanding assuming dilution        77.2       71.9      74.2      71.7
    Less dilutive effect of stock
      options                               1.3        1.1       1.1       1.2
                                          -----      -----     -----     -----
    Average number of Common Shares
      outstanding basic                    75.9       70.8      73.1      70.5
                                          =====      =====     =====     =====
    Net income per Common Share
    ---------------------------
    Assuming dilution                     $1.39      $1.30     $3.67     $2.98
    Basic                                  1.41       1.32      3.73      3.03

Stock Options
-------------
Eaton has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation".
If the Company accounted for its stock options under the fair value based method of SFAS No. 123, net income and net income per Common Share would have been as indicated below:

                                     Three months ended    Nine months ended
                                        September 30         September 30
                                      -----------------    ----------------
                                        2003      2002       2003     2002
                                        ----      ----       ----     ----
    Net income
    ----------
    As reported                       $  107    $   93     $  272   $  214
    Stock-based compensation
      expense, net of income taxes        (3)       (4)        (9)     (11)
                                      -------   -------    -------  -------
    Assuming fair value method        $  104    $   89     $  263   $  203
                                      =======   =======    =======  =======

    Net income per Common Share
      assuming dilution
    ---------------------------
    As reported                       $ 1.39    $ 1.30     $ 3.67   $ 2.98
    Stock-based compensation
      expense, net of income taxes     (0.04)    (0.05)     (0.12)   (0.15)
                                      -------   -------    -------  -------
    Assuming fair value method        $ 1.35    $ 1.25     $ 3.55   $ 2.83
                                      =======   =======    =======  =======

    Net income per Common Share
      basic
    ---------------------------
    As reported                       $ 1.41    $ 1.32     $ 3.73   $ 3.03
    Stock-based compensation
      expense, net of income taxes     (0.04)    (0.05)     (0.12)   (0.15)
                                      -------   -------    -------  -------
    Assuming fair value method        $ 1.37    $ 1.27     $ 3.61   $ 2.88
                                      =======   =======    =======  =======


Comprehensive Income
--------------------
Comprehensive income is as follows:

                                 Three months ended    Nine months ended
                                    September 30         September 30
                                 ------------------    ----------------
                                    2003     2002       2003     2002
                                    ----     ----       ----     ----
    Net income                      $107     $ 93       $272     $214
    Foreign currency translation       5      (40)        56      (56)
    Cash flow hedges                   -       (1)         4        2
                                    -----    -----      -----    -----
    Comprehensive income            $112     $ 52       $332     $160
                                    =====    =====      =====    =====







Inventories
-----------
                                       At          At
                                   Sept. 30,    Dec. 31,
                                      2003        2002
                                      ----        ----
    Raw materials                     $313        $283
    Work-in-process &
      finished goods                   459         449
                                      -----       -----
    Gross inventories at FIFO          772         732
    Excess of FIFO
      over LIFO cost                   (37)        (34)
                                      -----       -----
    Net inventories                   $735        $698
                                      =====       =====

Business Segment Information
----------------------------

                                       Three months ended   Nine months ended
                                          September 30        September 30
                                       ------------------   -----------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
    Net sales
    ---------
    Fluid Power                        $  683    $  609     $2,083    $1,834
    Electrical                            612       506      1,701     1,511
    Automotive                            395       393      1,267     1,197
    Truck                                 336       322        927       892
                                       -------   -------    -------   -------
                                       $2,026    $1,830     $5,978    $5,434
                                       =======   =======    =======   =======
    Operating profit
    ----------------
    Fluid Power                        $   65    $   44     $  186    $  145
    Electrical                             49        49        114       109
    Automotive                             44        52        164       172
    Truck                                  52        45        114        65
                                       -------   -------    -------   -------
                                          210       190        578       491
    Corporate
    ---------
    Amortization of
      intangible assets                    (5)       (5)       (18)      (16)
    Interest expense-net                  (20)      (26)       (68)      (80)
    Gain on sale of business                -        18          -        18
    Corporate expense-net                 (43)      (45)      (129)     (106)
                                       -------   -------    -------   -------
    Income before income taxes            142       132        363       307
    Income taxes                           35        39         91        93
                                       -------   -------    -------   -------
    Net income                         $  107    $   93     $  272    $  214
                                       =======   =======    =======   =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------
Dollars in millions, except per share data (per share data assume dilution)

Results of Operations
---------------------
Sales for third quarter 2003 were $2,026, 11% above $1,830 in third quarter 2002. Sales growth in 2003 of 11% consisted of 8% from four recent business acquisitions and the new joint venture with Caterpillar Inc., and 3% from higher foreign exchange rates. Eaton continued to outperform its end markets, as the Company estimates that its overall end markets declined 5% compared to third quarter 2002. For the first nine months of 2003, sales were $5,978, 10% higher than $5,434 in 2002. Sales growth of 10% for the first nine months of 2003 consisted of 7% from the acquisitions and the new joint venture, 2% from higher foreign exchange rates, and 1% from organic growth, net of the effect of the sale of Navy Controls in July 2002.

Net income of $107 for third quarter 2003 increased 15% compared to $93 in the same period of 2002. Net income per Common Share of $1.39 in third quarter 2003 increased 7% compared to $1.30 per share in 2002. The sale of 3.7 million Common Shares in June 2003 reduced net income per share for third quarter 2003 by $0.07 compared to the same period in 2002. Net income in 2003 included restructuring charges of $5 after-tax ($0.06 per share) compared to $4 after-tax ($0.05 per share) in 2002. Improved income in 2003 was primarily due to higher sales in 2003, modest profits from the recent business acquisitions, lower net interest expense and a reduction in income tax expense. Increased income also resulted from the benefits of restructuring actions taken in recent years. These increases in income were partially offset by increased pension and other postretirement expense in 2003. Net income in third quarter 2002 included a pretax gain of $18 on the sale of the Navy Controls business ($13 after-tax, or $0.18 per Common Share), partially offset by a pretax contribution of $10 to the Eaton Charitable Fund ($6 after-tax, or $0.09 per Common Share).

Net income for the first nine months of 2003 was $272 and net income per Common Share was $3.67, increases of 27% and 23%, respectively, over $214 and $2.98 per share in the first nine months of 2002. Net income in 2003 included restructuring charges of $16 after-tax ($0.21 per share) compared to $39 after-tax ($0.53 per share) in 2002. Improved income in 2003 was primarily due to higher sales in 2003, modest profits from the recent business acquisitions, lower net interest expense and a reduction in income tax expense. Increased income was also due to the benefits of restructuring actions taken in recent years and lower restructuring charges in 2003. These increases were partially offset by increased pension and other postretirement expense in 2003. As described above, net income for the first nine months of 2002 included a gain on the sale of Navy Controls, partially offset by a contribution to the Eaton Charitable Fund.

In 2003, Eaton incurred restructuring charges related primarily to the integration of the Boston Weatherhead fluid power business acquired in November 2002 and the electrical business of Delta plc acquired in January 2003. For third quarter 2003, these charges were $2 for the Fluid Power segment and $5 for the Electrical segment. For the first nine months of 2003, restructuring charges were $11 for the Fluid Power segment, $12 for the Electrical segment, and $1 for Corporate.


In 2002, the Company incurred restructuring charges to reduce operating costs across its business segments and certain corporate functions. The charges in 2002 were primarily a continuation of restructuring programs initiated in 2001. For third quarter 2002, these charges were $6 for the Fluid Power segment. For the first nine months of 2002, restructuring charges were $24 for the Fluid Power segment, $15 for the Electrical segment, $1 for the Automotive segment, $14 for the Truck segment, and $4 for Corporate.

Restructuring charges in 2003 and 2002 were included in the Statements of Consolidated Income in Costs of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment or were included in Corporate expense-net, as appropriate.

In fourth quarter 2002, certain key assumptions used to calculate pension and other postretirement benefit expense were adjusted, including the lowering of the assumed return on pension plan assets from 10.00% to 8.75% and the discount rate from 7.25% to 6.75%. Pretax operating income for third quarter 2003 was reduced by $18 ($12 after-tax, or $0.15 per Common Share) compared to the same period in 2002 due to the effect on pension income of the decline in stock market valuations on Eaton's pension fund assets, coupled with lower discount rates associated with determining pension and other postretirement benefit liabilities. Pretax operating income for the first nine months of 2003 was similarly reduced by $50 ($33 after-tax, or $0.44 per share) compared to the same period in 2002.

In July 2002, the Navy Controls business was sold resulting in a pretax gain of $18 ($13 after-tax, or $0.18 per Common Share).

In third quarter 2002, a charge of $10 related to a contribution to the Eaton Charitable Fund ($6 after-tax, or $0.09 per Common Share) was recorded. In the Statements of Consolidated Income, the charge was included in Other (income) expense-net. In Business Segment Information, the charge was included in Corporate expense-net.

The change of $20 in Other (income) expense-net for third quarter 2003 compared to the same period in 2002 was primarily due to a loss of $1 in foreign exchange in 2003 versus a loss of $5 in 2002, reduced legal expenses of $4 in 2003, and the contribution to the Eaton Charitable Fund of $10 in third quarter 2002. The change of $34 in Other (income) expense-net for the first nine months of 2003 compared to the same period in 2002 was primarily due to a gain of $5 in foreign exchange in 2003 versus a loss of $8 in 2002, the contribution to the Eaton Charitable Fund of $10 in third quarter 2002, and various other items including reduced legal expenses and favorable legal settlements in 2003.

The effective income tax rate for third quarter and the first nine months of 2003 was 25.0%. The rates in 2003 compared to 29.6% for third quarter 2002 and 30.4% for the first nine months of 2002. The lower rates in 2003 reflect many factors, including higher earnings in tax jurisdictions with lower income tax rates and increased tax benefits from tax losses.







While Eaton's end markets remained depressed in third quarter 2003, the Company anticipates modest growth in fourth quarter 2003 compared to 2002, driven principally by a stronger heavy-duty truck market in North America. The Company continues to make good progress on integrating the recent business acquisitions. The profits of the acquired businesses, while still modest, are beginning to reflect the benefits of integration activities. In addition, working capital in these acquisitions has been significantly reduced and further improvements are expected over the balance of the year. The Company anticipates full year 2003 net income per Common Share of $4.80 to $4.90 and fourth quarter net income per share of $1.15 to $1.25. The impact of restructuring charges to integrate the recent business acquisitions and the new joint venture on 2003 net income is expected to be $0.35 per share, with approximately $0.15 per share in the fourth quarter of the year.

Business Segments
-----------------

Fluid Power
-----------
Third quarter 2003 sales of Fluid Power, Eaton's largest business segment, were $683, 12% above $609 in third quarter 2002. Excluding the impact of the Boston Weatherhead and Mechanical Products acquisitions, sales were up 4% over third quarter 2002. This compares to a decline of 3% in Fluid Power's markets, with North American fluid power industry shipments down about 5%, commercial aerospace markets off 10%, and defense aerospace markets up by 12%. Eaton does not anticipate a recovery in the traditional mobile and industrial hydraulics markets until next year. The decline in the commercial aerospace market has occurred as expected while military aerospace markets have been strong, largely offsetting the decline in the commercial markets. Sales for the first nine months of 2003 were $2,083, 14% above $1,834 for the same period in 2002, primarily as a result of the business acquisitions.

Operating profit was $65 in third quarter 2003, up 48% from $44 in third quarter 2002. Restructuring charges recorded in third quarter 2003 were $2, and primarily related to the acquisition of the Boston Weatherhead business in November 2002, compared to $6 in 2002. Operating profit for the first nine months of 2003 was $186, an increase of 28% compared to $145 for the same period in 2002. For the first nine months of 2003, restructuring charges were $11 compared to $24 in 2002. Operating profit in third quarter 2003 represented a return on sales of 9.5%, which was reduced by 0.3% due to restructuring charges, compared to 7.2% in 2002, which was reduced by 1.0% due to restructuring charges. For the first nine months of 2003, the return on sales was 8.9%, which was reduced by 0.6% due to restructuring charges, compared to 7.9% in 2002, which was reduced by 1.3% due to restructuring charges. Increased operating profit in 2003 was primarily due to higher sales in 2003, the benefits of restructuring actions taken in recent years to resize this business and reduced restructuring charges in 2003. These improvements were partially offset in the first half of 2003 by lower margins related to the Boston Weatherhead business acquired in November 2002.








Electrical
----------
In the Electrical segment, third quarter 2003 sales were $612, up 21% from $506 in third quarter 2002. Excluding the impact of the acquisitions of the electrical business of Delta plc and Commonwealth Sprague Capacitor and the new joint venture formed with Caterpillar, third quarter sales were up 2% compared to 2002. End markets for the electrical business remained weak during the third quarter, with an estimated 3% decline in the markets for this business compared to third quarter 2002. Eaton expects that the overall electrical markets will remain flat for the balance of 2003, with modest growth expected to resume in the first half of next year. Sales for the first nine months of 2003 were $1,701, 13% above $1,511 for the same period in 2002, with growth coming from the business acquisitions, partially offset by the sale of the Navy Controls business in July 2002.

Operating profit was $49 in third quarter 2003 and in 2002. Restructuring charges recorded in third quarter 2003 were $5 and primarily related to the acquisition of the electrical business of Delta plc in January 2003. Operating profit for the first nine months of 2003 was $114, an increase of 5% compared to $109 for the same period in 2002. For the first nine months of 2003, restructuring charges were $12 compared to $15 in 2002. Operating profit in third quarter 2003 represented a return on sales of 8.0%, which was reduced by 0.8% due to restructuring charges, compared to 9.7% in 2002. For the first nine months of 2003, the return on sales was 6.7%, which was reduced by 0.7% due to restructuring charges, compared to 7.2% in 2002, which was reduced by 1.0% due to restructuring charges. Excluding the electrical division of Delta plc, which was acquired on January 31, 2003, the profitability of the base electrical business has improved significantly. The integration of the electrical division of Delta plc continues on plan. This acquisition reduced the operating margins of the Electrical segment for both the third quarter and first nine months of 2003 by slightly less than 2 percentage points, compared to 2002. Increased operating profits in the first nine months of 2003 were primarily due to the benefits of restructuring actions taken in recent years to resize this business and reduced restructuring charges in 2003.

During third quarter 2003, Eaton formed a joint venture with Caterpillar Inc. to provide switchgear products under the Cat(R) brand name. The joint venture operates under the name Intelligent Switchgear Organization LLC and is 51% owned by Eaton. Annual revenues within the next two to three years are expected to be in excess of $100.

Among major contract wins in the Electrical segment in third quarter 2003 was a contract to supply electrical equipment for Phase I of the new Terminal 5 at London's Heathrow Airport. Terminal 5 will proceed in phases, with the entire project scheduled to be completed by 2006.

Automotive
----------
The Automotive segment posted third quarter 2003 sales of $395, 1% above $393 in third quarter 2002. Automotive segment revenue outpaced its end markets, as it has done consistently all year. Both NAFTA and European automotive production declined 5% compared to third quarter 2002. Sales for the first nine months of 2003 were $1,267, 6% above $1,197 for the same period in 2002, a reflection of stronger sales in the first half of 2003. Traditionally, sales for this segment are lower in the third quarter than in the second quarter as a result of the normal seasonal pattern of automotive industry production.

Operating profit in third quarter 2003 was $44, down 15% compared to $52 in third quarter 2002. Operating profit for the first nine months of 2003 was $164, a decrease of 5% compared to $172 for the same period in 2002. Operating profit in third quarter 2003 represented a return on sales of 11.1% compared to 13.2% in 2002. For the first nine months of 2003, the return on sales was 12.9% compared to 14.4% in 2002. Returns on sales in 2003 were lower than 2002 primarily as a result of increased costs related to new product launches and several facility relocations which are currently underway. The Company expects to make further progress on these programs during fourth quarter 2003, which should lead to an improvement in margins.

Truck
-----
The Truck segment posted sales of $336 in third quarter 2003, up 4% compared to $322 in third quarter 2002. In third quarter 2003, NAFTA heavy-duty truck production of about 47,000 units was down 16% compared to third quarter 2002, reflecting the fact that third quarter 2002 was the height of the "pre buy" that occurred in 2002, and NAFTA medium-duty truck production was down 4%. European truck production was down 5% and Brazil vehicle production was down 1%. Growth in Truck segment sales in third quarter 2003 was principally due to higher sales outside North America. In light of the slightly weaker than expected industry bookings levels in August and September, the Company expects fourth quarter 2003 production of heavy-duty trucks in NAFTA to be approximately 52,000 units, resulting in full year production totaling 180,000 units. Sales for the first nine months of 2003 were $927, 4% above $892 in the same period in 2002, with growth coming from the same factors as in third quarter 2003.

Operating profit was $52 in third quarter 2003, up 16% compared to $45 in third quarter 2002. Operating profit for the first nine months of 2003 was $114, an increase of 75% compared to $65 for the first nine months of 2002. There were no restructuring charges recorded in the first nine months of 2003 compared to $14 for the same period in 2002. Operating profit in third quarter 2003 represented a return on sales of 15.5% compared to 14.0% in 2002. For the first nine months of 2003, the return on sales was 12.3% compared to 7.3% in 2002, which was reduced by 1.6% due to restructuring charges. Increased operating profit in 2003 was primarily due to the benefits of restructuring actions taken in recent years to resize this business, the absence of restructuring charges in 2003 compared to 2002, and increased sales in 2003.

In third quarter 2003 Eaton announced that it, together with Shaanxi Fast Gear Co., Ltd. and Xiang Torch Investment Co., Ltd., have signed an agreement to form a joint venture in Xi'an, China to produce heavy-duty truck transmissions for the growing Chinese market. Eaton will have 55% ownership of the venture, which will be called Eaton Fast Gear (Xi'an) Co., Ltd. The joint venture will be formally established upon obtaining regulatory approval. Production is expected to begin in the fourth quarter of 2004.











Corporate
---------
Corporate expense-net was $43 in third quarter 2003 compared to $45 in third quarter 2002. The decrease was primarily due to reduced foreign exchange losses in 2003, reduced legal expenses in 2003 and the contribution to the Eaton Charitable Fund of $10 in third quarter 2002, partially offset by increased pension and other postretirement benefit expense in 2003. For the first nine months of 2003, Corporate expense-net was $129 compared to $106 for the same period in 2002. The increase was primarily the result of increased pension and other postretirement benefit expense in 2003, partially offset by foreign exchange gains in 2003, the contribution to the Eaton Charitable Fund of $10 in third quarter 2002, and various other items including reduced legal expenses and favorable legal settlements in 2003.

Changes in Financial Condition During 2003
------------------------------------------
Net working capital of $1,157 at September 30, 2003 substantially increased from $723 at year-end 2002 (the current ratio was 1.6 at September 30 compared to 1.4 at December 31, 2002). The increase was due to increased accounts receivable resulting from higher sales in third quarter 2003 compared to fourth quarter 2002, increased working capital resulting from the acquisition of the electrical business of Delta plc in January 2003, and the retention of a portion of the cash proceeds of $296 from the sale of 3.7 million Common Shares in June 2003.

Cash generated from operating activities was $517 in the first nine months of 2003 compared to $643 generated in the same period in 2002. The lower amount of cash generated in the first nine months of 2003 was primarily due to increased cash used for working capital to support growth in sales. Capital expenditures for the first nine months of 2003 were $177, compared to $139 for the same period in 2002. Capital expenditures for full year 2003 are forecasted to be between $290-$300.

Total debt of $1,942 at September 30, 2003 decreased $146 from $2,088 at the end of 2002. The net-debt-to-capital ratio decreased to 31.4% at September 30, 2003 from 41.9% at December 31, 2002 due primarily to cash flow from operating activities, cash proceeds of $296 from the sale of 3.7 million Common Shares in June 2003 and proceeds from the exercise of stock options. Eaton has credit facilities of $650, of which $400 expire in April 2005 and $250 in May 2008. On October 22, 2003, Fitch Ratings Services raised the Company's long-term debt rating from 'A-' to 'A' and its short-term debt rating from 'F2' to 'F1' or prime. Fitch also changed its outlook of the Company from 'positive' to 'stable'.

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

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning third quarter
2003 and full year 2003 net income per Common Share, Eaton's worldwide markets, restructuring charges, working capital, and new contracts and contingencies. These statements should be used with caution. They are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments; failure to implement restructuring plans; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; material acquisitions or divestitures; significant costs from new laws and governmental regulations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. The Company does not assume any obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------
A discussion of market risk exposures is included in Part II, Item 7A,"Quantitative and Qualitative Disclosure about Market Risk", of Eaton's 2002 Annual Report on Form 10-K. There have been no material changes in reported market risk since the inclusion of this discussion in the Company's 2002 Annual Report on Form 10-K referenced above.

Item 4. Controls and Procedures
-------------------------------
Pursuant to SEC Rule 13a-15, an evaluation was performed, under the supervision and with the participation of Eaton's management, including Alexander M. Cutler
- Chairman and Chief Executive Officer and Richard H. Fearon - Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

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







                         PART II - OTHER INFORMATION
                         ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

1. On July 15, 2003, Eaton filed a Current Report on Form 8-K regarding the second quarter 2003 earnings release.

2. On October 14, 2003, Eaton filed a Current Report on Form 8-K regarding the third quarter 2003 earnings release.












































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

                                             Eaton Corporation
                                             ----------------------------
                                             Registrant

Date:  November 12, 2003                     /s/ Richard H. Fearon
                                             ----------------------------
                                             Richard H. Fearon
                                             Executive Vice President -
                                             Chief Financial and Planning
                                             Officer








































Eaton Corporation
Quarterly Report on Form 10-Q
Third Quarter 2003
Exhibit Index

Exhibit
-------
   4 Instruments defining rights of security holders, including indentures (Pursuant to Regulation to S-K Item 601(b)(4), Eaton agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

  12    Ratio of Earnings to Fixed Charges

31.1 Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302)

31.2 Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302)

32.1 Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906)

32.2 Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906)
































Exhibit 12

Eaton Corporation
Quarterly Report on Form 10-Q
Third Quarter 2003
Ratio of Earnings to Fixed Charges

                               Nine months
                                 ended         Year ended December 31
                                Sept. 30,  --------------------------------
                                  2003     2002   2001   2000    1999  1998
                                  ----     ----   ----   ----    ----  ----
Income from continuing
operations before income taxes    $363     $399   $278   $552  $  943  $616

Adjustments
-----------
Minority interests in
  consolidated subsidiaries          9       14      8      8       2    (2)
Income of equity investees          (3)      (1)     -     (1)     (1)   (1)
Interest expensed                   73      110    149    182     159    93
Amortization of debt issue
  costs                              1        2      1      1       -     -
Estimated portion of rent
  expense representing
  interest                          25       34     38     39      36    28
Amortization of capitalized
  interest                          10       13     13     10       8     7
Distributed income of equity
  investees                          -        -      -      1       -     1
                                  ----     ----   ----   ----  ------  ----
Adjusted income from continuing
operations before income taxes    $478     $571   $487   $792  $1,147  $742
                                  ====     ====   ====   ====  ======  ====
Fixed charges
-------------
Interest expensed                 $ 73     $110   $149   $182  $  159  $ 93
Interest capitalized                 5        8     12     22      21    16
Amortization of debt issue costs     1        2      1      1       -     -
Estimated portion of rent
  expense representing interest     25       34     38     39      36    28
                                  ----     ----   ----   ----  ------  ----
Total fixed charges               $104     $154   $200   $244  $  216  $137
                                  ====     ====   ====   ====  ======  ====
Ratio of earnings to fixed
charges                           4.60     3.71   2.44   3.25    5.31  5.42

Income from continuing operations before income taxes for years before 2002 include amortization expense related to goodwill and other intangible assets. Upon adoption of SFAS No. 142 on January 1, 2002 Eaton ceased amortization of goodwill and indefinite life intangible assets.






Exhibit 31.1

Eaton Corporation
Quarterly Report on Form 10-Q
Third Quarter 2003
Certification

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


Date:  November 12, 2003              /s/ Alexander M. Cutler
                                      ------------------------------------
                                      Alexander M. Cutler
                                      Chairman and Chief Executive Officer




















































Exhibit 31.2

Eaton Corporation
Quarterly Report on Form 10-Q
Third Quarter 2003
Certification

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


Date:  November 12, 2003               /s/ Richard H. Fearon
                                       ------------------------------------
                                       Richard H. Fearon
                                       Executive Vice President -
                                       Chief Financial and Planning Officer



















































Exhibit 32.1

Eaton Corporation
Quarterly Report on Form 10-Q
Third Quarter 2003
Certification

This written statement is submitted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002. It accompanies Eaton Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 ("10-Q Report").

I hereby certify that, based on my knowledge, the 10-Q Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C 78m), and information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Eaton Corporation and its consolidated subsidiaries.

Date:  November 12, 2003              /s/ Alexander M. Cutler
                                      ------------------------------------
                                      Alexander M. Cutler
                                      Chairman and Chief Executive Officer


A signed original of this written statement required by Section 906 has been provided to Eaton Corporation and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.































Exhibit 32.2

Eaton Corporation
Quarterly Report on Form 10-Q
Third Quarter 2003
Certification

This written statement is submitted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002. It accompanies Eaton Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 ("10-Q Report").

I hereby certify that, based on my knowledge, the 10-Q Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C 78m), and information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Eaton Corporation and its consolidated subsidiaries.

Date:  November 12, 2003               /s/ Richard H. Fearon
                                       ------------------------------------
                                       Richard H. Fearon
                                       Executive Vice President -
                                       Chief Financial and Planning Officer


A signed original of this written statement required by Section 906 has been provided to Eaton Corporation and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.