Form 10-K
period 2003-12-31
EATON CORP
filed 2004-03-12
CIK 31277

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
                                    ---------

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the year ended December 31, 2003

Commission file number 1-1396

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
Common Shares ($.50 par value)                The New York Stock Exchange
                                              The Chicago Stock Exchange
                                              The Pacific Exchange

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2003 was $5.9 billion.

As of January 31, 2004, there were 153,956,284 Common Shares outstanding (restated to give effect to the two-for-one stock split effective February 23, 2004).

                       Documents Incorporated By Reference

Portions of the Proxy Statement for the 2004 annual shareholders' meeting are incorporated by reference into Part III.

                                     Part I

Item 1.  Business
-----------------

Eaton Corporation (Eaton or Company) is a global diversified industrial manufacturer with 2003 sales of $8.1 billion. Eaton was incorporated in Ohio in 1916, as a successor to a New Jersey company incorporated in 1911. The Company is a leader in the design and manufacture of fluid power systems; electrical power quality, distribution and control; automotive engine air management and powertrain controls for fuel economy; and intelligent drivetrain systems for fuel economy and safety in trucks. Headquartered in Cleveland, Ohio, Eaton had 51,000 employees at year-end 2003 and sells products in more than 100 countries. More information regarding the Company is available at http://www.eaton.com.

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

In light of strong results for 2003 and growing momentum in many of its markets, Eaton took the following actions on January 21, 2004:

- The Company's Common Shares were split two-for-one effective February 23, 2004. Accordingly, all per share amounts, average shares outstanding, shares outstanding and stock option information have been adjusted retroactively to reflect the stock split.

- The quarterly dividend on the Common Shares was increased by 12.5%, from $.24 per share to $.27 per share (after adjustment for the stock split)

- Cash of $75 million was contributed to the Company's qualified pension plans in the United States

- A plan was initiated to repurchase 4.2 million Common Shares to offset the shares issued during 2003 from the exercise of stock options. In addition, the Company now intends, depending upon circumstances, to purchase additional shares to help offset dilution resulting from shares issued as a result of stock options exercised over the course of 2004.

On January 31, 2003, the electrical business of Delta plc was acquired for approximately $215. The Delta business has operations in Europe and in the Asia/Pacific area and had sales of $326 in 2002. The business' major electrical brands include MEM(R), Holec(TM), Bill(TM), Home Automation(TM), Elek(TM) and Tabula(TM). Also in January 2003, the power systems business of Commonwealth Sprague Capacitor Inc. was purchased for $6, which was equal to its annual sales.

In August 2003, a joint venture was formed with Caterpillar Inc. to provide switchgear products under the Cat(R) brand name. The joint venture operates under the name Intelligent Switchgear Organization LLC and is 51% owned by Eaton. Eaton's investment in the joint venture was approximately $30.

In third quarter 2003, Eaton announced that it, together with Shaanxi Fast Gear Co., Ltd. and Xiang Torch Investment Co., Ltd., signed an agreement to form a joint venture in Xi'an, China to produce heavy-duty truck transmissions for the growing Chinese market. Eaton will have 55% ownership of the venture, which will be called Eaton Fast Gear (Xi'an) Co., Ltd.

Regulatory approval was obtained on January 4, 2004 and production is expected to begin in fourth quarter 2004.

Business Segment Information
----------------------------

Information regarding principal products, net sales, operating profit and assets by business segment and geographic region is presented in "Business Segment & Geographic Region Information" on pages F-33 through F-37 of this report. Additional information regarding Eaton's segments and business in general is presented below.

Fluid Power
-----------

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 13% of this segment's net sales in 2003 were made to three manufacturers of vehicles in the United States and Europe. Two of these customers are also significant customers of the Automotive segment.

Electrical
----------

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton occupies a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 14% of this segment's net sales in 2003 were made to one customer located in the United States, which is not a significant customer of any other segment.

Automotive
----------

Seasonal Fluctuations - Sales of the Automotive segment historically are lower in the third quarter than in other quarters during the year as a result of the normal seasonal pattern of automotive industry production.

Competition - Principal methods of competition in this segment are price, service and product performance. Eaton occupies a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 56% of this segment's net sales in 2003 were made to divisions and subsidiaries of five large original equipment manufacturers of vehicles and one automotive component supplier. All of these customers are concentrated in North America and Europe. Eaton has been conducting business with each of these companies for many years. Sales to these companies include a number of different products and different models or types of the same product. With respect to many of the products sold, various divisions and subsidiaries of each of the companies are in the nature of separate customers, and sales to one division or subsidiary are not dependent upon sales to other divisions or subsidiaries. Two of these customers are also significant customers of the Truck segment, while two other customers are also significant customers of the Fluid Power Segment.

Truck
-----

Competition - Principal methods of competition in this segment are price, service and product performance. Eaton occupies a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Significant Customers - Approximately 67% of this segment's net sales in 2003 were made to divisions and subsidiaries of five original equipment manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles, concentrated in North America, Europe and Latin America. Two of these customers are also significant customers of the Automotive segment.

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

Patents and Trademarks - Eaton views its name and mark as significant to its business as a whole.

Eaton's products are marketed with a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. However, based on the broad scope of Eaton's product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operation or financial position of Eaton or its business segments. Eaton's policy is to file applications and obtain patents for its new products including product modifications and improvements. While U.S. patents generally expire 20 years after the patent application filing date, new patents are issued to Eaton on a regular basis.

Order Backlog - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of cars, trucks and off-highway vehicles are historically subject to month-to-month releases by customers during each model year, such orders are not considered firm. In measuring backlog of orders, the Company includes only the amount of such orders released by such customers as of the dates listed. Using this criterion, total backlog at December 31, 2003 and 2002 was approximately $1.3 billion and $1.2 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development - Research and development expenses for new products and improvement of existing products in 2003, 2002 and 2001 (in millions) were $223, $203 and $228, respectively. Over the past five years, the Company has invested approximately $1.2 billion in research and development.

Protection of the Environment - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify certain processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2004 and 2005. Information regarding the Company's liabilities related to environmental matters is presented in "Protection of the Environment" on pages F-24 and F-25 of this report.

Foreign Operations - Eaton's foreign operations are subject to a variety of risks that may affect such operations, including, among other things:

- Currency fluctuations and devaluations,

- Changes in local economic conditions, and

- Exchange controls and currency restrictions.

While the impact of these risks is difficult to predict, any one or more of them could adversely affect the Company's operations in the future.

Item 2.  Properties
-------------------

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 178 locations in 27 countries, including 28 light-manufacturing and fabrication facilities. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the manufacturing facilities are adequate for operations, and such facilities are maintained in good condition.

Item 3.  Legal Proceedings
--------------------------

Information regarding the Company's legal proceedings is presented in "Protection of the Environment" and "Contingencies" on pages F-24 and F-25 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Executive Officers of the Registrant - Information regarding executive officers of the Company is presented in Item 10 of this Form 10-K.

                                     Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
------------------------------------------------------------------------------

The Company's Common Shares are listed for trading on the New York, Chicago and Pacific stock exchanges. Information regarding cash dividends paid and the high and low market price per Common Share for each quarter in 2003 and 2002 is presented in "Quarterly Data" on page F-57 of this report. At December 31, 2003, there were 10,107 holders of record of the Company's Common Shares. Additionally, 22,347 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP) and Eaton Personal Investment Plan
(EPIP).

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K.

Item 6.  Selected Financial Data
--------------------------------

Information regarding selected financial data is presented in the "Eight-Year Consolidated Financial Summary" on pages F-58 and F-59 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

"Management's Discussion & Analysis of Financial Condition and Results of Operations" is presented on pages F-38 through F-56 of this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

Information regarding market risk is presented in "Market Risk Disclosure & Contractual Obligations" on pages F-50 and F-51 of this report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The report of independent auditors, consolidated financial statements, and notes to consolidated financial statements are presented on pages F-1 through F-37 of this report.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

None.

Item 9A.  Controls and Procedures
---------------------------------

Pursuant to SEC Rule 13a-15, an evaluation was performed, under the supervision and with the participation of Eaton's management, including Alexander M. Cutler
- Chairman and Chief Executive Officer and Richard H. Fearon - Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

A listing of Eaton's officers, their ages, positions and offices held over the past five years, as of January 31, 2004, follows:

Name                  Age          Position (Date elected to position)
----                  ---          -----------------------------------
Alexander M. Cutler    52          Chairman and Chief Executive Officer; President
                                    (August 1, 2000 - present)
                                   President and Chief Operating Officer
                                    (September 1, 1995 - July 31, 2000)
                                   Director (1993 - present)

Richard H. Fearon      47          Executive Vice President - Chief Financial and
                                     Planning Officer (April 24, 2002 - Present)
                                   Partner, Willow Place Partners LLC (2001 - 2002)
                                   Senior Vice President - Corporate Development,
                                     Transamerica Corporation (1997 - 2000)

Craig Arnold           43          Senior Vice President and Group Executive - Fluid
                                     Power (October 25, 2000 - present)
                                   Corporate Vice President of General Electric and
                                     President of GE Lighting Services Ltd.
                                    (1999 - 2000)
                                   Corporate Vice President and President of GE
                                     Plastics, Greater China (1998 - 1999)

Stephen M. Buente      53          Senior Vice President and Group Executive  -
                                     Automotive (August 21, 2000 - present)
                                   Operations Vice President - Automotive Controls
                                    (1999 - 2000)
                                   Operations Vice President - Engine Components
                                    (1995 - 1999)

Randy W. Carson        53          Senior Vice President and Group Executive  -
                                     Electrical (January 1, 2000 - present)
                                   Vice President - Growth Initiatives (1999)

James E. Sweetnam      51          Senior Vice President and Group Executive  -
                                     Truck (July 1, 2001 - present)
                                   Vice President - Heavy-Duty Transmission, Clutch
                                     and Aftermarket (2000 - 2001)
                                   Vice President and General Manager - Heavy-Duty
                                     Transmission Division (1997 - 1999)

Kristen M. Bihary      50          Vice President - Communications
                                    (July 28, 1999 - present)
                                   Vice President - External Affairs, Internal and
                                     Marketing Communications at Shell Chemical
                                     Company (1998 - 1999)

Susan J. Cook          56          Vice President - Human Resources
                                    (January 16, 1995 - present)

Earl R. Franklin       60          Vice President and Secretary
                                    (April 24, 2002 - present)
                                   Secretary and Associate General Counsel
                                    (September 1, 1991 - April 23, 2002)


Thomas S. Gross        49          Vice President -- Eaton Business System
                                    (July 23, 2003 - present)
                                   Group Executive, Motion Control, Danaher Corp.
                                    (2000 - 2002)
                                   Group Executive, Electronic Test and Measurement,
                                     Danaher Corp.
                                    (1999 - 2000)
                                   President and CEO, Xycom Inc.
                                    (1997 - 1999)

J.Robert Horst         60          Vice President and General Counsel
                                    (January 1, 2000 - present)
                                   Deputy General Counsel (1998 - 1999)

John S. Mitchell       47          Vice President - Taxes
                                    (November 22, 1999 - present)
                                   Vice President - Taxes at The Limited, Inc.
                                    (1997 - 1999)

Robert E. Parmenter    51          Vice President and Treasurer
                                    (January 1, 1997 - present)

Billie K. Rawot        52          Vice President and Controller
                                    (March 1, 1991 - present)

Robert L. Sell         53          Vice President - Chief Information Officer
                                    (August 11, 2003 - present)
                                   Senior Vice President, Chief Information Officer,
                                     Moore Wallace Incorporated
                                    (2002 - 2003)
                                   Vice President, Chief Information Officer,
                                     Brunswick Corporation
                                    (1999 - 2001)

Ken D. Semelsberger    42          Vice President - Strategic Planning
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

Information required with respect to the Directors of the Company is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed on or about March 15, 2004, and is incorporated by reference.

Eaton has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Victor A. Pelson (chairman), Deborah L. McCoy, John R. Miller and Kiran M. Patel. The Board of Directors of Eaton has determined that John R. Miller and Kiran M. Patel are audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

The Company has adopted a Code of Ethics, which applies to the Directors, officers (including its Chairman and Chief Executive Officer, Executive Vice President--Chief Financial and Planning Officer and Vice President and Controller) and employees worldwide. The Code of Ethics is included as an exhibit in the Company's definitive Proxy Statement to be filed on or about March 15, 2004, and is incorporated by reference. The Board of Directors has also approved charters for the Board's Audit Committee, Compensation and Organization Committee, Finance Committee and Governance Committee, as well as the Board of Directors Governance Policies. These documents are available on the Company's website at http://www.eaton.com. Printed copies are also available free of charge upon request. Requests for printed copies should be directed to the Company's Investor Relations Office, Eaton Corporation, 1111 Superior Avenue, Cleveland 44114-2584.

Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed on or about March 15, 2004, and is incorporated by reference.

Item 11.  Executive Compensation
--------------------------------

Information required with respect to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed on or about March 15, 2004, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
----------------------------------------------------------------------------

Information required with respect to security ownership of certain beneficial owners is set forth under the caption "Ownership of Outstanding Voting Shares" in the Company's definitive Proxy Statement to be filed on or about March 15, 2004, and is incorporated by reference.

Information required with respect to management and equity compensation plans is set forth under the caption "Equity Compensation Plans" in the Company's definitive Proxy Statement to be filed on or about March 15, 2004, and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

None required to be reported.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

Information required with respect to principal accountant fees and services is set forth under the caption "Audit Committee Report" in the Company's definitive Proxy Statement to be filed on or about March 15, 2004, and is incorporated by reference.

                                Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) (1) The report of independent auditors, consolidated financial statements and notes to consolidated financial statements, included in
        Item 8 above, are filed as a separate section of this report:

        Report of Independent Auditors - Page F-1

        Statements of Consolidated Income - Years ended December 31, 2003, 2002 and 2001 - Page F-2

        Consolidated Balance Sheets - December 31, 2003 and 2002 - Pages F-3 and F-4

        Statements of Consolidated Cash Flows - Years ended December 31, 2003 2002 and 2001 - Pages F-5 and F-6

        Statements of Consolidated Shareholders' Equity - Years ended December 31, 2003, 2002 and 2001 -Pages F-7 and F-8

        Notes to Consolidated Financial Statements - Pages F-9 through F-37

    (2) All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3) Exhibits

        3(a) Amended Articles of Incorporation (amended and restated as of April 27, 1994) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

        3(b)     Amended Regulations (amended and restated as of April 26,
                 2000) - Incorporated by reference to the Form 10-Q for the six months ended June 30, 2000

        4(a) Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

        4(b) Rights Agreement (Dated as of June 28, 1995) - Incorporated by reference to Registration Statement 333-74355 filed on March 12, 1999

        10 Material contracts - Each of the following is either a management contract or a compensatory plan or arrangement:

                 (a) Deferred Incentive Compensation Plan (amended and restated as of March 31, 2000) - Incorporated by reference to the Form 10-K for the year ended December 31, 2000

                 (b) Executive Strategic Incentive Plan I (Amended and Restated as of January 1, 2001) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                 (c) Group Replacement Insurance Plan (GRIP), effective as of June 1, 1992 - Incorporated by reference to the Form 10-K for the year ended December 31, 1992

                  (d) 1991 Stock Option Plan - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (e) 1995 Stock Plan - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (f) Incentive Compensation Deferral Plan (amended and restated as of October 1, 1997) - Incorporated by reference to the Form 10-K for the year ended December 31, 2000

                  (g) Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (h) Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (i) Limited Eaton Service Supplemental Retirement Income Plan(amended and restated as of January 1, 2003) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (j) Supplemental Benefits Plan (amended and restated as of January 1, 1989) (which provides supplemental retirement benefits) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (k) Excess Benefits Plan (Amended and Restated Effective January 1, 1989) (with respect to Section 415 limitations of the Internal Revenue Code) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (l) Executive Incentive Compensation Plan (Effective as of January 1, 2003) - Filed in conjunction with this Form 10-K

                  (m) Plan for the Deferred Payment of Directors' Fees (Originally adopted in 1985 and amended effective as of September 24, 1996 and January 28, 1998) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (n) Plan for the Deferred Payment of Directors' Fees (Originally adopted in 1980 and amended and restated in 1989 and 1996) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (o) 1996 Non-Employee Director Fee Deferral Plan (amended and restated as of October 22, 2002) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (p) Trust Agreement - Outside Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (q) Trust Agreement - Officers and Employees (dated December 6,1996) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (r) 1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

                  (s) 2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

                  (t) Executive Strategic Incentive Plan II (Effective as of January 1, 2001) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (u)      Vehicle Allowance Program (Effective as of January 1,
                           2003) - Filed in conjunction with this Form 10-K

         12 Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K

         14 Code of Ethics - Incorporated by reference to the definitive Proxy Statement to be filed on or about March 15, 2004

         21 Subsidiaries of Eaton Corporation - Filed in conjunction with this Form 10-K

         23 Consent of Independent Auditors - Filed in conjunction with this Form 10-K

         24       Power of Attorney - Filed in conjunction with this Form 10-K

         31.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K

         31.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K

         32.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K

         32.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K

(b)      Reports on Form 8-K

On October 14, 2003, the Company filed a Current Report on Form 8-K regarding the third quarter 2003 earnings release.

On January 21, 2004, the Company filed a Current Report on Form 8-K regarding the fourth quarter 2003 earnings release.

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

                                         Eaton Corporation
                                         -----------------
                                         Registrant

Date:  March 12, 2004                    /s/ Richard H. Fearon
                                         ------------------------------------
                                         Richard H. Fearon
                                         Executive Vice President -
                                         Chief Financial and Planning Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 12, 2004

Signature                  Title
---------                  -----
  *
-------------------
Alexander M. Cutler        Chairman and Chief Executive Officer;
                           President Director

  *
---------------
Billie K. Rawot            Vice President and Controller;
                           Principal Accounting Officer

  *
-------------------
Michael J. Critelli        Director

  *
-----------------
Ned C. Lautenbach          Director

  *
--------------
John R. Miller             Director

  *
--------------
Kiran M. Patel             Director

  *
--------------
Gary L. Tooker             Director


-----------
Ernie Green                Director

  *
----------------
Deborah L. McCoy           Director

  *
---------------
Gregory R. Page            Director

  *
----------------
Victor A. Pelson           Director

*By    /s/ Richard H. Fearon
       --------------------------------------
       Richard H. Fearon, Attorney-in-Fact
       for the officers and directors signing
       in the capacities indicated

Report Of Independent Auditors
------------------------------

To the Board of Directors & Shareholders
Eaton Corporation

We have audited the accompanying consolidated balance sheets of Eaton Corporation as of December 31, 2003 and 2002, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in "Goodwill & Other Intangible Assets" in the Notes to Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

                                        /s/ Ernst & Young LLP
                                        ---------------------

Cleveland, Ohio

January 20, 2004, except for the note titled
"Two-For-One Stock Split", as to
which the date is February 23, 2004

Eaton Corporation
Statements of Consolidated Income

                                                  Year ended December 31
                                                 ------------------------
(Millions except for per share data)               2003     2002     2001
                                                   ----     ----     ----
Net sales                                        $8,061   $7,209   $7,299

Cost of products sold                             5,897    5,272    5,503
Selling & administrative expense                  1,351    1,217    1,220
Research & development expense                      223      203      228
Interest expense-net                                 87      104      142
Gains on sales of businesses                                 (18)     (61)
Other (income) expense-net                           (5)      32      (11)
                                                 ------   ------   ------
Income before income taxes                          508      399      278
Income taxes                                        122      118      109
                                                 ------   ------   ------
Net income                                       $  386   $  281   $  169
                                                 ======   ======   ======

Net income per Common Share assuming dilution    $ 2.56   $ 1.96   $ 1.20
Average number of Common Shares outstanding       150.5    143.4    141.0

Net income per Common Share basic                $ 2.61   $ 1.99   $ 1.22
Average number of Common Shares outstanding       147.9    141.2    138.8

Cash dividends paid per Common Share             $  .92   $  .88   $  .88

Net income per Common Share, average number of Common Shares outstanding and cash dividends paid per Common Share have been restated to give effect to the two-for-one stock split effective February 23, 2004.

The notes on pages F-9 to F-37 are an integral part of the consolidated financial statements.

Eaton Corporation
Consolidated Balance Sheets

                                                      December 31
                                                     -------------
(Millions of dollars)                                2003     2002
                                                     ----     ----
ASSETS
Current assets
--------------
Cash                                               $   61   $   75
Short-term investments                                804      353
Accounts receivable                                 1,190    1,032
Inventories                                           721      698
Deferred income taxes                                 192      181
Other current assets                                  125      118
                                                   ------   ------
                                                    3,093    2,457
                                                   ------   ------
Property, plant & equipment
  Land & buildings                                    897      790
  Machinery & equipment                             3,326    3,044
                                                   ------   ------
                                                    4,223    3,834
  Accumulated depreciation                         (2,147)  (1,879)
                                                   ------   ------
                                                    2,076    1,955
Goodwill                                            2,095    1,910
Other intangible assets                               541      510
Deferred income taxes & other assets                  418      306
                                                   ------   ------
                                                   $8,223   $7,138
                                                   ======   ======
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
-------------------
Short-term debt                                    $   45   $   47
Current portion of long-term debt                     257      154
Accounts payable                                      526      488
Accrued compensation                                  204      199
Accrued income & other taxes                          298      225
Other current liabilities                             796      621
                                                   ------   ------
                                                    2,126    1,734
                                                   ------   ------

Long-term debt                                      1,651    1,887
Postretirement benefits other than pensions           636      652
Pensions & other liabilities                          693      563

Shareholders' equity
  Common Shares (153.0 million outstanding
    in 2003 and 141.2 million in 2002)                 76       70
  Capital in excess of par value                    1,856    1,413
  Retained earnings                                 1,816    1,568
  Accumulated other comprehensive income (loss)      (585)    (699)
  Deferred compensation plans                         (46)     (50)
                                                   ------   ------
                                                    3,117    2,302
                                                   ------   ------
                                                   $8,223   $7,138
                                                   ======   ======

The number of Common Shares outstanding have been restated to give effect to the two-for-one stock split effective February 23, 2004.

The notes on pages F-9 to F-37 are an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Cash Flows

                                                      Year ended December 31
                                                      ----------------------
(Millions)                                             2003    2002    2001
                                                       ----    ----    ----
Net cash provided by operating activities
-----------------------------------------
Net income                                            $ 386   $ 281   $ 169
Adjustments to reconcile to net cash
  provided by operating activities
    Depreciation & amortization                         373     353     355
    Amortization of goodwill & other
      intangible assets                                  21      23      94
    Deferred income taxes                               (54)    (51)     58
    Pensions                                             34      (4)    (84)
    Other long-term liabilities                          42      (1)     30
    Gains on sales of businesses                                (18)    (61)
    Other non-cash items in income                       (4)     22       2
    Changes in working capital, excluding
      acquisitions & sales of businesses
        Accounts receivable                             (51)     59      98
        Inventories                                      79      13     149
        Accounts payable                                (41)     41      64
        Accrued income & other taxes                     35     101      75
        Other current liabilities                        32     (14)   (129)
        Other working capital accounts                  (12)     47     (53)
    Other-net                                            34      48      (2)
                                                      -----   -----   -----
                                                        874     900     765
                                                      -----   -----   -----
Net cash used in investing activities
-------------------------------------
Expenditures for property, plant & equipment           (273)   (228)   (295)
Acquisitions of businesses, less cash acquired         (252)   (153)    (35)
Sales of businesses                                       7      96     403
Purchases of short-term investments                    (436)   (135)   (154)
Other-net                                               (15)      5      22
                                                      -----    ----   -----
                                                       (969)   (415)    (59)
                                                      -----    -----  -----
Net cash provided by (used in) financing activities
---------------------------------------------------
Borrowings with original maturities
  of more than three months
    Proceeds                                             11     419   1,481
    Payments                                           (166)   (635) (1,419)
Borrowings with original maturities
  of less than three months-net                         (39)   (228)   (643)
Cash dividends paid                                    (134)   (123)   (120)
Proceeds from exercise of employee stock options        113      45      37
Sale (purchase) of Common Shares                        296             (12)
                                                      -----   -----   -----
                                                         81    (522)   (676)
                                                      -----   -----   -----
Total (decrease) increase in cash                       (14)    (37)     30
Cash at beginning of year                                75     112      82
                                                      -----   -----   -----
Cash at end of year                                   $  61   $  75   $ 112
                                                      =====   =====   =====

The notes on pages F-9 to F-37 are an integral part of the consolidated financial statements.

Eaton Corporation
Statements of Consolidated Shareholders' Equity

                                                                            Accumulated                Total
                                     Common Shares   Capital in                other      Deferred     share-
                                    ---------------  excess of   Retained  comprehensive  compensa-   holders'
(Millions)                          Shares  Dollars  par value   earnings  income (loss)  tion plans   equity
                                    ------  -------  ---------   --------  -------------  ----------  --------
Balance at January 1, 2001          136.6     $68      $1,266     $1,376       $(267)        $(33)     $2,410
Net income                                                           169                                  169
Other comprehensive income (loss)                                                (32)                     (32)
                                                                                                       ------
Total comprehensive income                                                                                137
Cash dividends paid                                                 (120)                                (120)
Issuance of shares under
  employee benefit plans,
  including tax benefit               2.2       2          64         (3)                      (1)         62
Issuance of shares to trust            .6                  22                                 (22)          0
Purchase of shares                    (.4)                 (4)        (8)                                 (12)
Other-net                                                             (2)                                  (2)
                                    -----     ---      ------     ------       -----         ----      ------
Balance at December 31, 2001        139.0      70       1,348      1,412        (299)         (56)      2,475
Net income                                                           281                                  281
Other comprehensive income (loss)                                               (400)                    (400)
                                                                                                       ------
Total comprehensive loss                                                                                 (119)
Cash dividends paid                                                 (123)                                (123)
Issuance of shares under
  employee benefit plans,
  including tax benefit               2.0      (a)         61         (2)                       8          67
Issuance of shares to trust            .2                   5                                  (5)          0
Other-net                                                  (1)                                  3           2
                                    -----     ---      ------     ------       -----         ----      ------
Balance at December 31, 2002        141.2      70       1,413      1,568        (699)         (50)      2,302
Net income                                                           386                                  386
Other comprehensive income (loss)                                                114                      114
                                                                                                       ------
Total comprehensive income                                                                                500
Cash dividends paid                                                 (134)                                (134)
Issuance of shares under
  employee benefit plans,
  including tax benefit               4.2       2         141         (2)                       5         146
Issuance of shares to trust            .1                   3                                  (3)          0
Sale of Common Shares                 7.4       4         294         (2)                                 296
Other-net                              .1                   5                                   2           7
                                    -----     ---      ------     ------       -----         ----      ------
Balance at December 31, 2003        153.0     $76      $1,856     $1,816       $(585)        $(46)     $3,117
                                    =====     ===      ======     ======       =====         ====      ======

(a) Balance less than $1.

The number of Common Shares outstanding have been restated to give effect to the two-for-one stock split effective February 23, 2004.

The notes on pages F-9 to F-37 are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Dollars in millions, except per share data (per share data assume dilution)

TWO-FOR-ONE STOCK SPLIT
-----------------------

On January 21, 2004, the Board of Directors of Eaton announced a two-for-one split of the Company's Common Shares effective in the form of a 100% stock dividend. The date of record for the stock split was February 9, 2004, and it was distributed on February 23, 2004. Accordingly, all per share amounts, average shares outstanding, shares outstanding and stock option information have been adjusted retroactively to reflect the stock split.

ACCOUNTING POLICIES
-------------------

Consolidation & Basis of Presentation
-------------------------------------

The consolidated financial statements include accounts of Eaton and all subsidiaries and other controlled entities. The equity method of accounting is used for investments in associate companies where the Company has a 20% to 50% ownership interest. These associate companies are not material either individually, or in the aggregate, to Eaton's financial position, results of operations or cash flows.

In fourth quarter 2003, Eaton adopted Financial Accounting Standards Board Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities". The adoption of FIN No. 46 had no effect on the Company's financial statements. Eaton does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons known as "special purpose entities" (SPEs). In the ordinary course of business, the Company leases certain real properties and equipment, as described in "Lease Commitments" below. Transactions with related parties are in the ordinary course of business, are conducted on an arm's-length basis, and are not material to Eaton's financial position, results of operations or cash flows.

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

Depreciation & Amortization
---------------------------

Depreciation and amortization are computed by the straight-line method for financial statement purposes. Cost of buildings is depreciated over 40 years and machinery and equipment over principally three to 10 years. Intangible assets subject to amortization, primarily consisting of patents, tradenames and distribution networks, are amortized over a range of five to 30 years. Software is amortized over a range of three to five years.

Long-lived assets, except goodwill and indefinite life intangible assets as described below, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

Goodwill & Indefinite Life Intangible Assets
--------------------------------------------

Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Upon adoption, the Company ceased the amortization of goodwill and indefinite life intangible assets recorded in connection with current and previous business acquisitions. Indefinite life intangible assets primarily consist of trademarks. The Company completed the annual impairment tests for goodwill and indefinite life intangible assets in 2003 and 2002. These tests confirmed that the fair value of the Company's reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized upon adoption of SFAS No. 142 or for the years ended December 31, 2002 and 2003.

Financial Instruments
---------------------

In the normal course of business, Eaton is exposed to fluctuations in interest rates, foreign currency exchange rates, and commodity prices. The Company uses various financial instruments, primarily foreign currency forward exchange contracts, interest rate swaps and commodity futures contracts, to manage exposure to price fluctuations.

Financial instruments used by Eaton are straightforward, non-leveraged instruments for which quoted market prices are readily available from a number of independent sources. Such financial instruments are not bought and sold solely for trading purposes, except for nominal amounts authorized under limited, controlled circumstances, which resulted in immaterial net gains in 2002 and 2001 and an immaterial net loss in 2003. The risk of credit loss is deemed to be remote, because the counterparties to these instruments are major international financial institutions with strong credit ratings and because of the Company's control over the size of positions entered into with any one counterparty.

All derivative financial instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Accounting for the gain or loss resulting from the change in the financial instrument's fair value depends on whether it has been designated, and is effective, as a hedge and, if so, on the nature of the hedging activity. Financial instruments can be designated 1) as hedges of changes in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability, 2) as hedges of variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability, or 3) as hedges of foreign currency exposure from a net investment in one of the Company's foreign operations. Gains and losses related to a hedge are either 1) recognized in income immediately to offset the gain or loss on the hedged item or 2) deferred and reported as a component of Other comprehensive income (loss) in Shareholders' equity and subsequently recognized in net income when the hedged item affects net income. The ineffective portion of the change in fair value of a financial instrument is recognized in income immediately.

The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in net income.

Warranty Expenses
-----------------

Estimated product warranty expenses are accrued in Cost of products sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on historical warranty claim experience and specific customer contracts. Warranty expenses include accruals for basic warranties for products sold, as well as accruals for product recalls and other related events when they are known and estimable.

Stock Options Granted to Employees & Directors
----------------------------------------------

Stock options granted to employees and directors to purchase Common Shares are accounted for using the intrinsic-value-based method. Under this method, no compensation expense is recognized on the grant date, since on that date the option price equals the market price of the underlying shares.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition when a company voluntarily changes to the fair-value-based method of recognizing expense in the income statement for stock-based employee compensation, including stock options granted to employees and directors. As allowed by SFAS No. 123, Eaton has adopted the Statement's disclosure-only provisions and does not recognize expense for stock options granted to employees and directors. If the Company accounted for stock options under the fair-value-based method of expense recognition in SFAS No. 123, net income per Common Share would have been reduced by $.08 in 2003, $.10 in 2002 and $.11 in 2001, as described further in "Shareholders' Equity" below.

Revenue Recognition
-------------------

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

ACQUISITIONS OF BUSINESSES
--------------------------

Eaton acquired businesses and formed joint ventures for a combined net cash purchase price of $252 in 2003, $153 in 2002 and $35 in 2001. All acquisitions were accounted for by the purchase method of accounting and, accordingly, the Statements of Consolidated Income include the results of the acquired businesses from the effective dates of acquisition.

On January 31, 2003, the electrical business of Delta plc was acquired for approximately $215. The Delta business has operations in Europe and in the Asia/Pacific area and had sales of $326 in 2002. The business' major electrical brands include MEM(R), Holec(TM), Bill(TM), Home Automation(TM), Elek(TM) and Tabula(TM). The allocation of the purchase price for this acquisition was substantially complete as of the end of 2003. Also in January 2003, the power systems business of Commonwealth Sprague Capacitor Inc. was purchased for $6, which was equal to its annual sales. In August 2003, a joint venture was formed with Caterpillar Inc. to provide switchgear products under the Cat(R) brand name. The joint venture operates under the name Intelligent Switchgear Organization LLC and is 51% owned by Eaton. Eaton's investment in the joint venture was approximately $30. These businesses are included in the Electrical segment.

In November 2002, the Boston Weatherhead business of Dana Corporation was purchased for $130. This business, which had sales of $211 in 2002, manufactures hose, tubing, and fluid connectors for fluid power systems primarily for industrial distribution, mobile off-highway and heavy-duty truck markets. Also in November 2002, the aerospace circuit breaker business of Mechanical Products Inc., which had sales of $12 in 2001, was purchased for $10. In June 2002, the remaining 40% interest in Jining Eaton Hydraulics Company, Ltd., a hydraulics systems manufacturer located in Jining, China, was acquired. This business manufactures hydraulic pumps and motors for mobile and industrial markets. These businesses are included in the Fluid Power segment.

In March 2001, the remaining 50% interest of Sumitomo Eaton Hydraulics Company (now named Eaton Fluid Power Ltd.), the former joint venture with Sumitomo Heavy Industries Ltd., was acquired. This business manufactures a complete line of hydraulic motors under the Orbit(TM) and Orbitol(TM) brand names, primarily for the Japanese mobile equipment market. This business is included in Fluid Power.

During July 2001, the commercial truck clutch manufacturing assets of Transmisiones TSP, S.A. de C.V. in Mexico were acquired and is included in the Truck segment. In October 2001, the European portion of the vehicle mirror actuator business of Donnelly Corporation, located in Manorhamilton, Ireland, was acquired and is included in the Automotive segment.

SALES OF BUSINESSES
-------------------

Eaton sold businesses, product lines and certain corporate assets for aggregate cash proceeds of $7 in 2003, $96 in 2002 and $403 in 2001.

In July 2002, the Navy Controls business was sold resulting in a pretax gain of $18 ($13 after-tax, or $.09 per Common Share).

Sales of businesses in 2001 included the Vehicle Switch/Electronics Division (VS/ED), the Air Conditioning and Refrigeration business, and certain assets of the Automotive and Truck segments. The sales of these businesses resulted in a net pretax gain of $61 ($22 after-tax, or $.15 per Common Share).

The net gains on the sales of businesses in 2002 and 2001 are reported as a separate line item in the Statements of Consolidated Income and Business Segment Information. The operating results of VS/ED are reported in Business Segment Information as Divested operations.

RESTRUCTURING & OTHER CHARGES
-----------------------------

2003 Charges
------------

In 2003, Eaton incurred restructuring charges related primarily to the integration of the Boston Weatherhead fluid power business acquired in November 2002 and the electrical business of Delta plc acquired in January 2003. In accordance with generally accepted accounting principles, these charges were recorded as restructuring expense as incurred.

Restructuring charges in the Fluid Power segment consisted of $13 for plant consolidations and other expenses and $1 for workforce reductions of 82 employees. The charges recorded primarily related to the closure of facilities in Norwood, North Carolina and Mooresville, North Carolina.

Restructuring charges in the Electrical segment consisted of $20 for plant consolidations, primarily the Ottery St. Mary, United Kingdom plant, and other expenses and $2 of workforce reductions for 145 employees.

2002 Charges
------------

In 2002, Eaton incurred restructuring charges to reduce operating costs across its business segments and certain corporate functions. The charges in 2002 were primarily a continuation of restructuring programs initiated in 2001.

Additional restructuring charges related to past acquisitions were incurred in Fluid Power. The additional acquisition-related charges consisted of $22 of workforce reductions for 841 employees and $4 of asset write-downs and plant consolidation and other expenses. The charges recorded primarily related to the closure of facilities in Glenrothes, Scotland and Livorno, Italy, and for the closure of the Mooresville, North Carolina facility, which was announced in third quarter 2002 and was completed in first quarter 2003.

Restructuring charges of $13 in Electrical consisted primarily of workforce reductions of 449 employees. The workforce reductions, primarily in the sales force, resulted in payments for severance and other employee benefits. Asset write-downs and plant consolidation and other expenses of $3 were also recorded as a result of restructuring actions.

Restructuring charges in the Truck segment consisted of $6 for workforce reductions of 251 employees and $10 for asset write-downs and plant consolidation and other expenses. The charges primarily related to the closure of the heavy-duty transmission plant in Shelbyville, Tennessee due to depressed conditions in the truck industry during 2002 and 2001 and Eaton's efforts to rationalize manufacturing capacity to better manage the cyclical nature of the truck industry.

Restructuring charges related to corporate staff consisted of $3 of workforce reductions for 133 employees. The Company also recorded a corporate charge of $10 representing a contribution to the Eaton Charitable Fund.

2001 Charges
------------

In connection with the acquisitions of businesses in Fluid Power, Eaton incurred acquisition integration costs of $15 for plant consolidation and other expenses and $7 for workforce reductions of 239 personnel.

Restructuring charges in Electrical consisted of $21 for workforce separation costs for the termination of 887 personnel, primarily manufacturing, and $9 for plant consolidation and other expenses.

Restructuring charges in Truck consisted of $35 of workforce reductions for 1,038 employees and $20 of asset write-downs and plant consolidation and other expenses. The workforce reductions consisted of severance and other employee benefits for the elimination of salary positions within the organization and manufacturing personnel at the closed facilities. The Company completed the closure of manufacturing facilities in Hillsville, Virginia, and in Tipton, Gloucester and Aycliffe, United Kingdom, consolidating production to a facility in Gdansk, Poland, as well as completing the closure of the heavy-duty transmission plant in St. Nazaire, France.

Restructuring charges related to corporate staff consisted of $8 for workforce reductions as well as $4 for asset writedowns and other expenses. A corporate charge of $10 related to an arbitration was recorded in second quarter 2001. The arbitration award related to a contractual dispute over supply arrangements initiated in February 1999 against Vickers, Inc. (now named Eaton Hydraulics Inc.), a subsidiary of Aeroquip-Vickers, Inc., which was acquired by Eaton in April 1999.

Summary of Restructuring & Other Charges
----------------------------------------

                                    2003    2002    2001
                                    ----    ----    ----
Fluid Power                        $  14   $  26   $  22
Electrical                            22      16      30
Automotive                                     1
Truck                                         16      55
                                   -----   -----   -----
                                      36      59     107
Corporate restructuring charges        1       3      12
Other corporate charges                       10      10
                                   -----   -----   -----
Pretax charges                     $  37   $  72   $ 129
                                   =====   =====   =====
After-tax charges                  $  24   $  47   $  86
Per Common Share                   $ .16   $ .33   $ .60

The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment or were included in Corporate expense-net, as appropriate. The other corporate charges were included in the Statements of Consolidated Income in Other (income) expense-net and in Business Segment Information the charges were included in Corporate expense-net.

A comparison of restructuring charges and utilization of the various components for 2003, 2002 and 2001 follows:

                         Workforce reductions        Inventory              Plant
                         --------------------      & other asset        consolidation
                         Employees    Dollars        writedowns           & other           Total
                         ---------    -------      -------------        -------------       -----
2001 charges               2,310      $  71           $  20                 $ 28            $ 119
Utilized in 2001          (1,966)       (50)            (20)                 (26)             (96)
                          ------      -----           -----                 ----            -----
Balance remaining at
  December 31, 2001          344         21               0                    2               23
2002 charges               1,994         45               8                    9               62
Utilized in 2002          (1,844)       (55)             (8)                  (6)             (69)
                          ------      -----           -----                 ----            -----
Balance remaining at
  December 31, 2002          494         11               0                    5               16
2003 charges                 227          3               3                   31               37
Utilized in 2003            (700)       (12)             (3)                 (28)             (43)
                          ------      -----           -----                 ----            -----
Balance remaining at
December 31, 2003             21      $   2           $   0                 $  8            $  10
                          ======      =====           =====                 ====            =====

Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective January 1, 2003. SFAS No. 146 addresses the reporting of expenses related to exit and disposal activities, including business restructurings. This Statement does not alter the accounting for exit or disposal activities associated with acquired businesses. Facts and circumstances are evaluated to determine the proper accounting treatment of expenses related to each exit or disposal activity.

GOODWILL & OTHER INTANGIBLE ASSETS
----------------------------------

As discussed in "Accounting Policies" above, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Upon adoption, the Company ceased the amortization of goodwill and indefinite life intangible assets recorded in connection with previous business acquisitions. A reconciliation of net income and net income per Common Share for 2001, as if SFAS No. 142 had been adopted as of the beginning of that year, follows:

                                         2003    2002    2001
                                         ----    ----    ----
Reported net income                     $ 386   $ 281   $ 169
Add back amortization of goodwill
  & indefinite life intangible
  assets, net of income taxes                              63
                                        -----   -----   -----
Adjusted net income                     $ 386   $ 281   $ 232
                                        =====   =====   =====

Reported net income per
  Common Share assuming dilution        $2.56   $1.96   $1.20
Add back amortization of goodwill
& indefinite life intangible
assets, net of income taxes                               .44
                                        -----   -----   -----
Adjusted net income per Common Share    $2.56   $1.96   $1.64
                                        =====   =====   =====

A summary of other intangible assets follows:

                                      2003                       2002
                             ------------------------   ------------------------
                             Historical   Accumulated   Historical   Accumulated
                                cost     amortization      cost     amortization
                             ----------  ------------   ----------  ------------
Intangible assets not
subject to amortization
(primarily trademarks)         $373           $ 24         $333         $ 24
                               ====           ====         ====         ====

Intangible assets subject
to amortization
  Patents                      $205           $ 96         $192         $ 78
  Other                         135             52          153           66
                               ----           ----         ----         ----
                               $340           $148         $345         $144
                               ====           ====         ====         ====

Expense related to intangible assets subject to amortization for 2003 was $21. Estimated annual pretax expense for intangible assets subject to amortization recorded at December 31, 2003 for each of the next five years follows: 2004, $19; 2005, $17; 2006, $16; 2007, $16 and 2008, $15.

DEBT & OTHER FINANCIAL INSTRUMENTS
----------------------------------

Short-term debt of $45 at December 31, 2003 related to lines of credit of subsidiaries outside the United States and was almost exclusively denominated in foreign currencies. These subsidiaries have available short-term lines of credit aggregating $182 from various banks worldwide. The weighted-average interest rate on short-term debt, including commercial paper classified as long-term debt, was 6.3% at December 31, 2003 and 3.9% at December 31, 2002.

A summary of long-term debt, including the current portion, follows:

                                               2003     2002
                                               ----     ----
Variable rate notes due 2003                          $  150
6.95% notes due 2004
  (converted to floating rate by
   interest rate swap)                       $  250      250
1.62% Yen notes due 2006                         47       42
8% debentures due 2006
  ($25 converted to floating rate by
   interest rate swap)                           86       86
8.9% debentures due 2006
  (converted to floating rate by
   interest rate swap)                          100      100
6% Euro 200 million notes due 2007
  (converted to floating rate by
   interest rate swap)                          252      209
5.75% notes due 2012
  ($225 converted to floating rate by
   interest rate swap)                          300      300
8.875% debentures due 2019
  (due 2004 at option of debenture holders)      38       38
8.1% debentures due 2022
  ($50 converted to floating rate by
   interest rate swap)                          100      100
7-5/8% debentures due 2024
  ($55 converted to floating rate by
   interest rate swap)                           66       66
6-1/2% debentures due 2025
  (due 2005 at option of debenture holders)     145      145
7.875% debentures due 2026                       81       81
7.65% debentures due 2029
  ($100 converted to floating rate by
   interest rate swap)                          200      200
6.4% to 7.6% medium-term notes due at
  various dates through 2018
  ($97 converted to floating rate by
   interest rate swap)                          137      138
Commercial paper                                          30
Other                                           106      106
                                             ------   ------
Total long-term debt                          1,908    2,041
Less current portion of long-term debt         (257)    (154)
                                             ------   ------
Long-term debt, excluding current portion    $1,651   $1,887
                                             ======   ======

Eaton has long-term credit facilities of $650, of which $400 expire in April 2005 and $250 in May 2008.

Aggregate mandatory annual maturities of long-term debt for each of the next five years follows: 2004, $257; 2005, $21; 2006, $238; 2007, $305; and 2008, $1.

Interest paid was $105 in 2003, $116 in 2002, and $175 in 2001.

Eaton has entered into interest rate swaps to manage interest rate risk. A summary of these instruments outstanding at December 31, 2003, excluding certain immaterial instruments, follows (currency in millions):

                                              Interest rates(b)
                                              -----------------
Interest              Hedge        Notional                      Floating interest
rate swaps (a)         type         amount      Receive   Pay    rate basis
-----------------   ----------     --------     -------   ---    -------------------
Fixed to floating   Fair value       $250        6.95%    4.9%   6 month LIBOR+3.7%

Fixed to floating   Fair value       $ 25         8.0%    5.8%   6 month LIBOR+4.6%

Fixed to floating   Fair value       $100         8.9%    5.1%   6 month LIBOR+3.9%

Fixed to floating   Fair value  (euro)200         6.0%    2.7%   6 month EURIBOR+.54%

Fixed to floating   Fair value       $225        5.75%    1.8%   6 month LIBOR+.71%

Fixed to floating   Fair value       $ 50         8.1%    3.6%   6 month LIBOR+2.4%

Fixed to floating   Fair value       $ 55       7.625%    3.3%   6 month LIBOR+2.2%

Fixed to floating   Fair value       $100        7.65%    3.8%   6 month LIBOR+2.5%

Fixed to floating   Fair value       $ 97         7.2%    3.7%   6 month LIBOR+2.5%

a The maturity of the swaps correspond with the maturity of the hedged item as noted in the long-term debt table.

b Interest rates are as of year-end 2003.

The carrying values of cash, short-term investments and short-term debt in the consolidated balance sheet approximate their estimated fair values. The estimated fair values of other financial instruments outstanding follow:

                                 2003                          2002
                     --------------------------     ---------------------------
                     Notional  Carrying   Fair      Notional  Carrying    Fair
                      amount    value     value      amount    value      value
                     --------  --------   -----     --------  --------    -----
Long-term debt &
current portion of
long-term debt (a)            $(1,908)   $(2,132)             $(2,041)  $(2,202)

Foreign currency
principal swaps       $   13       (4)        (4)    $   13        (3)       (3)

Commodity contracts       (b)      (b)        (b)        10        (b)       (b)

Foreign currency
forward exchange
contracts                288        3          3        275        (7)       (6)

Interest rate swaps
  Fixed to floating    1,154       42         42        811        59        59
  Floating to fixed                                      13        (3)       (3)

(a) Includes foreign currency denominated debt.

(b) Balance less than $1.

The estimated fair values of financial instruments were principally based on quoted market prices if such prices are available, and where unavailable, fair values were estimated based on comparable contracts, utilizing systems obtained from established, independent providers. The fair value of foreign currency forward exchange contracts, which are primarily related to the Euro, Japanese Yen and Swiss Franc, and foreign currency principal and interest rate swaps which mature during 2004 through 2007, were estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

RETIREMENT BENEFIT PLANS
------------------------

Eaton has defined benefit pension plans and other postretirement benefit plans. Components of plan obligations and assets, and Eaton's recorded assets (liabilities), follow:

                                                             Other
                                                         postretirement
                                    Pension benefits        benefits
                                   ------------------    --------------
                                      2003       2002     2003     2002
                                      ----       ----     ----     ----
Changes in projected
benefit obligation
--------------------
Benefit obligation
  at beginning of year             $(1,996)   $(1,856)   $(878)   $(894)
Service cost                           (93)       (76)     (15)     (15)
Interest cost                         (129)      (126)     (56)     (60)
Actuarial loss                        (119)      (118)     (73)      (3)
Benefits paid                          189        205       97       91
Effect of foreign
  currency translation                 (76)       (43)
Effect of business acquisitions        (66)                 (2)
Other                                  (14)        18      (10)       3
                                   -------    -------    -----    -----
Benefit obligation at end of year   (2,304)    (1,996)    (937)    (878)
                                   -------    -------    -----    -----
Change in plan assets
---------------------
Fair value of plan assets
  at beginning of year               1,480      1,836
Actual return on plan assets           234       (196)
Employer contributions                  45         30       97       92
Benefits paid                         (189)      (205)     (97)     (91)
Effect of foreign
  currency translation                  47         25
Effect of business acquisitions         48
Other                                    5        (10)               (1)
                                    ------     ------    -----    -----
Fair value of plan assets at
end of year                          1,670      1,480        0        0
                                    ------     ------    -----    -----
Benefit obligation in excess
  of plan assets                      (634)      (516)    (937)    (878)
Unrecognized net actuarial loss        894        846      250      186
Unrecognized prior service cost         21         12       13        3
Other                                   11          2        9        9
                                    ------     ------    -----    -----
Net amount recognized               $  292     $  344    $(665)   $(680)
                                    ======     ======    =====    =====

Amounts recognized in the balance sheet consist of:

                                                             Other
                                                         postretirement
                                     Pension benefits       benefits
                                    -----------------    --------------
                                      2003       2002     2003     2002
                                      ----       ----     ----     ----
Prepaid asset                       $   28     $   23
Accrued liability                     (402)      (310)   $(665)   $(680)
Intangible asset                        22         14
Accumulated other
  comprehensive income (loss)          644        617
                                    ------     ------    -----    -----
Net amount recognized               $  292     $  344    $(665)   $(680)
                                    ======     ======    =====    =====

Statement of Financial Accounting Standards No. 87 requires recognition of a minimum liability for those pension plans with accumulated benefit obligations in excess of the fair values of plan assets at the end of the year. Accordingly, in fourth quarter 2002, Eaton recorded a non-cash charge of $586 ($386 after-tax) related to the additional minimum liability for certain underfunded pension plans which reduced Accumulated other comprehensive income (loss) in Shareholders' equity. A similar non-cash charge of $27 ($17 after-tax) was recorded in fourth quarter 2003. Pension funding requirements are not currently affected by the recording of these charges. These charges did not impact net income and will be reversible should the fair value of the pension plans' assets again exceed the accumulated benefit obligation. The total accumulated benefit obligation for all pension plans at December 31, 2003 was $2,052 and at year-end 2002 was $1,777.

Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

                                    2003     2002
                                    ----     ----
Projected benefit obligation      $2,242   $1,946
Accumulated benefit obligation     1,996    1,731
Fair value of plan assets          1,600    1,427

The measurement date for United States pension plans and other postretirement benefit plans, and the majority of non-United States pension plans, is November
30. Assumptions used to determine pension benefit obligations at year-end follow:

                                                  United States &
                                                 non-United States
                                 United States         plans
                                     plans      (weighted-average)
                                 -------------   -----------------
                                  2003    2002      2003    2002
                                  ----    ----      ----    ----
Discount rate                    6.25%   6.75%     6.11%   6.53%
Rate of compensation increase    3.50%   3.75%     3.60%   3.73%

United States pension plans represent 72% and 76% of the benefit obligation in 2003 and 2002, respectively.

The components of pension benefit income (cost) follow:

                                   2003     2002     2001
                                   ----     ----     ----
Service cost                      $ (93)   $ (76)   $ (61)
Interest cost                      (129)    (126)    (124)
Expected return on plan assets      181      213      213
Other                                (7)      (8)       6
                                  -----    -----    -----
                                    (48)       3       34
Curtailment loss                     (1)      (4)      (3)
Settlement (loss) gain              (34)     (21)      21
                                  -----    -----    -----
                                  $ (83)   $ (22)   $  52
                                  =====    =====    =====

Assumptions used to determine net periodic pension cost for the years ended December 31 follow:

                                                      United States &
                                                     non-United States
                               United States               plans
                                   plans            (weighted-average)
                           ---------------------   ---------------------
                            2003    2002    2001    2003    2002    2001
                            ----    ----    ----    ----    ----    ----
Discount rate              6.75%   7.25%   7.75%   6.53%   6.56%   7.42%
Expected long-term
  return on plan assets    8.75%  10.00%  10.00%   8.71%   9.85%   9.91%
Rate of compensation
  increase                 3.75%   4.00%   4.75%   3.73%   3.74%   4.65%

The expected long-term rate of return on pension plan assets is determined separately for each country and reflects long-term historical data with greater weight given to recent years. Target asset categories are comprised of equity securities, debt securities, and cash equivalents. A building block approach is used to develop the expected return for each plan, taking into account the target allocations. Under this approach separate analyses are performed to determine (a) the expected long-term rate of inflation, (b) expected real rates of return, and (c) the expected equity risk premium.

The weighted-average pension plan asset allocation at December 31, 2003 and 2002, by asset category are as follows:

                       2003   2002
                       ----   ----
Equity securities       81%    81%
Debt securities         18     18
Other                    1      1
                       ----   ----
                       100%   100%
                       ====   ====

Investment policies and strategies are developed on a country specific basis. The United States plan represents 74% of worldwide pension assets and its target allocation is: 85% diversified equity, 12% United States Treasury Inflation-Indexed Securities, and 3% cash equivalents. The United Kingdom plan represents 19% of worldwide pension assets and its target allocation is: 70% diversified equity securities and 30% United Kingdom Government Bonds.

Eaton expects to contribute $101 to pension plans in 2004 primarily consisting of a voluntary contribution of $75 in the United States, which was made in January, and an $18 voluntary contribution in the United Kingdom.

The components of other postretirement benefits cost follow:

                   2003    2002    2001
                   ----    ----    ----
Service cost       $(15)   $(15)   $(14)
Interest cost       (56)    (60)    (62)
Other                (9)     (4)      3
                   ----    ----    ----
                    (80)    (79)    (73)
Settlement loss              (2)
                   ----    ----    ----
                   $(80)   $(81)   $(73)
                   ====    ====    ====

Assumptions used to determine other postretirement benefit obligations and costs follow:

                                           2003    2002   2001
                                           ----    ----   ----
Discount rate used to determine
benefit obligation at year-end            6.25%   6.75%  7.25%

Assumptions used to determine expense
-------------------------------------
Discount rate                             6.75%   7.25%  7.75%
Health care cost trend rate
  assumed for next year                   9.00%  10.00%  8.00%
Ultimate health care cost trend rate      5.00%   5.00%  5.00%
Year ultimate health care cost trend
  rate is achieved                        2007    2007   2007

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                 1% Increase   1% Decrease
                                 -----------   -----------
Effect on total of service
and interest cost                    $ 2          $ (2)

Effect on other postretirement
benefit obligation                    27           (24)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the
Act) was passed on December 8, 2003 subsequent to the November 30 measurement of the Company's other postretirement benefits plan. The Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide actuarially equivalent prescription plans. The effects of the Act are not reflected in the obligations or net periodic other postretirement benefit costs presented in Eaton's financial statements for the year ended December 31, 2003.

Financial Accounting Standards Board Staff Position FAS 106-1 requires Eaton to make a one-time election to either defer or recognize the accounting effects of the Act before the end of the first quarter of 2004. If recognized, the Act would reduce the accumulated projected benefit obligation by an estimated $40 to $50 and reduce ongoing net periodic other postretirement costs by an estimated $5 annually. These reductions in the accumulated projected benefit obligation and ongoing net periodic other postretirement costs would not require a modification or amendment of the Company's benefit plans. However, if certain plans were amended, the Act could further reduce the accumulated projected benefit obligation and ongoing net periodic other postretirement costs.

The Company also has various defined-contribution benefit plans, primarily consisting of the Eaton Savings Plan in the United States. Total contributions related to these plans charged to expense were $36 in 2003, $34 in 2002, and $43 in 2001.

PROTECTION OF THE ENVIRONMENT
-----------------------------

Eaton has established policies to ensure that its operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. For example, each manufacturing facility has a person responsible for environmental, health and safety (EHS) matters. All of the Company's manufacturing facilities are required to be certified to ISO 14001, an international standard for environmental management systems. The Company routinely reviews EHS performance at each of its facilities and continuously strives to improve pollution prevention at its facilities.

As a result of past operations, Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites.

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2003 and 2002, the balance sheet included a liability for these costs of $65 and $64, respectively. With regard to some of the matters included in the liability, the Company has rights of recovery from non-affiliated parties for a portion of these estimated costs.

Based upon Eaton's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably likely to exceed the liability by an amount that would have a material adverse effect on its financial position, results of operations or cash flows. All of these estimates are forward-looking statements and, given the inherent uncertainties in evaluating environmental exposures, actual results can differ from these estimates.

CONTINGENCIES
-------------

Eaton is subject to a broad range of claims, administrative proceedings, and legal proceedings, such as lawsuits that relate to contractual allegations, patent infringement, personal injuries (including asbes-tos claims) and employment-related matters. Although it is not pos-sible to predict with certainty the outcome or cost of these matters, the Company believes that these matters will not have a material ad-verse effect on its financial position, results of operations or cash flows.

SHAREHOLDERS' EQUITY
--------------------

On January 21, 2004, the Board of Directors of Eaton announced a two-for-one split of the Company's Common Shares effective in the form of a 100% stock dividend. The date of record for the stock split was February 9, 2004, and it was distributed on February 23, 2004. Accordingly, Common Shares outstanding and stock option information have been adjusted retroactively to reflect the stock split.

There are 300 million Common Shares authorized ($.50 par value per share), 153.0 million of which are issued and outstanding at year-end 2003. At December 31, 2003, there were 10,107 holders of record of Common Shares. Additionally, 22,347 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP) and Eaton Personal Investment Plan (EPIP).

In June 2003, Eaton sold 3.7 million Common Shares (7.4 million shares adjusted for the February 2004 stock split) for net proceeds of $296, which were used to pay down commercial paper and for general corporate purposes.

Eaton has plans that permit certain employees and directors to defer a portion of their compensation. The Company has deposited $40 of Common Shares and marketable securities into a trust to fund a portion of these liabilities. The marketable securities are included in Other assets and the Common Shares are included in Shareholders' equity at historical cost.

Stock Options
-------------

Stock options have been granted to certain employees and directors, under various plans, to purchase Common Shares at prices equal to fair market value as of the date of grant. Historically, the majority of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant.

During 1997 and 1998, Eaton granted special performance-vested stock options with a 10-year vesting term in lieu of more standard employee stock options. These options have a provision for accelerated vesting if and when the Company achieves certain net income and Common Share price targets. If the targets are not achieved, these options become exercisable 10 days before the expiration of their 10-year term. As of December 31, 2003, 3.8 million special performance-vested stock options were outstanding of which 1.4 million were exercisable.

A summary of stock option activity, which has been restated to give effect to the February 2004 stock split, follows (shares in millions):

                                 2003             2002             2001
                           ---------------  ---------------  ----------------
                           Average          Average          Average
                            price            price            price
                             per              per              per
                           option  Options   option Options   option  Options
                           ------  -------   ------ -------   ------  -------
Outstanding January 1      $31.70    19.2    $29.98   19.8    $28.65   20.4
Granted                     35.46     2.6     40.42    2.2     36.34    2.2
Exercised                   27.43    (4.2)    23.34   (2.0)    21.00   (1.8)
Canceled                    35.28     (.4)    35.28    (.8)    33.52   (1.0)
                                     ----             ----             ----
Outstanding December 31    $33.22    17.2    $31.70   19.2    $29.98   19.8
                                     ====             ====             ====

Exercisable December 31    $31.50    10.5    $29.44   12.6    $27.97   12.2

Reserved for future
grants December 31                    4.0              6.2              2.8

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003 (shares in millions):

                                            Weighted-               Weighted-
                              Weighted-      average                 average
                               average      exercise                exercise
                    Options   remaining     price per    Options    price per
Range of exercise    out-    contractual   outstanding   exerci-   exercisable
prices per option  standing  life (years)    option       sable      option
-----------------  --------  -----------   -----------   -------   -----------
$20.90 - $24.91       1.6        1.5          $22.46       1.6       $22.46
$25.90 - $29.80        .1        6.2           29.10        .1        29.09
$30.74 - $34.72       9.6        5.5           31.70       6.0        30.85
$35.18 - $39.68       3.6        6.0           37.28       2.0        36.95
$40.06 - $44.81       2.3        7.9           41.03        .8        41.49
                     ----                                 ----
                     17.2                                 10.5
                     ====                                 ====

Eaton has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". If the Company accounted for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

                                      2003    2002    2001
                                      ----    ----    ----
Net income
----------
As reported                          $ 386   $ 281   $ 169
Stock-based compensation
  expense, net of income taxes         (11)    (14)    (16)
                                     -----   -----   -----
Assuming fair value method           $ 375   $ 267   $ 153
                                     =====   =====   =====

Net income per Common Share
assuming dilution
---------------------------
As reported                          $2.56   $1.96   $1.20
Stock-based compensation
  expense, net of income taxes        (.08)   (.10)   (.11)
                                     -----   -----   -----
Assuming fair value method           $2.48   $1.86   $1.09
                                     =====   =====   =====

Net income per Common Share basic
---------------------------------
As reported                          $2.61   $1.99   $1.22
Stock-based compensation
  expense, net of income taxes        (.08)   (.10)   (.11)
                                     -----   -----   -----
Assuming fair value method           $2.53   $1.89   $1.11
                                     =====   =====   =====

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                         2003           2002         2001
                                         ----           ----         ----
Dividend yield                           2.5%           2.5%         2.5%
Expected volatility                       28%            29%          26%
Risk-free interest rate          2.2% to 3.5%   2.6% to 4.3%   3.7% to 5%
Expected option life in years              5              4            4
Weighted-average per
  share fair value of options
  granted during the year              $7.84          $9.17        $7.86

Preferred Share Purchase Rights
-------------------------------

In 1995, Eaton declared a dividend of one Preferred Share Purchase Right for each outstanding Common Share. The Rights become exercisable only if a person or group acquires, or offers to acquire, 20% or more of the Company's Common Shares. The Company is authorized to reduce that threshold for triggering the Rights to not less than 10%. The Rights expire on July 12, 2005, unless redeemed earlier at $.005 per Right.

When the Rights become exercisable, the holder of each Right, other than the acquiring person, is entitled 1) to purchase for $125, one two-hundredth of a Series C Preferred Share, 2) to purchase for $125, that number of Eaton's Common Shares or common stock of the acquiring person having a market value of twice that price, or 3) at the option of the Company, to exchange each Right for one Common Share or one two-hundredth of a Preferred Share.

Comprehensive Income (Loss)
--------------------------

The components of Accumulated other comprehensive income (loss) as reported in the Statement of Consolidated Shareholders' Equity follow:

                                     Unrealized   Deferred    Minimum
                         Foreign     gain (loss)    gain      pension
                        currency    on available  (loss)on   liability
                       translation    for sale    cash flow   adjust-
                       adjustments  investments    hedges      ment     Total
                       -----------  ------------  ---------  ---------  -----
Balance at
  January 1, 2001         $(263)          $(4)                          $(267)
2001 activity,
  net of income taxes       (20)            5        $(5)       $(21)     (41)
Recognition in income
of adjustment related
to divested businesses        9                                             9
                          -----           ---        ---        ----     ----
Balance at
  December 31, 2001        (274)            1         (5)        (21)    (299)
2002 activity,
  net of income taxes       (15)                       1        (386)    (400)
                          -----           ---        ---        ----     ----
Balance at
  December 31, 2002        (289)            1         (4)       (407)    (699)
2003 activity,
  net of income taxes       126             1          4         (17)     114
                          -----           ---        ---       -----     ----
Balance at
December 31, 2003         $(163)          $ 2        $ 0       $(424)   $(585)
                          =====           ===        ===       =====     ====

A discussion of the minimum pension liability adjustments recorded in 2003 and 2002 is included in "Retirement Benefit Plans" above.

INCOME TAXES
------------

For financial statement reporting purposes, income before income taxes, based on the geographic location of the operation to which such earnings are attributable, is summarized below. Certain foreign operations are branches of Eaton and are, therefore, subject to United States as well as foreign income tax regulations. As a result, pretax income by location and the components of income tax expense by taxing jurisdiction are not directly related. For purposes of this note to the consolidated financial statements, non-United States operations include Puerto Rico.

                                                     Income
                                               before income taxes
                                               -------------------
                                               2003   2002   2001
                                               ----   ----   ----
United States                                  $ 78   $ 56   $ 60
Non-United States                               430    343    227
Write-off of foreign currency translation
 adjustments related to divested businesses                    (9)
                                               ----   ----   ----
                                               $508   $399   $278
                                               ====   ====   ====

                                               Income tax expense
                                               ------------------
                                               2003   2002   2001
                                               ----   ----   ----
Current
-------
United States
  Federal                                      $ 97   $123   $ (8)
  State & local                                  17      6     (5)
Non-United States                                70     42     65
                                               ----   ----   ----
                                                184    171     52
                                               ----   ----   ----
Deferred
--------
United States Federal                           (67)   (71)    64
Non-United States                                 5     18     (7)
                                               ----   ----   ----
                                                (62)   (53)    57
                                               ----   ----   ----
                                               $122   $118   $109
                                               ====   ====   ====

Reconciliations of income taxes from the United States Federal statutory rate to the effective income tax rate follow:

                                             2003    2002    2001
                                             ----    ----    ----
Income taxes at the United States
  statutory rate                            35.0%   35.0%   35.0%
United States state & local income taxes     3.2     1.4    (1.7)
Other United States-net                     (1.4)    1.4    (9.3)
Non-United States operations (earnings
  taxed at other than United States tax
  rate)                                    (12.8)   (8.3)    4.2
Amortization of goodwill                                     4.8
Sales of businesses                                          6.4
                                            ----    ----    ----
                                            24.0%   29.5%   39.4%
                                            ====    ====    ====

Eaton has manufacturing operations in Puerto Rico, which operate under certain United States tax law incentives related to the repatriation of earnings that, at this point, are not expected to be available after 2005. Income tax credits claimed under these incentives were $32 in 2003, $33 in 2002 and $41 in 2001. Management believes the elimination of these repatriation laws will not have an adverse impact on the Company's effective income tax rate.

Significant components of current and long-term deferred income taxes follow:

                                        2003                      2002
                              ----------------------------  ----------------
                                        Long-     Long-                Long-
                              Current   term      term      Current    term
                               assets  assets  liabilities   assets   assets
                              -------  ------  -----------  -------   ------
Accruals & other adjustments
  Employee benefits            $ 63     $388      $ (6)      $  53     $ 346
  Depreciation & amortization    (4)    (402)      (10)                 (405)
  Other                         130       58         1         117        36
Other items                       3        3        (4)         11         8
United States income
  tax credit carryforwards                77                              46
United States foreign tax
  credit carryforwards                    32                              33
Tax loss carryforwards                    51                              54
Valuation allowance                      (74)                            (78)
                               ----     ----      ----       -----     -----
                               $192     $133      $(19)      $ 181     $  40
                               ====     ====      ====       =====     =====

At the end of 2003, United States income tax credit carryforwards of $77 are available to reduce future Federal income tax liabilities, including $38 which expire at the end of 20 years and $39 of which are not subject to expiration. Foreign tax credit carryforwards of $32 are also available to reduce United States Federal income tax liabilities during the next five years. A full valuation allowance has been recorded for the foreign tax credit carryforwards.


At December 31, 2003, certain non-United States subsidiaries had tax loss carryforwards aggregating $153 that are available to offset future taxable income. Carryforwards of $111 expire at various dates from 2004 through 2013 and the balance have no expiration date. A valuation allowance of $42 has been recorded for the tax effect of these tax loss carryforwards.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $1,071 at December 31, 2003, since the earnings retained have been reinvested by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

Worldwide income tax cash flows were payments of $137 in 2003 and $61 in 2002, and a refund of $11 in 2001.

OTHER INFORMATION
-----------------

Accounts Receivable
-------------------

Accounts receivable are net of an allowance for doubtful accounts of $23 at the end of 2003 and $26 at the end of 2002.

Inventories
-----------

The components of inventories follow:

                                  2003    2002
                                  ----    ----
Raw materials                    $ 301   $ 283
Work-in-process                    173     160
Finished goods                     279     289
                                 -----   -----
Inventories at FIFO                753     732
Excess of FIFO over LIFO cost      (32)    (34)
                                 -----   -----
                                 $ 721   $ 698
                                 =====   =====

Gross inventories accounted for using the LIFO method were $432 at the end of 2003 and $478 at the end of 2002.

Warranty Liabilities
--------------------

A summary of the current and long-term liabilities for warranties follows:

                                         2003    2002    2001
                                         ----    ----    ----
Balance at the beginning of the year    $ 127   $ 128   $ 157
Current year accruals                      81     129      92
Claims paid/satisfied                     (82)   (119)   (108)
Other                                      (1)    (11)    (13)
                                        -----   -----    ----
Balance at the end of the year          $ 125   $ 127   $ 128
                                        =====   =====   =====

Lease Commitments
-----------------

Eaton leases certain real properties and equipment. Minimum rental commitments for 2004 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, are $89 and decline substantially thereafter.

Rental expense was $115 in 2003, $102 in 2002, and $113 in 2001.

Net Income per Common Share
---------------------------

A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

                                          2003    2002    2001
                                          ----    ----    ----
Net income                               $ 386   $ 281   $ 169
                                         =====   =====   =====

Average number of Common Shares
  outstanding assuming dilution          150.5   143.4   141.0
Less dilutive effect of stock options      2.6     2.2     2.2
                                         -----   -----   -----
Average number of Common Shares
outstanding basic                        147.9   141.2   138.8
                                         =====   =====   =====

Net income per Common Share
assuming dilution                        $2.56   $1.96   $1.20

Net income per Common Share
basic                                    $2.61   $1.99   $1.22

Employee and director stock options to purchase Common Shares of 6.0 million in 2002 and 4.4 million in 2001 were outstanding but were not included in the computation of net income per Common Share assuming dilution, since they would have had an antidilutive effect on earnings per share.

BUSINESS SEGMENT & GEOGRAPHIC REGION INFORMATION
------------------------------------------------

Eaton is a global diversified industrial manufacturer with 2003 sales of $8.1 billion. The Company is a leader in the design and manufacture of fluid power systems; electrical power quality, distribution and control; automotive engine air management and powertrain controls for fuel economy; and intelligent drivetrain systems for fuel economy and safety in trucks. The Company had 51,000 employees at the end of 2003 and sells products to customers in more than 100 countries. Major products included in each business segment and other information follows.

Fluid Power
-----------

All pressure ranges of hose, fittings, adapters, couplings and other fluid power connectors; hydraulic pumps, motors, valves, cylinders, power steering units, transaxles and transmissions; electronic and hydraulic controls; electric motors and drives; filtration products and fluid-evaluation products and services; aerospace products and systems -- hydraulic and electrohydraulic pumps, motors, electric motor pumps, hydraulic motor driven generators and integrated system packages, hydraulic and electromechanical actuators, flap and slat systems, nose wheel steering systems, cockpit controls, power and load management systems, sensors, fluid debris monitoring products, illuminated displays, integrated displays and panels, relays and valves; clutches and brakes for industrial machines; golf grips and precision molded and extruded plastic products

Electrical
----------

Low and medium voltage power distribution and control products that meet ANSI/NEMA and IEC standards; a wide range of circuit breakers, and a variety of assemblies and components used in managing distribution of electricity to industrial, utility, light commercial, residential and OEM markets; engineering services and systems to support customer power and control systems; drives, contactors, starters, power factor and harmonic correction; a wide range of sensors used for position sensing; a full range of operator interface hardware and software for interfacing with machines, and other motor control products used in the control and protection of electrical power distribution systems

Automotive
----------

Valvetrain systems, intake and exhaust valves, lash compensation lifters and lash adjusters, roller rocker arms, cylinder heads, superchargers, limited slip and locking differentials, transmission dampers, precision gear forgings, air control valves, engine sensors and controls, mirror actuators, transmission controls, on-board vapor recovery systems, fuel level senders and pressure control valves

Truck
-----

Heavy-, medium-, and light-duty mechanical transmissions; heavy- and medium-duty automated transmissions; heavy- and medium-duty clutches; and a variety of other products including gears and shafts, traction control systems, transfer boxes, power take-off units, splitter boxes, gearshift mechanisms, transmissions for off-highway construction equipment, and collision warning systems

Other Information
-----------------

The principal markets for Fluid Power, Automotive and Truck are original equipment manufacturers and after-market customers of aerospace products and systems, off-highway agricultural and construction vehicles, industrial equipment, passenger cars and heavy-, medium-, and light-duty trucks. These manufacturers are located globally and most sales of these products are made directly to such manufacturers.

The principal markets for Electrical are industrial, construction, commercial, automotive and government customers. These customers are generally concentrated in North America, Europe and Asia/Pacific; however, sales are made globally. Sales are made directly by Eaton and indirectly through distributors and manufacturers' representatives to such customers.

No single customer represented more than 10% of net sales in 2003, 2002 or 2001. Sales from ongoing United States and Canadian operations to customers in foreign countries were $437 in 2003, $503 in 2002 and $520 in 2001 (5% of sales in 2003 and 7% in 2002 and 2001).

The accounting policies of the segments are generally the same as the policies described under "Accounting Policies" above, except that inventories and related cost of products sold of the segments are accounted for using the FIFO method and operating profit only reflects the service cost component related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties.

Identifiable assets exclude general corporate assets, which principally consist of cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

Geographic Region Information
-----------------------------

                          Net    Operating  Long-lived
                         sales     profit     assets
                         -----   ---------  ----------
2003
----
United States           $5,758     $  546     $1,264
Canada                     209         28         16
Europe                   1,581         94        491
Latin America              516         65        205
Asia/Pacific Region        504         64        100
Eliminations              (507)
                        ------     ------     ------
                        $8,061     $  797     $2,076
                        ======     ======     ======

2002
----
United States           $5,605     $  483     $1,338
Canada                     185         15         13
Europe                   1,110         65        351
Latin America              403         45        160
Asia/Pacific Region        358         43         93
Eliminations              (452)
                        ------     ------     ------
                        $7,209     $  651     $1,955
                        ======     ======     ======

2001
----
United States           $5,677     $  414     $1,419
Canada                     177         11         15
Europe                   1,108         (5)       322
Latin America              406         37        203
Asia/Pacific Region        310         19         91
Eliminations              (464)
                        ------     ------     ------
                        $7,214     $  476     $2,050
                        ======     ======     ======

Net sales and operating profit are attributed to geographical regions based upon the location of the selling unit.

Long-lived assets consist of property, plant and equipment-net.

Operating profit was reduced by restructuring and other charges as follows:

                         2003        2002       2001
                         ----        ----       ----
United States            $ 22        $ 49       $ 67
Europe                     11          10         37
Latin America                                      2
Asia/Pacific Region         3                      1
                         ----        ----       ----
                         $ 36        $ 59       $107
                         ====        ====       ====

Business Segment Information
----------------------------

                                  2003     2002     2001
                                  ----     ----     ----
Net sales
---------
Fluid Power                     $2,786   $2,456   $2,507
Electrical                       2,313    1,993    2,199
Automotive                       1,690    1,594    1,479
Truck                            1,272    1,166    1,029
                                ------   ------   ------
                                 8,061    7,209    7,214
Divested operations                                   85
                                ------   ------   ------
                                $8,061   $7,209   $7,299
                                ======   ======   ======

Operating profit (loss)
-----------------------
Fluid Power                     $  247   $  187   $  183
Electrical                         158      149      163
Automotive                         224      225      194
Truck                              168       90      (64)
                                ------   ------   ------
                                   797      651      476
Corporate
---------
Divested operations                                    6
Amortization of goodwill                             (60)
Amortization of
  intangible assets                (21)     (23)     (34)
Interest expense-net               (87)    (104)    (142)
Gains on sales of businesses                 18       61
Corporate expense-net             (181)    (143)     (29)
                                ------   ------   ------
Income before income taxes         508      399      278
Income taxes                       122      118      109
                                ------   ------   ------
Net income                      $  386   $  281   $  169
                                ======   ======   ======

Income before income taxes was reduced by restructuring and other charges as follows:

Fluid Power                     $   14   $   26   $   22
Electrical                          22       16       30
Automotive                                    1
Truck                                        16       55
Corporate                            1        3       12
Other charges                                10       10
                                ------   ------   ------
                                $   37   $   72   $  129
                                ======   ======   ======

                                  2003     2002     2001
                                  ----     ----     ----
Identifiable assets
-------------------
Fluid Power                     $1,422   $1,439   $1,345
Electrical                       1,072      847    1,016
Automotive                         872      819      781
Truck                              690      605      651
                                ------   ------   ------
                                 4,056    3,710    3,793
Goodwill                         2,095    1,910    1,902
Other intangible assets            541      510      533
Corporate                        1,531    1,008    1,418
                                ------   ------   ------
Total assets                    $8,223   $7,138   $7,646
                                ======   ======   ======

Expenditures for
property, plant & equipment
---------------------------
Fluid Power                     $   60   $   53   $   61
Electrical                          37       34       54
Automotive                          86       75       96
Truck                               71       56       64
                                ------   ------   ------
                                   254      218      275
Corporate                           19       10       17
Divested operations                                    3
                                ------   ------   ------
                                $  273   $  228   $  295
                                ======   ======   ======

Depreciation of
property, plant & equipment
---------------------------
Fluid Power                     $   92   $   91   $   96
Electrical                          80       70       72
Automotive                          77       69       66
Truck                               54       54       56
                                ------   ------   ------
                                   303      284      290
Corporate                           19       22       23
                                ------   ------   ------
                                $  322   $  306   $  313
                                ======   ======   ======

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

Dollars in millions, except for per share data (per share data assume dilution)

TWO-FOR-ONE STOCK SPLIT
-----------------------

On January 21, 2004, the Board of Directors of Eaton announced a two-for-one split of the Company's Common Shares effective in the form of a 100% stock dividend. The record date for the stock split was February 9, 2004, and it was distributed on February 23, 2004. Accordingly, all per share amounts, average shares outstanding, shares outstanding and stock option information have been adjusted retroactively to reflect the stock split.

OVERVIEW OF THE COMPANY
-----------------------

Eaton is a global leader in the design and manufacture of fluid power systems; electrical power quality, distribution and control; automotive engine air management and powertrain controls for fuel economy; and intelligent drivetrain systems for fuel economy and safety in trucks. The principal markets for the Fluid Power, Automotive and Truck segments are original equipment manufacturers and after-market customers of aerospace products and systems, off-highway agricultural and construction vehicles, industrial equipment, passenger cars and heavy-, medium-, and light-duty trucks. The principal markets for the Electrical segment are industrial, construction, commercial, automotive and government customers. The Company had 51,000 employees at the end of 2003 and sells products to customers in more than 100 countries.

HIGHLIGHTS OF RESULTS FOR 2003
------------------------------

While global economic conditions continued to represent a challenge in 2003, presenting a difficult operating environment, Eaton posted significantly improved results, with each business segment reporting solid performance during the year. During 2003, Eaton continued to make significant progress towards key corporate goals of 1) outgrowing end markets, 2) resizing the Company to compete effectively and profitably in a depressed marketplace and 3) improving the strength of the balance sheet.

                               2003     2002   Increase
                               ----     ----   --------
Net sales                    $8,061   $7,209      12%
Net income                      386      281      37%
Net income per Common
  Share assuming dilution    $ 2.56   $ 1.96      31%

The growth in sales was a reflection of a number of Eaton's businesses outperforming their end markets, which are estimated to have declined 2% in 2003. The growth also reflected increased sales resulting from acquisitions of businesses and new joint ventures, which added approximately $500 of sales in 2003, and also from higher foreign exchange rates. The increase in net income was primarily due to higher sales in 2003 and the benefits of restructuring actions taken in 2003 and prior years. Business segment operating profit of $797 in 2003 was 9.9% of sales, compared to 9.0% in 2002.

As a result of actions taken in 2003 and earlier years to restructure operations and integrate acquired businesses, Eaton incurred restructuring charges in 2003 of $.16 per Common Share, compared to similar charges in 2002 of $.33 per share. The Company's results in 2003 were aided by the results of these actions, which delivered an additional $26 of savings in 2003 that were over and above $130 of savings delivered in 2002. Additionally, $15 in synergies were achieved through integration of acquired businesses. These savings, coupled with higher sales in 2003, lower net interest expense and a reduction in the effective income tax rate, helped the Company to post significantly higher net income. These increases in net income were partially offset by additional pension expense and other postretirement benefit expense in 2003, which reduced net income by $.28 per share compared to 2002. The Company reported no gains on the sales of businesses in 2003 compared to a gain of $.09 per share in 2002. The sale of 3.7 million Common Shares in June 2003 (7.4 million shares adjusted for the February 2004 stock split), reduced net income per share by approximately $.06 in 2003.

Throughout 2003, Eaton maintained a strong focus on strengthening the balance sheet. Shareholders' equity at the end of 2003 exceeded $3 billion for the first time in Eaton's history. Cash and short-term investments rose to $865 during 2003, an increase of $437 from the end of 2002. Cash generated from operating activities continued to be strong, with $874 generated in 2003 compared to $900 in 2002. Operating cash flow less capital expenditures (free cash flow) was $601 in 2003 compared to $672 in 2002. Total debt paid down was $190 in 2003, partially offset by an increase of $55 in the value of debt denominated in currencies other than the U.S. Dollar due to movement of foreign exchange rates in 2003. In June 2003, Eaton sold 3.7 million Common Shares (7.4 million shares adjusted for the February 2004 stock split) for net proceeds of $296, which were used to pay down commercial paper and for general corporate purposes. The reduction in debt during 2003, coupled with the higher amount of cash and short-term investments at the end of 2003 and higher Shareholders' equity, resulted in a significant reduction in the net-debt-to-total-capital ratio to 25.9% at the end of 2003 from 41.9% at year-end 2002. This ratio would have dropped to 23.5% but for the recognition of a minimum pension liability at the end of 2003 and the prior two year-ends, which in total reduced Shareholders' equity by $424 at the end of 2003.

In light of strong results for 2003 and growing momentum in many of its markets, Eaton took the following actions on January 21, 2004:

- The Company's Common Shares were split two-for-one effective February 23, 2004

- The quarterly dividend on the Common Shares was increased by 12.5%, from $.24 per share to $.27 per share (after adjustment for the stock split)

- Cash of $75 was contributed to the Company's qualified pension plans in the United States

- A plan was initiated to repurchase 4.2 million Common Shares to offset the shares issued during 2003 from the exercise of stock options. In addition, the Company now intends, depending upon circumstances, to purchase additional shares to help offset dilution resulting from shares issued as a result of stock options exercised over the course of 2004.

RESULTS OF OPERATIONS - 2003 COMPARED TO 2002
---------------------------------------------

Sales for 2003 rose to $8,061, 12% higher than $7,209 in 2002, and were the highest sales since 2000. Sales growth of 12% in 2003 consisted of 6% from recent business acquisitions and a new joint venture, net of the effect of the sale of Navy Controls in July 2002, 3% from higher foreign exchange rates, and 3% from organic growth. Eaton continued to outperform its end markets, as the Company estimates that its overall end markets declined 2% in 2003 compared to 2002.

Net Sales by Business Segment
-----------------------------

                 2003     2002   Increase
                 ----     ----   --------
Fluid Power    $2,786   $2,456      13%
Electrical      2,313    1,993      16%
Automotive      1,690    1,594       6%
Truck           1,272    1,166       9%
               ------   ------
               $8,061   $7,209      12%
               ======   ======

The growth in sales of Fluid Power was due in part to the acquisition of the Boston Weatherhead fluid power business in fourth quarter 2002. The increase in Electrical sales was substantially the result of the acquisition of the electrical business of Delta plc in January 2003 and a new joint venture with Caterpillar Inc., offset by the effect of the sale of Navy Controls in July 2002. Sales of Automotive rose due to several new program launches and the continued strong performance of the North American and European automobile markets. The growth in Truck sales was the result of strong growth in sales of medium-duty trucks, particularly in Latin America. The operating results of each business segment are further discussed below.

Results by Geographic Region
----------------------------

                               Net sales               Operating profit
                       --------------------------   -----------------------
                         2003     2002   Increase   2003    2002   Increase
                         ----     ----   --------   ----    ----   --------
United States          $5,758   $5,605       3%     $546    $483      13%
Canada                    209      185      13%       28      15      87%
Europe                  1,581    1,110      42%       94      65      45%
Latin America             516      403      28%       65      45      44%
Asia/Pacific region       504      358      41%       64      43      49%
Eliminations             (507)    (452)
                       ------   ------              ----    ----
                       $8,061   $7,209      12%     $797*   $651*     22%
                       ======   ======              ====    ====

*A reconciliation of operating profit to net income is included in "Business Segment Information" in the Notes to the Consolidated Financial Statements.

Sales in the United States rose primarily due to the acquisition of the Boston Weatherhead fluid power business in fourth quarter 2002, partially offset by the sale of the Navy Controls business in second half 2002. Higher operating profit in the United States primarily resulted from increased sales, the benefits of restructuring actions taken in recent years, lower restructuring charges in 2003, and modest profits from the Boston Weatherhead fluid power business acquired in late 2002. In Canada, the growth in sales and operating profit were substantially related to foreign exchange rates and the strong performance of Electrical. Sales in Europe rose primarily due to acquisition of the Delta electrical business, the improved performance of Eaton's other business segments, and foreign exchange rates. Higher operating profit in Europe primarily resulted from increased sales and the benefits of restructuring actions taken in recent years. The growth in sales and operating profit in Latin America was primarily due to recent wins by Fluid Power of new automotive-related production contracts and the strong performance of Truck. Sales and operating profit rose in the Asia/Pacific region due to the acquisition of the Delta electrical business and the strong performance of all of the Company's business segments.

In 2003, Eaton incurred restructuring charges related to the integration of the Boston Weatherhead fluid power business acquired in November 2002 and the electrical business of Delta plc acquired in January 2003. These charges included $14 in Fluid Power, $22 in Electrical and $1 in Corporate. In 2002, the Company incurred restructuring charges to reduce operating costs across its business segments and certain corporate functions. The charges in 2002 were primarily a continuation of restructuring programs initiated in 2001. These charges included $26 in Fluid Power, $16 in Electrical, $1 in Automotive, $16 in Truck, and $3 in Corporate. On an after-tax basis, these restructuring charges reduced net income for 2003 by $24 ($.16 per Common Share) and for 2002 by $41 ($.29 per share). Restructuring charges in 2003 and 2002 reduced Operating profit of the related business segment or were included in Corporate expense-net, as appropriate. In the Statements of Consolidated Income, the restructuring charges were included in Cost of products sold or Selling & administrative expense, as appropriate.

Pretax income for 2003 was reduced by $66 ($43 after-tax, or $.28 per Common Share) compared to 2002 due to increased pension and other postretirement benefit expense in 2003 resulting from the decline over the last several years in the market value of equity investments held by Eaton's pension plans, coupled with the effect of the lowering of discount rates associated with pension and other postretirement benefit liabilities at year-end 2002.

In July 2002, the Navy Controls business was sold resulting in a pretax gain of $18 ($13 after-tax, or $.09 per Common Share). The gain was reported as a separate line item in the Statements of Consolidated Income and Business Segment Information.

The change of $37 in Other (income) expense-net for 2003 compared to 2002 was primarily due to a gain of $3 in foreign exchange in 2003 versus a loss of $8 in 2002, a charge of $10 in 2002 for the contribution to the Eaton Charitable Fund, and various other items including $11 of reduced legal expenses and favorable legal settlements in 2003. The charge of $10 for the contribution to the Eaton Charitable Fund ($6 after-tax, or $.04 per Common Share) was recorded in the third quarter of 2002. In Business Segment Information, this charge was included in Corporate expense-net.

The effective income tax rate for 2003 was 24.0% compared to 29.5% for 2002. The lower rate in 2003 reflects many factors, including higher operating earnings in international tax jurisdictions with lower income tax rates and increased use of international tax credit carryforwards. The change in the effective income tax rates in 2003 compared to 2002 is further explained in "Income Taxes" in the Notes to the Consolidated Financial Statements.

Fluid Power
-----------

                      2003     2002   Increase
                      ----     ----   --------
Net sales           $2,786   $2,456      13%
Operating profit       247      187      32%

Sales for Fluid Power, Eaton's largest business segment, were a new record. Sales increased by 13% with 6% from business acquisitions, 4% from foreign exchange rates and 3% from existing product lines. This compares to a decline of 2% in Fluid Power's markets, with North American fluid power industry shipments down 3%, commercial aerospace markets off 12%, and defense aerospace markets up by 13%. The traditional mobile and industrial hydraulics markets began to recover in fourth quarter 2003, reflecting the pickup in capital goods expenditures.

In 2003, Fluid Power's results were positively impacted by the full year results of two businesses acquired late in 2002. The Boston Weatherhead fluid power business was purchased in the fourth quarter of 2002. This business, which had 2002 sales of $211, manufactures hose, tubing, and fluid connectors for fluid power systems primarily for the industrial distribution, mobile off-highway and heavy-duty truck markets. In addition, the aerospace circuit breaker business of Mechanical Products was purchased during that same quarter. This business had annual sales of $12 in 2001.

Operating profit in 2003 was a new record and increased primarily due to higher sales in 2003, the benefits of restructuring actions taken in recent years to resize this business, and reduced restructuring charges in 2003. Restructuring charges in 2003 were $14, and were related primarily to the acquisition of the Boston Weatherhead business, compared to $26 in 2002. Operating profit of Fluid Power in 2003 represented a return on sales of 8.9%, which was reduced by .5% due to restructuring charges, compared to 7.6% in 2002, which was reduced by 1.1% due to restructuring charges.

In January 2004, Eaton announced the following actions related to Fluid Power:

- The acquisition of Ultronics Limited and its advanced electro-hydraulic valve system technology. The Cheltenham, United Kingdom-based company's sophisticated electro-hydraulic control valves, systems and software technology are utilized in mobile applications in construction, forestry, agriculture and other markets.

- The agreement to form a joint venture with Changzhou Senstar Automobile Air Conditioner Co. Ltd. in China to produce automotive air conditioning hose and tube assemblies and power steering hose and tube assemblies in Shanghai for Volkswagen's China operations. The joint venture will be called Eaton Senstar Automotive Fluid Connector (Shanghai) Co., Ltd. Eaton will have 55% ownership of the joint venture. The joint venture is expected to be established early in 2004 following regulatory approval.

In December 2003, Eaton announced that its aerospace business has been selected by Lockheed Martin to supply Aeroquip(R) brand fluid conveyance products on the new F-35 Joint Strike Fighter supersonic multi-role aircraft. The award is for the System Development and Demonstration (SDD) phase of the program, which includes 14 aircraft over the next two years. Lockheed Martin has selected Eaton's Aeroquip(R) brand Ultra-Mate couplings as one of the standard products throughout the F-35 platform for primary fluid conveyance applications. Additionally, in February 2003, the Aerospace business was selected by Goodrich Corporation to provide the nose landing gear steering motor assembly on the F-35 platform. The potential value of the contract award is $75 over the life of the program. Pre-production of the F-35 is scheduled to begin in 2006 with full production beginning in 2012 for an estimated 2,600 aircraft for United States and United Kingdom over a 35-year period. Eaton was named the Tier One fluid power systems provider for the Joint Strike Fighter in November 2001 and in August 2002 was awarded the wing fluid distribution package. Taken together, the awards represent $1.7 billion in potential Eaton revenue over the life of the program.

Electrical
----------

                      2003     2002   Increase
                      ----     ----   --------
Net sales           $2,313   $1,993      16%
Operating profit       158      149       6%

In Electrical, sales growth in 2003 was primarily the result of business acquisitions. Sales increased by 15% due to the acquisitions in January 2003 of the electrical business of Delta plc and the power systems business of Commonwealth Sprague Capacitor, as well as the new joint venture formed with Caterpillar Inc. in August 2003, net of the effect of the sale of the Navy Controls business in July 2002. Sales in 2003 were up 1% from organic growth. End markets for the electrical business remained weak during 2003, with an estimated 2% decline in the markets for this business compared to 2002.

In 2003, Electrical added three key businesses. On January 31st, the electrical business of Delta plc was acquired. This business, which had sales of $326 in 2002, includes major electrical brands such as MEM(R), Holec(TM), Bill(TM), Home Automation(TM), Elek(TM) and Tabula(TM). The Delta business represents a significant addition to the capabilities and geographic footprint of Electrical. Also, in January the power systems business of Commonwealth Sprague Capacitor, which had annual sales of $6 in 2002, was acquired. In August a new joint venture was formed with Caterpillar Inc. to provide switchgear products under the Cat(R) brand name. The joint venture operates under the name Intelligent Switchgear Organization LLC and is 51%-owned by Eaton.

Increased operating profit in 2003 was primarily due to the benefits of restructuring actions taken in recent years to resize this business, partially offset by increased restructuring charges in 2003. Restructuring charges recorded in 2003 were $22, and were related to the acquisition of the Delta electrical business, compared to $16 of charges in 2002. The profitability of the base electrical business improved significantly, as operating margins for this business in the second half of 2003 were 7.6%, after reflecting a 1.3% reduction due to the acquisition of the Delta electrical business and the new joint venture with Caterpillar Inc. and 1.2% due to restructuring charges. The integration of the Delta electrical business continues on track and the business posted modest operating profit in fourth quarter 2003. Operating profit of Electrical in 2003 represented a return on sales of 6.8%, which was reduced by 1.0% due to restructuring charges, compared to 7.5% in 2002, which was reduced by .8% due to restructuring charges.

In January 2004, Eaton announced that its contract to provide project management services and electrical distribution equipment for Heathrow Airport's Terminal 5
(T5) Expansion Project is worth an estimated $14 (GBP 8 million). The T5 expansion is one of the largest construction projects in Europe. Construction is scheduled for completion in March 2008.

Automotive
----------

                      2003     2002   Increase
                      ----     ----   --------
Net sales           $1,690   $1,594       6%
Operating profit       224      225       -

Sales in Automotive were a new record and considerably outpaced its end markets. The increase in sales reflected several new program launches, the continued strong performance of the North American and European automobile markets and higher foreign exchange rates. NAFTA light vehicle production declined 3% to
15.9 million units in 2003 and European production declined 1% to 16.3 million units, compared to 2002.

Operating profit of Automotive in 2003 represented a return on sales of 13.3% compared to 14.1% in 2002. The return on sales in 2003 was lower than 2002 primarily due to increased costs related to new product launches and several facility relocations.

Truck
-----

                      2003     2002   Increase
                      ----     ----   --------
Net sales           $1,272   $1,166       9%
Operating profit       168       90      87%

Sales growth of Truck was primarily due to higher sales in Latin America, Asia/Pacific and in the aftermarket in North America. NAFTA heavy-duty production was down 2% in 2003 to 177,000 units compared to 2002, and NAFTA medium-duty production was flat. European medium-duty production was down 7% and Brazilian vehicle production was flat.

Increased operating profit in 2003 was primarily due to increased sales in 2003 and the benefits of restructuring actions taken in recent years to resize this business. No restructuring charges were incurred in 2003 compared to $16 in 2002. Operating profit of Truck in 2003 represented a return on sales of 13.2%, compared to 7.7% in 2002, which was reduced by 1.4% due to restructuring charges.

In third quarter 2003, Eaton announced that it, together with Shaanxi Fast Gear Co., Ltd. and Xiang Torch Investment Co., Ltd., signed an agreement to form a joint venture in Xi'an, China to produce heavy-duty truck transmissions for the growing Chinese market. Eaton will have 55% ownership of the venture, which will be called Eaton Fast Gear (Xi'an) Co., Ltd. Regulatory approval was obtained on January 4, 2004 and production is expected to begin in fourth quarter 2004.

Corporate
---------

Net interest expense of $87 in 2003 fell by $17 from $104 in 2002. The decrease was primarily related to the reduction in debt of $487 from the end of 2001 to the end of 2003, the conversion of fixed rate debt to floating rate debt through interest rate swaps, and a slight reduction of floating interest rates in 2003.

Corporate expense-net in 2003 was $181 compared to $143 for 2002. The increase was primarily the result of increased pension and other postretirement benefit expense of $51 in 2003, and various other items including $11 of reduced legal expenses and favorable legal settlements in 2003.

CHANGES IN FINANCIAL CONDITION DURING 2003
------------------------------------------

Throughout 2003, Eaton maintained a focus on strengthening the balance sheet. Eaton had success in keeping tight control over working capital as year-end 2003 inventory on hand fell by 3 days compared to 2002 and accounts receivable, in terms of days sales outstanding, declined slightly compared to 2002. Net working capital of $967 at December 31, 2003 increased from $723 at year-end 2002. The increase in net working capital was primarily due to increased accounts receivable due to higher sales in 2003 compared to 2002, increased working capital resulting from the acquisition of the Delta electrical business in January 2003 and increased cash and short-term investments which rose $437 during 2003. The current ratio was 1.4 at year-end 2003 and 2002. In June 2003, Eaton sold 3.7 million Common Shares (7.4 million shares adjusted for the February 2004 stock split) for net proceeds of $296, which were used to pay down commercial paper and for general corporate purposes. Shareholders' equity at year-end 2003 exceeded $3 billion for the first time in Eaton's history.

As a result of the significant increase in income during 2003, cash generated from operating activities continued to be strong with $874 generated in 2003 compared to $900 in 2002. Operating cash flow less capital expenditures (free cash flow) was $601 in 2003 compared to $672 in 2002. The lower amount of cash generated from operating activities in 2003 was primarily due to increased cash used for working capital to support growth in sales. Expenditures for property, plant and equipment were $273 in 2003, compared to $228 in 2002. Capital expenditures for 2004 are forecasted to be $350.

Total debt of $1,953 at December 31, 2003 decreased $135 from $2,088 at year-end 2002. The decrease in debt was due to payments of $190 offset by a $55 increase in the value of debt denominated in currencies other than the U.S. Dollar due to movement of foreign exchange rates in 2003. The reduction in debt during 2003, coupled with the $437 increase in cash and short-term investments during 2003 and the $815 increase in Shareholders' equity, resulted in a significant reduction in the net-debt-to-total-capital ratio to 25.9% at year-end 2003 from 41.9% at the end of 2002. This ratio would have dropped to 23.5% but for the recognition of a minimum pension liability at the end of 2003 and the prior two year-ends, which in total reduced Shareholders' equity by $424 at the end of 2003.

Eaton has credit facilities of $650, of which $400 expire in April 2005 and the remaining $250 in May 2008. On October 22, 2003, Fitch Ratings Services raised the Company's long-term debt rating from 'A-' to 'A' and its short-term debt rating from 'F2' to 'F1' or prime. Fitch also changed its outlook of the Company from 'positive' to 'stable'. On February 9, 2004, Standard & Poor's (S&P) Ratings Services revised its outlook on Eaton from negative to positive. At the same time, all ratings on the Company were affirmed. S&P rates the Company's long-term debt 'A-'and its short-term debt 'A1'. S&P indicated the action was taken because of the better-than-expected operating performance and cash flow generation in 2003, particularly in the second half, which has resulted in a dramatic improvement in credit measures. S&P stated that sustained improvement may lead to higher ratings.

In July 2003, the Company increased the quarterly cash dividend per Common Share from $.22 to $.24 per Common Share, a 9% increase. On January 21, 2004, in light of strong results for 2003 and growing momentum in many of its markets, Eaton took the following actions: 1) the Company's Common Shares were split two-for-one effective February 23, 2004; 2) the quarterly dividend on the shares was increased by 12.5%, from $.24 per share to $.27 per share (after adjustment for the stock split); 3) cash of $75 was contributed to the Company's qualified pension plans in the United States; 4) a plan was initiated to repurchase 4.2 million Common Shares to offset the shares issued during 2003 from the exercise of stock options. In addition, the Company now intends, depending upon circumstances, to purchase additional shares to help offset dilution resulting from shares issued as a result of stock options exercised over the course of 2004. In 2004, the increase in the cash dividend is expected to require cash of approximately $25 compared to 2003. The cash required to repurchase shares is dependent on the market price for the shares purchased. Assuming the market price of the shares purchased is the same as the market price of the shares at year-end 2003 of $54 per share, the repurchase of 4.2 million shares is expected to required cash of $227.

OUTLOOK FOR 2004
----------------

As Eaton surveyed its end markets in January 2004, it anticipated growth of approximately 4% for full year 2004. The Company also expects to outgrow its end markets by 2 to 3%. Additional growth of 1% is expected from the full year impact of the Delta electrical acquisition, the joint venture established during 2003 with Caterpillar Inc., and the new joint ventures with Shaanxi Fast Gear and Senstar in China. The Company's guidance for net income per share for 2004 is $3.15 to $3.30 after restructuring charges of $.10 per share, with the first quarter in the range of $.72 to $.77 after restructuring charges of $.03 per share.

Eaton expects the recovery in Fluid Power's traditional mobile and industrial hydraulics markets that began in late 2003 will gather steam during 2004, resulting in the first year of growth in these markets since 2000. However, the Company foresees no growth in commercial aerospace during 2004, with modest growth occurring in defense aerospace.

The growth in end markets for Electrical in fourth quarter 2003 is anticipated to accelerate over the course of 2004, with modest growth anticipated for the year as a whole.

For 2004, Automotive's markets are expected to be flat for both NAFTA and European automotive production. Based on new product wins already awarded, the Company believes it will outgrow these end markets as it did during 2003.

In Truck, Eaton believes that production in the first quarter of 2004 will be about 55,000 units, with growth accelerating as the year progresses. For all of 2004, the Company believes that the NAFTA heavy-duty market is likely to total 240,000 units.

FORWARD-LOOKING STATEMENTS
--------------------------

This Annual Report to Shareholders contains forward-looking statements concerning the first quarter 2004 and full year 2004 net income per share, Eaton's worldwide markets, growth in relation to end markets, growth from acquisitions and joint ventures, volumes from new business awards, capital expenditures and the repurchase of shares. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for Eaton's business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; acquisitions and divestitures; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

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

Impairment of Long-Lived Assets
-------------------------------

As a result of the adoption of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" in 2002, goodwill and indefinite life intangible assets must be reviewed for impairment, in accordance with the specified methodology. Further, goodwill, intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and other intangible assets totaled $2.6 billion at the end of 2003 and represented 32% of total assets. These assets resulted primarily from the $1.1 billion acquisition of the electrical distribution and controls business unit of Westinghouse in 1994, and the $1.6 billion acquisition of Aeroquip-Vickers in 1999. As required by SFAS No. 142, Eaton completed the annual impairment tests for goodwill and indefinite life intangible assets in 2003 and 2002. These tests confirmed that the fair value of the Company's reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized upon adoption of SFAS No. 142 or for the years ended December 31, 2002 and 2003. These businesses have a long history of operating success and profitability and hold leading market positions in the majority of their product lines. Their products are not subject to rapid technological or functional obsolescence, which should result in continuous strong demand for products for many years and, accordingly, support the book values of the goodwill and intangible assets related to these businesses.

Deferred Income Tax Assets & Liabilities
----------------------------------------

Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities, and for certain United States income tax credit carryforwards. Recorded deferred income tax assets and liabilities are described in detail in "Income Taxes" in the Notes to the Consolidated Financial Statements. Significant factors considered by management in the determination of the probability of the realization of deferred tax assets include historical operating results, expectations of future earnings and taxable income, and the extended period of time over which other postretirement health care liabilities will be paid. Management believes there is a low probability of the realization of deferred tax assets related to tax loss carryforwards at certain international operations and certain foreign tax credit carryforwards. Therefore, a valuation allowance of $74 has been recognized for the full value of these deferred tax assets.

Pension & Other Postretirement Benefit Plans
--------------------------------------------

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

At the end of 2002, certain key assumptions used to calculate pension and other postretirement benefit expense were adjusted, including the lowering of the assumed return on pension plan assets from 10.00% to 8.75% and the discount rate from 7.25% to 6.75%. The changes in these assumptions, coupled with the effect of the decline over the last several years in the market value of equity investments held by Eaton's pension plans, resulted in increased pretax expense of $66 in 2003 compared to 2002. At the end of 2003, the discount rate was lowered to 6.25%. This change, again coupled with the effect of the decline over the last several years in the market value of equity investments held by Eaton's pension plans, are expected to result in increased pension and other postretirement benefit expense of approximately $31 in 2004 over 2003. A one-percentage point change in the assumed rate of return on pension plan assets from 8.75% is estimated to have approximately a $20 effect on pension expense. Likewise, a one-percentage point change in the discount rate from 6.25% is estimated to have approximately a $32 effect on pension expense. Information related to changes in key assumptions used to recognize expense for other postretirement benefit plans is found in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

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

Contingencies
-------------

Eaton is subject to a broad range of claims, administrative proceedings, and legal proceedings, such as lawsuits that relate to contractual allegations, patent infringement, personal injuries (including asbes-tos claims) and employment-related matters. Although it is not pos-sible to predict with certainty the outcome or cost of these matters, the Company believes that these matters will not have a material ad-verse effect on its financial position, results of operations or cash flows.

Stock Options Granted to Employees & Directors
----------------------------------------------

In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", was issued by the Financial Accounting Standards Board. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition when a company voluntarily changes to the fair-value-based method of recognizing expense in the income statement for stock-based employee compensation, including stock options granted to employees and directors. As allowed by SFAS No. 123, Eaton has adopted the disclosure-only provisions of the Standard and does not recognize expense for stock options granted to employees.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

In fourth quarter 2003, Eaton adopted Financial Accounting Standards Board Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities". The adoption of FIN No. 46 had no effect on the Company's financial statements. Eaton does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons known as "special purpose entities" (SPEs). In the ordinary course of business, the Company leases certain real properties and equipment, as described in "Lease Commitments" in the Notes to the Consolidated Financial Statements. Transactions with related parties are in the ordinary course of business, are conducted on an arm's-length basis, and are not material to Eaton's financial position, results of operations or cash flows.

MARKET RISK DISCLOSURE & CONTRACTUAL OBLIGATIONS
------------------------------------------------

To manage exposure to fluctuations in foreign currencies, interest rates and commodity prices, Eaton uses straightforward, non-leveraged, financial instruments for which quoted market prices are readily available from a number of independent services.

The Company is exposed to various changes in financial market conditions, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. Eaton manages exposure to such risks through normal operating and financing activities.

Interest rate risk can be measured by calculating the near-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. A 100 basis point increase in short-term interest rates would increase the Company's net, pretax interest expense by approximately $4.

Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company's financial liabilities would change as a result of movements in interest rates. Based on a hypothetical, immediate 100 basis point decrease in interest rates at December 31, 2003, the market value of the Company's debt and interest rate swap portfolio, in aggregate, would increase by $79.

Foreign currency risk is the risk that Eaton will incur economic losses due to adverse changes in foreign currency exchange rates. The Company mitigates foreign currency risk by funding some investments in foreign markets through local currency financings. Such non-U.S. Dollar debt was $310 at December 31, 2003. To augment Eaton's non-U.S. Dollar debt portfolio, the Company also enters into forward foreign exchange contracts from time to time to mitigate the risk of economic loss in its foreign investments due to adverse changes in exchange rates. At December 31, 2003, the aggregate balance of such contracts was $138. Eaton also monitors exposure to transactions denominated in currencies other than the functional currency of each country in which the Company operates, and periodically enters into forward contracts to mitigate that exposure. In the aggregate, Eaton's portfolio of forward contracts related to such transactions was not material to its financial position, results of operations or cash flows during 2003.

The Company does not hedge commodity prices via the derivatives markets to any significant extent.

Other than the above noted debt and financial derivative arrangements, there were no material derivative instrument transactions in place or undertaken during 2003.

A summary of contractual obligations as of December 31, 2003 follows:

                                       Payments due by period
                               ------------------------------------------
                                          2005     2007
                                           to       to
                                 2004     2006     2008    After    Total
                                 ----     ----     ----    -----    -----
Long-term debt                 $  257   $  259   $  306   $1,086   $1,908
Operating leases                   89      123       60       13      285
Purchase obligations              272       70       26       34      402
Other long-term liabilities       114       26       27       23      190
                               ------   ------   ------   ------   ------
                               $  732   $  478   $  419   $1,156   $2,785
                               ======   ======   ======   ======   ======

Long-term debt includes obligations under capital leases that are not material. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders and commitments under ongoing service arrangements. Other long-term liabilities include $101 of voluntary contributions to pension plans in 2004 and $89 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date.

RESULTS OF OPERATIONS - 2002 COMPARED TO 2001
---------------------------------------------

                                              (Decrease)
                               2002     2001   Increase
                              -----    -----  ----------
Net sales                    $7,209   $7,299     (1)%
Net income                      281      169      66%
Net income per Common
  Share assuming dilution    $ 1.96   $ 1.20      63%

Sales in 2002 were slightly below 2001, a reflection of difficult global economic conditions. Despite the market conditions, sales increased by 1%, after excluding the impact of the divestitures of the Navy Controls business in third quarter 2002 and the Vehicle Switch/ Electronics Division (VS/ED) in first quarter 2001.

Net income in 2002 included restructuring charges of $.33 per Common Share compared to $.60 per share in 2001. The increase in net income in 2002 was primarily the result of the benefits of restructuring actions taken in 2002 and prior years, which generated $130 of savings in 2002. The increase also reflected lower restructuring charges in 2002; reduced amortization expense in 2002 of $.44 per share related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, which ceased the amortization of goodwill and indefinite life intangible assets recorded in connection with current and previous business acquisitions; and a lower effective income tax rate in 2002. Offsetting these positive effects on income was increased pension expense and other postretirement benefit expense in 2002 of $.26 per share and reduced gains on the sales of businesses of $.06 per share in 2002.

Net Sales by Business Segment
-----------------------------

                                 (Decrease)
                 2002     2001    Increase
                 ----     ----    --------
Fluid Power    $2,456   $2,507      (2)%
Electrical      1,993    2,199      (9)%
Automotive      1,594    1,479        8%
Truck           1,166    1,029       13%
               ------   ------
               $7,209   $7,214        -
               ======   ======

Sales of Fluid Power and Electrical were down due to weakness in end markets served by these segments. Automotive's sales reflected the continued strength of the North American and European automobile market. Truck's sales grew due to purchases of heavy-trucks in North America in advance of new engine emission requirements effective in fourth quarter 2002. The operating results of each business segment are further discussed below.

Results by Geographic Region
----------------------------

                                Net sales              Operating profit
                       --------------------------   -----------------------
                                       (Decrease)
                         2002     2001  Increase    2002    2001   Increase
                         ----     ----  --------    ----    ----   --------
United States          $5,605   $5,677    (1)%      $483    $414      17%
Canada                    185      177      4%        15      11      36%
Europe                  1,110    1,108      -         65      (5)      -
Latin America             403      406    (1)%        45      37      22%
Asia/Pacific region       358      310     15%        43      19     126%
Eliminations             (452)    (464)
                       ------   ------              ----    ----
                       $7,209   $7,214      -       $651*   $476*     36%
                       ======   ======              ====    ====

*A reconciliation of operating profit to net income is included in "Business Segment Information" in the Notes to the Consolidated Financial Statements.

After excluding the impact of the divestitures of businesses in 2002 and 2001, sales in the United States increased primarily as a result of continued strong performance in Automotive and the growth in sales of Truck. Higher operating profit in the United States primarily resulted from the benefits of restructuring actions taken in recent years and lower related charges in 2002. Sales in Canada, Europe, and Latin America were all flat compared to 2001, as these economies remained weak. Profits in Europe were higher due to lower restructuring charges in Truck in 2002 and the benefits of restructuring actions taken in prior years. Sales and operating profit in the Asia/Pacific region rose primarily due to improved performance of Fluid Power, Automotive and Truck operations in this region.

As the weak economic conditions of 2001 continued into 2002, Eaton undertook additional restructuring actions to further reduce fixed operating costs across business segments and certain corporate functions. During 2002, $62 of restructuring charges were recorded, including $26 for Fluid Power, $16 for Electrical, $1 for Automotive, $16 for Truck and $3 for Corporate. These compared to similar restructuring charges of $119 in 2001 including $22 for Fluid Power, $30 for Electrical, $55 for Truck and $12 for Corporate. In addition, corporate charges of $10 in each of 2002 and 2001 were recorded which related to non-operating activities. On an after-tax basis, these restructuring and other charges reduced net income for 2002 by $47 ($.33 per Common Share) and for 2001 by $86 ($.60 per share). Restructuring charges in 2002 and 2001 reduced Operating profit of the related business segment or were included in Corporate expense-net, as appropriate. In the Statements of Consolidated Income, the restructuring charges were included in Cost of products sold or Selling & administrative expense, as appropriate. The other corporate charges were included in the Statements of Consolidated Income in Other (income) expense-net. In Business Segment Information, the charges were included in Corporate expense-net.

Results for 2002 were favorably impacted by the adoption of SFAS No. 142, which ceased the amortization of goodwill and indefinite life intangible assets recorded in connection with current and previous business acquisitions. This accounting change increased pretax income for 2002 by $73 ($63 after-tax, or $.44 per Common Share) compared to 2001. Income for 2002 was reduced by $57 ($37 after-tax, or $.26 per share) compared to 2001 due to increased pension expense and other postretirement benefit expense due to the effect of the decline over the last several years in the market value of equity investments held by Eaton's pension plans and lower discount rates associated with determining pension and other postretirement benefit liabilities.

In third quarter 2002, the Navy Controls business was sold, which resulted in a pretax gain of $18 ($13 after-tax, or $.09 per Common Share). During 2001, VS/ED, the Air Conditioning and Refrigeration business and certain assets of Automotive and Truck businesses were sold. The sales of businesses in 2001 resulted in a net pretax gain of $61 ($22 after-tax, or $.15 per share). The gains for both years are reported as a separate line item in the Statements of Consolidated Income and Business Segment Information. In Business Segment Information, the operating results of VS/ED are included in divested operations.

The effective income tax rate for 2002 was 29.5% compared to 39.4% for 2001. The higher rate in 2001 was primarily the result of the tax effect of book/tax basis differences related to businesses sold in first quarter 2001 and the amortization of non-deductible goodwill in 2001. Excluding the negative tax consequences related to the sales of businesses and non-deductible goodwill in 2001, the effective tax rate for 2001 was 28.2% compared to 29.5% in 2002. The change in the effective income tax rates in 2002 compared to 2001 is further explained in "Income Taxes" in the Notes to the Consolidated Financial Statements.

Fluid Power
-----------

                                     (Decrease)
                      2002     2001   Increase
                      ----     ----   --------
Net sales           $2,456   $2,507      (2%)
Operating profit       187      183       2%

Fluid Power's end markets showed no growth in 2002 compared to 2001, with North American fluid power industry shipments down about 2%, commercial aerospace markets off about 17%, and defense aerospace markets up by 27%.

In spite of general weakness in end markets, operating profit in 2002 was higher than 2001, primarily the result of the benefits of aggressive restructuring actions taken to resize this business in prior periods. Restructuring charges recognized in 2002 were $26 compared to $22 in 2001. Operating profit of Fluid Power in 2002 represented a return on sales of 7.6%, which was reduced by 1.1% due to restructuring charges, compared to 7.3% in 2001, which was reduced by .9% due to restructuring charges.

During second quarter 2002, Eaton purchased the remaining 40% interest in its hydraulics systems joint venture company, Jining Eaton Hydraulics Company, Ltd., located in Jining, China.

In 2002, the Company announced it had been selected to receive $84 in business as a result of the U.S. Air Force's decision to purchase an additional 60 C-17 cargo aircraft in 2004 through 2007. During 2002, Eaton also announced a multi-year contract with Airbus to provide products for hydraulic fluid conveyance in the new Airbus 380, the world's largest commercial aircraft. The contract has potential revenue of $70 over the next 20 years. This was the second contract awarded to the Company for the A380, with the combined contracts expected to generate revenues of approximately $270 over the next 20 years. Additionally, during 2002, the Company was awarded a multi-year contract by BMW to provide fluid hose assemblies for two major automobile production models. This contract is expected to have revenues in excess of $150 over the next six years.

Electrical
----------

                      2002     2001   Decrease
                      ----     ----   --------
Net sales           $1,993   $2,199      (9%)
Operating profit       149      163      (9%)

Sales for Electrical in 2002 were down 9%, but only down 7% after adjusting for the impact of selling the Navy Controls business at the start of third quarter 2002. End markets for the electrical business weakened during the year, with an estimated 9% decline in the North American markets for this business compared to 2001. The long-cycle, large-project portion of this business, which is tied to commercial construction, continued to soften during the year.

The decline in operating profit was primarily the result of declining sales volume due to weak market conditions in most of the sectors this segment serves and the effects of product mix. Restructuring charges recorded in 2002 were $16 compared to $30 in 2001. Operating profit of Electrical in 2002 represented a return on sales of 7.5%, which was reduced by .8% due to restructuring charges, compared to 7.4% in 2001, which was reduced by 1.4% due to restructuring charges.

During second quarter 2002, Electrical announced the formation of its new Performance Power Solutions organization, created to expand the Company's position in the power quality and assurance market.

Automotive
----------

                      2002     2001     Increase
                      ----     ----     --------
Net sales           $1,594   $1,479         8%
Operating profit       225      194        16%

Automotive's continued strong performance was due to sales growth that considerably outpaced its end markets. Compared to 2001, NAFTA automotive production was up 6% to 16.7 million units, while European production decreased 2% to 18.0 million units. The heavy investments Eaton has made in new product development over the last several years delivered strong results, as this segment has been able to accelerate the pace of new product introductions and gain market share.

The increase in operating profit was primarily the result of the increase in sales during 2002. The segment recorded $1 of restructuring charges in 2002 while none were recorded in 2001. Operating profit of Automotive in 2002 represented a return on sales of 14.1%, which was reduced by .1% due to restructuring charges, compared to 13.1% in 2001.

In 2002, Eaton announced the acquisition, from McLaren Performance Technologies, of the technology, trademarks, and engineering assets related to the Gerodisc(TM) product line. The addition of this product line to the Company's existing products broadens the product range sold to the light-duty automotive differential market. During the year, the Company also increased its investment to 49% in Cyltec, an associate company that manufactures cylinder heads for the light vehicle market in North America. In late 2002, Eaton won a contract from the Chrysler Group to provide electronic differentials for the front and rear axles of a future vehicle platform.

Progress was made in growing Eaton's supercharger business in 2002. Delivery began in 2002 of a high-efficiency supercharger for use with the new M-271 engine program of Mercedes. The Company is providing superchargers, intake and exhaust valves, roller rocker arms and lash adjusters for the M-271 program.

Truck
-----

                            2002     2001   Increase
                            ----     ----   --------
Net sales                 $1,166   $1,029      13%
Operating profit (loss)       90      (64)      -

In Truck, sales in the North American heavy-duty truck market were higher in the second and third quarters of 2002 than 2001, spurred by purchases of heavy-duty trucks in North America in advance of new engine emission requirements effective in fourth quarter 2002. NAFTA heavy-duty truck production was up 24% in 2002 to 181,000 units, NAFTA medium-duty truck production was flat, European truck production was down 6%, and South American production decreased by 12%.

The positive impact of the extensive restructuring actions in this segment over the last two years can be seen in the $115 of increased profit before restructuring costs in 2002 on increased sales of $137. Restructuring charges recorded in 2002 were $16 compared to $55 in 2001. Operating profit of Truck in 2002 represented a return on sales of 7.7%, which was reduced by 1.4% due to restructuring charges.

During 2002, Eaton announced two new contracts in South America with Volvo and AGCO to supply transmissions for heavy-duty trucks and farm tractors. These contracts are expected to generate more than $190 of sales over the next eight years.

Corporate
---------

Results for 2002 were impacted favorably by the adoption of SFAS No. 142, which ceased the amortization of goodwill and indefinite life intangible assets recorded in connection with current and previous business acquisitions. This accounting change resulted in a $73 reduction in amortization expense in 2002 compared to 2001.

Net interest expense of $104 in 2002 decreased by $38 compared to 2001. The decrease was primarily related to the reduction in debt of $352 from the end of 2001 to the end of 2002, as well as a reduction of interest rates in 2002.

Corporate expense-net was $143 in 2002 compared to $29 in 2001. The increase was primarily the result of increased pension expense and other postretirement benefit expense of $57 in 2002 compared to 2001. This increase was due to the effect of the decline over the last several years in the market value of equity investments held by Eaton's pension plan, coupled with lower discount rates associated with determining pension and other postretirement benefit liabilities. The increase also reflected other corporate expenses including profits owed to minority interests in subsidiaries, foreign currency costs, environmental and legal costs, as well as other accruals.

QUARTERLY DATA
--------------

(Unaudited)

                                                Quarter ended in 2003                    Quarter ended in 2002
                                       --------------------------------------   --------------------------------------
(Millions except for per share data)   Dec. 31   Sept. 30   June 30   Mar. 31   Dec. 31   Sept. 30   June 30   Mar. 31
                                       -------   --------   -------   -------   -------   --------   -------   -------
Net sales                               $2,083     $2,026    $2,027    $1,925    $1,775     $1,830    $1,881    $1,723
Gross margin                               578        547       529       510       469        514       517       437
  Percent of sales                          28%        27%       26%       26%       26%        28%       27%       25%
Income before income taxes                 145        142       122        99        92        132       127        48
Net income                                 114        107        93        72        67         93        88        33

Net income per Common Share
---------------------------
Assuming dilution                       $  .72     $  .69    $  .64    $  .50    $  .47     $  .65    $  .61    $  .23
Basic                                      .74        .70       .64       .51       .48        .66       .62       .24

Cash dividends paid per Common Share    $  .24     $  .24    $  .22    $  .22    $  .22     $  .22    $  .22    $  .22

Market price per Common Share
-----------------------------
High                                    $54.70     $47.72    $42.60    $40.50    $40.15     $36.97    $43.56    $41.99
Low                                      44.58      38.74     34.70     33.01     29.55      29.92     34.53     32.95

Net income per Common Share, average number of shares outstanding, cash dividends paid per share and market price per share have been restated to give effect to the two-for-one stock split effective February 23,2004.

EIGHT-YEAR CONSOLIDATED FINANCIAL SUMMARY
-----------------------------------------


(Millions except for per share data)               2003     2002     2001     2000     1999     1998     1997     1996
                                                   ----     ----     ----     ----     ----     ----     ----     ----
Continuing operations
---------------------
Net sales                                        $8,061   $7,209   $7,299   $8,309   $8,005   $6,358   $7,104   $6,515
Income before income taxes                          508      399      278      552      943      616      730      428
Income after income taxes                           386      281      169      363      603      430      526      305
  Percent of net sales                              4.8%     3.9%     2.3%     4.4%     7.5%     6.7%     7.4%     4.7%
Extraordinary item - redemption of debentures                                                             (54)
Income (loss) from discontinued operations                                      90       14      (81)     (62)      44
                                                 ------   ------   ------   ------   ------   ------   ------   ------
Net income                                       $  386   $  281   $  169   $  453   $  617   $  349   $  410   $  349
                                                 ======   ======   ======   ======   ======   ======   ======   ======
Net income per Common Share assuming dilution
---------------------------------------------
Continuing operations                            $ 2.56   $ 1.96   $ 1.20   $ 2.50   $ 4.08   $ 2.96   $ 3.36   $ 1.94
Extraordinary item                                                                                       (.35)
Discontinued operations                                                        .62      .10     (.56)    (.39)     .29
                                                 ------   ------   ------   ------   ------   ------   ------   ------
                                                 $ 2.56   $ 1.96   $ 1.20   $ 3.12   $ 4.18   $ 2.40   $ 2.62   $ 2.23
                                                 ======   ======   ======   ======   ======   ======   ======   ======
Average number of Common Shares outstanding       150.5    143.4    141.0    145.2    147.4    145.4    156.4    156.4

Net income per Common Share basic
---------------------------------
Continuing operations                            $ 2.61   $ 1.99   $ 1.22   $ 2.53   $ 4.16   $ 3.01   $ 3.42   $ 1.96
Extraordinary item                                                                                       (.35)
Discontinued operations                                                        .63      .10     (.56)    (.40)     .29
                                                 ------   ------   ------   ------   ------   ------   ------   ------
                                                 $ 2.61   $ 1.99   $ 1.22   $ 3.16   $ 4.26   $ 2.45   $ 2.67   $ 2.25
                                                 ======   ======   ======   ======   ======   ======   ======   ======
Average number of Common Shares outstanding       147.9    141.2    138.8    143.6    145.0    142.8    153.6    154.8

Cash dividends paid per Common Share             $  .92   $  .88   $  .88   $  .88   $  .88   $  .88   $  .86   $  .80
----------------------------------------------------------------------------------------------------------------------

Total assets                                     $8,223   $7,138   $7,646   $8,180   $8,342   $5,570   $5,497   $5,290
Long-term debt                                    1,651    1,887    2,252    2,447    1,915    1,191    1,272    1,062
Total debt                                        1,953    2,088    2,440    3,004    2,885    1,524    1,376    1,092
Shareholders' equity                              3,117    2,302    2,475    2,410    2,624    2,057    2,071    2,160
Shareholders' equity per Common Share            $20.37   $16.30   $17.80   $17.64   $17.72   $14.34   $13.86   $14.00
Common Shares outstanding                         153.0    141.2    139.0    136.6    148.0    143.4    149.4    154.2
----------------------------------------------------------------------------------------------------------------------

Net income per Common Share, average number of shares outstanding, cash dividends paid per share and shares outstanding have been restated to give effect to the two-for-one stock split effective February 23, 2004.

                                Eaton Corporation
                         2003 Annual Report on Form 10-K
                                  Exhibit Index

Exhibits

         3(a) Amended Articles of Incorporation (amended and restated as of April 27, 1994) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

         3(b)     Amended Regulations (amended and restated as of April 26,
                  2000) - Incorporated by reference to the Form 10-Q for the six months ended June 30, 2000

         4(a) Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long- term debt)

         4(b) Rights Agreement (Dated as of June 28, 1995) - Incorporated by reference to Registration Statement 333-74355 filed on March 12, 1999

         10 Material contracts - Each of the following is either a management contract or a compensatory plan or arrangement:

                  (a) Deferred Incentive Compensation Plan (amended and restated as of March 31, 2000) - Incorporated by reference to the Form 10-K for the year ended December 31, 2000

                  (b) Executive Strategic Incentive Plan I (Amended and Restated as of January 1, 2001) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (c) Group Replacement Insurance Plan (GRIP), effective as of June 1, 1992 - Incorporated by reference to the Form 10-K for the year ended December 31, 1992

                  (d) 1991 Stock Option Plan - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (e) 1995 Stock Plan - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (f) Incentive Compensation Deferral Plan (amended and restated as of October 1, 1997) - Incorporated by reference to the Form 10-K for the year ended December 31, 2000

                  (g) Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (h) Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (i) Limited Eaton Service Supplemental Retirement Income Plan (amended and restated as of January 1, 2003) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (j) Supplemental Benefits Plan (amended and restated as of January 1, 1989) (which provides supplemental retirement benefits) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (k) Excess Benefits Plan (Amended and Restated Effective January 1, 1989) (with respect to Section 415 limitations of the Internal Revenue Code) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (l) Executive Incentive Compensation Plan (Effective as of January 1, 2003) - Filed in conjunction with this Form 10-K

                  (m) Plan for the Deferred Payment of Directors' Fees (Originally adopted in 1985 and amended effective as of September 24, 1996 and January 28, 1998) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (n) Plan for the Deferred Payment of Directors' Fees (Originally adopted in 1980 and amended and restated in 1989 and 1996) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (o) 1996 Non-Employee Director Fee Deferral Plan (amended and restated as of October 22, 2002) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (p) Trust Agreement - Outside Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (q) Trust Agreement - Officers and Employees (dated December 6, 1996) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (r) 1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

                  (s) 2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

                  (t) Executive Strategic Incentive Plan II (Effective as of January 1, 2001) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (u)      Vehicle Allowance Program (Effective as of January 1,
                           2003) - Filed in conjunction with this Form 10-K

         12 Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K

         14 Code of Ethics - Incorporated by reference to the definitive Proxy Statement to be filed on or about March 15, 2004

         21 Subsidiaries of Eaton Corporation - Filed in conjunction with this Form 10-K

         23 Consent of Independent Auditors - Filed in conjunction with this Form 10-K

         24       Power of Attorney - Filed in conjunction with this Form 10-K

         31.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K

         31.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K

         32.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K

         32.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K