Form 10-Q
period 2004-03-31
EATON CORP
filed 2004-05-07
CIK 31277

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2004

                      Commission file number 1-1396

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]

There were 150.6 million Common Shares outstanding as of March 31, 2004.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------

Eaton Corporation
Statements of Consolidated Income

                                                            Three months ended
                                                                  March 31
                                                           ---------------------
(Millions except for per share data)                        2004           2003
                                                            ----           ----
Net sales                                                  $2,238         $1,925

Cost of products sold                                       1,621          1,415
Selling & administrative expense                              361            329
Research & development expense                                 60             55
Interest expense-net                                           19             24
Other (income) expense-net                                      4              3
                                                           ------         ------
Income before income taxes                                    173             99
Income taxes                                                   39             27
                                                           ------         ------
Net income                                                 $  134         $   72
                                                           ======         ======

Net income per Common Share assuming dilution              $ 0.85         $ 0.50
Average number of Common Shares outstanding                 157.1          144.2

Net income per Common Share basic                          $ 0.87         $ 0.51
Average number of Common Shares outstanding                 153.1          142.3

Cash dividends paid per Common Share                       $ 0.27         $ 0.22

Net income per Common Share, average number of Common Shares outstanding and cash dividends paid per Common Share have been adjusted retroactively to reflect the two-for-one stock split effective February 23, 2004.

See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets

                                                           Mar. 31,      Dec. 31,
(Millions)                                                   2004          2003
                                                             ----          ----
ASSETS
Current assets
--------------

Cash                                                        $   65        $   61
Short-term investments                                         514           804
Accounts receivable                                          1,399         1,190
Inventories                                                    751           721
Deferred income taxes & other current assets                   330           317
                                                            ------        ------
                                                             3,059         3,093
Property, plant & equipment-net                              2,030         2,076
Goodwill                                                     2,086         2,095
Other intangible assets                                        541           541
Deferred income taxes & other assets                           477           418
                                                            ------        ------
                                                            $8,193        $8,223
                                                            ======        ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
-------------------

Short-term debt & current portion of long-term debt         $  300        $  302
Accounts payable                                               630           526
Accrued compensation                                           176           204
Accrued income & other taxes                                   295           298
Other current liabilities                                      811           796
                                                            ------        ------
                                                             2,212         2,126
Long-term debt                                               1,662         1,651
Postretirement benefits other than pensions                    632           636
Pensions & other liabilities                                   644           693
Shareholders' equity                                         3,043         3,117
                                                            ------        ------
                                                            $8,193        $8,223
                                                            ======        ======

See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

                                                           Three months ended
                                                                 March 31
                                                           -------------------
(Millions)                                                  2004          2003
                                                            ----          ----
Net cash provided by (used in) operating activities
---------------------------------------------------

Net income                                                 $ 134         $  72
Adjustments to reconcile to net cash provided
  by operating activities
    Depreciation & amortization                              100            98
    Changes in operating assets & liabilities,
      excluding acquisitions & sales of businesses          (171)         (204)
    Contribution to U.S. qualified pension plans             (75)
    Other-net                                                 39            30
                                                           -----         -----
                                                              27            (4)
                                                           -----         -----
Net cash provided by investing activities
-----------------------------------------

Expenditures for property, plant & equipment                 (49)          (43)
Acquisitions of businesses, less cash acquired               (16)         (219)
Net decrease in short-term investments                       291           314
Other-net                                                    (10)          (10)
                                                           -----         -----
                                                             216            42
                                                           -----         -----
Net cash used in financing activities
-------------------------------------

Borrowings with original maturities of less
  than three months-net                                       (3)          (29)
Cash dividends paid                                          (41)          (31)
Proceeds from exercise of employee stock options              55             6
Purchase of Common Shares                                   (250)            -
                                                           -----         -----
                                                            (239)          (54)
                                                           -----         -----
Total increase (decrease) in cash                              4           (16)
Cash at beginning of period                                   61            75
                                                           -----         -----
Cash at end of period                                      $  65         $  59
                                                           =====         =====

See accompanying notes.

Notes To Condensed Consolidated Financial Statements
----------------------------------------------------

Dollars in millions, except for per share data (per share data assume dilution)

Preparation of Financial Statements
-----------------------------------

The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

Two-For-One Stock Split
-----------------------

On January 21, 2004, Eaton announced a two-for-one split of the Company's Common Shares effective in the form of a 100% stock dividend. The record date for the stock split was February 9, 2004, and it was distributed on February 23, 2004. Accordingly, all per share amounts, average shares outstanding, and shares outstanding have been adjusted retroactively to reflect the stock split.

Subsequent Event
----------------

On April 27, 2004, Eaton announced it signed an agreement with Invensys plc to purchase its power systems business, Powerware Corporation, for $560 in cash. The transaction is expected to close by the end of second quarter 2004, following regulatory review and the approval of Invensys shareholders. Powerware, based in Raleigh, N.C., is a global market leader in Uninterruptible Power Systems (UPS), DC power products, and power quality services. Powerware had estimated revenues of $775 for the year ended March 31, 2004 and has operations in the United States, Europe and in the Asia/Pacific area that provide products and services that are utilized by computer manufacturers, industrial companies, governments, telecommunications firms, medical institutions, data centers and other businesses. Powerware offers a full line of UPS products (three-phase and single-phase) and DC power systems, power management software, remote monitoring, integration services and site support. This business will be included in the Electrical segment. Eaton expects to finance this acquisition principally with cash on hand at closing, supplemented as needed with short-term debt.

Acquisition of Business
-----------------------

On January 31, 2003, Eaton acquired the electrical division of Delta plc for approximately $215. First quarter 2003 includes only two months of sales and operating results for this business. This business has operations in Europe and in the Asia/Pacific area and had sales of $326 in 2002. This business is included in the Electrical segment.

Restructuring Charges
---------------------

In 2004 and 2003, Eaton incurred restructuring charges related primarily to the integration of the Boston Weatherhead fluid power business acquired in November 2002 and the electrical division of Delta plc acquired in January 2003. A summary of these charges follows:

                        Three months ended
                             March 31
                        ------------------
                          2004       2003
                          ----       ----
Fluid Power              $   1      $   5
Electrical                   5          1
                         -----      -----
                             6          6
Corporate                    -          1
                         -----      -----
Total pretax charges     $   6      $   7
                         =====      =====
After-tax charges        $   4      $   5
Per Common Share         $0.03      $0.03

The restructuring charges are included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment or are included in Other corporate expense-net, as appropriate.

Utilization of restructuring charges for first quarter 2004 follows:

                              Plant
                          consolidation
                             & other
                          -------------
Balance remaining
  at December 31, 2003        $ 10
2004 charges                     6
Utilized in 2004                (8)
                              ----
Balance remaining
at March 31, 2004             $  8
                              ====

Retirement Benefit Plans
------------------------

Pretax income for first quarter 2004 was reduced by $4 ($3 after-tax, or $0.02 per Common Share) compared to first quarter 2003 due to increased pension and other postretirement benefit costs in 2004 resulting from the decline over the last several years in the market value of equity investments held by Eaton's pension plans, coupled with the effect of the lowering of discount rates associated with pension and other postretirement benefit liabilities at year-end 2003. Also, during January 2004 Eaton made a voluntary contribution of $75 to its United States qualified pension plans.

The components of benefit costs follow:

                                      Three months ended March 31
                                  -----------------------------------
                                                           Other
                                                      postretirement
                                  Pension benefits       benefits
                                  ----------------    --------------
                                   2004      2003      2004    2003
                                   ----      ----      ----    ----
Service cost                       $ 24      $ 24      $  4    $  4
Interest cost                        34        34        13      14
Expected return on plan assets      (45)      (47)        -       -
Other                                 7         1         2       2
                                   ----      ----      ----    ----
                                     20        12        19      20
Settlement loss                       7        10         -       -
                                   ----      ----      ----    ----
                                   $ 27      $ 22      $ 19    $ 20
                                   ====      ====      ====    ====

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the
Act) was passed on December 8, 2003, subsequent to the November 30 measurement of the Company's other postretirement benefit plans. The Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide "actuarially equivalent" prescription plans.

In accordance with Financial Accounting Standards Board (FASB) Staff Position FAS 106-1, Eaton has elected not to defer accounting for the effect of the Act and adopted the accounting guidance in FAS 106-1 in first quarter 2004. As a result, in first quarter 2004 the accumulated postretirement benefit obligation decreased by $51, with an offsetting change in unrecognized net actuarial loss. The reduction in the accumulated postretirement benefit obligation is attributable to the federal subsidy and an expected reduction in the number of retirees electing coverage under the Company's other postretirement benefit plans. The Act will reduce other postretirement benefit costs by $6 in 2004, comprised of $3 of service and interest cost and $3 of amortization of unrecognized net actuarial loss. A prescription drug benefit plan must be "actuarially equivalent" in order to qualify for the subsidy. While the United States Department of Health and Human Services has not yet defined the tests for "actuarially equivalent" prescription plans, Eaton has certain plans that are non-contributory and that the Company believes will satisfy the actuarially equivalence test and will receive the subsidy. The reduction in the accumulated postretirement benefit obligation and ongoing net periodic other postretirement cost did not require a modification or amendment of the Company's benefit plans. However, if certain plans were amended, the Act could further reduce the accumulated postretirement benefit obligation and ongoing net periodic other postretirement cost. The FASB is in the process of developing specific authoritative guidance on accounting for the federal subsidy and that guidance, when issued, could require the Company to change previously reported financial information.

Income Taxes
------------

The effective income tax rate for first quarter 2004 was 22.5% compared to 27.0% for first quarter 2003 and 24.0% for full-year 2003. The lower rate in 2004 reflects many factors, including higher earnings in international tax jurisdictions with lower income tax rates and increased use of international tax credit carryforwards.

Repurchase of Common Shares
---------------------------

In January 2004, Eaton initiated a plan to repurchase 4.2 million of its Common Shares to offset the shares issued during 2003 from the exercise of stock options. During first quarter 2004, the shares were repurchased at a total cost of $250.

Net Income per Common Share
---------------------------

A summary of the calculation of net income per Common Share, based on the number of shares outstanding assuming dilution and the basic number of shares outstanding, follows (shares in millions):

                                          Three months ended
                                               March 31
                                         -------------------
                                          2004       2003
                                          ----       ----
Net income                               $  134     $   72
                                         ======     ======
Average number of Common Shares
  outstanding assuming dilution           157.1      144.2
Less dilutive effect of stock options       4.0        1.9
                                         ------     ------
Average number of Common Shares
outstanding basic                         153.1      142.3
                                         ======     ======
Net income per Common Share
  assuming dilution                      $ 0.85     $ 0.50
Net income per Common Share basic          0.87       0.51

Stock Options
-------------

Eaton has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation".
If the Company accounted for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

                                     Three months ended
                                           March 31
                                     ------------------
                                        2004      2003
                                        ----      ----
Net income
----------

As reported                           $  134    $   72
Stock-based compensation
  expense, net of income taxes            (3)       (3)
                                      ------    ------
Assuming fair-value-method            $  131    $   69
                                      ======    ======

Net income per Common Share
assuming dilution
---------------------------

As reported                           $ 0.85    $ 0.50
Stock-based compensation
  expense, net of income taxes         (0.02)    (0.02)
                                      ------    ------
Assuming fair-value-method            $ 0.83    $ 0.48
                                      ======    ======

Net income per Common Share basic
---------------------------------

As reported                           $ 0.87    $ 0.51
Stock-based compensation
  expense, net of income taxes         (0.02)    (0.02)
                                      ------    ------
Assuming fair-value-method            $ 0.85    $ 0.49
                                      ======    ======

Comprehensive Income
--------------------

Comprehensive income is as follows:

                                Three months ended
                                     March 31
                                ------------------
                                  2004      2003
                                  ----      ----
Net income                        $134      $ 72
Foreign currency translation         3         8
Cash flow hedges                    (2)        7
                                  ----      ----
Comprehensive income              $135      $ 87
                                  ====      ====

Inventories
-----------

The components of inventories follow:

                                    Mar. 31,    Dec. 31,
                                      2004        2003
                                      ----        ----
Raw materials                         $345        $301
Work-in-process & finished goods       440         452
                                      ----        ----
Inventories at FIFO                    785         753
Excess of FIFO over LIFO cost          (34)        (32)
                                      ----        ----
                                      $751        $721
                                      ====        ====

Business Segment Information
----------------------------

                                     Three months ended
                                          March 31
                                     ------------------
                                        2004      2003
                                        ----      ----
Net sales
---------
Fluid Power                           $  768    $  697
Electrical                               611       514
Automotive                               478       440
Truck                                    381       274
                                      ------    ------
                                      $2,238    $1,925
                                      ======    ======
Operating profit
----------------
Fluid Power                           $   81    $   58
Electrical                                45        32
Automotive                                69        62
Truck                                     61        22
                                      ------    ------
                                         256       174
Corporate
---------
Amortization of intangible assets         (6)       (6)
Interest expense-net                     (19)      (24)
Minority interest                         (3)       (3)
Pension & other postretirement
  benefit expense                        (18)      (14)
Other corporate expense-net              (37)      (28)
                                      ------    ------
Income before income taxes               173        99
Income taxes                              39        27
                                      ------    ------
Net income                            $  134    $   72
                                      ======    ======

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Dollars in millions, except for per share data (per share data assume dilution)

Two-For-One Stock Split
-----------------------

On January 21, 2004, Eaton announced a two-for-one split of the Company's Common Shares effective in the form of a 100% stock dividend. The record date for the stock split was February 9, 2004, and it was distributed on February 23, 2004. Accordingly, all per share amounts, average shares outstanding, and shares outstanding have been adjusted retroactively to reflect the stock split.

Overview of the Company
-----------------------

Eaton is a diversified industrial manufacturer that is a global leader in the design, manufacture and marketing of fluid power systems and services for industrial, mobile and aircraft equipment; electrical systems and components for power quality, distribution and control; automotive engine air management systems and powertrain controls for fuel economy; and intelligent drivetrain systems for fuel economy and safety in trucks. The principal markets for the Fluid Power, Automotive and Truck segments are original equipment manufacturers and after-market customers of aerospace products and systems, off-highway agricultural and construction vehicles, industrial equipment, passenger cars and heavy-, medium-, and light-duty trucks. The principal markets for the Electrical segment are industrial, construction, commercial, automotive and government customers. The Company had 51,000 employees at the end of first quarter 2004 and sells products to customers in more than 100 countries.

Highlights of Results for 2004
------------------------------

The Company's operating results for first quarter 2004 and 2003 are summarized as follows:

                              Three months ended March 31
                              ---------------------------
                                2004     2003   Increase
                                ----     ----   --------
Net sales                     $2,238   $1,925      16%
Net income                       134       72      86%
Net income per Common
  Share assuming dilution     $ 0.85   $ 0.50      70%

Net sales in first quarter 2004 were a new quarterly record. The Company achieved record levels of shipments in 2004 in spite of end markets being approximately 12% below the peak of several years ago. Eaton's end markets grew 6% in first quarter 2004 and, adjusting for the effects of foreign exchange, the Company outgrew its end markets by 4% during the quarter. Sales growth in 2004 also reflected increased sales resulting from recent business acquisitions and new joint ventures.

The increase in net income during first quarter 2004 was primarily due to higher sales and the benefits of restructuring actions taken in recent years. In addition, lower net interest expense and a reduction in the effective income tax rate helped the Company to post significantly higher net income in first quarter 2004. These increases were partially offset by higher costs for pensions and other postretirement benefits in first quarter 2004. As a result of actions taken in 2004 and 2003 to restructure operations and integrate acquired businesses, Eaton incurred restructuring charges of $0.03 per Common Share in each of first quarter 2004 and 2003. Business segment operating profit of $256 in first quarter 2004 was 11.4% of sales compared to 9.0% in first quarter
2003. Operating margins were reduced by 0.3% in 2004 and 0.4% in first quarter 2003, due to restructuring charges.

During first quarter 2004, cash generated from operating activities was $27. Before a $75 voluntary contribution to the United States qualified pension plans, operating activities generated cash of $102 in first quarter 2004. Management believes cash flow from operating activities before this pension contribution is a useful performance measure; this contribution is considered unusual in nature because a similar pension contribution has not been made in over a decade. Historically for the Company, the first quarter of each year generates less cash flow from operations than other quarters of the year. Capital expenditures of $49 in first quarter 2004 compared to $43 in first quarter 2003. The net-debt-to-total-capital ratio increased to 31.2% at March 31, 2004 from 25.9% at year-end 2003, primarily due to the $290 decline in short-term investments, which reflected the $75 contribution to the pension plans and the repurchase during the quarter of 4.2 million Common Shares at a total cost of $250.

Based on a survey of its end markets in mid-April 2004, Eaton now anticipates that its end markets in 2004 will grow between 5 to 6% compared to the original expectation of 4%. Mobile hydraulics markets, in particular, are stronger than had been anticipated, as are residential electrical markets. Partially offsetting these stronger markets is the nonresidential construction electrical market, which is weaker than anticipated. Accordingly, in mid-April Eaton raised its guidance for full-year 2004 net income per Common Share by $0.50, to between $3.65 and $3.80. The Company anticipates net income per share for second quarter 2004 to be between $0.90 and $1.00. These per share amounts are net of restructuring charges of $0.10 for full-year 2004 and $0.05 for second quarter 2004.

On April 27, 2004, Eaton announced that it signed an agreement with Invensys plc to purchase its power systems business, Powerware Corporation. The Company expects the acquisition of Powerware to be accretive to earnings starting in 2004. Accordingly, Eaton raised its guidance for full-year 2004 net income per Common Share by an additional $0.05 above its mid-April guidance to between $3.70 and $3.85. The incremental per share amount of $0.05 is net of restructuring charges related to the acquisition of Powerware of $0.05 per share.

Results of Operations - 2004 Compared to 2003
---------------------------------------------

               Three months ended March 31
               ---------------------------
Net sales        2004      2003   Increase
---------        ----      ----   --------
Fluid Power    $  768    $  697     10%
Electrical        611       514     19%
Automotive        478       440      9%
Truck             381       274     39%
               ------    ------
               $2,238    $1,925     16%
               ======    ======

Sales for first quarter 2004 were up sharply compared to first quarter 2003. Sales growth of 16% in 2004 consisted of 2% from recent business acquisitions and a new joint venture, 4% from higher foreign exchange rates, and 10% from organic growth. Organic growth was made up of 6% growth in end markets and 4% growth, or almost $80, from outgrowing end markets. The operating results of each business segment are further discussed below.

In first quarter 2004 and 2003, Eaton incurred restructuring charges related primarily to the integration of the Boston Weatherhead fluid power business acquired in November 2002 and the electrical division of Delta plc acquired in January 2003. For the Fluid Power segment, these charges were $1 in first quarter 2004 compared to $5 in first quarter 2003. For the Electrical segment, these charges were $5 in first quarter 2004 compared to $1 in first quarter 2003. For Corporate, there were no charges in first quarter 2004 compared to $1 in first quarter 2003. Restructuring charges are included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment or are included in Other corporate expense-net, as appropriate.

Pretax income for first quarter 2004 was reduced by $4 ($3 after-tax, or $0.02 per Common Share) compared to first quarter 2003 due to increased pension and other postretirement benefit costs in 2004 resulting from the decline over the last several years in the market value of equity investments held by Eaton's pension plans, coupled with the effect of the lowering of discount rates associated with pension and other postretirement benefit liabilities at year-end 2003.

The effective income tax rate for first quarter 2004 was 22.5% compared to 27.0% for first quarter 2003 and 24.0% for full-year 2003. The lower rate in 2004 reflects many factors including higher earnings in international tax jurisdictions with lower income tax rates and increased use of international tax credit carryforwards.

Results by Business Segment
---------------------------

                    Three months ended March 31
                    ---------------------------
Fluid Power           2004     2003   Increase
-----------           ----     ----   --------
Net sales            $ 768     $697      10%
Operating profit        81       58      40%
Operating margin      10.5%     8.3%     27%

First quarter 2004 sales of Fluid Power, Eaton's largest business segment, were an all-time quarterly record. The increase in sales compares to an increase of 8% in Fluid Power's markets, with North American fluid power industry shipments up 10%, commercial aerospace markets up 6%, and defense aerospace markets up 13%. Mobile and industrial hydraulics markets had strong growth in both sales and orders during first quarter 2004. The Company anticipates the growth in mobile hydraulics is likely to continue throughout 2004. Commercial and defense aerospace markets were also a bit stronger than expected in first quarter 2004.

Operating profit in first quarter 2004 was an all-time quarterly record. Increased operating profit in 2004 was primarily due to higher sales, the benefits of restructuring actions taken in recent years to resize this business and reduced restructuring charges in 2004. Restructuring charges in 2004 were $1 compared to $5 in first quarter 2003 and related primarily to the acquisition of the Boston Weatherhead business in late 2002. Restructuring charges reduced operating margins by 0.1% in first quarter 2004 and 0.7% in first quarter 2003.

                    Three months ended March 31
                    ---------------------------
Electrical            2004     2003   Increase
----------            ----     ----   --------
Net sales             $611     $514      19%
Operating profit        45       32      41%
Operating margin       7.4%     6.2%     19%

In the Electrical segment, first quarter 2004 sales were up substantially from first quarter 2003. Sales growth in 2004 included 7% from the acquisition of the electrical division of Delta plc and the joint venture formed in August 2003 with Caterpillar. End markets for the electrical business grew about 2% during first quarter 2004. End market growth appears to be accelerating modestly, but significant pockets of weakness still exist, particularly for larger industrial and commercial projects.

Increased operating profit in first quarter 2004 was primarily due to higher sales and the benefits of restructuring actions taken in recent years to resize this business and integrate acquired businesses, partially offset by increased restructuring charges in first quarter 2004. Restructuring charges recorded in 2004 were $5 compared to $1 in first quarter 2003, and related to the acquired businesses. Restructuring charges reduced operating margins by 0.8% in first quarter 2004 and 0.2% in first quarter 2003.

On April 27, 2004, Eaton announced it signed an agreement with Invensys plc to purchase its power systems business, Powerware Corporation, for $560 in cash. The transaction is expected to close by the end of the second quarter, following regulatory review and the approval of Invensys shareholders. Powerware, based in Raleigh, N.C., is a global market leader in Uninterruptible Power Systems (UPS), DC power products, and power quality services. Powerware had estimated revenues of $775 for the year ended March 31, 2004 and has operations in the United States, Europe and in the Asia/Pacific area that provide products and services that are utilized by computer manufacturers, industrial companies, governments, telecommunications firms, medical institutions, data centers and other businesses. Powerware offers a full line of UPS products (three-phase and single-phase) and DC power systems, power management software, remote monitoring, integration services and site support.

In March 2004, Eaton announced the acquisition of the Electrum Group Ltd., a New Jersey-based company that provides power management services and web-based software for telecommunications, data center and government applications. Electrum had $3.1 of sales in 2003. Electrum, while small in size, significantly expands the Company's capabilities to serve the telecommunications, data center and government power markets.

                    Three months ended March 31
                    ---------------------------
Automotive            2004     2003    Increase
----------            ----     ----    --------
Net sales            $ 478    $ 440       9%
Operating profit        69       62      11%
Operating margin      14.4%    14.1%      2%

The Automotive segment posted strong revenue growth in first quarter 2004 despite flat markets, reflecting the significant product and platform wins generated by the business over the last couple of years. Automotive production in NAFTA and in Europe was flat in 2004 compared to first quarter 2003. Eaton continues to expect that, for 2004 as a whole, both the NAFTA and Europe automobile markets will be flat.

Increased operating profit was the result of increased sales in 2004.

In first quarter 2004, Eaton won contracts to supply locking differentials to Hyundai and Kia for several new vehicle programs. Revenues from these contracts are expected to total approximately $150 over the next six years.

                    Three months ended March 31
                    ---------------------------
Truck                 2004     2003    Increase
-----                 ----     ----    --------
Net sales            $ 381     $274      39%
Operating profit        61       22     177%
Operating margin      16.0%     8.0%    100%

The Truck segment posted sales in first quarter 2004 that were up sharply compared to first quarter 2003. In first quarter 2004, NAFTA heavy-duty truck production of 53,000 units was up 48% and NAFTA medium-duty truck production was up 22% compared to first quarter 2003. European truck production was down 2% and Brazilian vehicle production was up 14%. Monthly orders for new NAFTA heavy-duty trucks during first quarter 2004 have been running above 30,000 units. As a result, Eaton is growing increasingly confident that the NAFTA heavy-duty market in 2004 is likely to total at least 240,000 units.

Operating profit in first quarter 2004 was nearly three times the operating profit earned in first quarter 2003. Increased operating profit in 2004 was primarily due to increased sales in first quarter 2004 and the benefits of the new operating model implemented by Truck in recent years.

In March 2004, Eaton announced that it signed an agreement to form a 50%-owned joint venture with FAW Jiefang Automotive Co., Ltd., in Changchun, China to produce a complete line of medium-duty transmissions for commercial vehicles and buses for the growing Chinese market. FAW Jiefang Automotive Co., Ltd. is the commercial vehicle subsidiary of China First Auto Works Group Company (FAW) which is the largest manufacturer of commercial vehicles in China. Eaton and FAW Jiefang will have equal ownership of the joint venture, which will be called FAW Eaton Transmission Co., Ltd. The venture is expected to receive Chinese government approval in the next few months with production expected to begin this summer.

Changes in Financial Condition During 2004
------------------------------------------

Net working capital of $847 at March 31, 2004 decreased from $967 at year-end 2003. The current ratio was 1.4 at March 31, 2004 and December 31, 2003. The decrease in net working capital was primarily due to a reduction in short-term investments which reflected a $75 contribution to the United States qualified pension plans and the repurchase of 4.2 million Common Shares at a total cost of $250, offset by higher accounts receivable resulting from increased sales in first quarter 2004.

During first quarter 2004, cash generated from operating activities was $27. Before a $75 voluntary contribution to the United States qualified pension plans, operating activities generated cash of $102 in 2004. Management believes cash flow from operating activities before this pension contribution is a useful performance measure; this contribution is considered unusual in nature because a similar pension contribution has not been made in over a decade. Historically for the Company, the first quarter of each year generates less cash flow from operations than other quarters of the year. Expenditures for property, plant and equipment for first quarter 2004 were $49 compared to $43 for first quarter 2003.

Total debt of $1,962 at March 31, 2004 increased slightly from $1,953 at the end of 2003. The net-debt-to-capital ratio increased to 31.2% at March 31 from 25.9% at year-end 2003, primarily due to the $290 reduction of short-term investments, which reflected the $75 contribution to the pension plans and the repurchase of
4.2 million Common Shares at a total cost of $250. In March 2004, Eaton entered into a new $50 revolving credit facility which will expire in May 2008. Eaton has long-term credit facilities of $700, of which $400 expire in April 2005 and the remaining $300 in May 2008.

As discussed above in the notes to the condensed consolidated financial statements, on April 27, 2004, Eaton announced that it signed an agreement with Invensys plc to purchase its power systems business, Powerware Corporation, for $560 in cash. The Company expects to finance this acquisition principally with cash on hand at closing, supplemented as needed with short-term debt.

Forward-Looking Statements
--------------------------

This Form 10-Q contains forward-looking statements concerning the second quarter 2004 and full year 2004 net income per share and Eaton's worldwide markets. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; acquisitions and divestitures; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

A discussion of market risk exposures is included in Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", of Eaton's 2003 Annual Report on Form 10-K. There have been no material changes in reported market risk since the inclusion of this discussion in the Company's 2003 Annual Report on Form 10-K referenced above.

Item 4. Controls and Procedures
-------------------------------

Pursuant to SEC Rule 13a-15, an evaluation was performed, under the supervision and with the participation of Eaton's management, including Alexander M. Cutler
- Chairman and Chief Executive Officer and Richard H. Fearon - Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

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

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
-----------------------------------------------------------------------------

                                              Total         Maximum
                                              number       number (or
                                             of shares     approximate
                                            purchased     dollar value)
                    Total       Average     as part of      of shares
                   number        price       publicly      that may yet
                  of shares      paid       announced      be purchased
Month             purchased    per share      plans      under the plans
-----             ---------    ---------    ----------   ---------------
January 2004        685,200     $59.35        685,200
February 2004     2,296,100      58.80      2,296,100
March 2004        1,267,700      58.26      1,267,700
                  ---------     ------      ---------     -------------
                  4,249,000     $58.73      4,249,000     $417 million*
                  =========     ======      =========     =============

On January 21, 2004, Eaton announced a plan to repurchase 4.2 million Common Shares to offset the shares issued during 2003 from the exercise of stock options. During first quarter 2004, Eaton completed the plan by repurchasing 4,249,000 shares at an average price of $58.73 per share, for a total cost of $250.

*The remainder of the Company's share repurchase authorizations, which were originally granted by the Company's Board of Directors in 2000, is $417 million. However, it does not intend to use that authority other than, from time to time and depending on circumstances, to help offset dilution resulting from shares issued as a result of stock options exercised over the course of 2004.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

At Eaton's Annual Meeting of Shareholders on April 28, 2004, the shareholders re-elected three directors (Michael J. Critelli, Ernie Green and Kiran M. Patel), approved the 2004 Stock Plan and ratified the appointment of the accounting firm of Ernst & Young LLP as the Company's independent auditors for 2004. Results of voting in connection with each issue were as follows:

Voting on Directors        For         Withheld       Total
-------------------        ---         --------       -----
Michael J. Critelli    136,811,217    6,533,876    143,345,093
Ernie Green            136,810,943    6,534,150    143,345,093
Kiran M. Patel         141,666,108    1,678,985    143,345,093

2004 Stock Plan
---------------

For                    95,982,013
Against                30,279,724
Abstain                 1,798,426
No vote                15,284,930
                      -----------
Total                 143,345,093
                      ===========

Ratification of Ernst & Young LLP as Independent Auditors
---------------------------------------------------------

For                   139,960,514
Against                 2,482,145
Abstain                   902,434
                      -----------
Total                 143,345,093
                      ===========

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits - See Exhibit Index attached.

(b) Reports on Form 8-K.

1. On January 21, 2004, Eaton filed a Current Report on Form 8-K regarding the fourth quarter 2003 earnings release.

2. On April 5, 2004, Eaton filed a Current Report on Form 8-K regarding 1) an amendment to the Company's Definitive Proxy Statement dated March 19, 2004 in regard to compensation paid to an executive officer and 2) summarized information concerning stock options outstanding and exercisable at March 1, 2004.

3. On April 14, 2004, Eaton filed a Current Report on Form 8-K regarding the first quarter 2004 earnings release.

                                 Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Eaton Corporation
                                             -----------------------------------
                                             Registrant

Date:  May  7, 2004                          /s/ Richard H. Fearon
                                             -----------------------------------
                                             Richard H. Fearon
                                             Executive Vice President -
                                             Chief Financial and Planning
                                             Officer

Eaton Corporation
Quarterly Report on Form 10-Q
First Quarter 2004
Exhibit Index

Exhibit
-------

   4 Instruments defining rights of security holders, including indentures (Pursuant to Regulation to S-K Item 601(b)(4), Eaton agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

  10 Material contracts - Each of the following is either a management contract or a compensatory plan or arrangement:

        (a) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1985 and amended effective as of September 24, 1996, January 28, 1998, January 23, 2002 and February 24, 2004)

        (b) Plan for Deferred Payment of Directors' Fees (originally adopted in 1980 and amended and restated in 1989, 1996 and 2002)

        (c) 1996 Non-Employee Director Fee Deferral Plan

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