Form 10-Q
period 2004-06-30
EATON CORP
filed 2004-08-06
CIK 31277

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2004
                                                 --------------


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X
                                        ---

There were 151.5 million Common Shares outstanding as of June 30, 2004.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-----------------------------

Eaton Corporation
Statements of Consolidated Income

                                      Three months ended    Six months ended
                                            June 30              June 30
                                      ------------------    ----------------
(Millions except for per share data)     2004      2003       2004      2003
                                         ----      ----       ----      ----

Net sales                              $2,403    $2,027     $4,641    $3,952

Cost of products sold                   1,726     1,498      3,347     2,913
Selling & administrative expense          389       339        750       668
Research & development expense             64        56        124       111
Interest expense-net                       19        24         38        48
Other (income) expense-net                  2       (12)         6        (9)
                                       ------    ------     ------    ------
Income before income taxes                203       122        376       221
Income taxes                               42        29         81        56
                                       ------    ------     ------    ------
Net income                             $  161    $   93     $  295    $  165
                                       ======    ======     ======    ======

Net income per Common Share
  assuming dilution                    $ 1.03    $ 0.64     $ 1.88    $ 1.14
Average number of Common Shares
  outstanding assuming dilution         156.2     147.0      156.8     145.8

Net income per Common Share basic      $ 1.06    $ 0.64     $ 1.93    $ 1.15
Average number of Common Shares
  outstanding basic                     152.1     145.0      152.7     143.8

Cash dividends paid per Common Share   $ 0.27    $ 0.22     $ 0.54    $ 0.44




See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets


                                                        June 30,  Dec. 31,
(Millions)                                                2004      2003
                                                          ----      ----
ASSETS
Current assets
--------------
Cash                                                    $   86    $   61
Short-term investments                                     203       804
Accounts receivable                                      1,579     1,190
Inventories                                                877       721
Deferred income taxes & other current assets               328       317
                                                        ------    ------
                                                         3,073     3,093

Property, plant & equipment-net                          2,059     2,076
Goodwill                                                 2,461     2,095
Other intangible assets                                    574       541
Deferred income taxes & other assets                       388       418
                                                        ------    ------
                                                        $8,555    $8,223
                                                        ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
-------------------
Short-term debt & current portion of long-term debt     $  293    $  302
Accounts payable                                           821       526
Accrued compensation                                       225       204
Accrued income & other taxes                               268       298
Other current liabilities                                  849       796
                                                        ------    ------
                                                         2,456     2,126

Long-term debt                                           1,614     1,651
Postretirement benefits other than pensions                626       636
Pensions & other liabilities                               675       693
Shareholders' equity                                     3,184     3,117
                                                        ------    ------
                                                        $8,555    $8,223
                                                        ======    ======


See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

                                                        Six months ended
                                                             June 30
                                                        ----------------
(Millions)                                               2004       2003
                                                         ----       ----
Net cash provided by operating activities
-----------------------------------------
Net income                                              $ 295      $ 165
Adjustments to reconcile to net cash provided
  by operating activities
    Depreciation & amortization                           198        201
    Changes in operating assets & liabilities,
      excluding acquisitions & sales of businesses       (146)      (170)
    Contribution to U.S. qualified pension plans          (75)         -
    Other-net                                              85         59
                                                        -----      -----
                                                          357        255
                                                        -----      -----
Net cash used in investing activities
-------------------------------------
Expenditures for property, plant & equipment             (130)      (110)
Acquisitions of businesses, less cash acquired           (550)      (226)
Net decrease in short-term investments                    603         16
Other-net                                                   7        (13)
                                                        -----      -----
                                                          (70)      (333)
                                                        -----      -----
Net cash (used in) provided by financing activities
---------------------------------------------------
Payments of borrowings with original maturities of
  more than three months                                   (7)      (141)
Borrowings with original maturities of less
  than three months-net                                    (7)       (34)
Cash dividends paid                                       (82)       (62)
Proceeds from exercise of employee stock options           84         31
Purchase of Common Shares                                (250)         -
Sale of Common Shares                                       -        296
                                                        -----      -----
                                                         (262)        90
                                                        -----      -----
Total increase in cash                                     25         12
Cash at beginning of period                                61         75
                                                        -----      -----
Cash at end of period                                   $  86      $  87
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

Acquisition of Business
-----------------------
On June 9, 2004, Eaton acquired Powerware Corporation, the power systems business of Invensys plc, for $560 of cash. Powerware, based in Raleigh, N.C., is a global market leader in Uninterruptible Power Systems (UPS), DC Power products, and power quality services. Powerware had revenues of $775 for the year ended March 31, 2004 and $388 for the six-month period ended June 30, 2004. Powerware has operations in the United States, Canada, Europe, South America and in the Asia/Pacific area that provide products and services that are utilized by computer manufacturers, industrial companies, governments, telecommunications firms, medical institutions, data centers and other businesses.

Eaton's operating results for 2004 include Powerware from the date of acquisition. This business is included in the Electrical segment. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by Eaton's management based on information currently available and on current assumptions as to future operations. The allocation of the purchase price for this acquisition is preliminary and will be finalized by the end of second quarter 2005. Pro forma results of operations reflecting Eaton's acquisition of Powerware have not been included in this Form 10-Q. Powerware was previously owned by a United Kingdom-based company and did not prepare interim financial statements in accordance with accounting principles generally accepted in the United States. Eaton plans to include appropriate pro forma financial information in future filings.

Restructuring Charges
---------------------
In 2004 and 2003, Eaton incurred restructuring charges related primarily to the integration of the electrical division of Delta plc acquired in January 2003 and the Boston Weatherhead fluid power business acquired in November 2002. A summary of these charges follows:

                         Three months ended     Six months ended
                              June 30               June 30
                         ------------------     ----------------
                            2004      2003        2004     2003
                            ----      ----        ----     ----
Fluid Power                $   1     $   4       $   2    $   9
Electrical                     7         6          12        7
                           -----     -----       -----    -----
                               8        10          14       16
Corporate                      -         -           -        1
                           -----     -----       -----    -----
Total pretax charges       $   8     $  10       $  14    $  17
                           =====     =====       =====    =====
After-tax charges          $   5     $   6       $   9    $  11
Per Common Share           $0.03     $0.04       $0.06    $0.07

The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment or were included in Other corporate expense-net, as appropriate.

Utilization of restructuring liabilities follows:

                                            Plant
                                        consolidation
                                           & other
                                        -------------
Balance remaining at December 31, 2003        $ 10
2004 charges                                    14
Utilized in 2004                               (19)
                                              ----
Balance remaining at June 30, 2004            $  5
                                              ====

Retirement Benefit Plans
------------------------
Pretax income for second quarter 2004 was reduced by $12 ($7 after-tax, or $0.05 per Common Share) compared to second quarter 2003 due to increased pension and other postretirement benefit expense in 2004 resulting from the decline over the last several years in the market value of equity investments held by Eaton's pension plans, coupled with the effect of the lowering of discount rates associated with pension and other postretirement benefit liabilities at year-end 2003. These increased costs were partially offset by the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, as discussed below. Pretax income for first half 2004 was similarly reduced by $16 ($10 after-tax, or $0.06 per Common Share) compared to first half 2003. During January 2004, Eaton made a voluntary contribution of $75 to its United States qualified pension plans.

The components of benefit costs follow:

                                      Three months ended June 30
                                  -----------------------------------
                                                          Other
                                                      postretirement
                                  Pension benefits       benefits
                                  ----------------    --------------
                                   2004      2003      2004    2003
                                   ----      ----      ----    ----
Service cost                       $ 29      $ 26       $ 4     $ 4
Interest cost                        34        37        13      14
Expected return on plan assets      (45)      (51)        -       -
Other                                 7         3         2       2
                                   ----      ----      ----    ----
                                     25        15        19      20
Settlement loss                      11         8         -       -
                                   ----      ----      ----    ----
                                   $ 36      $ 23      $ 19    $ 20
                                   ====      ====      ====    ====

                                     Six months ended June 30
                                  ----------------------------------
                                                          Other
                                                      postretirement
                                  Pension benefits       benefits
                                  ----------------    --------------
                                   2004      2003      2004    2003
                                   ----      ----      ----    ----
Service cost                       $ 53      $ 50      $  8    $  8
Interest cost                        68        71        26      28
Expected return on plan assets      (90)      (98)        -       -
Other                                14         4         4       4
                                   ----      ----      ----    ----
                                     45        27        38      40
Settlement loss                      18        18         -       -
                                   ----      ----      ----    ----
                                   $ 63      $ 45      $ 38    $ 40
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

In accordance with Financial Accounting Standards Board Staff Positions, Eaton elected not to defer accounting for the effect of the Act and adopted the related accounting guidance in first quarter 2004. As a result, in first quarter 2004 the accumulated postretirement benefit obligation decreased by $51, with an offsetting change in unrecognized net actuarial loss. The reduction in the accumulated postretirement benefit obligation was attributable to the Federal subsidy and an expected reduction in the number of retirees electing coverage under the Company's other postretirement benefit plans. The Act will reduce other postretirement benefit costs by $6 in 2004, comprised of $3 of service and interest cost and $3 of amortization of unrecognized net actuarial loss, which is being recognized ratably during the quarterly periods in 2004. A prescription drug benefit plan must be "actuarially equivalent" in order to qualify for the subsidy. While the United States Department of Health and Human Services has not yet defined the tests for "actuarially equivalent" prescription plans, Eaton has certain plans that are non-contributory and that the Company believes will satisfy the "actuarially equivalent" test and will receive the subsidy. The reduction in the accumulated postretirement benefit obligation and ongoing net periodic other postretirement cost did not require a modification or amendment of the Company's benefit plans. However, if certain plans were amended, the Act could further reduce the accumulated postretirement benefit obligation and ongoing net periodic other postretirement cost.

Income Taxes
------------
The effective income tax rates for second quarter and first half 2004 were 20.6% and 21.5%, respectively, compared to 23.4% and 25.0% for the same periods in 2003. The lower rates in 2004 reflect many factors, including higher earnings in international tax jurisdictions with lower income tax rates and increased use of international tax credit carryforwards.

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

Net Income per Common Share
---------------------------
A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

                                      Three months ended    Six months ended
                                            June 30              June 30
                                      ------------------    ----------------
                                        2004       2003      2004      2003
                                        ----       ----      ----      ----
Net income                             $ 161      $  93     $ 295     $ 165
                                       =====      =====     =====     =====

Average number of Common Shares
  outstanding assuming dilution        156.2      147.0     156.8     145.8
Less dilutive effect of stock options    4.1        2.0       4.1       2.0
                                       -----      -----     -----     -----
Average number of Common Shares
outstanding basic                      152.1      145.0     152.7     143.8
                                       =====      =====     =====     =====

Net income per Common Share
  assuming dilution                    $1.03      $0.64     $1.88     $1.14
Net income per Common Share basic       1.06       0.64      1.93      1.15


Stock Options
-------------
Eaton has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation".
If the Company accounted for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

                                 Three months ended    Six months ended
                                       June 30             June 30
                                 ------------------    ----------------
                                    2004      2003       2004     2003
                                    ----      ----       ----     ----
Net income
----------
As reported                       $  161    $   93      $  295  $  165
Stock-based compensation
  expense, net of income taxes        (4)       (3)         (7)     (6)
                                  ------    ------      ------  ------
Assuming fair-value-method        $  157    $   90      $  288  $  159
                                  ======    ======      ======  ======

Net income per Common Share
assuming dilution
---------------------------

As reported                       $ 1.03    $ 0.64      $ 1.88  $ 1.14
Stock-based compensation
  expense, net of income taxes     (0.02)    (0.02)      (0.04)  (0.04)
                                  ------    ------      ------  ------
Assuming fair-value-method        $ 1.01    $ 0.62      $ 1.84  $ 1.10
                                  ======    ======      ======  ======

Net income per Common Share basic
---------------------------------

As reported                       $ 1.06    $ 0.64      $ 1.93  $ 1.15
Stock-based compensation
  expense, net of income taxes     (0.02)    (0.02)      (0.04)  (0.04)
                                  ------    ------      ------  ------
Assuming fair-value-method        $ 1.04    $ 0.62      $ 1.89  $ 1.11
                                  ======    ======      ======  ======


Comprehensive Income
--------------------
Comprehensive income is as follows:

                              Three months ended    Six months ended
                                    June 30              June 30
                              ------------------    ----------------
                                2004       2003      2004      2003
                                ----       ----      ----      ----
Net income                      $161       $ 93      $295      $165
Foreign currency translation     (22)        41       (19)       51
Other                              1         (1)       (1)        4
                                ----       ----      ----      ----
Comprehensive income            $140       $133      $275      $220
                                ====       ====      ====      ====


Inventories
-----------
The components of inventories follow:

                                    June 30,    Dec. 31,
                                      2004        2003
                                      ----        ----
Raw materials                         $340        $301
Work-in-process & finished goods       572         452
                                      ----        ----
Inventories at FIFO                    912         753
Excess of FIFO over LIFO cost          (35)        (32)
                                      ----        ----
                                      $877        $721
                                      ====        ====

Business Segment Information
----------------------------


                                  Three months ended    Six months ended
                                        June 30              June 30
                                  ------------------    ----------------
(Millions)                           2004      2003       2004      2003
                                     ----      ----       ----      ----
Net sales
---------
Fluid Power                        $  792    $  703     $1,560    $1,400
Electrical                            697       575      1,308     1,089
Automotive                            478       432        956       872
Truck                                 436       317        817       591
                                   ------    ------     ------    ------
                                   $2,403    $2,027     $4,641    $3,952
                                   ======    ======     ======    ======
Operating profit
----------------
Fluid Power                        $   91    $   63     $  172    $  121
Electrical                             57        33        102        65
Automotive                             65        58        134       120
Truck                                  78        40        139        62
                                   ------    ------     ------    ------
                                      291       194        547       368
Corporate
---------
Amortization of
  intangible assets                    (5)       (7)      (11)       (13)
Interest expense-net                  (19)      (24)      (38)       (48)
Minority interest                      (1)       (3)       (4)        (6)
Pension & other postretirement
  benefit expense                     (22)      (13)      (40)       (27)
Other corporate expense-net           (41)      (25)      (78)       (53)
                                   ------    ------    ------     ------
Income before income taxes            203       122       376        221
Income taxes                           42        29        81         56
                                   ------    ------    ------     ------
Net income                         $  161    $   93     $ 295     $  165
                                   ======    ======    ======     ======

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------
Dollars in millions, except for per share data (per share data assume dilution)

Overview of the Company
-----------------------
Eaton is a diversified industrial manufacturer that is a global leader in the design, manufacture and marketing of: fluid power systems and services for industrial, mobile and aircraft equipment; electrical systems and components for power quality, distribution and control; automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety; and intelligent truck drivetrain systems for safety and fuel economy. The principal markets for the Fluid Power, Automotive and Truck segments are original equipment manufacturers and after-market customers of aerospace products and systems, off-highway agricultural and construction vehicles, industrial equipment, passenger cars and heavy-, medium-, and light-duty trucks. The principal markets for the Electrical segment are industrial, construction, commercial, automotive and government customers. The Company had 55,000 employees at the end of second quarter 2004 and sells products to customers in more than 100 countries.

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

Highlights of Results for 2004
------------------------------
The Company's operating results for the three months and six months ended June 30, 2004 and 2003 are summarized as follows:

                        Three months ended June 30   Six months ended June 30
                        --------------------------   -------------------------
                          2004    2003   Increase      2004    2003   Increase
                          ----    ----   --------      ----    ----   --------
Net sales               $2,403  $2,027      19%      $4,641  $3,952      17%
Net income                 161      93      73%         295     165      79%
Net income per Common
  Share assuming
  dilution              $ 1.03  $ 0.64      61%      $ 1.88  $ 1.14      65%

Net sales in second quarter 2004 were an all-time quarterly record for Eaton, having surpassed the record set in first quarter 2004. Second quarter 2004 was also the third consecutive quarter of positive growth in end markets served by the Company. Eaton's end markets grew 9% in second quarter 2004 and the Company also outgrew its end markets by 5% during the quarter. Approximately 3% of the sales growth in second quarter reflected sales from recently acquired businesses and a new joint venture. Sales growth for first half 2004 was primarily attributable to the same factors as second quarter 2004.

The increase in net income during second quarter and first half 2004 was primarily due to higher sales and the benefits of restructuring actions taken in recent years. In addition, lower net interest expense and a reduction in the effective income tax rate helped the Company to post significantly higher net income in 2004. These increases in net income were partially offset by higher basic metal prices and higher costs for pensions and other postretirement benefits in 2004. As a result of actions taken to restructure operations and integrate acquired businesses, Eaton incurred restructuring charges of $0.03 per Common Share in second quarter 2004 and $0.04 in second quarter 2003. For first half 2004, the Company incurred restructuring charges of $0.06 per Common Share compared to $0.07 in first half 2003. Business segment operating profit was $291 in second quarter 2004, or 12.1% of sales, compared to operating profit of $194 in second quarter 2003, or 9.6% of sales. These margins were reduced due to restructuring charges by 0.3% in second quarter 2004 and 0.5% in 2003. Business segment operating profit was $547 in first half 2004, or 11.8% of sales, compared to $368 in first half 2003, or 9.3% of sales. These margins were reduced due to restructuring charges by 0.3% in first half 2004 and 0.4% in 2003.

During first half 2004, net cash provided by operating activities was $357 compared to $255 in first half 2003. Before a $75 voluntary contribution to the United States qualified pension plans in first quarter 2004, the first such contribution in over a decade, net cash provided by operating activities was $432 in first half 2004. Management believes net cash provided by operating activities before this pension contribution is a useful performance measure.

The net-debt-to-total-capital ratio increased to 33.7% at June 30, 2004 from 25.9% at year-end 2003, primarily due to the $601 decline in short-term investments, which reflected the use of cash on hand to finance the acquisition of Powerware Corporation in June 2004 for $560, the $75 contribution to the pension plans, and the repurchase of 4.2 million Common Shares in first quarter 2004 at a total cost of $250.

On June 9, 2004, Eaton acquired Powerware Corporation, the power systems business of Invensys plc, for $560 of cash. Powerware, based in Raleigh, N.C., is a global market leader in Uninterruptible Power Systems (UPS), DC Power products, and power quality services. Powerware had revenues of $775 for the year ended March 31, 2004 and $388 for the six-month period ended June 30, 2004. Powerware has operations in the United States, Canada, Europe, South America and in the Asia/Pacific area that provide products and services that are utilized by computer manufacturers, industrial companies, governments, telecommunications firms, medical institutions, data centers and other businesses.

Eaton's operating results for 2004 include Powerware from the date of acquisition. This business is included in the Electrical segment. Pro forma results of operations reflecting Eaton's acquisition of Powerware have not been included in this Form 10-Q. Powerware was previously owned by a United Kingdom-based company and did not prepare interim financial statements in accordance with accounting principles generally accepted in the United States. Eaton plans to include appropriate pro forma financial information in future filings.

Based on a survey of its end markets in mid-July 2004, Eaton anticipates that its end markets in 2004 will grow between 7 and 8% compared to the expectation at the end of first quarter 2004 of market growth of 5 to 6%. The mobile hydraulics and truck markets, in particular, are stronger than had been anticipated, as are the residential electrical markets. There are still several important end markets in which the Company has seen very little upturn, notably nonresidential construction and the European markets, and significant growth is not expected in these sectors until 2005. As a result of stronger expected end markets, in mid-July Eaton increased its guidance for full-year 2004 net income per Common Share to between $3.85 and $4.00, reflecting the continued improvement in the Company's financial results. The Company anticipates net income per share for third quarter 2004 to be between $1.00 and $1.10. These per share amounts are net of restructuring charges of $0.15 for full-year 2004 and $0.05 for third quarter 2004.

Results of Operations - 2004 Compared to 2003
---------------------------------------------

                Three months ended June 30      Six months ended June 30
                ---------------------------     -------------------------
Net sales        2004      2003   Increase        2004    2003   Increase
-----------      ----      ----   --------        ----    ----   --------
Fluid Power    $  792    $  703      13%        $1,560  $1,400      11%
Electrical        697       575      21%         1,308   1,089      20%
Automotive        478       432      11%           956     872      10%
Truck             436       317      38%           817     591      38%
               ------    ------                 ------  ------
               $2,403    $2,027      19%        $4,641  $3,952      17%
               ======    ======                 ======  ======

Sales for second quarter and first half 2004 were up sharply compared to similar periods in 2003. Sales growth of 19% in second quarter 2004 consisted of 3% from recently acquired businesses and a new joint venture, 2% from foreign exchange rates, and 14% from organic growth. Organic growth was made up of 9% growth in end markets and 5% growth from outgrowing end markets. Sales growth of 17% for first half 2004 consisted of 2% from business acquisitions and a new joint venture, 3% from foreign exchange rates, and 12% from organic growth. The operating results of each business segment are further discussed below.

In 2004 and 2003, Eaton incurred restructuring charges related primarily to the integration of the electrical division of Delta plc acquired in January 2003 and the Boston Weatherhead fluid power business acquired in November 2002. A summary of these charges follows:

                         Three months ended     Six months ended
                              June 30               June 30
                         ------------------     ----------------
                            2004      2003        2004     2003
                            ----      ----        ----     ----
Fluid Power                $   1     $   4       $   2    $   9
Electrical                     7         6          12        7
                           -----     -----       -----    -----
                               8        10          14       16
Corporate                      -         -           -        1
                           -----     -----       -----    -----
Total pretax charges       $   8     $  10       $  14    $  17
                           =====     =====       =====    =====
After-tax charges          $   5     $   6       $   9    $  11
Per Common Share           $0.03     $0.04       $0.06    $0.07

Restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment or were included in Other corporate expense-net, as appropriate.

Pretax income for second quarter 2004 was reduced by $12 ($7 after-tax, or $0.05 per Common Share) compared to second quarter 2003 due to increased pension and other postretirement benefit expense in 2004 resulting from the decline over the last several years in the market value of equity investments held by Eaton's pension plans, coupled with the effect of the lowering of discount rates associated with pension and other postretirement benefit liabilities at year-end 2003. These increased costs were partially offset by the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Pretax income for first half 2004 was similarly reduced by $16 ($10 after-tax, or $0.06 per Common Share) compared to first half 2003.

The effective income tax rates for second quarter and first half 2004 were 20.6% and 21.5%, respectively, compared to 23.4% and 25.0% for the same periods in 2003. The lower rates in 2004 reflect many factors, including higher earnings in international tax jurisdictions with lower income tax rates and increased use of international tax credit carryforwards.

Results by Business Segment
---------------------------

                    Three months ended June 30      Six months ended June 30
                    ---------------------------     ------------------------
Fluid Power          2004     2003   Increase         2004    2003  Increase
-----------          ----     ----   --------         ----    ----  --------
Net sales            $792     $703      13%         $1,560  $1,400     11%
Operating profit       91       63      44%            172     121     42%
Operating margin     11.5%     9.0%                   11.0%    8.6%

Second quarter 2004 sales of Fluid Power, Eaton's largest business segment, were an all-time record. The increase in sales of 13% compares to growth in Fluid Power's markets of 12% over the same period in 2003, with North American fluid power industry shipments up 21%, commercial aerospace markets up 7%, defense aerospace markets up 11%, and European automotive production up 1%. The strong growth in the mobile and industrial hydraulics markets in first quarter 2004 continued into second quarter 2004. The Company anticipates that the growth in mobile and industrial hydraulics is likely to continue well into 2005. The commercial aerospace market showed the strongest quarterly growth since 2001, while defense aerospace posted another quarter of double-digit growth. Sales growth for first half 2004 was primarily attributable to the same factors as second quarter 2004.

Operating profit in second quarter 2004 was an all-time record. Increased operating profit in second quarter and first half 2004 was primarily due to higher sales, the benefits of restructuring actions taken in recent years to resize this business, and reduced restructuring charges in 2004. Restructuring charges in second quarter 2004 were $1 compared to $4 in second quarter 2003, reducing operating margins by 0.1% in 2004 and 0.6% in 2003. For first half 2004, restructuring charges were $2 compared to $9 in 2003, reducing operating margins by 0.1% in 2004 compared to 0.6% in 2003. The restructuring charges in 2004 and 2003 related primarily to the acquisition of the Boston Weatherhead business in late 2002.

On June 22, 2004, Eaton announced it had signed an agreement with GKN plc, a London-based global automotive and aerospace supplier, to purchase GKN's Walterscheid Rohrverbindungstechnik GmbH business (Walterscheid), for 40 euros ($48). Walterscheid is a German manufacturer of hydraulic tube connectors and fittings primarily for the European market. The acquisition is expected to close in third quarter 2004 following regulatory approval. Walterscheid had 2003 sales of $52 and is located in Lohmar, Germany, near Cologne. Its products are used in mobile and stationary markets such as construction, agricultural equipment and machine tools. This acquisition expands Eaton's product range and sales channels in Europe while also strengthening the Company's position as a systems provider.

                    Three months ended June 30      Six months ended June 30
                    --------------------------      ------------------------
Electrical           2004     2003   Increase         2004    2003  Increase
----------           ----     ----   --------         ----    ----  --------
Net sales            $697     $575      21%         $1,308  $1,089     20%
Operating profit       57       33      73%            102      65     57%
Operating margin      8.2%     5.7%                    7.8%    6.0%

Second quarter 2004 sales of the Electrical segment were an all-time record. Sales growth in second quarter 2004 included 11% from the 2004 acquisitions of Powerware and Electrum Group Ltd., and the new joint venture formed with Caterpillar in 2003. Eaton's operating results for 2004 include Powerware from the date of acquisition. End markets for the electrical business grew about 5% during second quarter 2004, the fastest growth since first quarter 2000. Eaton expects steady end market growth over the balance of the year, with more significant growth likely in 2005. Sales growth for first half 2004 included 9% from the acquisitions of Powerware, Electrum, and the electrical division of Delta plc acquired in January 2003, and the joint venture formed with Caterpillar.

Increased operating profit in second quarter and first half 2004 was primarily due to higher sales and the benefits of restructuring actions taken in recent years to resize this business and integrate acquired businesses, partially offset by increased restructuring charges in 2004. Restructuring charges recorded in second quarter 2004 were $7 compared to $6 in second quarter 2003, reducing operating margins by 1.0% in both second quarter 2004 and 2003. For first half 2004, restructuring charges were $12 compared to $7 in 2003, reducing operating margins by 0.9% in 2004 compared to 0.6% in 2003. The restructuring charges in 2004 and 2003 related primarily to the acquisition of the electrical division of Delta plc acquired in January 2003.

During second quarter 2004, the Electrical business was awarded a contract from the U.S. Postal Service to test and maintain electrical switchgear, which is anticipated to generate between $12 and $15 of revenue annually over the next four years, and a contract worth $10 to supply distribution and control equipment for a new power plant being constructed by Hitachi.

On March 17, 2004, Eaton acquired the Electrum Group Ltd., a New Jersey-based company that provides power management services and web-based software for telecommunications, data center and government applications. Electrum had $3 of sales in 2003. Electrum, while small in size, significantly expands the Company's capabilities to serve the telecommunications, data center and government power markets.

                    Three months ended June 30      Six months ended June 30
                    --------------------------      ------------------------
Automotive           2004     2003   Increase         2004    2003  Increase
----------           ----     ----   --------         ----    ----  --------
Net sales            $478     $432      11%           $956    $872     10%
Operating profit       65       58      12%            134     120     12%
Operating margin     13.6%    13.4%                   14.0%   13.8%

The Automotive segment posted strong revenue growth in second quarter 2004 despite flat markets. Automotive production in NAFTA in second quarter 2004 was flat and in Europe was up 1% compared to second quarter 2003. Eaton expects that the NAFTA and European markets will be flat to slightly down over the remainder of the year. Sales growth for first half 2004 was primarily attributable to the same factors as second quarter 2004.

Increased operating profit in second quarter and first half 2004 was primarily the result of increased sales in 2004. Second quarter 2004 operating margin was lower than the 14.4% in first quarter 2004, primarily due to higher metals prices.

In first quarter 2004, Eaton won contracts to supply locking differentials to Hyundai and Kia for several new vehicle programs. Revenues from these contracts are expected to total approximately $150 over the next six years.

                    Three months ended June 30       Six months ended June 30
                    --------------------------       ------------------------
Truck                2004     2003   Increase         2004     2003  Increase
-----                ----     ----   --------         ----     ----  --------
Net sales            $436     $317      38%           $817     $591      38%
Operating profit       78       40      95%            139       62     124%
Operating margin     17.9%    12.6%                   17.0%    10.5%

The Truck segment posted sales in second quarter 2004 that were up sharply compared to second quarter 2003. In second quarter 2004, NAFTA heavy-duty truck production of 63,000 units was up 41% and NAFTA medium-duty truck production was up 15% compared to second quarter 2003. European truck production was up 9% and Brazilian vehicle production was up 17% in second quarter 2004 over 2003. Monthly orders for new NAFTA heavy-duty trucks during second quarter 2004 averaged 33,000 units. As a result, Eaton estimates that the NAFTA heavy-duty market in 2004 is likely to total at least 255,000 units. Sales growth for first half 2004 was primarily attributable to the same factors as second quarter 2004.

Operating profit in second quarter 2004 was nearly twice the profit earned in second quarter 2003. Increased operating profit in second quarter and first half 2004 was primarily due to increased sales in 2004 and the benefits of the new operating model implemented by Truck in recent years.

Eaton made progress during second quarter 2004 on both of its recently announced new truck joint ventures in China. The Company expects the medium-duty joint venture with FAW Jiefang Automotive Co., Ltd. to formally start late in the third quarter. This 50%-owned joint venture was formed in March 2004 with FAW Jiefang Automotive Co., Ltd., in Changchun, China to produce a complete line of medium-duty transmissions for commercial vehicles and buses for the growing Chinese market. FAW Jiefang Automotive Co., Ltd. is the commercial vehicle subsidiary of China First Auto Works Group Company (FAW), which is the largest manufacturer of commercial vehicles in China. Eaton and FAW Jiefang will have equal ownership of the joint venture, which will be called FAW Eaton Transmission Co., Ltd.

In addition, the Company is still on target to start production in the Eaton Fast Gear (EFG) heavy-duty joint venture in fourth quarter 2004. The formation of EFG was announced in third quarter 2003. Eaton's partners in EFG are Shaanxi Fast Gear Co., Ltd. and Xiang Torch Investment Co., Ltd. This venture will produce heavy-duty truck transmissions for the growing Chinese market. Eaton has 55% ownership of the venture.

Changes in Financial Condition During 2004
------------------------------------------
Net working capital of $617 at June 30, 2004 decreased from $967 at year-end 2003. The current ratio was 1.2 at June 30, 2004 and 1.4 at December 31, 2003. The decrease in net working capital was primarily due to the $601 reduction in short-term investments reflecting the use of cash on hand to finance the acquisition of Powerware in June 2004 for $560, and a $75 contribution to the United States qualified pension plans and the repurchase of 4.2 million Common Shares at a total cost of $250 in first quarter 2004. These uses of working capital were offset by higher accounts receivable resulting from increased sales in 2004 and strong cash flow from operating activities in first half 2004.

During first half 2004, net cash provided by operating activities was $357 compared to $255 in first half 2003. Before a $75 voluntary contribution to the United States qualified pension plans in first quarter 2004, the first such contribution in over a decade, net cash provided by operating activities was $432 in first half 2004. Management believes net cash provided by operating activities before this pension contribution is a useful performance measure. Capital expenditures for first half 2004 were $130 compared to $110 in first half 2003.

Total debt of $1,907 at June 30, 2004 decreased from $1,953 at the end of 2003. The net-debt-to-capital ratio increased to 33.7% at June 30 from 25.9% at year-end 2003, primarily due to the $601 reduction of short-term investments, as described above. In March 2004, Eaton entered into a new $50 long-term revolving credit facility which will expire in May 2008. Eaton has long-term revolving credit facilities of $700, of which $400 expire in April 2005 and the remaining $300 in May 2008.

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning third quarter 2004 and full year 2004 net income per share, revenue expected from contracts to be performed, and the performance of Eaton's worldwide markets. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; the impact of acquisitions, divestitures, and joint ventures; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

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

Item 4. Controls and Procedures
-------------------------------
Pursuant to SEC Rule 13a-15, an evaluation was performed, under the supervision and with the participation of Eaton's management, including Alexander M. Cutler
- Chairman and Chief Executive Officer and Richard H. Fearon - Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

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

During second quarter 2004, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

2. On April 14, 2004, Eaton filed a Current Report on Form 8-K regarding the first quarter 2004 earnings release.

3. On July 15, 2004, Eaton filed a Current Report on Form 8-K regarding the second quarter 2004 earnings release.

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

                                             Eaton Corporation
                                             ----------------------------
                                             Registrant

Date:  August 6, 2004                        /s/ Richard H. Fearon
                                             ----------------------------
                                             Richard H. Fearon
                                             Executive Vice President -
                                             Chief Financial and Planning
                                             Officer

Eaton Corporation
Quarterly Report on Form 10-Q
Second Quarter 2004
Exhibit Index

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