Form 10-Q
period 2004-09-30
EATON CORP
filed 2004-11-05
CIK 31277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X
                       -
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X
                                       -
There were 151.9 million Common Shares outstanding as of September 30, 2004.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

Eaton Corporation
Statements of Consolidated Income

                                      Three months ended    Nine months ended
                                         September 30         September 30
                                      ------------------    -----------------
                                         2004      2003       2004      2003
(Millions except for per share data)     ----      ----       ----      ----
Net sales                              $2,543    $2,026     $7,184    $5,978

Cost of products sold                   1,836     1,479      5,183     4,392
Selling & administrative expense          406       327      1,156       995
Research & development expense             72        57        196       168
Interest expense-net                       20        20         58        68
Other (income) expense-net                 (2)        1          4        (8)
                                       ------    ------     ------    ------
Income before income taxes                211       142        587       363
Income taxes                               41        35        122        91
                                       ------    ------     ------    ------
Net income                             $  170    $  107     $  465    $  272
                                       ======    ======     ======    ======
Net income per Common Share
  assuming dilution                    $ 1.09    $ 0.69     $ 2.97    $ 1.83
Average number of Common Shares
  outstanding assuming dilution         156.9     154.5      156.8     148.5

Net income per Common Share basic      $ 1.12    $ 0.70     $ 3.05    $ 1.86
Average number of Common Shares
  outstanding basic                     152.8     151.8      152.8     146.3

Cash dividends paid per Common Share   $ 0.27    $ 0.24     $ 0.81    $ 0.68

See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets

                                                       Sept. 30,  Dec. 31,
                                                          2004      2003
(Millions)                                                ----      ----
ASSETS
Current assets
--------------
Cash                                                    $   83    $   61
Short-term investments                                     267       804
Accounts receivable                                      1,649     1,190
Inventories                                                930       721
Deferred income taxes & other current assets               296       317
                                                        ------    ------
                                                         3,225     3,093

Property, plant & equipment-net                          2,057     2,076
Goodwill                                                 2,496     2,095
Other intangible assets                                    568       541
Deferred income taxes & other assets                       537       418
                                                        ------    ------
                                                        $8,883    $8,223
                                                        ======    ======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
-------------------
Short-term debt & current portion of long-term debt     $  294    $  302
Accounts payable                                           761       526
Accrued compensation                                       257       204
Accrued income & other taxes                               295       298
Other current liabilities                                  917       796
                                                        ------    ------
                                                         2,524     2,126

Long-term debt                                           1,647     1,651
Postretirement benefits other than pensions                623       636
Pensions & other liabilities                               719       693
Shareholders' equity                                     3,370     3,117
                                                        ------    ------
                                                        $8,883    $8,223
                                                        ======    ======

See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

                                                       Nine months ended
                                                          September 30
                                                       -----------------
                                                         2004       2003
(Millions)                                               ----       ----
Net cash provided by operating activities
-----------------------------------------
Net income                                              $ 465      $ 272
Adjustments to reconcile to net cash provided
  by operating activities
    Depreciation & amortization                           298        298
    Changes in operating assets & liabilities,
      excluding acquisitions & sales of businesses       (162)       (90)
    Contribution to U.S. qualified pension plans          (75)         -
    Other-net                                              51         37
                                                        -----      -----
                                                          577        517
                                                        -----      -----
Net cash used in investing activities
-------------------------------------
Expenditures for property, plant & equipment             (199)      (177)
Acquisitions of businesses, less cash acquired           (627)      (256)
Decrease (increase) in short-term investments-net         542       (162)
Other-net                                                  13         (7)
                                                        -----      -----
                                                         (271)      (602)
                                                        -----      -----
Net cash (used in) provided by financing activities
---------------------------------------------------
Payments of borrowings with original maturities of
  more than three months                                    -       (153)
Borrowings with original maturities of less
  than three months-net                                    (9)       (47)
Cash dividends paid                                      (122)       (98)
Proceeds from exercise of employee stock options           97         84
Purchase of Common Shares                                (250)         -
Sale of Common Shares                                       -        296
                                                        -----      -----
                                                         (284)        82
                                                        -----      -----
Total increase (decrease) in cash                          22         (3)
Cash at beginning of period                                61         75
                                                        -----      -----
Cash at end of period                                   $  83      $  72
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

Acquisitions of Businesses
--------------------------
On September 1, 2004, Eaton acquired the Walterscheid Rohrverbindungstechnik GmbH business (Walterscheid) from GKN plc for $48 of cash. Walterscheid, a German manufacturer of hydraulic tube connectors and fittings primarily for the European market, had 2003 sales of $52 and is located in Lohmar, Germany. Its products are used in mobile and stationary markets such as construction and agricultural equipment and machine tools. Walterscheid's metric tube connectors and fittings expand Eaton's European product range and sales channels while also strengthening the Company's position as a systems provider. Eaton's operating results for 2004 include Walterscheid from the date of acquisition. The allocation of the purchase price for this acquisition is preliminary and will be finalized by the end of third quarter 2005. This business is included in the Fluid Power segment.

Also in September 2004, Eaton contributed $28 of cash for its 50% interest in a new medium-duty truck transmission joint venture located in Changchun, China. The partner in this venture is FAW Jiefang Automotive Co., Ltd., which is the commercial vehicle subsidiary of China First Auto Works Group Company (FAW), the largest manufacturer of commercial vehicles in China. Eaton's operating results include this joint venture beginning in September 2004. This business is included in the Truck segment.

On June 9, 2004, Eaton acquired Powerware Corporation, the power systems business of Invensys plc, for $560 of cash. Powerware, based in Raleigh, N.C., is a global market leader in Uninterruptible Power Systems (UPS), DC Power products and power quality services. Powerware had revenues of $775 for the year ended March 31, 2004. Powerware has operations in the United States, Canada, Europe, South America and in the Asia/Pacific area that provide products and services utilized by computer manufacturers, industrial companies, governments, telecommunications firms, medical institutions, data centers and other businesses. The acquisition of Powerware will provide new products and solutions, along with strong brand recognition and expanded channels, for Eaton's global electrical business. Eaton's operating results for 2004 include Powerware from the date of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current tentative assumptions as to future operations. The allocation of the purchase price for this acquisition is preliminary and will be finalized by the end of second quarter 2005. This business is included in the Electrical segment.

Unaudited pro forma results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, as if Eaton and Powerware had been combined as of the beginning of those periods, follow. The pro forma results include preliminary estimates and assumptions, which Eaton's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of Powerware, and, accordingly, are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated.

                                  Pro Forma Results of Operations
                             ----------------------------------------
                             Three months ended     Nine months ended
                                September 30          September 30
                             ------------------     -----------------
                                2004      2003        2004      2003
                                ----      ----        ----      ----
Net sales                     $2,543    $2,222      $7,520    $6,547
Net income                       170       113         453       279
Net income per Common Share
  Assuming dilution           $ 1.09    $ 0.73      $ 2.89    $ 1.88
  Basic                         1.12      0.74        2.97      1.91

Restructuring Charges
---------------------
In 2004, Eaton incurred restructuring charges related primarily to the integration of: Powerware, acquired in June 2004; the electrical division of Delta plc, acquired in January 2003; and the Boston Weatherhead fluid power business, acquired in November 2002. In 2003, restructuring charges related primarily to the integration of the electrical division of Delta plc and the Boston Weatherhead fluid power business. A summary of these charges follows:

                             Three months ended     Nine months ended
                                September 30          September 30
                             ------------------     -----------------
                                2004      2003        2004      2003
                                ----      ----        ----      ----
Fluid Power                    $   3     $   2       $   5     $  11
Electrical                         8         5          20        12
                               -----     -----       -----     -----
                                  11         7          25        23
Corporate                          -         -           -         1
                               -----     -----       -----     -----
Total pretax charges           $  11     $   7       $  25     $  24
                               =====     =====       =====     =====
After-tax charges              $   7     $   5       $  16     $  16
Per Common Share               $0.04     $0.03       $0.10     $0.11

The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment or were included in Other corporate expense-net, as appropriate.

Utilization of restructuring liabilities follows:

                                               Plant
                                           consolidation
                                              & other
                                           -------------
Balance remaining at December 31, 2003         $ 10
2004 charges                                     25
Utilized in 2004                                (32)
                                               ----
Balance remaining at September 30, 2004        $  3
                                               ====

Retirement Benefit Plans
------------------------
Pretax income for third quarter 2004 was reduced by $6 ($4 after-tax, or $0.03 per Common Share) compared to third quarter 2003 due to increased pension and other postretirement benefit expense in 2004. This resulted from the decline over the last several years in the market value of equity investments held by Eaton's pension plans, coupled with the effect of the lowering of discount rates associated with pension and other postretirement benefit liabilities at year-end 2003. These increased costs were partially offset by the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, as discussed below. Pretax income for the first nine months of 2004 was similarly reduced by $22 ($14 after-tax, or $0.09 per Common Share) compared to the same period in 2003. During January 2004, Eaton made a voluntary contribution of $75 to its United States qualified pension plans.

The components of benefit costs follow:

                                  Three months ended September 30
                                 ----------------------------------
                                                         Other
                                                     postretirement
                                 Pension benefits       benefits
                                 ----------------    --------------
                                   2004     2003      2004     2003
                                   ----     ----      ----     ----
Service cost                      $  22    $  21     $   5    $   4
Interest cost                        34       30        13       14
Expected return on plan assets      (45)     (42)        -        -
Other                                 8        2         3        2
                                  -----    -----     -----    -----
                                     19       11        21       20
Settlement loss                       8       11         -        -
                                  -----    -----     -----    -----
                                  $  27    $  22     $  21    $  20
                                  =====    =====     =====    =====

                                    Nine months ended September 30
                                  ----------------------------------
                                                          Other
                                                      postretirement
                                  Pension benefits       benefits
                                  ----------------    --------------
                                   2004      2003      2004     2003
                                   ----      ----      ----     ----
Service cost                      $  75     $  71     $  13    $  12
Interest cost                       102       101        39       42
Expected return on plan assets     (135)     (140)        -        -
Other                                22         6         7        6
                                  -----     -----     -----    -----
                                     64        38        59       60
Settlement loss                      26        29         -        -
                                  -----     -----     -----    -----
                                  $  90     $  67     $  59    $  60
                                  =====     =====     =====    =====

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

Income Taxes
------------
The effective income tax rates for the third quarter and the first nine months of 2004 were 19.6% and 20.8%, respectively, compared to 25.0% for the same periods in 2003. The lower rates in 2004 reflect many factors, including higher earnings in international tax jurisdictions with lower income tax rates and increased use of international tax credit carryforwards.

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

Net Income per Common Share
---------------------------
A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

                                       Three months ended   Nine months ended
                                          September 30        September 30
                                       ------------------   -----------------
                                         2004      2003       2004      2003
                                         ----      ----       ----      ----
Net income                             $  170    $  107     $  465    $  272
                                       ======    ======     ======    ======

Average number of Common Shares
  outstanding assuming dilution         156.9     154.5      156.8     148.5
Less dilutive effect of stock options     4.1       2.7        4.0       2.2
                                       ------    ------     ------    ------
Average number of Common Shares
outstanding basic                       152.8     151.8      152.8     146.3
                                       ======    ======     ======    ======
Net income per Common Share
  assuming dilution                    $ 1.09    $ 0.69     $ 2.97    $ 1.83
Net income per Common Share basic        1.12      0.70       3.05      1.86

Stock Options
-------------
Eaton has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation". If the Company accounted for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

                                  Three months ended     Nine months ended
                                     September 30          September 30
                                  ------------------     -----------------
                                    2004       2003        2004       2003
                                    ----       ----        ----       ----
Net income
----------
As reported                       $  170     $  107      $  465     $  272
Stock-based compensation
  expense, net of income taxes        (3)        (3)        (10)        (9)
                                  ------     ------      ------     ------
Assuming fair-value-method        $  167     $  104      $  455     $  263
                                  ======     ======      ======     ======

Net income per Common Share
assuming dilution
---------------------------
As reported                       $ 1.09     $ 0.69      $ 2.97     $ 1.83
Stock-based compensation
  expense, net of income taxes     (0.02)     (0.02)      (0.06)     (0.06)
                                  ------     ------      ------     ------
Assuming fair-value-method        $ 1.07     $ 0.67      $ 2.91     $ 1.77
                                  ======     ======      ======     ======

Net income per Common Share basic
---------------------------------
As reported                       $ 1.12     $ 0.70      $ 3.05     $ 1.86
Stock-based compensation
  expense, net of income taxes     (0.02)     (0.02)      (0.06)     (0.06)
                                  ------     ------      ------     ------
Assuming fair-value-method        $ 1.10     $ 0.68      $ 2.99     $ 1.80
                                  ======     ======      ======     ======

Comprehensive Income
--------------------
Comprehensive income is as follows:

                                 Three months ended    Nine months ended
                                    September 30         September 30
                                 ------------------    -----------------
                                    2004     2003        2004     2003
                                    ----     ----        ----     ----
Net income                          $170     $107        $465     $272
Foreign currency translation          34        5          15       56
Other                                  1        -           -        4
                                    ----     ----        ----     ----
Comprehensive income                $205     $112        $480     $332
                                    ====     ====        ====     ====

Inventories
-----------
The components of inventories follow:

                                    Sept. 30,   Dec. 31,
                                      2004        2003
                                      ----        ----
Raw materials                         $356        $301
Work-in-process & finished goods       611         452
                                      ----        ----
Inventories at FIFO                    967         753
Excess of FIFO over LIFO cost          (37)        (32)
                                      ----        ----
                                      $930        $721
                                      ====        ====

Business Segment Information
----------------------------

                                     Three months ended   Nine months ended
                                        September 30         September 30
                                     ------------------   -----------------
                                        2004      2003       2004      2003
(Millions)                              ----      ----       ----      ----
Net sales
---------
Fluid Power                           $  759    $  683     $2,319    $2,083
Electrical                               869       612      2,177     1,701
Automotive                               430       395      1,386     1,267
Truck                                    485       336      1,302       927
                                      ------    ------     ------    ------
                                      $2,543    $2,026     $7,184    $5,978
                                      ======    ======     ======    ======
Operating profit
----------------
Fluid Power                           $   81    $   65     $  253    $  186
Electrical                                70        49        172       114
Automotive                                50        44        184       164
Truck                                     93        52        232       114
                                      ------    ------     ------    ------
                                         294       210        841       578
Corporate
---------
Amortization of intangible assets         (7)       (5)       (18)      (18)
Interest expense-net                     (20)      (20)       (58)      (68)
Minority interest                         (2)       (3)        (6)       (9)
Pension & other postretirement
  benefit expense                        (19)      (15)       (59)      (42)
Other corporate expense-net              (35)      (25)      (113)      (78)
                                      ------    ------     ------    ------
Income before income taxes               211       142        587       363
Income taxes                              41        35        122        91
                                      ------    ------     ------    ------
Net income                            $  170    $  107     $  465    $  272
                                      ======    ======     ======    ======

Identifiable assets of the Electrical segment increased by approximately $350 as a result of the acquisition of Powerware in June 2004.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Dollars in millions, except for per share data (per share data assume dilution)

Overview of the Company
-----------------------
Eaton is a diversified industrial manufacturer that is a global leader in the design, manufacture and marketing of: fluid power systems and services for industrial, mobile and aircraft equipment; electrical systems and components for power quality, distribution and control; automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety; and intelligent truck drivetrain systems for safety and fuel economy. The principal markets for the Fluid Power, Automotive and Truck segments are original equipment manufacturers and after-market customers of aerospace products and systems, off-highway agricultural and construction vehicles, industrial equipment, passenger cars and heavy-, medium-, and light-duty trucks. The principal markets for the Electrical segment are industrial, construction, commercial, automotive and government customers. The Company had 55,000 employees at the end of third quarter 2004 and sells products to customers in more than 100 countries.

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

Highlights of Results for 2004
------------------------------
The Company's operating results for the three months and nine months ended September 30, 2004 and 2003 are summarized as follows:

                           Three months ended          Nine months ended
                              September 30                September 30
                        -------------------------    -------------------------
                          2004    2003   Increase      2004    2003   Increase
                          ----    ----   --------      ----    ----   --------
Net sales               $2,543  $2,026      26%      $7,184  $5,978      20%
Net income                 170     107      59%         465     272      71%
Net income per Common
  Share assuming
  dilution              $ 1.09  $ 0.69      58%      $ 2.97  $ 1.83      62%

Net sales in third quarter 2004 were an all-time quarterly record for Eaton, having surpassed the record set in second quarter 2004. Third quarter 2004 was also the fourth consecutive quarter of positive growth in end markets served by the Company. Sales rose 26% in third quarter 2004 compared to the same quarter in 2003. The increase was the result of end market growth of 9% in third quarter 2004, and above market growth of 4% during the quarter. An additional 11% of the sales growth in third quarter reflected sales from recently acquired businesses and the joint venture with Caterpillar formed in August 2003, and 2% was from foreign exchange rates. Sales growth for the first nine months of 2004 was primarily attributable to the same factors as third quarter 2004.

The increases in net income during the third quarter and the first nine months of 2004 were primarily due to higher sales and the benefits of restructuring actions taken in recent years. In addition, lower net interest expense and a reduction in the effective income tax rate helped the Company to post significantly higher net income in 2004. These increases in net income in 2004 were partially offset by higher basic metal prices, higher costs for pensions and other postretirement benefits, and increased restructuring charges in 2004.

During the first nine months of 2004, net cash provided by operating activities was $577 compared to $517 in the first nine months of 2003. Before a $75 voluntary contribution to the United States qualified pension plans in first quarter 2004, net cash provided by operating activities was $652 in the first nine months of 2004. Management believes net cash provided by operating activities before this pension contribution is a useful performance measure, since this was the first such contribution in over a decade. Any future pension contributions are uncertain in terms of both timing and amount.

The net-debt-to-total-capital ratio increased to 32.1% at September 30, 2004 from 25.9% at year-end 2003. This increase was primarily due to the $537 decline in short-term investments, which primarily resulted from the use in 2004 of cash on hand to finance the recent business acquisitions and new joint venture investment discussed below, the $75 contribution to the pension plans, and the repurchase of 4.2 million Common Shares at a total cost of $250.

On September 1, 2004, Eaton acquired the Walterscheid Rohrverbindungstechnik GmbH business (Walterscheid) from GKN plc for $48 of cash. Walterscheid, a German manufacturer of hydraulic tube connectors and fittings primarily for the European market, had 2003 sales of $52 and is located in Lohmar, Germany. Its products are used in mobile and stationary markets such as construction and agricultural equipment and machine tools. Eaton's operating results for 2004 include Walterscheid from the date of acquisition. This business is included in the Fluid Power segment.

Also in September 2004, Eaton contributed $28 of cash for its 50% interest in a new medium-duty truck transmission joint venture located in Changchun, China. The partner in this venture is FAW Jiefang Automotive Co., Ltd., which is the commercial vehicle subsidiary of China First Auto Works Group Company (FAW), the largest manufacturer of commercial vehicles in China. Eaton's operating results include this joint venture beginning in September 2004. This business is included in the Truck segment.

On June 9, 2004, Eaton acquired Powerware Corporation, the power systems business of Invensys plc, for $560 of cash. Powerware, based in Raleigh, N.C., is a global market leader in Uninterruptible Power Systems (UPS), DC Power products, and power quality services. Powerware had revenues of $775 for the year ended March 31, 2004. Powerware has operations in the United States, Canada, Europe, South America and in the Asia/Pacific area that provide products and services utilized by computer manufacturers, industrial companies, governments, telecommunications firms, medical institutions, data centers and other businesses. Eaton's operating results for 2004 include Powerware from the date of acquisition. This business is included in the Electrical segment.

Eaton continues to expect its end markets to grow between 7 and 8% for full year 2004. Mobile hydraulics and truck markets have continued their strong performance, while electrical markets have posted modest growth and automotive markets are likely to post a small decline for the year. As a result of stronger than expected end markets, in mid-October Eaton increased its guidance for full year 2004 net income per Common Share to between $3.95 and $4.05, reflecting the continued improvement in the Company's financial results. The Company anticipates net income per share for fourth quarter 2004 to be between $0.98 and $1.08. These per share amounts are net of restructuring charges of $0.15 for full year 2004 and $0.05 for fourth quarter 2004.

Results of Operations - 2004 Compared to 2003
---------------------------------------------

                        Three months ended              Nine months ended
                           September 30                   September 30
                    --------------------------     --------------------------
                      2004     2003   Increase       2004     2003   Increase
                      ----     ----   --------       ----     ----   --------
Net sales           $2,543   $2,026      26%       $7,184   $5,978      20%
Operating profit       294      210      40%          841      578      46%
Operating margin      11.6%    10.4%                 11.7%     9.7%

Sales for the third quarter and the first nine months of 2004 were up sharply compared to similar periods in 2003. Sales growth in third quarter 2004 consisted of 13% from organic growth, 11% from recently acquired businesses and the joint venture formed with Caterpillar in August 2003, and 2% from foreign exchange rates. Organic growth was comprised of 9% in Eaton's end markets and 4% from outgrowing its end markets. Sales growth for the first nine months of 2004 consisted of 12% from organic growth, 5% from business acquisitions and the joint venture with Caterpillar, and 3% from foreign exchange rates. The operating results of each business segment are further discussed below.

Increased operating profit in the third quarter and the first nine months of 2004 was primarily due to higher sales and the benefits of restructuring actions taken in recent years. These increases were partially offset by higher basic metal prices in 2004 and higher restructuring charges in 2004. Operating margins were reduced due to restructuring charges by 0.4% in third quarter 2004 and 0.3% in third quarter 2003. For the first nine months of 2004 and 2003, operating margins were reduced due to restructuring charges by 0.4% in both periods. Third quarter 2004 operating margins increased compared to third quarter 2003 despite normal seasonal weakness in the automotive business, higher basic metal costs, increased restructuring charges, and the addition of the Powerware business, whose margins are currently lower than the rest of the Electrical segment.

In 2004, Eaton incurred restructuring charges related primarily to the integration of: Powerware, acquired in June 2004; the electrical division of Delta plc, acquired in January 2003; and the Boston Weatherhead fluid power business, acquired in November 2002. In 2003, restructuring charges related primarily to the integration of the electrical division of Delta plc and the Boston Weatherhead fluid power business. A summary of these charges follows:

                         Three months ended    Nine months ended
                            September 30         September 30
                         ------------------    -----------------
                            2004      2003        2004     2003
                            ----      ----        ----     ----
Fluid Power                $   3     $   2       $   5    $  11
Electrical                     8         5          20       12
                           -----     -----       -----    -----
                              11         7          25       23
Corporate                      -         -           -        1
                           -----     -----       -----    -----
Total pretax charges       $  11     $   7       $  25    $  24
                           =====     =====       =====    =====
After-tax charges          $   7     $   5       $  16    $  16
Per Common Share           $0.04     $0.03       $0.10    $0.11

The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment or were included in Other corporate expense-net, as appropriate.

Pretax income for third quarter 2004 was reduced by $6 ($4 after-tax, or $0.03 per Common Share) compared to third quarter 2003 due to increased pension and other postretirement benefit expense in 2004. This resulted from the decline over the last several years in the market value of equity investments held by Eaton's pension plans, coupled with the effect of the lowering of discount rates associated with pension and other postretirement benefit liabilities at year-end 2003. These increased costs were partially offset by the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Pretax income for the first nine months of 2004 was similarly reduced by $22 ($14 after-tax, or $0.09 per Common Share) compared to the same period in 2003.

The effective income tax rates for the third quarter and the first nine months of 2004 were 19.6% and 20.8%, respectively, compared to 25.0% for the same periods in 2003. The lower rates in 2004 reflect many factors, including higher earnings in international tax jurisdictions with lower income tax rates and increased use of international tax credit carryforwards.

Results by Business Segment
---------------------------

                        Three months ended              Nine months ended
                           September 30                    September 30
                     ------------------------       -------------------------
Fluid Power           2004    2003   Increase         2004     2003  Increase
-----------           ----    ----   --------         ----     ----  --------
Net sales             $759    $683      11%         $2,319   $2,083     11%
Operating profit        81      65      25%            253      186     36%
Operating margin      10.7%    9.5%                   10.9%     8.9%

Third quarter 2004 sales of the Fluid Power segment were an all-time record. Eaton's operating results for 2004 include Walterscheid from the date of acquisition, as discussed above. The strong growth in the mobile and industrial hydraulics markets seen in first half 2004 continued into third quarter 2004. The increase in sales compares to growth in Fluid Power's markets of 9% over the same period in 2003, with global hydraulics markets up an estimated 16%, commercial aerospace markets up 7%, defense aerospace markets up 2%, and European automotive production up 1%. Eaton anticipates that the growth in mobile and industrial hydraulics is likely to continue well into 2005, although the rate of growth is likely to moderate from the levels seen in 2004. The Company now anticipates stronger commercial aerospace growth in 2005 than had been foreseen earlier this year. Sales growth for the first nine months of 2004 was primarily attributable to the same factors as third quarter 2004.

Operating profit in third quarter 2004 was also an all-time record. Increased operating profit in 2004 was primarily due to higher sales and the benefits of restructuring actions taken in recent years to resize this business and integrate acquired businesses. Increased operating profit in the first nine months of 2004 was primarily due to higher sales, the benefits of restructuring actions taken in recent years, and reduced restructuring charges in 2004. Restructuring charges in third quarter 2004 were $3 compared to $2 in third quarter 2003, reducing operating margins by 0.4% in 2004 and 0.3% in 2003. For the first nine months of 2004, restructuring charges were $5 compared to $11 in the same period in 2003, reducing operating margins by 0.2% in 2004 compared to 0.5% in 2003. The restructuring charges in 2004 and 2003 related primarily to the acquisition of the Boston Weatherhead business in late 2002.

                        Three months ended              Nine months ended
                           September 30                   September 30
                     ------------------------       -------------------------
Electrical           2004     2003   Increase         2004     2003  Increase
----------           ----     ----   --------         ----     ----  --------
Net sales            $869     $612      42%         $2,177   $1,701     28%
Operating profit       70       49      43%            172      114     51%
Operating margin      8.1%     8.0%                    7.9%     6.7%

Third quarter 2004 sales of the Electrical segment were an all-time record. Sales growth in third quarter 2004 included 35% from the acquisition of Powerware in June 2004, as discussed above, and the joint venture formed with Caterpillar in August 2003. Eaton's operating results for 2004 include Powerware from the date of acquisition. End markets for the electrical business grew about 5% during third quarter 2004. The Company expects modest end market growth over the balance of the year, with more significant growth likely in 2005. Orders for Powerware in third quarter 2004 were 13% higher than third quarter 2003. Sales growth for the first nine months of 2004 included 18% from the acquisition of Powerware, Electrum, and the electrical division of Delta plc acquired in January 2003, and the joint venture formed with Caterpillar.

Increased operating profit in the third quarter and the first nine months of 2004 was primarily due to higher sales and the benefits of restructuring actions taken in recent years to resize this business and integrate acquired businesses. These improvements were partially offset by increased restructuring charges in 2004. The operating margin of the Powerware business is currently lower than the rest of the Electrical segment. Restructuring charges recorded in third quarter 2004 were $8 compared to $5 in third quarter 2003, reducing operating margins by 0.9% in 2004 and 0.8% in 2003. For the first nine months of 2004, restructuring charges were $20 compared to $12 in 2003, reducing operating margins by 0.9% in 2004 compared to 0.7% in 2003. The restructuring charges in 2004 related primarily to the acquisition of Powerware and the electrical division of Delta plc acquired in January 2003. Restructuring charges in 2003 related primarily to the acquisition of the electrical division of Delta plc.

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

                        Three months ended               Nine months ended
                          September 30                     September 30
                      -----------------------       -------------------------
Automotive            2004     2003  Increase         2004     2003  Increase
----------            ----     ----  --------         ----     ----  --------
Net sales             $430     $395      9%         $1,386   $1,267     9%
Operating profit        50       44     14%            184      164    12%
Operating margin      11.6%    11.1%                  13.3%    12.9%

The Automotive segment recorded strong revenue growth in third quarter 2004 despite flat markets. Third quarter 2004 automotive production in NAFTA was lower by 2% and in Europe was up 1% compared to third quarter 2003. Traditionally, sales for this segment are lower in the third quarter than in the second quarter as a result of the normal seasonal pattern of European automotive industry production. Eaton expects that the NAFTA and European markets will be slightly down over the balance of the year. Sales growth for the first nine months of 2004 were a reflection of stronger sales in first half 2004.

Increased operating profit in the third quarter and the first nine months of 2004 was primarily the result of increased sales in 2004, partially offset by higher prices for basic metals.

In first quarter 2004, Eaton won contracts to supply locking differentials to Hyundai and Kia for several new vehicle programs. Revenues from these contracts are expected to total approximately $150 over the next six years.

                        Three months ended             Nine months ended
                           September 30                   September 30
                      -----------------------       -------------------------
Truck                 2004     2003  Increase         2004     2003  Increase
-----                 ----     ----  --------         ----     ----  --------
Net sales             $485     $336     44%         $1,302     $927    40%
Operating profit        93       52     79%            232      114   104%
Operating margin      19.2%    15.5%                  17.8%    12.3%

The Truck segment posted record sales in third quarter 2004, with sales that were up sharply compared to third quarter 2003. In third quarter 2004, NAFTA heavy-duty truck production of 69,000 units was 10% above second quarter 2004 and was up 47% compared to third quarter 2003. NAFTA medium-duty truck production was up 9% in third quarter 2004 compared to 2003, European truck production was up 8% and Brazilian vehicle production was up 33%. Monthly orders for new NAFTA heavy-duty trucks during third quarter 2004 averaged 28,000 units. While order levels would support another significant growth in production in fourth quarter 2004, given the capacity constraints faced by other suppliers to the truck assemblers, Eaton estimates that the NAFTA heavy-duty market in 2004 is likely to total 255,000 units. Sales growth for the first nine months of 2004 was primarily attributable to the same factors as third quarter 2004.

Third quarter 2004 operating profit and operating margin were all-time records. Increased operating profit in the third quarter and the first nine months of 2004 was primarily due to increased sales in 2004 throughout all geographic regions.

Eaton made significant progress during third quarter 2004 on both of its recently announced new truck joint ventures in China. The joint venture with FAW Jiefang Automotive Co., Ltd. formally started production in September 2004 with Eaton contributing $28 of cash for its 50% interest in the venture. This venture was formed in March 2004 in Changchun, China to produce a complete line of medium-duty transmissions for commercial vehicles and buses for the growing Chinese market. FAW Jiefang Automotive Co., Ltd. is the commercial vehicle subsidiary of China First Auto Works Group Company (FAW), the largest manufacturer of commercial vehicles in China. Eaton and FAW Jiefang will have equal ownership of the joint venture, which is named FAW Eaton Transmission Co., Ltd.

In addition, the Company is still on target to start production in the Eaton Fast Gear (EFG) heavy-duty transmission joint venture in fourth quarter 2004. The formation of EFG was announced in third quarter 2003. Eaton's partners in EFG are Shaanxi Fast Gear Co., Ltd. and Xiang Torch Investment Co., Ltd. This venture will produce heavy-duty truck transmissions for the growing Chinese market. Eaton has 55% ownership of the venture.

Changes in Financial Condition During 2004
------------------------------------------
Net working capital of $701 at September 30, 2004 decreased from $967 at year-end 2003. The current ratio was 1.3 at September 30 and 1.4 at the end of 2003. The decrease in net working capital was primarily due to the $537 reduction in short-term investments reflecting the use of cash on hand to finance the acquisitions of Walterscheid in September 2004 for $48 and Powerware in June 2004 for $560, the $28 investment made in September in the FAW Eaton Transmission Co., Ltd. joint venture, and, in first quarter 2004, a $75 contribution to the United States qualified pension plans and the repurchase of
4.2 million Common Shares at a total cost of $250. These uses of working capital were offset by higher accounts receivable resulting from increased sales in 2004 and strong cash flow from operating activities in the first nine months of 2004.

During the first nine months of 2004, net cash provided by operating activities was $577 compared to $517 in the first nine months of 2003. Before a $75 voluntary contribution to the United States qualified pension plans in first quarter 2004, net cash provided by operating activities was $652 in the first nine months of 2004. Management believes net cash provided by operating activities before this pension contribution is a useful performance measure, since this was the first such contribution in over a decade. Any future pension contributions are uncertain in terms of both timing and amount. Capital expenditures for the first nine months of 2004 were $199 compared to $177 in the first nine months of 2003.

Total debt of $1,941 at September 30, 2004 decreased slightly from $1,953 at the end of 2003. The net-debt-to-capital ratio increased to 32.1% at September 30 from 25.9% at year-end 2003. This increase was primarily due to the $537 reduction of short-term investments, as described above. In March 2004, Eaton entered into a new $50 long-term revolving credit facility which will expire in May 2008. Eaton has long-term revolving credit facilities of $700, of which $400 expire in April 2005 and the remaining $300 in May 2008.

On October 21, 2004, Eaton issued $75 of 5.45% senior debentures, which mature in 2034. The Company expects to use the proceeds to repay a portion of the 6.95% notes maturing on November 15, 2004 or for general corporate purposes.

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements concerning fourth quarter 2004 and full year 2004 net income per share, the performance of Eaton's worldwide markets, and volumes from new business awards. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; the impact of acquisitions, divestitures, and joint ventures; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

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

Item 4. Controls and Procedures
-------------------------------
Pursuant to SEC Rule 13a-15, an evaluation was performed, under the supervision and with the participation of Eaton's management, including Alexander M. Cutler
- Chairman and Chief Executive Officer and Richard H. Fearon - Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

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

During third quarter 2004, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)   Exhibits - See Exhibit Index attached.

(b)   Reports on Form 8-K.

1. On July 15, 2004, Eaton filed a Current Report on Form 8-K regarding the second quarter 2004 earnings release.

2. On September 13, 2004, Eaton filed a Current Report on Form 8-K regarding the reaffirmation, without modification, of the Company's previously released 2004 earnings guidance during Morgan Stanley's CEOs Unplugged Industrials Conference.

3. On October 14, 2004, Eaton filed a Current Report on Form 8-K regarding the third quarter 2004 earnings release.

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

                                             Eaton Corporation
                                             ----------------------------
                                             Registrant

Date:  November 5, 2004                      /s/ Richard H. Fearon
                                             ----------------------------
                                             Richard H. Fearon
                                             Executive Vice President -
                                             Chief Financial and Planning
                                             Officer

Eaton Corporation
Quarterly Report on Form 10-Q
Third Quarter 2004
Exhibit Index

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

  99    Global 5.45% Senior Debenture, due 2034