Form 10-K
period 2004-12-31
EATON CORP
filed 2005-03-11
CIK 31277

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
                                    ---------

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the year ended December 31, 2004
                      ------------------------------------

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2004 was $9.8 billion.

As of January 31, 2005, there were 152.9 million Common Shares outstanding.

                       Documents Incorporated By Reference

Portions of the Proxy Statement for the 2005 annual shareholders' meeting are incorporated by reference into Part III.

                                  Part I

Item 1.  Business
-----------------
Eaton Corporation (Eaton or Company) is a global diversified industrial manufacturer with 2004 sales of $9.8 billion. Eaton was incorporated in Ohio in 1916, as a successor to a New Jersey company incorporated in 1911. The Company is a global leader in the design, manufacture, marketing and servicing of fluid power systems for industrial, mobile, and aircraft equipment; electrical systems and components for power quality, distribution and control; automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety; and intelligent truck drivetrain systems for safety and fuel economy. Headquartered in Cleveland, Ohio, Eaton had 55,000 employees at year-end 2004 and sells products in more than 125 countries. More information regarding the Company is available at http://www.eaton.com.

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

Recent Developments
-------------------
In light of the strong results for 2004 and continuing momentum in most of its markets, on January 24, 2005 Eaton announced that it was taking the following actions:

- Increasing the quarterly dividend on its Common Shares by 15%, from $.27 per share to $.31 per share, effective for the February 2005 dividend;

- Initiating a plan to repurchase $250 million of shares to help offset dilution from the shares issued during 2004 from the exercise of stock options;

- Contributing $50 million to its qualified pension plans in the United States during 2005.

On June 9, 2004, Eaton acquired Powerware Corporation, the power systems business of Invensys plc, for $560 million of cash, less cash acquired of $27 million. Powerware, based in Raleigh, North Carolina, is a global leader in Uninterruptible Power Systems (UPS), DC Power products, and power quality services. Powerware had revenues of $775 million for the year ended March 31, 2004. Powerware has operations in the United States, Canada, Europe, South America and Asia/Pacific that provide products and services utilized by computer manufacturers, industrial companies, governments, telecommunications firms, medical institutions, data centers and other businesses. Eaton's operating results for 2004 include Powerware from the date of acquisition. This business is included in the Electrical segment.

On September 1, 2004, Eaton acquired Walterscheid Rohrverbindungstechnik GmbH (Walterscheid) from GKN plc for $48 million of cash. Walterscheid, a manufacturer of hydraulic tube connectors and fittings primarily for the European market, had 2003 sales of $52 million and is located in Lohmar, Germany. Its products are used in mobile and industrial hydraulic markets such as construction and agricultural equipment and machine tools. Eaton's operating results for 2004 include Walterscheid from the date of acquisition. This business is included in the Fluid Power segment.

Also in September 2004, Eaton contributed $28 million of cash to purchase a 50% interest in a new medium-duty truck transmission joint venture located in Changchun, China. The partner in this venture is FAW Jiefang Automotive Co., Ltd., which is the commercial vehicle subsidiary of China First Auto Works Group Company (FAW), the largest manufacturer of commercial vehicles in China. Eaton's operating results include this joint venture, which is accounted for under the equity method, beginning in September 2004. This business is included in the Truck segment.

Business Segment Information
----------------------------
Information by business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is presented in "Business Segment & Geographic Region Information" on pages F-34 through F-39 of this Form 10-K. Additional information regarding Eaton's segments and business is presented below.

Fluid Power
-----------
Significant Customers - Approximately 12% of this segment's net sales in 2004 were made to four original equipment manufacturers of vehicles in the United States and Europe. Two of these customers are also significant customers of the Automotive and Truck segments. Also, approximately 6% of this segment's net sales in 2004 were made to two manufacturers of off-highway agricultural and construction vehicles.

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Electrical
----------
Significant Customers - Approximately 12% of this segment's net sales in 2004 were made to one customer, located in the United States, which is not a significant customer of any other segment.

Competition - Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Automotive
----------
Seasonal Fluctuations - Sales of the Automotive segment historically are lower in the third quarter than in other quarters during the year as a result of the normal seasonal pattern of automotive industry production.

Significant Customers - Approximately 56% of this segment's net sales in 2004 were made to divisions and subsidiaries of five large original equipment manufacturers of vehicles and one automotive component supplier. All of these customers are concentrated in North America and Europe. Three of these customers are also significant customers of the Truck and Fluid Power segments.

Competition - Principal methods of competition in this segment are price, service and product performance. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Truck
-----
Significant Customers - Approximately 75% of this segment's net sales in 2004 were made to divisions and subsidiaries of five original equipment manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles, concentrated in North America, Europe and Latin America. Two of these customers are also significant customers of the Automotive and Fluid Power segments.

Competition - Principal methods of competition in this segment are price, service and product performance. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Information Concerning Eaton's Business in General
--------------------------------------------------
Raw Materials - Principal raw materials used are iron, steel, copper, nickel, aluminum, brass, silver, rubber, plastic and insulating materials. Materials are purchased in various forms, such as pig iron, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers and, under normal circumstances, the Company has no difficulty obtaining them. In 2004, due to raw materials supply shortages resulting from higher demand, Eaton paid higher prices primarily for basic metals. At the end of 2004, the Company purchased additional inventory to guard against basic metals shortages.

Patents and Trademarks - Eaton views its name and mark as significant to its business as a whole.

Eaton's products are marketed with a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. However, based on the broad scope of Eaton's product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operation or financial position of Eaton or its business segments. Eaton's policy is to file applications and obtain patents for its new products including product modifications and improvements. While patents generally expire 20 years after the patent application filing date, new patents are issued to Eaton on a regular basis.

Order Backlog - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of cars, trucks and off-highway vehicles are historically subject to month-to-month releases by customers during each model year, such orders are not considered firm. In measuring backlog of orders, the Company includes only the amount of such orders released by such customers as of the dates listed. Using this criterion, total backlog at December 31, 2004 and 2003 was approximately $1.5 billion and $1.3 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development - Research and development expenses for new products and improvement of existing products in 2004, 2003 and 2002 (in millions) were $261, $223 and $203, respectively. Over the past five years, the Company has invested approximately $1.2 billion in research and development.

Protection of the Environment - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify certain processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2005 and 2006. Information regarding the Company's liabilities related to environmental matters is presented in "Protection of the Environment" on pages F-26 and F-27 of this Form 10-K.

Foreign Operations - Eaton's foreign operations are subject to a variety of risks that may affect such operations, including, among other things:

-    Currency fluctuations and devaluations,

-    Exchange controls and currency restrictions, and

-    Changes in local economic conditions.

While the impact of these risks is difficult to predict, any one or more of them could adversely affect the Company's operations in the future.

Item 2. Properties
------------------
Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 187 locations in 29 countries, including 31 light-manufacturing and fabrication facilities. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for operations, and such facilities are maintained in good condition.

Item 3. Legal Proceedings
-------------------------
Information regarding the Company's legal proceedings is presented in "Protection of the Environment" and "Contingencies" on pages F-26 and F-27 of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None.

Executive Officers of the Registrant
------------------------------------
Information regarding executive officers of the Company is presented in Item 10 of this Form 10-K.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters
-------------------------------------------------------------------------
The Company's Common Shares are listed for trading on the New York, Chicago and Pacific stock exchanges. Information regarding cash dividends paid and the high and low market price per Common Share for each quarter in 2004 and 2003 is presented in "Quarterly Data" on page F-61 of this Form 10-K. At December 31, 2004, there were 9,641 holders of record of the Company's Common Shares.

Additionally, 22,016 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP) and Eaton Personal Investment Plan
(EPIP).

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K.

Item 6. Selected Financial Data
-------------------------------
Information regarding selected financial data is presented in the "Nine-Year Consolidated Financial Summary" on pages F-62 and F-63 of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------
"Management's Discussion & Analysis of Financial Condition and Results of Operations" is presented on pages F-40 through F-60 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------
Information regarding market risk is presented in "Market Risk Disclosure & Contractual Obligations" on pages F-53 and F-54 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
The report of the independent registered public accounting firm, consolidated financial statements, and notes to consolidated financial statements are presented on pages F-1 and F-5 through F-39 of this Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------
None.

Item 9A. Controls and Procedures
--------------------------------
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed, under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Chairman and Chief Executive Officer and Richard H. Fearon - Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

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

Changes in Internal Control Over Financial Reporting - During fourth quarter 2004, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

"Management's Report on Internal Control Over Financial Reporting" is presented on page F-2 of this Form 10-K.

"Report of the Independent Registered Public Accounting Firm" on "Management's Report on Internal Control Over Financial Reporting" is presented on pages F-3 and F-4 of this Form 10-K.

Item 9B. Other Information
--------------------------
None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------
Information required with respect to the Directors of the Company is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed on or about March 18, 2005, and is incorporated by reference.

A listing of Eaton's executive officers, their ages, positions and offices held over the past five years, as of January 31, 2005, follows:

Name                  Age   Position (Date elected to position)
----                  ---   -----------------------------------
Alexander M. Cutler    53   Chairman and Chief Executive Officer; President
                               (August 1, 2000 - present)
                            President and Chief Operating Officer
                               (September 1, 1995 - July 31, 2000)
                            Director (1993 - present)

Richard H. Fearon      48   Executive Vice President - Chief Financial and
                               Planning Officer (April 24, 2002 - present)
                            Partner, Willow Place Partners LLC (2001 - 2002)
                            Senior Vice President - Corporate Development,
                               Transamerica Corporation (1997 - 2000)

Craig Arnold           44   Senior Vice President and Group Executive - Fluid
                               Power (October 25, 2000 - present)
                            Corporate Vice President of General Electric and
                               President of GE Lighting Services Ltd.
                               (1999 - 2000)

Stephen M. Buente      54   Senior Vice President and Group Executive -
                               Automotive (August 21, 2000 - present)
                            Operations Vice President - Automotive Controls
                               (1999 - 2000)

Randy W. Carson        54   Senior Vice President and Group Executive -
                               Electrical (January 1, 2000 - present)

James E. Sweetnam      52   Senior Vice President and Group Executive -
                               Truck (July 1, 2001 - present)
                            Vice President - Heavy-Duty Transmission, Clutch
                               and Aftermarket (2000 - 2001)

Kristen M. Bihary      51   Vice President - Communications
                               (July 28, 1999 - present)

Susan J. Cook          57   Vice President - Human Resources
                               (January 16, 1995 - present)

Earl R. Franklin       61   Vice President and Secretary
                               (April 24, 2002 - present)
                            Secretary and Associate General Counsel
                               (September 1, 1991 - April 23, 2002)

J. Robert Horst        61   Vice President and General Counsel
                               (January 1, 2000 - present)

James W. McGill        49   Vice President - Eaton Business System
                               (July 16, 2004 - present)
                            Vice President and General Manager - Industrial
                               Controls Division (January 1, 2001 - July 2004)
                            Director OEM Segment - Electrical Components
                               (September 1, 1999 - December 31, 2000)

John S. Mitchell       48   Vice President - Taxes
                               (November 22, 1999 - present)

Robert E. Parmenter    52   Vice President and Treasurer
                               (January 1, 1997 - present)

Billie K. Rawot        53   Vice President and Controller
                               (March 1, 1991 - present)

Robert L. Sell         54   Vice President - Chief Information Officer
                               (August 11, 2003 - present)
                            Senior Vice President, Chief Information Officer,
                               Moore Wallace Incorporated (2002 - 2003)
                            Vice President, Chief Information Officer,
                               Brunswick Corporation (1999 - 2001)

Ken D. Semelsberger    43   Vice President - Strategic Planning
                               (April 28, 1999 - present)

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

Eaton has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Victor A. Pelson (chair), Deborah L. McCoy, John R. Miller and Kiran M. Patel. The Board of Directors of Eaton has determined that John R. Miller and Kiran M. Patel are audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

The Company has adopted a Code of Ethics, which applies to the Directors, officers (including its Chairman and Chief Executive Officer, Executive Vice President--Chief Financial and Planning Officer, and Vice President and Controller) and employees worldwide. The Code of Ethics is included as an exhibit in the Company's definitive Proxy Statement to be filed on or about March 18, 2005, and is incorporated by reference. The Board of Directors has also approved charters for the Board's Audit Committee, Compensation and Organization Committee, Finance Committee and Governance Committee, as well as the Board of Directors Governance Policies. These documents are available on the Company's website at http://www.eaton.com. Printed copies are also available free of charge upon request. Requests for printed copies should be directed to the Company's Investor Relations Office, Eaton Corporation, 1111 Superior Avenue, Cleveland 44114-2584.

Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed on or about March 18, 2005, and is incorporated by reference.

Item 11. Executive Compensation
-------------------------------
Information required with respect to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed on or about March 18, 2005, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
---------------------------------------------------------------------------
Information required with respect to security ownership of certain beneficial owners is set forth under the caption "Share Ownership Tables" in the Company's definitive Proxy Statement to be filed on or about March 18, 2005, and is incorporated by reference.

Equity Compensation Plans
-------------------------
The following table summarizes information, as of December 31, 2004, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, deferred compensation units or other rights to acquire Company common shares may be granted from time to time.

                                                           (C)
                                                        Number of
                                                        Securities
                                                        Remaining
                              (A)                       Available
                           Number of        (B)         for Future
                          Securities     Weighted-       Issuance
                             to be        Average     Under Equity
                          Issued Upon     Exercise     Compensation
                          Exercise of     Price of        Plans
                          Outstanding   Outstanding     (Excluding
                           Options,       Options,      Securities
                           Warrants       Warrants     Reflected in
Plan category             and Rights     and Rights    Column (A))
-------------            ------------   -----------   -------------
Equity compensation
plans approved by
security holders(1)      15,298,846(3)   $37.97(5)     8,972,685

Equity compensation
plans not approved
by security holders(2)    1,645,755(4)      N/A           (2)
                         ----------      ------        ---------
Total                    16,944,601      $37.97(5)     8,972,685
                         ==========      ======        =========

(1) These plans are the Company's 2004 Stock Plan, 2002 Stock Plan, 1998 Stock Plan, 1995 Stock Plan, 1991 Stock Option Plan, and the Incentive Compensation Deferral Plans.

(2) The 1996 Non-Employee Director Fee Deferral Plan and the Deferred Incentive Compensation Plan are not considered to be "equity compensation plans" which require shareholder approval under the rules of the New York Stock Exchange. Under the 1996 Non-Employee Director Fee Deferral Plan, all non-employee directors were entitled to defer payment of their fees at a rate of return depending on whether the director deferred the fees as retirement compensation or as short-term compensation. At least 50% of retirement compensation, or any greater portion which the director elected, was converted to Company share units and earns Company share price appreciation and dividend equivalents. The balance of retirement compensation earns 10-year U.S. Treasury note returns plus 300 basis points. Short-term compensation earns 13-week U.S. Treasury bill returns. These arrangements provide for accelerated lump sum or installment payments upon a failure by the Company to pay, or termination of service in the context of a change in control of the Company. After retirement or other termination of services as a director, the Governance Committee determines whether fees deferred under the Plan are to be paid in a lump sum or periodic installments and whether the amounts converted to Company share units are to be paid in cash or Company common shares. Under the Deferred Incentive Compensation Plan, participants, including officers and other eligible executives, were able to defer receipt of their annual incentive compensation award as either short-term deferrals (5 years) or retirement compensation. Amounts deferred as retirement compensation earn the greater of Company share price appreciation plus dividend equivalents or 13-week U.S. Treasury bill returns until paid. This determination is made at the time of each payment, whether made in lump sum or installments. Short-term deferrals earn 13-week U.S. Treasury bill returns. Amounts deferred as retirement compensation which are converted to Company share units are payable in Company common shares, either in a lump sum or periodic installments, as determined by the Company's Corporate Compensation Committee which is comprised of Company officers. Participants were able to defer the full amount of eligible cash compensation under these Plans. To the extent that cash compensation is deferred pursuant to these Plans, or pursuant to the Incentive Compensation Deferral Plan, the Company may be able to preserve the deductibility of the compensation under Section 162(m) of the Internal Revenue Code. However, in some circumstances cash compensation paid to executive officers is not deductible by the Company.

(3) Includes an aggregate of 231,070 restricted shares, 2,865,800 of performance-based stock options and 396,421 shares underlying stock units, payable on a one-for-one basis, credited to stock unit accounts as of December 31, 2004 under the Incentive Compensation Deferral Plans.

(4) Represents shares underlying stock units, payable on a one-for-one basis, credited to stock unit accounts as of December 31, 2004 under the 1996 Non-Employee Director Fee Deferral Plan and the Deferred Incentive Compensation Plan.

(5) Weighted average exercise price of outstanding stock options; excludes restricted stock and deferred compensation share units.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
None required to be reported.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------
Information required with respect to principal accountant fees and services is set forth under the caption "Audit Committee Report" in the Company's definitive Proxy Statement to be filed on or about March 18, 2005, and is incorporated by reference.

                                     Part IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------
(a) (1) The report of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements, included in Item 8 above, are filed as a separate section of this Form 10-K:

          Report of Independent Registered Public Accounting Firm - Page F-1

          Statements of Consolidated Income - Years ended December 31, 2004, 2003 and 2002 - Page F-5

          Consolidated Balance Sheets - December 31, 2004 and 2003 - Pages F-6 and F-7

          Statements of Consolidated Cash Flows - Years ended December 31, 2004 2003 and 2002 - Page F-8

          Statements of Consolidated Shareholders' Equity - Years ended December 31, 2004, 2003 and 2002 -Pages F-9 and F-10

          Notes to Consolidated Financial Statements - Pages F-11 through F-39

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

               (e) 1995 Stock Plan - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

               (f) Incentive Compensation Deferral Plan (amended and restated as of October 1, 1997) - Incorporated by reference to the Form 10-K for the year ended December 31, 2000

               (g) Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

               (h) Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

               (i) Limited Eaton Service Supplemental Retirement Income Plan (amended and restated as of January 1, 2003) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

               (j) Supplemental Benefits Plan (amended and restated as of January 1, 1989) (which provides supplemental retirement benefits) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

               (k) Excess Benefits Plan (Amended and Restated Effective January 1, 1989) (with respect to Section 415 limitations of the Internal Revenue Code) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

               (l) Executive Incentive Compensation Plan (Effective as of January 1, 2003) - Incorporated by reference to the Form 10-K for the year ended December 31, 2003

               (m) Plan for the Deferred Payment of Directors' Fees (Originally adopted in 1985 and amended effective as of September 24, 1996, January 28, 1998, January 23, 2002 and February 24,
                    2004) - Incorporated by reference to the Form 10-Q for the three months ended March 31, 2004

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

               (r) 1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

               (s) 2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

               (t) Executive Strategic Incentive Plan II (Effective as of January 1, 2001) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

               (u)  Vehicle Allowance Program (Effective as of January 1, 2003)
                    - Incorporated by reference to the Form 10-K for the year ended December 31, 2003

               (v) 2004 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

               (w) 2005 Non-Employee Director Fee Deferral Plan (Effective January 1, 2005) - Filed in conjunction with this Form 10-K

               (x) Deferred Incentive Compensation Plan II (Effective January 1, 2005) - Filed in conjunction with this Form 10-K

               (y) Incentive Compensation Deferral Plan II (Effective January 1, 2005) - Filed in conjunction with this Form 10-K

               (z) Supplemental Benefits Plan II (Effective January 1, 2005) - Filed in conjunction with this Form 10-K

               (aa) Excess Benefits Plan II (Effective January 1, 2005) - Filed
                    in conjunction with this Form 10-K

               (bb) Limited Eaton Service Supplemental Retirement Income Plan II
                    (Effective January 1, 2005) - Filed in conjunction with this Form 10-K

               (cc) Amendment to the Plan (originally adopted in 1985) for the
                    Deferred Payment of Directors' Fees (Effective January 1,
                    2005) - Filed in conjunction with this Form 10-K

               (dd) Form of Stock Option Agreement for Non-Employee Directors -
                    Filed in conjunction with this Form 10-K

               (ee) Form of Stock Option Agreement for Executives - Filed in
                    conjunction with this Form 10-K

               (ff) Form of Restricted Share Award Agreement - Filed in
                    conjunction with this Form 10-K

     12 Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K

     14 Code of Ethics - Incorporated by reference to the definitive Proxy Statement to be filed on or about March 18, 2005

     21 Subsidiaries of Eaton Corporation - Filed in conjunction with this Form 10-K

     23 Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K

     24   Power of Attorney - Filed in conjunction with this Form 10-K

     31.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K

     31.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K

     32.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K

     32.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K

(b)  Exhibits

Certain exhibits required by this portion of Item 15 are filed as a separate section of this Form 10-K.

(c)  Financial Statement Schedules

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

                                        Eaton Corporation
                                        -----------------
                                        Registrant


Date: March 10, 2005                    /s/ Richard H. Fearon
                                        ------------------------------------
                                        Richard H. Fearon
                                        Executive Vice President -
                                        Chief Financial and Planning Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 10, 2005

Signature             Title
---------             -----

*
-------------------
Alexander M. Cutler   Chairman and Chief Executive Officer; President
                      Director

*
-------------------
Billie K. Rawot       Vice President and Controller;
                      Principal Accounting Officer

*
-------------------
Michael J. Critelli   Director

*
-------------------
Ernie Green           Director

*
-------------------
Ned C. Lautenbach     Director

*
-------------------
Deborah L. McCoy      Director

*
-------------------
John R. Miller        Director

*
-------------------
Gregory R. Page       Director

*
-------------------
Kiran M. Patel        Director

*
-------------------
Victor A. Pelson      Director

*
-------------------
Gary L. Tooker        Director



*By /s/ Richard H. Fearon
    --------------------------------------
    Richard H. Fearon, Attorney-in-Fact
    for the officers and directors signing
    in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------
To the Board of Directors & Shareholders
Eaton Corporation

We have audited the accompanying consolidated balance sheets of Eaton Corporation as of December 31, 2004 and 2003, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eaton Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2005 expressed an unqualified opinion thereon.


                                        /s/ Ernst & Young LLP
                                        ---------------------

Cleveland, Ohio
February 11, 2005

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------------------
The management of Eaton Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).

Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

The independent registered public accounting firm Ernst & Young LLP has issued an audit report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. This report is included herein.



/s/ Alexander M. Cutler      /s/ Richard H. Fearon             /s/ Billie K. Rawot
-----------------------      ----------------------------      -------------------
Chairman and Chief           Executive Vice President -        Vice President and
Executive Officer;           Chief Financial and Planning      Controller
President                    Officer

February 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------
To the Board of Directors & Shareholders
Eaton Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Eaton Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Eaton Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Eaton Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Eaton Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eaton Corporation as of December 31, 2004 and 2003, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 11, 2005 expressed an unqualified opinion thereon.


                                        /s/ Ernst & Young LLP
                                        ---------------------

Cleveland, Ohio
February 11, 2005

EATON CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

                                                        Year ended December 31
                                                       ------------------------
(Millions except for per share data)                    2004     2003     2002
                                                       ------   ------   ------
Net sales                                              $9,817   $8,061   $7,209

Cost of products sold                                   7,082    5,897    5,272
Selling & administrative expense                        1,587    1,351    1,217
Research & development expense                            261      223      203
Interest expense-net                                       78       87      104
Provision to exit a business                               15
Gain on sale of business                                                    (18)
Other (income) expense-net                                 13       (5)      32
                                                       ------   ------   ------
Income before income taxes                                781      508      399
Income taxes                                              133      122      118
                                                       ------   ------   ------
Net income                                             $  648   $  386   $  281
                                                       ======   ======   ======

Net income per Common Share assuming dilution          $ 4.13   $ 2.56   $ 1.96
Average number of Common Shares outstanding
   assuming dilution                                    157.1    150.5    143.4

Net income per Common Share basic                      $ 4.24   $ 2.61   $ 1.99
Average number of Common Shares outstanding basic       153.1    147.9    141.2

Cash dividends paid per Common Share                   $ 1.08   $  .92   $  .88

The notes on pages F-11 to F-39 are an integral part of the consolidated financial statements.

EATON CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                              -----------------
(Millions of dollars)                                           2004      2003
                                                              -------   -------
ASSETS
Current assets
--------------
Cash                                                          $    85   $    61
Short-term investments                                            211       804
Accounts receivable                                             1,612     1,190
Inventories                                                       966       721
Deferred income taxes                                             216       192
Other current assets                                               92       125
                                                              -------   -------
                                                                3,182     3,093
                                                              -------   -------
Property, plant & equipment
   Land & buildings                                               959       897
   Machinery & equipment                                        3,526     3,326
                                                              -------   -------
                                                                4,485     4,223
   Accumulated depreciation                                    (2,338)   (2,147)
                                                              -------   -------
                                                                2,147     2,076
Goodwill                                                        2,433     2,095
Other intangible assets                                           644       541
Deferred income taxes & other assets                              669       418
                                                              -------   -------
                                                              $ 9,075   $ 8,223
                                                              =======   =======
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
-------------------
Short-term debt                                               $    13   $    45
Current portion of long-term debt                                  26       257
Accounts payable                                                  776       526
Accrued compensation                                              270       204
Accrued income & other taxes                                      283       298
Other current liabilities                                         894       796
                                                              -------   -------
                                                                2,262     2,126
                                                              -------   -------
Long-term debt                                                  1,734     1,651
Postretirement benefits other than pensions                       617       636
Pensions & other liabilities                                      856       693

Shareholders' equity
   Common Shares (153.3 million outstanding
      in 2004 and 153.0 million in 2003)                           77        76
   Capital in excess of par value                               1,993     1,856
   Retained earnings                                            2,112     1,816
   Accumulated other comprehensive loss                          (538)     (585)
   Deferred compensation plans                                    (38)      (46)
                                                              -------   -------
                                                                3,606     3,117
                                                              -------   -------
                                                              $ 9,075   $ 8,223
                                                              =======   =======

The notes on pages F-11 to F-39 are an integral part of the consolidated financial statements.

EATON CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Year ended December 31
                                                          ----------------------
(Millions)                                                 2004    2003    2002
                                                          -----   -----   -----
Net cash provided by operating activities
-----------------------------------------
Net income                                                $ 648   $ 386   $ 281
Adjustments to reconcile to net cash
   provided by operating activities
      Depreciation & amortization                           400     394     376
      Deferred income taxes                                (133)    (54)    (51)
      Pensions                                               94      34      (4)
      Other long-term liabilities                            12      27     (14)
      Other non-cash items in income                         (1)     11      17
      Changes in working capital, excluding
         acquisitions & sales of businesses
            Accounts receivable                            (218)    (51)     59
            Inventories                                    (102)     79      13
            Accounts payable                                143     (41)     41
            Accrued income & other taxes                     46      35     101
            Other current liabilities                      (122)     32     (14)
            Other working capital accounts                   76     (12)     47
      Contribution to United States qualified
         pension plans                                      (75)
      Other-net                                              70      34      48
                                                          -----   -----   -----
                                                            838     874     900
                                                          -----   -----   -----
Net cash used in investing activities
-------------------------------------
Expenditures for property, plant & equipment               (330)   (273)   (228)
Acquisitions of businesses, less cash acquired             (627)   (252)   (153)
Sale of business                                                             92
Sales (purchases) of short-term investments-net             606    (436)   (135)
Other-net                                                    18      (8)      9
                                                          -----   -----   -----
                                                           (333)   (969)   (415)
                                                          -----   -----   -----
Net cash (used in) provided by financing activities
---------------------------------------------------
Borrowings with original maturities
   of more than three months
      Proceeds                                               75             419
      Payments                                             (248)   (155)   (635)
Borrowings with original maturities
   of less than three months-net                            (33)    (39)   (228)
Cash dividends paid                                        (163)   (134)   (123)
Proceeds from exercise of employee stock options            138     113      45
(Purchase) sale of Common Shares                           (250)    296
                                                          -----   -----   -----
                                                           (481)     81    (522)
                                                          -----   -----   -----
Total increase (decrease) in cash                            24     (14)    (37)
Cash at beginning of year                                    61      75     112
                                                          -----   -----   -----
Cash at end of year                                       $  85   $  61   $  75
                                                          =====   =====   =====

The notes on pages F-11 to F-39 are an integral part of the consolidated financial statements.

EATON CORPORATION
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                             Accumulated                   Total
                                 Common Shares      Capital in                  other        Deferred     Share-
                               ----------------      excess of   Retained   comprehensive   compensa-    holders'
(Millions)                     Shares   Dollars      par value   earnings       loss        tion plans    equity
                               ------   -------     ----------   --------   -------------   ----------   --------
Balance at January 1, 2002      139.0     $ 70        $1,348      $1,412        $(299)         $(56)      $2,475
Net income                                                           281                                     281
Other comprehensive loss                                                         (400)                      (400)
                                                                                                          ------
Total comprehensive loss                                                                                    (119)
Cash dividends paid                                                 (123)                                   (123)
Issuance of shares under
   employee benefit plans,
   including tax benefit          2.0       (a)           61          (2)                         8           67
Issuance of shares to trust        .2                      5                                     (5)           0
Other-net                                                 (1)                                     3            2
                                -----     ----        ------      ------        -----          ----       ------
Balance at December 31, 2002    141.2       70         1,413       1,568         (699)          (50)       2,302
Net income                                                           386                                     386
Other comprehensive income                                                        114                        114
                                                                                                          ------
Total comprehensive income                                                                                   500
Cash dividends paid                                                 (134)                                   (134)
Issuance of shares under
   employee benefit plans,
   including tax benefit          4.2        2           141          (2)                         5          146
Issuance of shares to trust        .1                      3                                     (3)           0
Sale of shares                    7.4        4           294          (2)                                    296
Other-net                          .1                      5                                      2            7
                                -----     ----        ------      ------        -----          ----       ------
Balance at December 31, 2003    153.0       76         1,856       1,816         (585)          (46)       3,117
Net income                                                           648                                     648
Other comprehensive income                                                         47                         47
                                                                                                          ------
Total comprehensive income                                                                                   695
Cash dividends paid                                                 (163)                                   (163)
Issuance of shares under
   employee benefit plans,

   including tax benefit          4.5        3           188          (2)                        10          199
Issuance of shares to trust                                2                                     (2)           0
Purchase of shares               (4.2)      (2)          (53)       (195)                                   (250)
Other-net                                                              8                                       8
                                -----     ----        ------      ------        -----          ----       ------
Balance at December 31, 2004    153.3     $ 77        $1,993      $2,112        $(538)         $(38)      $3,606
                                =====     ====        ======      ======        =====          ====       ======

(a)  Balance less than $1.

The notes on pages F-11 to F-39 are an integral part of the consolidated financial statements.

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

Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties and equipment, as described in "Lease Commitments" below. Transactions with related parties are in the ordinary course of business, are conducted on an arm's-length basis, and are not material to Eaton's financial position, results of operations or cash flows.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs". SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 will be effective for Eaton in 2006 and is expected to have an immaterial effect on Eaton's financial position, results of operations and cash flows.

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

Goodwill & Indefinite Life Intangible Assets
--------------------------------------------
In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", Eaton does not amortize goodwill and indefinite life intangible assets recorded in connection with current and previous business acquisitions. Indefinite life intangible assets primarily consist of trademarks. The Company completed the annual impairment tests for goodwill and indefinite life intangible assets required by SFAS No. 142. These tests confirmed that the fair value of the Company's reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized.

Financial Instruments
---------------------
In the normal course of business, Eaton is exposed to fluctuations in interest rates, foreign currency exchange rates, and commodity prices. The Company uses various financial instruments, primarily foreign currency forward exchange contracts, foreign currency swaps, interest rate swaps and commodity futures contracts, to manage exposure to price fluctuations.

Financial instruments used by Eaton are straightforward, non-leveraged instruments for which quoted market prices are readily available from a number of independent sources. Such financial instruments are not bought and sold solely for trading purposes, except for nominal amounts authorized under limited, controlled circumstances. No financial instruments were purchased or sold for trading purposes in 2004. Such transactions resulted in an immaterial net loss in 2003 and an immaterial net gain in 2002. The risk of credit loss is deemed to be remote, because the counterparties to these instruments are major international financial institutions with strong credit ratings and because of the Company's control over the size of positions entered into with any one counterparty.

All derivative financial instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Accounting for the gain or loss resulting from the change in the financial instrument's fair value depends on whether it has been designated, and is effective, as a hedge and, if so, on the nature of the hedging activity. Financial instruments can be designated as hedges of changes in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability; as hedges of variable cash flows of a recognized variable-rate asset or liability; or the forecasted acquisition of such an asset or liability; or as hedges of foreign currency exposure from a net investment in one of the Company's foreign operations. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item; or deferred and reported as a component of Other comprehensive income (loss) in Shareholders' equity and subsequently recognized in net income when the hedged item affects net income. The ineffective portion of the change in fair value of a financial instrument is recognized in income immediately.

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

In 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition when a company voluntarily changes from the intrinsic-value-method to the fair-value-based method of recognizing expense in the income statement for stock-based employee compensation, including stock options granted to employees and directors. As allowed by SFAS No. 123, Eaton had adopted the Statement's disclosure-only provisions and did not recognize expense for stock options granted to employees and directors. If the Company accounted for stock options under the fair-value-based method of expense recognition in SFAS No. 123, net income per Common Share assuming dilution would have been reduced by $.08 in 2004, $.08 in 2003 and $.10 in 2002, as described further in "Shareholders' Equity" below.

In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" was issued by the Financial Accounting Standards Board. SFAS No. 123(R) eliminates the alternative to use the intrinsic-value-method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123(R) requires entities to recognize the cost of employee and director services received in exchange for stock options based on the grant date fair value of those awards, with limited exceptions. That cost will be recognized over the period during which an employee or director is required to provide service in exchange for the award. As required by SFAS No. 123(R), Eaton will begin to recognize costs related to stock options in third quarter 2005. The Company estimates that the adoption of SFAS No. 123(R) will reduce net income per Common Share assuming dilution in the second half of 2005 by $.06.

Revenue Recognition
-------------------
Substantially all revenues are recognized when products are shipped to unaffiliated customers and title has transferred. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Other revenues for service contracts are recognized as the services are provided.

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

ACQUISITIONS OF BUSINESSES
--------------------------
Eaton acquired businesses and formed joint ventures for a combined net cash purchase price of $627 in 2004, $252 in 2003 and $153 in 2002. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition or formation.

On June 9, 2004, Eaton acquired Powerware Corporation, the power systems business of Invensys plc, for $560 of cash, less cash acquired of $27. Powerware, based in Raleigh, North Carolina, is a global leader in Uninterruptible Power Systems (UPS), DC Power products and power quality services. Powerware had revenues of $775 for the year ended March 31, 2004. Powerware has operations in the United States, Canada, Europe, South America and Asia/Pacific that provide products and services utilized by computer manufacturers, industrial companies, governments, telecommunications firms, medical institutions, data centers and other businesses. The acquisition of Powerware is providing new products and solutions, along with strong brand recognition and expanded channels, for Eaton's global electrical business. This business is included in the Electrical segment.

Powerware's assets and liabilities were recorded at estimated fair values as determined by Eaton's management based on information currently available and on current assumptions as to future operations. The Company is in the process of completing its purchase price allocation, including the finalization of valuations of certain intangible assets and deferred tax assets and liabilities. The allocation of the purchase price for this acquisition is preliminary and will be finalized by the end of second quarter 2005. The preliminary allocation is summarized below:

Current assets                $306
Property, plant & equipment     44
Goodwill                       313
Other intangible assets         95
Other assets                    47
                              ----

Total assets acquired          805
                              ----
Current liabilities            263
Other liabilities                9
                              ----
Total liabilities assumed      272
                              ----
Net assets acquired           $533
                              ====

Other intangible assets of $95 acquired as part of Powerware included $24 related to trademarks that are not subject to amortization. The remaining $71 was assigned to patents and other intangible assets that have a weighted-average useful life of nine years. Goodwill of $313 relates to the Electrical segment, substantially all of which is non-deductible for income tax purposes.

Unaudited pro forma results of operations for 2004 and 2003, as if Eaton and Powerware had been combined as of the beginning of those periods, follow. The pro forma results include preliminary estimates and assumptions, which Eaton's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of Powerware, and, accordingly, are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated.

                                                 Pro Forma Results of Operations
                                                 -------------------------------
                                                           2004     2003
                                                         -------   ------
Net sales                                                $10,153   $8,824
Net income                                                   636      396
Net income per Common Share
   Assuming dilution                                     $  4.05   $ 2.62
   Basic                                                    4.16     2.67

On September 1, 2004, Eaton acquired Walterscheid Rohrverbindungstechnik GmbH (Walterscheid) from GKN plc for $48 of cash. Walterscheid, a manufacturer of hydraulic tube connectors and fittings primarily for the European market, had 2003 sales of $52 and is located in Lohmar, Germany. The allocation of the purchase price for this acquisition is preliminary and will be finalized by the end of third quarter 2005. This business is included in the Fluid Power segment.

In September 2004, Eaton contributed $28 of cash to purchase a 50% interest in a new medium-duty truck transmission joint venture located in Changchun, China. The partner in this venture is FAW Jiefang Automotive Co., Ltd., which is the commercial vehicle subsidiary of China First Auto Works Group Company (FAW), the largest manufacturer of commercial vehicles in China. Beginning in September 2004, Eaton's operating results include this joint venture, which is accounted for under the equity method. Sales of this venture were not material in 2004. This business is included in the Truck segment.

On January 31, 2003, the electrical division of Delta plc was acquired for approximately $215 of cash. This business has operations in Europe and in the

Asia/Pacific region and had sales of $326 in 2002. This business is included in the Electrical segment.

In November 2002, the Boston Weatherhead business of Dana Corporation was purchased for $130 of cash. This business, which had sales of $211 in 2002, manufactures hose, tubing, and fluid connectors for fluid power systems. This business is included in the Fluid Power segment.

EXIT & SALE OF BUSINESSES
-------------------------
In December 2004, Eaton announced that it would exit its legacy tire and refrigeration valve manufacturing business within the next year. The Company incurred charges of $15 ($10 after-tax, or $.06 per Common Share) principally for the write-down of fixed assets and workforce reductions. This business is in the Automotive segment. In the Statements of Consolidated Income and Business Segment Information, these charges were reported as a separate line item.

In July 2002, the Navy Controls business was sold for $92 resulting in a pretax gain of $18 ($13 after-tax, or $.09 per Common Share). The net gain on the sale of this business was reported as a separate line item in the Statements of Consolidated Income and Business Segment Information.

RESTRUCTURING CHARGES
---------------------

2004 Charges
------------
In 2004, Eaton incurred restructuring charges related to the integration of:
Powerware, the electrical power systems business acquired in June 2004; the electrical division of Delta plc, acquired in January 2003; and the Boston Weatherhead fluid power business, acquired in November 2002. In accordance with generally accepted accounting principles, these charges were recorded as restructuring expense as incurred.

Restructuring charges in the Fluid Power segment consisted of $8 for plant consolidations and other expenses.

Restructuring charges in the Electrical segment consisted of $32 for plant consolidations and other expenses, and $1 of workforce reductions. The charges primarily related to downsizing plants in Chadderton, United Kingdom, Neuss, Germany and Necedah, Wisconsin, along with other integration actions.

2003 Charges
------------
In 2003, Eaton incurred restructuring charges related to the electrical division of Delta plc acquired in January 2003 and the Boston Weatherhead fluid power business acquired in November 2002. In accordance with generally accepted accounting principles, these charges were recorded as restructuring expense as incurred.

Restructuring charges in the Fluid Power segment consisted of $13 for plant consolidations and other expenses, and $1 for workforce reductions of 82 employees. The charges primarily related to the closure of facilities in Norwood and Mooresville, North Carolina.

Restructuring charges in the Electrical segment consisted of $20 for plant consolidations, primarily the Ottery St. Mary, United Kingdom plant, and other expenses, and $2 of workforce reductions for 145 employees.

2002 Charges
------------
In 2002, Eaton incurred restructuring charges to reduce operating costs across its business segments and certain corporate functions. The charges in 2002 were primarily a continuation of restructuring programs initiated in 2001.

Additional restructuring charges related to past acquisitions were incurred in Fluid Power. The charges consisted of $22 of workforce reductions for 841 employees and $4 of asset write-downs, plant consolidation and other expenses. The charges primarily related to the closure of facilities in Glenrothes, Scotland and Livorno, Italy, and for the closure of the Mooresville, North Carolina facility, which was announced in third quarter 2002 and was completed in first quarter 2003.

Restructuring charges in the Electrical segment consisted primarily of $13 of workforce reductions for 449 employees and $3 for asset write-downs, plant consolidation and other expenses.

Restructuring charges in the Truck segment consisted of $6 for workforce reductions of 251 employees and $10 for asset write-downs, plant consolidation and other expenses. The charges primarily related to the closure of the heavy-duty transmission plant in Shelbyville, Tennessee due to depressed conditions in the truck industry during 2002 and 2001 and Eaton's efforts to rationalize manufacturing capacity to better manage the cyclical nature of the truck industry.

Restructuring charges related to corporate staff consisted of $3 of workforce reductions for 133 employees.

Summary of Restructuring Charges
--------------------------------

                                                              2004   2003   2002
                                                              ----   ----   ----
Fluid Power                                                   $  8   $ 14   $ 26
Electrical                                                      33     22     16
Automotive                                                                     1
Truck                                                                         16
                                                              ----   ----   ----
                                                                41     36     59
Corporate restructuring charges                                         1      3
                                                              ----   ----   ----
Pretax charges                                                $ 41   $ 37   $ 62
                                                              ====   ====   ====
After-tax charges                                             $ 27   $ 24   $ 41
Per Common Share                                              $.17   $.16   $.29

The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment or were included in Other corporate expense-net, as appropriate.

A comparison of restructuring charges and utilization of the various components for 2004, 2003 and 2002 follows:

                                    Workforce reductions       Plant
                                    --------------------   consolidation
                                     Employees   Dollars      & other      Total
                                     ---------   -------   -------------   -----
Balance remaining at
   January 1, 2002                       344      $ 21         $  2        $ 23
2002 charges                           1,994        45           17          62
Utilized in 2002                      (1,844)      (55)         (14)        (69)
                                      ------      ----         ----        ----

Balance remaining at
   December 31, 2002                     494        11            5          16
2003 charges                             227         3           34          37
Utilized in 2003                        (700)      (12)         (31)        (43)
                                      ------      ----         ----        ----

Balance remaining at
   December 31, 2003                      21         2            8          10
2004 charges                              10         1           40          41
Utilized in 2004                         (31)       (3)         (45)        (48)
                                      ------      ----         ----        ----

Balance remaining at
December 31, 2004                          0      $  0         $  3        $  3
                                      ======      ====         ====        ====

CONTRIBUTION TO EATON CHARITABLE FUND
-------------------------------------
In 2004, a charge of $13 was recorded for a contribution to the Eaton Charitable Fund ($8 after-tax, or $.05 per Common Share). In 2002, a similar contribution of $10 was recorded ($6 after-tax, or $.04 per share). In the Statements of Consolidated Income, the charges were included in Other (income) expense-net. In Business Segment Information, the charges were included in Other corporate expense-net.

OTHER INTANGIBLE ASSETS
-----------------------
A summary of other intangible assets follows:

                                        2004                        2003
                             -------------------------   -------------------------
                             Historical    Accumulated   Historical    Accumulated
                                cost      amortization      cost      amortization
                             ----------   ------------   ----------   ------------
Intangible assets not
subject to amortization
(primarily trademarks)          $404          $ 24          $373          $ 24
                                ====          ====          ====          ====

Intangible assets subject
to amortization
   Patents                      $198          $ 80          $205          $ 96
   Other                         194            48           135            52
                                ----          ----          ----          ----
                                $392          $128          $340          $148
                                ====          ====          ====          ====

Expense related to intangible assets subject to amortization for 2004 was $25. Estimated annual pretax expense for intangible assets subject to amortization for each of the next five years is $28 in 2005, $27 in 2006, $27 in 2007, $26 in 2008, and $25 in 2009.

DEBT & OTHER FINANCIAL INSTRUMENTS
----------------------------------
Short-term debt of $13 at December 31, 2004 related to lines of credit of subsidiaries outside the United States, primarily in Brazil, and was largely denominated in foreign currencies. The weighted-average interest rate on short-term debt was 15.7% at December 31, 2004, which includes the effect of $10 of debt in Brazil with an interest rate of 18.2%, and 6.3% at December 31, 2003. These subsidiaries have available short-term lines of credit aggregating $212 from various banks worldwide.

A summary of long-term debt, including the current portion, follows:

                                                                    2004   2003
                                                                    ----   ----
6.95% notes due 2004                                                       $250
1.62% Yen notes due 2006                                            $ 49     47
8% debentures due 2006
   ($25 converted to floating rate by
   interest rate swap)                                                86     86
8.90% debentures due 2006
   (converted to floating rate by
   interest rate swap)                                               100    100
6% Euro 200 million notes due 2007
   (converted to floating rate by
   interest rate swap)                                               273    252
7.37% notes due 2007
   ($20 converted to floating rate by
   interest rate swap)                                                21     21
7.14% notes due 2007                                                   3      3
6.75% notes due 2007
   (converted to floating rate by
   interest rate swap)                                                25     25
7.40% notes due 2009
   ($15 converted to floating rate by
   interest rate swap)                                                16     16
5.75% notes due 2012
   ($225 converted to floating rate by
   interest rate swap)                                               300    300
7.58% notes due 2012
   ($12 converted to floating rate by
   interest rate swap)                                                13     13
5.80% notes due 2013                                                   7      7
7.09% notes due 2018

   ($25 converted to floating rate by
   interest rate swap)                                              26       26
8-7/8% debentures due 2019                                          38       38
8.10% debentures due 2022
   ($50 converted to floating rate by
   interest rate swap)                                             100      100
7-5/8% debentures due 2024
   ($55 converted to floating rate by
   interest rate swap)                                              66       66
6-1/2% debentures due 2025
   (due 2005 at option of debenture holders)                       145      145
7-7/8% debentures due 2026                                          81       81
7.65% debentures due 2029
   ($75 converted to floating rate by
   interest rate swap)                                             200      200
5.45% debentures due 2034
   (converted to floating rate by
   interest rate swap)                                              75
Other                                                              136      132
                                                                ------   ------
Total long-term debt                                             1,760    1,908
Less current portion of long-term debt                             (26)    (257)
                                                                ------   ------
Long-term debt less current portion                             $1,734   $1,651
                                                                ======   ======

On January 28, 2005, Eaton issued $75 of 5.45% Senior Debentures which mature in 2034. These Debentures were converted to a floating interest rate of 3.1% by an interest rate swap. This transaction brings the total amount of outstanding 5.45% Senior Debentures due in 2034 to $150 and will form a single series with the $75 of 5.45% Senior Debentures due in 2034 issued on October 21, 2004. The Company used the proceeds for general corporate purposes.

Eaton has long-term credit facilities of $700, of which $400 expire in April 2005 and $300 expire in May 2008.

Aggregate mandatory annual maturities of long-term debt for each of the next five years are $26 in 2005, $241 in 2006, $327 in 2007, $2 in 2008, and $17 in
2009. Interest paid was $96 in 2004, $105 in 2003, and $116 in 2002.

Eaton has entered into interest rate swaps to manage interest rate risk. A summary of these instruments outstanding at December 31, 2004, excluding certain immaterial instruments, follows (currency in millions):

                                            Interest rates(b)
Interest               Hedge     Notional   -----------------   Floating interest
rate swaps (a)         type       amount     Receive    Pay     rate basis
--------------         -----     --------    -------   ----     ------------------
Fixed to floating   Fair value   $     25      8.0%    6.53%    6 month LIBOR+4.61%
Fixed to floating   Fair value   $    100      8.9%    5.81%    6 month LIBOR+3.89%
Fixed to floating   Fair value   Euro 200      6.0%    2.75%    6 month LIBOR+0.54%
Fixed to floating   Fair value   $     20     7.37%    6.78%    6 month LIBOR+4.47%
Fixed to floating   Fair value   $     25     6.75%    3.82%    6 month LIBOR+1.50%
Fixed to floating   Fair value   $     15     7.40%    4.27%    6 month LIBOR+1.95%

Fixed to floating   Fair value     $225       5.75%    2.48%    6 month LIBOR+0.78%
Fixed to floating   Fair value     $ 12       7.58%    4.08%    6 month LIBOR+1.76%
Fixed to floating   Fair value     $ 25       7.09%    4.72%    6 month LIBOR+2.40%
Fixed to floating   Fair value     $ 50       8.10%    4.36%    6 month LIBOR+2.44%
Fixed to floating   Fair value     $ 55       7.63%    4.36%    6 month LIBOR+2.16%
Fixed to floating   Fair value     $ 75       7.65%    4.72%    6 month LIBOR+2.36%
Fixed to floating   Fair value     $ 75       5.45%    2.47%    6 month LIBOR+0.28%

(a) The maturity of the swaps correspond with the maturity of the hedged item as noted in the long-term debt table.

(b)  Interest rates are as of December 31, 2004.

The carrying values of cash, short-term investments and short-term debt in the balance sheet approximate their estimated fair values. The estimated fair values of other financial instruments outstanding follow:

                                     2004                            2003
                        -----------------------------   -----------------------------
                        Notional   Carrying     Fair    Notional   Carrying     Fair
                         amount     value      value     amount     value      value
                        --------   --------   -------   --------   --------   -------
Long-term debt &
   current portion of
   long-term debt(a)               $(1,760)   $(1,975)             $(1,908)   $(2,132)
Foreign currency
   principal swaps        $ 72          (8)        (8)   $   13         (4)        (4)
Foreign currency
   forward exchange
   contracts               151          (5)        (5)      288          3          3
Interest rate swaps
   Fixed to floating       975          50         50     1,154         42         42

(a)  Includes foreign currency denominated debt.

The estimated fair values of financial instruments were principally based on quoted market prices where such prices are available, and where unavailable, fair values were estimated based on comparable contracts, utilizing information obtained from established, independent providers. The fair value of foreign currency forward exchange contracts, which are primarily related to the Euro, Japanese Yen and Swiss Franc, and foreign currency principal and interest rate swaps which mature during 2005 through 2007 were estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

RETIREMENT BENEFIT PLANS
------------------------
Eaton has defined benefit pension plans and other postretirement benefit plans. Components of plan obligations and assets, and Eaton's recorded assets (liabilities), follow:

                                                                       Other
                                                                  postretirement
                                               Pension benefits      benefits
                                              -----------------   --------------
                                                2004      2003     2004    2003
                                              -------   -------   -----   -----
Changes in projected benefit obligation
---------------------------------------
Benefit obligation at beginning of year       $(2,304)  $(1,996)  $(937)  $(878)
Service cost                                     (103)      (96)    (17)    (15)
Interest cost                                    (134)     (129)    (53)    (56)
Actuarial loss                                   (165)     (119)     (5)    (73)
Benefits paid                                     188       192      99      97
Plan amendments                                    (7)      (10)     18     (10)
Foreign currency translation                      (55)      (76)
Business acquisitions                             (14)      (66)             (2)
Other                                              (7)       (4)     (1)
                                              -------   -------   -----   -----
Benefit obligation at end of year              (2,601)   (2,304)   (896)   (937)
                                              -------   -------   -----   -----
Change in plan assets
---------------------
Fair value of plan assets
   at beginning of year                         1,670     1,480
Actual return on plan assets                      194       234
Employer contributions                            134        48      99      97
Benefits paid                                    (188)     (192)    (99)    (97)
Foreign currency translation                       34        47
Business acquisitions                               2        48
Other                                               6         5
                                              -------   -------   -----   -----
Fair value of plan assets at end of year        1,852     1,670       0       0
                                              -------   -------   -----   -----
Benefit obligation in excess of plan assets      (749)     (634)   (896)   (937)
Unrecognized net actuarial loss                 1,005       894     247     250
Unrecognized prior service cost                    26        21      (5)     13
Other                                               2        11       8       9
                                              -------   -------   -----   -----
Net amount recognized                         $   284   $   292   $(646)  $(665)
                                              =======   =======   =====   =====

Amounts recognized in the balance sheet consist of:

                                                                      Other
                                                                 postretirement
                                              Pension benefits      benefits
                                              ----------------   --------------
                                                 2004    2003      2004    2003
                                                -----   -----     -----   -----
Prepaid asset                                   $  29   $  28
Accrued liability                                (488)   (402)    $(646)  $(665)
Intangible asset                                   26      22
Accumulated other comprehensive loss              717     644
                                                -----   -----     -----   -----
Net amount recognized                           $ 284   $ 292     $(646)  $(665)
                                                =====   =====     =====   =====

Statement of Financial Accounting Standards No. 87 requires recognition of a minimum liability for those pension plans with accumulated benefit obligations in excess of the fair values of plan assets at the end of the year. Accordingly, in the fourth quarters of 2004, 2003 and 2002, Eaton recorded non-cash charges of $73, $27 and $586, respectively, ($48, $17 and $386 after-tax, respectively) related to the additional minimum liability for certain underfunded pension plans, which increased Accumulated other comprehensive loss in Shareholders' equity. Pension funding requirements are not affected by the recording of these charges. These charges did not impact net income and will reverse should the fair value of the pension plans' assets exceed the accumulated benefit obligation.

The total accumulated benefit obligation for all pension plans at December 31, 2004 was $2,329 and at year-end 2003 was $2,052. Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

                                  2004     2003
                                 ------   ------
Projected benefit obligation     $2,523   $2,242
Accumulated benefit obligation    2,260    1,996
Fair value of plan assets         1,773    1,600

The measurement date for all pension and other postretirement benefit plans is November 30. Assumptions used to determine pension benefit obligations at year-end follow:

                                                               United States &
                                                              non-United States
                                              United States         plans
                                                  plans       (weighted-average)
                                              -------------   ------------------
                                               2004   2003       2004   2003
                                               ----   ----       ----   ----
Discount rate                                  6.00%  6.25%      5.81%  6.11%
Rate of compensation increase                  3.50%  3.50%      3.60%  3.60%

United States pension plans represent 69% and 72% of the benefit obligation in 2004 and 2003, respectively.

The components of pension benefit cost follow:

                                                           2004    2003    2002
                                                          -----   -----   -----
Service cost                                              $(103)  $ (96)  $ (76)
Interest cost                                              (134)   (129)   (126)
Expected return on plan assets                              179     181     213
Other                                                       (26)     (7)     (8)
                                                          -----   -----   -----
                                                            (84)    (51)      3
Curtailment loss                                             (2)     (1)     (4)
Settlement loss                                             (31)    (34)    (21)
                                                          -----   -----   -----
                                                          $(117)  $ (86)  $ (22)
                                                          =====   =====   =====

Assumptions used to determine net periodic pension cost for the years ended December 31 follow:

                                                               United States &
                                                              non-United States
                                          United States             plans
                                              plans          (weighted-average)
                                       -------------------   ------------------
                                       2004   2003    2002   2004   2003   2002
                                       ----   ----   -----   ----   ----   ----
Discount rate                          6.25%  6.75%   7.25%  6.11%  6.53%  6.56%
Expected long-term
   return on plan assets               8.75%  8.75%  10.00%  8.50%  8.71%  9.85%
Rate of compensation
   increase                            3.50%  3.75%   4.00%  3.60%  3.73%  3.74%

The expected long-term rate of return on pension plan assets was determined separately for each country and reflects long-term historical data, with greater weight given to recent years, and takes into account each plan's target asset allocation.

The weighted-average pension plan asset allocations by asset category at December 31, 2004 and 2003 are as follows:

                    2004   2003
                    ----   ----
Equity securities    80%    81%
Debt securities      19     18
Other                 1      1
                    ---    ---
                    100%   100%
                    ===    ===

Investment policies and strategies are developed on a country specific basis. The United States plan represents 72% of worldwide pension assets and its target allocation is 85% diversified equity, 12% United States Treasury Inflation-Indexed Securities, and 3% cash equivalents. The United Kingdom plan represents 22% of worldwide pension assets and its target allocation is 70% diversified equity securities and 30% United Kingdom Government Bonds.

In 2004, Eaton made voluntary contributions to pension plans of $75 in the United States and $18 in the United Kingdom, as well as other contributions of $41. In 2005, Eaton expects to make voluntary contributions to pension plans of $50 in the United States, which was announced in January 2005, and $14 in the United Kingdom, as well as other contributions of $31.

At December 31, 2004, expected pension benefit payments for each of the next five years and the five years thereafter in aggregate are $158 in 2005, $169 in 2006, $176 in 2007, $183 in 2008, $193 in 2009, and $1,130 in 2010-2014.

The components of other postretirement benefit cost follow:

                                                             2004   2003   2002
                                                             ----   ----   ----
Service cost                                                 $(17)  $(15)  $(15)
Interest cost                                                 (53)   (56)   (60)
Other                                                          (9)    (9)    (4)
                                                             ----   ----   ----
                                                              (79)   (80)   (79)
Curtailment loss                                               (1)
Settlement loss                                                              (2)
                                                             ----   ----   ----
                                                             $(80)  $(80)  $(81)
                                                             ====   ====   ====

Assumptions used to determine other postretirement benefit obligations and cost follow:

                                                           2004    2003    2002
                                                          -----   -----   -----
Assumptions used to determine benefit
obligation at year-end
-------------------------------------
Discount rate                                              6.00%   6.25%   6.75%
Health care cost trend rate
   assumed for next year                                  10.00%   9.00%  10.00%
Ultimate health care cost trend rate                       5.00%   5.00%   5.00%
Year ultimate health care cost trend
   rate is achieved                                        2014    2007    2007

Assumptions used to determine cost
----------------------------------
Discount rate                                              6.25%   6.75%   7.25%
Initial health care cost trend rate                        9.00%  10.00%   8.00%
Ultimate health care cost trend rate                       5.00%   5.00%   5.00%
Year ultimate health care cost trend
   rate is achieved                                        2007    2007    2007

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                       1% Increase   1% Decrease
                                                       -----------   -----------
Effect on total of service
   and interest cost                                         $ 1          $ (1)
Effect on other postretirement
   benefit obligation                                         23           (21)

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the
Act) was passed on December 8, 2003. The Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide "actuarially equivalent" prescription plans. Eaton recognized the effect of the Act in 2004. The accumulated postretirement benefit obligation decreased by $51, with an offsetting change in unrecognized net actuarial loss. The reduction was attributable to the Federal subsidy and an expected reduction in the number of retirees electing coverage under the Company's other postretirement benefit plans. The Act also reduced net periodic other postretirement benefit costs by $6 in 2004. Eaton has certain plans that are non-contributory and that the Company believes satisfy the "actuarially equivalent" test and will receive the subsidy. The reduction in the accumulated postretirement benefit obligation and ongoing net periodic cost did not require a modification or amendment of the Company's benefit plans. However, if certain plans were amended, the Act could further reduce both the accumulated postretirement benefit obligation and ongoing net periodic cost.

At December 31, 2004, expected other postretirement benefit payments for each of the next five years and the five years thereafter in aggregate are $96 in 2005, $100 in 2006, $102 in 2007, $101 in 2008, $101 in 2009, and $482 in 2010-2014.
The expected subsidy receipts related to the Act that are included in the other postretirement benefit payments listed above for each of the next five years and the five years thereafter in aggregate are $0 in 2005, $3 in each of 2006 through 2009, and $13 in 2010-2014.

The Company also has various defined-contribution benefit plans, primarily consisting of the Eaton Savings Plan in the United States. Total contributions related to these plans charged to expense were $44 in 2004, $40 in 2003, and $38 in 2002.

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

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2004 and 2003, the balance sheet included a liability for these costs of $69 and $65, respectively.

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

SHAREHOLDERS' EQUITY
--------------------
On January 21, 2004, the Board of Directors of Eaton declared a two-for-one split of the Company's Common Shares effective in the form of a 100% stock dividend. The record date for the stock split was February 9, 2004, and the distribution date was February 23, 2004. Accordingly, all Common Share data and per shares amounts presented have been adjusted to reflect the stock split.

There are 300 million Common Shares authorized ($.50 par value per share), 153.3 million of which were issued and outstanding at year-end 2004. At December 31, 2004, there were 9,641 holders of record of Common Shares. Additionally, 22,016 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP) and Eaton Personal Investment Plan (EPIP).

In January 2004, Eaton initiated a plan to repurchase 4.2 million of its Common Shares to offset the shares issued during 2003 from the exercise of stock options. During first quarter 2004, the shares were repurchased at a total cost of $250.

In June 2003, Eaton sold 7.4 million shares for net proceeds of $296, which were used to pay down commercial paper and for general corporate purposes.

Eaton has plans that permit certain employees and directors to defer a portion of their compensation. The Company has deposited $34 of Common Shares and marketable securities into a trust to fund a portion of these liabilities. The marketable securities are included in Other assets and the Common Shares are included in Shareholders' equity at historical cost.

Stock Options
-------------
Stock options have been granted to certain employees and directors, under various plans, to purchase Common Shares at prices equal to fair market value on the date of grant. Historically, the majority of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant.

During 1997 and 1998, Eaton granted special performance-vested stock options with a 10-year vesting term in lieu of more standard employee stock options.

These options have a provision for accelerated vesting if and when the Company achieves certain net income and Common Share price targets. If the targets are not achieved, these options become exercisable 10 days before the expiration of their 10-year term. As of December 31, 2004, 2.8 million special performance-vested stock options were outstanding of which 1.0 million were exercisable.

A summary of stock option activity follows (shares in millions):

                                 2004                2003                2002
                          -----------------   -----------------   -----------------
                          Average             Average             Average
                           price               price               price
                            per                 per                 per
                           option   Options    option   Options    option   Options
                          -------   -------   -------   -------   -------   -------
Outstanding January 1      $33.22    17.2      $31.70    19.2      $29.98    19.8
Granted                     59.12     2.4       35.46     2.6       40.42     2.2
Exercised                   30.78    (4.6)      27.43    (4.2)      23.34    (2.0)
Canceled                    41.34     (.3)      35.28     (.4)      35.28     (.8)
                                     ----                ----                ----
Outstanding December 31    $37.97    14.7      $33.22    17.2      $31.70    19.2
                                     ====                ====                ====
Exercisable December 31    $33.65     8.2      $31.50    10.5      $29.44    12.6

Reserved for future
grants December 31                    9.0                 4.0                 6.2

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004 (shares in millions):

                                               Weighted-               Weighted-
                                 Weighted-      average                 average
                                  average       exercise                exercise
                     Options     remaining     price per    Options    price per
Range of exercise     out-      contractual   outstanding   exerci-   exercisable
prices per option   standing   life (years)      option      sable       option
-----------------   --------   ------------   -----------   -------   -----------
$20.90 - $22.81         .6           .7          $22.16        .6        $22.16
$29.44 - $30.91        5.1          3.4           30.81       3.6         30.77
$31.93 - $39.68        4.9          6.2           36.15       2.8         36.30
$40.58 - $40.60        1.7          7.0           40.60       1.0         40.60
$40.98 - $47.88         .2          6.3           42.99        .2         43.07
$59.07                 2.2          9.2           59.07
                      ----                                    ---
                      14.7                                    8.2
                      ====                                    ===

Eaton has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". If the Company accounted for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

                                                           2004    2003    2002
                                                          -----   -----   -----
Net income
----------
As reported                                               $ 648   $ 386   $ 281
Stock-based compensation expense, net of income taxes       (13)    (11)    (14)
                                                          -----   -----   -----
Assuming fair-value-method                                $ 635   $ 375   $ 267
                                                          =====   =====   =====

Net income per Common Share assuming dilution
---------------------------------------------
As reported                                               $4.13   $2.56   $1.96
Stock-based compensation expense, net of income taxes      (.08)   (.08)   (.10)
                                                          -----   -----   -----
Assuming fair-value-method                                $4.05   $2.48   $1.86
                                                          =====   =====   =====

Net income per Common Share basic
---------------------------------
As reported                                               $4.24   $2.61   $1.99
Stock-based compensation expense, net of income taxes      (.09)   (.08)   (.10)
                                                          -----   -----   -----
Assuming fair-value-method                                $4.15   $2.53   $1.89
                                                          =====   =====   =====

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                         2004           2003           2002
                                     ------------   ------------   ------------
Dividend yield                                2.5%           2.5%           2.5%
Expected volatility                            28%            28%            29%
Risk-free interest rate               3.1% to 3.8%   2.2% to 3.5%   2.6% to 4.3%
Expected option life in years                   5              5              4
Weighted-average per
   share fair value of options
   granted during the year                 $13.29          $7.84          $9.17

Preferred Share Purchase Rights
-------------------------------
In 1995, the Board of Directors of Eaton declared a dividend of one Preferred Share Purchase Right for each outstanding Common Share. The Rights become exercisable only if a person or group acquires, or offers to acquire, 20% or more of the Company's Common Shares. The Company is authorized to reduce that threshold for triggering the Rights to not less than 10%. The Rights expire on July 12, 2005, unless redeemed earlier at $.005 per Right.

When the Rights become exercisable, the holder of each Right, other than the acquiring person, is entitled 1) to purchase for $125, one two-hundredth of a Preferred Share, 2) to purchase for $125, that number of Eaton's Common

Shares or common stock of the acquiring person having a market value of twice that price, or 3) at the option of the Company, to exchange each Right for one Common Share or one two-hundredth of a Preferred Share.

Accumulated Other Comprehensive Loss
------------------------------------
The components of Accumulated other comprehensive loss as reported in the Statement of Consolidated Shareholders' Equity follow:

                                        Unrealized    Deferred     Minimum
                           Foreign      gain (loss)     gain       pension
                           currency    on available   (loss) on   liability
                         translation     for sale     cash flow    adjust-
                         adjustments    investments    hedges        ment     Total
                         -----------   ------------   ---------   ---------   -----
Balance at
   January 1, 2002          $(274)         $ 1          $  (5)      $ (21)    $(299)
2002 activity,
   net of income taxes        (15)                          1        (386)     (400)
                            -----          ---          -----       -----     -----
Balance at
   December 31, 2002         (289)           1             (4)       (407)     (699)
2003 activity,
   net of income taxes        126            1              4         (17)      114
                            -----          ---          -----       -----     -----
Balance at
   December 31, 2003         (163)           2              0        (424)     (585)
2004 activity,
   net of income taxes         99           (2)            (2)        (48)       47
                            -----          ---          -----       -----     -----
Balance at
December 31, 2004           $ (64)         $ 0          $  (2)      $(472)    $(538)
                            =====          ===          =====       =====     =====

A discussion of the minimum pension liability adjustment is included in "Retirement Benefit Plans" above.

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

                                                                    Income
                                                             before income taxes
                                                             -------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
United States                                                 $124   $ 78   $ 56
Non-United States                                              657    430    343

                                                              ----   ----   ----
                                                              $781   $508   $399
                                                              ====   ====   ====

                                                             Income tax expense
                                                            -------------------
                                                             2004   2003   2002
                                                            -----   ----   ----
Current
-------
United States
   Federal                                                  $ 131   $ 97   $123
   State & local                                                5     17      6
Non-United States                                             128     70     42
                                                            -----   ----   ----
                                                              264    184    171
                                                            -----   ----   ----
Deferred
--------
United States                                                (131)   (67)   (71)
Non-United States                                                      5     18
                                                            -----   ----   ----
                                                             (131)   (62)   (53)
                                                            -----   ----   ----
                                                            $ 133   $122   $118
                                                            =====   ====   ====

Reconciliations of income taxes from the United States Federal statutory rate to the effective income tax rate follow:

                                                            2004    2003   2002
                                                           -----   -----   ----
Income taxes at the United States statutory rate            35.0%   35.0%  35.0%
United States state & local income taxes                      .6     3.2    1.4
Other United States-net                                     (5.1)   (1.4)   1.4
Non-United States operations (earnings taxed at other
   than United States tax rate)                            (13.5)  (12.8)  (8.3)
                                                           -----   -----   ----
                                                            17.0%   24.0%  29.5%
                                                           =====   =====   ====

In fourth quarter 2004, Eaton recorded an income tax benefit of $30 resulting from the favorable resolution of multiple international and United States income tax items. This income tax benefit reduced the effective income tax rate for full year 2004 from 20.8% to 17.0%.

Eaton has manufacturing operations in Puerto Rico, which operate under certain United States tax law incentives related to the repatriation of earnings that, at this point, are not expected to be available after 2005. Income tax credits claimed under these incentives were $33 in 2004, $32 in 2003 and $33 in 2002. Management believes the elimination of these repatriation laws will not have an adverse impact on the Company's effective income tax rate.

Significant components of current and long-term deferred income taxes follow:

                                                   2004               2003
                                             ----------------   ----------------
                                                        Long-              Long-
                                             Current    term    Current    term
                                              assets   assets   assets    assets
                                             -------   ------   -------   ------
Accruals & other adjustments
   Employee benefits                          $ 57     $ 427     $ 63     $ 382
   Depreciation & amortization                  (5)     (279)      (4)     (412)
   Other                                       161        80      130        59
Other items                                      3         8        3        (1)
United States Federal income
   tax credit carryforwards                               86                 77
United States Federal tax loss
   carryforwards                                           7
United States state & local tax loss
   carryforwards                                          52                 46
United States foreign tax credit
   carryforwards                                                             21
Non-United States tax loss carryforwards                  80                 51
Valuation allowance                                     (132)              (109)
                                              ----     -----     ----     -----
                                              $216     $ 329     $192     $ 114
                                              ====     =====     ====     =====

At the end of 2004, United States Federal income tax credit carryforwards of $86 are available to reduce future Federal income tax liabilities. These credits include $47 which expire in 2021 through 2024, and $39 of which are not subject to expiration. There are also United States state and local pretax income loss carryforwards with a future tax benefit of $52 available at the end of 2004. These carryforwards are available to reduce future state and local income tax liabilities and their expiration dates are $13 in 2005 through 2015, $18 in 2016 through 2020, and $21 in 2021 through 2025. A full valuation allowance has been recorded for the state and local income tax loss carryforwards.

At December 31, 2004, certain non-United States subsidiaries had pretax income loss carryforwards aggregating $261 that are available to offset future taxable income. Carryforwards of $122 expire at various dates from 2005 through 2014 and the balance have no expiration date. A valuation allowance of $80 has been recorded for the deferred tax effect of these tax loss carryforwards.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $1,598 at December 31, 2004, since the earnings retained have been reinvested by the subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in 2005. Eaton has not fully evaluated the effects of the repatriation provision and, therefore, has not determined if the Act will materially change its foreign earnings reinvestment plan. A full evaluation of the plan is expected to be complete by June 30, 2005.

Worldwide income tax payments were $161 in 2004, $137 in 2003 and $61 in 2002.

OTHER INFORMATION
-----------------

Accounts Receivable
-------------------
Accounts receivable were net of an allowance for doubtful accounts of $32 and $23 at December 31, 2004 and 2003, respectively.

Inventories
-----------
The components of inventories follow:

                                                                    2004    2003
                                                                   ------   ----
Raw materials                                                      $  398   $301
Work-in-process                                                       206    173
Finished goods                                                        412    279
                                                                   ------   ----
Inventories at FIFO                                                 1,016    753
Excess of FIFO over LIFO cost                                         (50)   (32)
                                                                   ------   ----
                                                                   $  966   $721
                                                                   ======   ====

Of the $1,016 of inventories at FIFO at year-end 2004, $572 were accounted for using the LIFO method. Of the $753 of inventories at FIFO at year-end 2003, $432 were accounted for using the LIFO method.

Warranty Liabilities
--------------------
A summary of the current and long-term liabilities for warranties follows:

                                                            2004   2003    2002
                                                            ----   ----   -----
Balance at the beginning of the year                        $125   $127   $ 128
Current year provision                                       108     81     129
Business acquisition                                          12
Claims paid/satisfied                                        (94)   (82)   (119)
Other                                                          1     (1)    (11)
                                                            ----   ----   -----
Balance at the end of the year                              $152   $125   $ 127
                                                            ====   ====   =====

Lease Commitments
-----------------
Eaton leases certain real properties and equipment. Minimum rental commitments for 2005 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, were $97 and decline substantially thereafter.

Rental expense was $113 in 2004, $115 in 2003, and $102 in 2002.

Net Income Per Common Share
---------------------------
A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

                                                         2004     2003     2002
                                                        ------   ------   ------
Net income                                              $  648   $  386   $  281
                                                        ======   ======   ======

Average number of Common Shares
   outstanding assuming dilution                         157.1    150.5    143.4
Less dilutive effect of stock options                      4.0      2.6      2.2
                                                        ------   ------   ------
Average number of Common Shares
   outstanding basic                                     153.1    147.9    141.2
                                                        ======   ======   ======

Net income per Common Share
   assuming dilution                                    $ 4.13   $ 2.56   $ 1.96

Net income per Common Share
   basic                                                $ 4.24   $ 2.61   $ 1.99

In 2002, employee and director stock options to purchase Common Shares of 6.0 million were outstanding but were not included in the computation of net income per Common Share assuming dilution, since they would have had an antidilutive effect on earnings per share.

BUSINESS SEGMENT & GEOGRAPHIC REGION INFORMATION
------------------------------------------------
Eaton is a global diversified industrial manufacturer with 2004 sales of $9.8 billion. The Company is a leader in the design, manufacture, marketing and servicing of fluid power systems for industrial, mobile, and aircraft equipment; electrical systems and components for power quality, distribution and control; automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety; and intelligent truck drivetrain systems for safety and fuel economy. The Company had 55,000 employees at the end of 2004 and sells products to customers in more than 125 countries. Major products included in each business segment and other information follows.

Fluid Power
-----------
All pressure ranges of hose, fittings, adapters, couplings and other fluid power connectors; hydraulic pumps, motors, valves, cylinders, power steering units, tube connectors, fittings, transaxles and transmissions; electronic and hydraulic controls; electric motors and drives; filtration products and fluid-evaluation products and services; aerospace products and systems -- hydraulic and electrohydraulic pumps, motors, electric motor pumps, hydraulic motor driven generators and integrated system packages, hydraulic and electromechanical actuators, flap and slat systems, nose wheel steering systems, cockpit controls, power and load management systems, sensors, fluid debris monitoring products, illuminated displays, integrated displays and panels, relays and valves; clutches and brakes for industrial machines; golf grips and precision molded and extruded plastic products

Electrical
----------
Low and medium voltage power distribution and control products that meet ANSI/NEMA and IEC standards; a wide range of circuit breakers, and a variety of assemblies and components used in managing distribution of electricity to industrial, utility, light commercial, residential and OEM markets; drives, contactors, starters, power factor and harmonic correction; a wide range of sensors used for position sensing; a full range of operator interface hardware and software for interfacing with machines, and other motor control products used in the control and protection of electrical power distribution systems; a full range of AC and DC Uninterruptible Power Systems (UPS); power management software, remote monitoring, turnkey integration services and site support engineering services for electrical power and control systems

Automotive
----------
Engine valves, valve actuation components, engine displacement control components, cylinder heads, superchargers, limited slip and locking differentials, precision gear forgings, engine sensors and controls, mirror actuators, transmission controls, on-board vapor recovery systems, fuel level senders, exhaust gas recirculation valves for heavy-duty engines, flow and pressure controls for direct injection diesel engines, engine oil manifold controls, turbocharger waste gate controls, intake manifold control valves, and air control valves

Truck
-----
Heavy-, medium-, and light-duty mechanical transmissions; heavy- and medium-duty automated transmissions; heavy- and medium-duty clutches; and a variety of other products including gears and shafts, traction control systems, transfer boxes, power take-off units, splitter boxes, gearshift mechanisms, transmissions for off-highway construction equipment, and collision warning systems

Other Information
-----------------
The principal markets for Fluid Power, Automotive and Truck are original equipment manufacturers and after-market customers of off-highway agricultural and construction vehicles, industrial equipment, passenger cars, heavy-, medium-, and light-duty trucks, and customers involved with aerospace products and systems. These manufacturers are located globally and most sales of these products are made directly to such manufacturers.

The principal markets for Electrical are industrial, construction, commercial, automotive and government customers. These customers are generally concentrated in North America, Europe and Asia/Pacific; however, sales are made globally. Sales are made directly by Eaton and indirectly through distributors and manufacturers' representatives to such customers.

No single customer represented more than 10% of net sales in 2004, 2003 or 2002. Sales from United States and Canadian operations to customers in foreign countries were $504 in 2004, $437 in 2003 and $503 in 2002 (5% of sales in 2004 and 2003 and 7% in 2002).

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

GEOGRAPHIC REGION INFORMATION
-----------------------------

                                                           Segment
                                                   Net    operating   Long-lived
                                                  sales     profit      assets
                                                 ------   ---------   ----------
2004
----
United States                                    $6,843     $  774      $1,215
Canada                                              261         37          16
Europe                                            1,990        150         547
Latin America                                       774        107         244
Asia/Pacific                                        679         85         125
Eliminations                                       (730)
                                                 ------     ------      ------
                                                 $9,817     $1,153      $2,147
                                                 ======     ======      ======

2003
----
United States                                    $5,758     $  546      $1,264
Canada                                              209         28          16
Europe                                            1,581         94         491
Latin America                                       516         65         205
Asia/Pacific                                        504         64         100
Eliminations                                       (507)
                                                 ------     ------      ------
                                                 $8,061     $  797      $2,076
                                                 ======     ======      ======

2002
----
United States                                    $5,605     $  483      $1,338
Canada                                              185         15          13
Europe                                            1,110         65         351
Latin America                                       403         45         160
Asia/Pacific                                        358         43          93
Eliminations                                       (452)
                                                 ------     ------      ------
                                                 $7,209     $  651      $1,955
                                                 ======     ======      ======

Net sales and segment operating profit are attributed to geographical regions based upon the location of the selling unit. Long-lived assets consist of property, plant and equipment-net.

Segment operating profit was reduced by restructuring charges as follows:

                                                              2004   2003   2002
                                                              ----   ----   ----
United States                                                  $22    $22   $49
Europe                                                          18     11    10
Asia/Pacific                                                     1      3
                                                               ---    ---   ---
                                                               $41    $36   $59
                                                               ===    ===   ===

BUSINESS SEGMENT INFORMATION
----------------------------

                                                        2004     2003     2002
                                                       ------   ------   ------
Net sales
---------
Fluid Power                                            $3,098   $2,786   $2,456
Electrical                                              3,072    2,313    1,993
Automotive                                              1,847    1,690    1,594
Truck                                                   1,800    1,272    1,166
                                                       ------   ------   ------
                                                       $9,817   $8,061   $7,209
                                                       ======   ======   ======

Operating profit
----------------
Fluid Power                                            $  338   $  247   $  187
Electrical                                                243      158      149
Automotive                                                243      224      225
Truck                                                     329      168       90
                                                       ------   ------   ------
                                                        1,153      797      651

Corporate
---------
Amortization of intangible assets                         (25)     (21)     (23)
Interest expense-net                                      (78)     (87)    (104)
Minority interest                                          (7)     (12)     (14)
Pension & other postretirement
  benefit expense                                         (75)     (52)
Provision to exit a business                              (15)
Gain on sale of business                                                     18
Other corporate expense-net                              (172)    (117)    (129)
                                                       ------   ------   ------
Income before income taxes                                781      508      399
Income taxes                                              133      122      118
                                                       ------   ------   ------
Net income                                             $  648   $  386   $  281
                                                       ======   ======   ======

Income before income taxes was reduced by restructuring charges as follows:

Fluid Power                                                      $ 8   $14   $26
Electrical                                                        33    22    16
Automotive                                                                     1
Truck                                                                         16
Corporate                                                                1     3
                                                                 ---   ---   ---
                                                                 $41   $37   $62
                                                                 ===   ===   ===

                                                         2004     2003     2002
                                                        ------   ------   ------
Identifiable assets
-------------------
Fluid Power                                             $1,527   $1,422   $1,439
Electrical                                               1,469    1,072      847
Automotive                                                 974      872      819
Truck                                                      940      690      605
                                                        ------   ------   ------
                                                         4,910    4,056    3,710
Goodwill                                                 2,433    2,095    1,910
Other intangible assets                                    644      541      510
Corporate                                                1,088    1,531    1,008
                                                        ------   ------   ------
Total assets                                            $9,075   $8,223   $7,138
                                                        ======   ======   ======

Expenditures for
property, plant & equipment
---------------------------
Fluid Power                                             $   83   $   60   $   53
Electrical                                                  55       37       34
Automotive                                                  91       86       75
Truck                                                       90       71       56
                                                        ------   ------   ------
                                                           319      254      218
Corporate                                                   11       19       10
                                                        ------   ------   ------
                                                        $  330   $  273   $  228
                                                        ======   ======   ======

Depreciation of
property, plant & equipment
---------------------------
Fluid Power                                             $   91   $   92   $   91
Electrical                                                  83       80       70
Automotive                                                  84       77       69
Truck                                                       61       54       54
                                                        ------   ------   ------
                                                           319      303      284
Corporate                                                   23       19       22
                                                        ------   ------   ------
                                                        $  342   $  322   $  306
                                                        ======   ======   ======

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------
Dollars in millions, except for per share data (per share data assume dilution)

OVERVIEW OF THE COMPANY
-----------------------
Eaton, a diversified industrial manufacturer, is a global leader in the design, manufacture, marketing and servicing of fluid power systems for industrial, mobile, and aircraft equipment; electrical systems and components for power quality, distribution and control; automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety; and intelligent truck drivetrain systems for safety and fuel economy. The principal markets for the Fluid Power, Automotive and Truck segments are original equipment manufacturers and after-market customers of off-highway agricultural and construction vehicles, industrial equipment, passenger cars, heavy-, medium-, and light-duty trucks, and customers involved with aerospace products and systems. The principal markets for the Electrical segment are industrial, construction, commercial, automotive and government customers. The Company had 55,000 employees at the end of 2004 and sells products to customers in more than 125 countries.

HIGHLIGHTS OF RESULTS FOR 2004
------------------------------
Improved economic conditions in 2004 set the stage for Eaton to post record financial results, with each business segment reporting improved performance during 2004. During the year, Eaton continued to make progress towards key corporate goals of 1) accelerating organic growth by outgrowing end markets, 2) acquiring and integrating new businesses and 3) further strengthening the balance sheet.

                                                       2004     2003    Increase
                                                      ------   ------   --------
Net sales                                             $9,817   $8,061      22%
Operating profit                                       1,153      797      45%
Operating margin                                        11.7%     9.9%
Net income                                               648      386      68%
Net income per Common
   Share assuming dilution                            $ 4.13   $ 2.56      61%
Return on Shareholders'
   equity                                               20.1%    14.4%

Net sales in 2004 were at a record level for Eaton, surpassing the record set in 2003. Sales growth of 22% in 2004 consisted of 12% from organic growth with 8% from end-market growth and 4% from outgrowing end markets; 7% from acquisitions of businesses; and 3% from foreign exchange rates. In each quarter of 2004 there was positive growth in end markets served by the Company, and, in 2004, Eaton's businesses outgrew their end markets by approximately 50%.

Operating profit in 2004 was a record for Eaton. The growth in operating profit was largely due to sales growth and the benefits of restructuring actions taken in recent years to improve profit performance of the Company. These increases were partially offset by higher prices paid primarily for basic metals in 2004. The impact of higher metals costs, partially offset by increased selling prices to recover these higher costs, was a 1.0 point reduction in operating margin.

Net income and net income per Common Share assuming dilution were also records for Eaton in 2004. These record results were primarily due to the sales growth in 2004 and the benefits of restructuring actions taken in recent years. In addition, lower net interest expense and a reduction in the effective income tax rate helped the Company to post improved net income. These increases in net income in 2004 were partially offset by higher prices paid primarily for basic metals, higher costs for pensions and other postretirement benefits in 2004, a provision of $15 to exit a business, and a $13 contribution to the Eaton Charitable Fund.

On June 9, 2004, Eaton acquired Powerware Corporation, the power systems business of Invensys plc, for $560 of cash, less cash acquired of $27. Powerware, based in Raleigh, North Carolina, is a global leader in Uninterruptible Power Systems (UPS), DC Power products, and power quality services. Powerware had revenues of $775 for the year ended March 31, 2004. Powerware has operations in the United States, Canada, Europe, South America and Asia/Pacific that provide products and services utilized by computer manufacturers, industrial companies, governments, telecommunications firms, medical institutions, data centers and other businesses. Eaton's operating results for 2004 include Powerware from the date of acquisition. This business is included in the Electrical segment.

On September 1, 2004, Eaton acquired Walterscheid Rohrverbindungstechnik GmbH (Walterscheid) from GKN plc for $48 of cash. Walterscheid, a manufacturer of hydraulic tube connectors and fittings primarily for the European market, had 2003 sales of $52 and is located in Lohmar, Germany. Its products are used in mobile and industrial hydraulic markets such as construction and agricultural equipment and machine tools. Eaton's operating results for 2004 include Walterscheid from the date of acquisition. This business is included in the Fluid Power segment.

Also in September 2004, Eaton contributed $28 of cash to purchase a 50% interest in a new medium-duty truck transmission joint venture located in Changchun, China. The partner in this venture is FAW Jiefang Automotive Co., Ltd., which is the commercial vehicle subsidiary of China First Auto Works Group Company (FAW), the largest manufacturer of commercial vehicles in China. Eaton's operating results include this joint venture, which is accounted for under the equity method, beginning in September 2004. This business is included in the Truck segment. The Company also acquired other smaller businesses in 2004 for an aggregate investment cost of $17. The sales of these businesses were immaterial in 2004.

Throughout 2004, Eaton maintained a strong focus on strengthening the balance sheet. Total debt of $1,773 at the end of 2004 was reduced by $180 from $1,953 at year-end 2003, due to a net repayment of debt totaling $206, partially offset by a $22 increase in long-term debt denominated in foreign currencies due to movement of foreign exchange rates in 2004. Shareholders' equity of $3,606 at the end of 2004 was a new record, rising $489 from $3,117 at year-end 2003. The net-debt-to-total-capital ratio was 29.1%, below the Company's target of 35 to 40%. Net working capital of $920 at the end of 2004 was down $47 from $967 at year-end 2003, in spite of the increase in working capital due to acquisitions of Powerware and other businesses. The current ratio was 1.4 at both year-ends.

Cash and short-term investments totaled $296 at the end of 2004, down from $865 at year-end 2003, reflecting the use of $627 to finance the acquisitions of Powerware and other businesses, the repurchase of 4.2 million Common Shares at a total cost of $250, a $75 contribution to the Company's United States qualified pension plans, and a net repayment of debt of $206, partially offset by strong cash flow from operations.

Cash generated from operating activities of $838 in 2004 continued to be strong, as a result of sharply higher net income in 2004, but was slightly lower than $874 in 2003, principally due to a $75 contribution to the Company's United States qualified pension plans and $57 of higher capital expenditures in 2004. Operating cash flow less capital expenditures (free cash flow) was $508 in 2004, down from $601 in 2003, reflecting the $75 contribution to the United States qualified pension plans.

In light of the strong results for 2004 and continuing momentum in most of its markets, on January 24, 2005 Eaton announced that it was taking the following actions:

     - Increasing the quarterly dividend on its Common Shares by 15%, from $.27 per share to $.31 per share, effective for the February 2005 dividend

     - Initiating a plan to repurchase $250 of shares to help offset dilution from the shares issued during 2004 from the exercise of stock options

     - Contributing $50 to its qualified pension plans in the United States during 2005

TWO-FOR-ONE STOCK SPLIT
-----------------------
On January 21, 2004, the Board of Directors of Eaton declared a two-for-one split of the Company's Common Shares effective in the form of a 100% stock dividend. The record date for the stock split was February 9, 2004, and the distribution date was February 23, 2004. Accordingly, all Common Share data and per share amounts presented have been adjusted to reflect the stock split.

RESULTS OF OPERATIONS - 2004 COMPARED TO 2003
---------------------------------------------

                                                       2004     2003    Increase
                                                      ------   ------   --------
Net sales                                             $9,817   $8,061      22%
Operating profit                                       1,153      797      45%
Operating margin                                        11.7%     9.9%
Net income                                               648      386      68%
Net income per Common
   Share assuming dilution                            $ 4.13   $ 2.56      61%

Sales for 2004 were up sharply compared to 2003 and were a record for Eaton. Sales growth of 22% in 2004 consisted of 12% from organic growth, 7% from recently acquired businesses, and 3% from foreign exchange rates. Organic growth of 12% was comprised of 8% growth in Eaton's end markets and 4% from outgrowing end markets.

Operating profit in 2004 was also a record for Eaton. The growth in operating profit was due to sales growth and the benefits of restructuring actions taken in recent years. These increases were partially offset by higher prices paid primarily for basic metals in 2004. Operating margins were reduced by .4% in both 2004 and 2003 due to restructuring charges. Operating margins in 2004 increased compared to 2003 despite higher prices paid primarily for basic metals and the addition of the Powerware business, whose margins are currently lower than the rest of the Electrical segment. The operating results of each business segment are further discussed below, under "Results by Business Segment".

RESULTS BY GEOGRAPHIC REGION
----------------------------

                                                                           Operating
                         Net sales                Operating profit           margin
                --------------------------   --------------------------   -----------
                 2004     2003    Increase    2004     2003    Increase   2004   2003
                ------   ------   --------   ------   ------   --------   ----   ----
United States   $6,843   $5,758      19%     $  774    $546       42%     11.3%   9.5%
Canada             261      209      25%         37      28       32%     14.2%  13.4%
Europe           1,990    1,581      26%        150      94       60%      7.5%   6.0%
Latin America      774      516      50%        107      65       65%     13.8%  12.6%
Asia/Pacific       679      504      35%         85      64       33%     12.5%  12.7%
Eliminations      (730)    (507)
                ------   ------              ------    ----
                $9,817   $8,061      22%     $1,153*   $797*      45%     11.7%   9.9%
                ======   ======              ======    ====

* A reconciliation of operating profit to net income is included in "Business Segment Information" in the Notes to the Consolidated Financial Statements.

Growth in sales in the United States was due to higher sales in Electrical, largely the result of the acquisition of Powerware in June 2004; sharply higher sales in Truck due to rapid growth in many of Truck's markets; and, to a lesser extent, increased sales in Fluid Power and Automotive. The increase in operating profit in the United States was primarily the result of strong sales in Truck, the acquisition of Powerware, the benefits of restructuring actions taken in recent years, and integration of recently acquired businesses. In Canada, growth in sales and operating profit were due to the acquisition of Powerware and improved results in other Electrical businesses. Sales growth in Europe was due to higher sales in Electrical, largely the result of the acquisition of Powerware; growth in Fluid Power, Automotive and Truck; and from foreign exchange rates. Higher operating profit in Europe was the result of increased sales and the benefits of restructuring actions taken in recent years that were reflected in improved returns in each of the Company's four business segments. Growth in sales and operating profit in Latin America were due to sharply higher sales in Truck, the acquisition of Powerware adding sales in Electrical, and to a lesser extent sales growth in Fluid Power and Automotive. The growth in sales in Asia/Pacific was due to the acquisition of Powerware and the strong performance of Fluid Power and Truck. The increase in operating profit in

Asia/Pacific primarily related to the acquisition of Powerware and improved results of Fluid Power.

In 2004, Eaton incurred restructuring charges related primarily to the integration of: Powerware, the electrical power systems business acquired in June 2004; the electrical division of Delta plc, acquired in January 2003; and the Boston Weatherhead fluid power business, acquired in November 2002. In 2003, restructuring charges related primarily to the integration of the electrical division of Delta plc and the Boston Weatherhead fluid power business. A summary of these charges follows:

                                                                     2004   2003
                                                                     ----   ----
Fluid Power                                                          $  8   $ 14
Electrical                                                             33     22
                                                                     ----   ----
                                                                       41     36
Corporate                                                                      1
                                                                     ----   ----
Pretax charges                                                       $ 41   $ 37
                                                                     ====   ====
After-tax charges                                                    $ 27   $ 24
Per Common Share                                                     $.17   $.16

Restructuring charges in 2004 included $22 for the United States, $18 for Europe and $1 for Asia/Pacific. Restructuring charges in 2003 included $23 for the United States, $11 for Europe and $3 for Asia/Pacific. The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information the charges reduced Operating profit of the related business segment or were included in Other corporate expense-net, as appropriate.

Pretax income for 2004 was reduced by $31 ($20 after-tax, or $.13 per Common Share) compared to 2003 due to increased pension and other postretirement benefit expense in 2004. This resulted from the decline over the last several years in the market value of equity investments held by Eaton's pension plans, coupled with the effect of the lowering of discount rates associated with pension and other postretirement benefit liabilities at year-end 2003. These increased costs were partially offset by the effect of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, as further explained in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

In December 2004, Eaton announced that it would exit its legacy tire and refrigeration valve manufacturing business within the next year. The Company incurred charges of $15 ($10 after-tax, or $.06 per Common Share) principally for the write-down of fixed assets and workforce reductions. This business is in the Automotive segment. In the Statements of Consolidated Income and Business Segment Information, these charges were reported as a separate line item.

In 2004, a charge of $13 was recorded for a contribution to the Eaton Charitable Fund ($8 after-tax, or $.05 per Common Share). In the Statements of Consolidated Income, the charge was included in Other (income) expense-net. In Business

Segment Information, the charge was included in Other corporate expense-net.

The effective income tax rate for 2004 was 17.0% compared to 24.0% in 2003. The lower rate in 2004 was primarily due to an income tax benefit of $30 resulting from the favorable resolution of multiple international and U.S. income tax items in fourth quarter 2004, higher earnings in international tax jurisdictions with lower income tax rates, increased use of foreign tax credit carryforwards, and implementation of international tax planning initiatives. The change in the effective income tax rate in 2004 compared to 2003 is further explained in "Income Taxes" in the Notes to the Consolidated Financial Statements.

RESULTS BY BUSINESS SEGMENT
---------------------------

Fluid Power
-----------

                                                       2004     2003    Increase
                                                      ------   ------   --------
Net sales                                             $3,098   $2,786      11%
Operating profit                                         338      247      37%
Operating margin                                        10.9%     8.9%

Sales of the Fluid Power segment were at record levels in 2004. The majority of sales growth in 2004 resulted from the strong performance of mobile and industrial hydraulics markets. The commercial aerospace market also began to recover in 2004, growing in the fourth quarter at its fastest rate in over two years. The 11% increase in sales includes 3% due to foreign exchange rates and reflects the growth in Fluid Power's markets of 8% over 2003, with global hydraulics markets up an estimated 13%, commercial aerospace markets up 3%, defense aerospace markets up 7%, and European automotive production up 1%. Operating results for 2004 included Walterscheid from the date of acquisition, as discussed in "Highlights of Results for 2004" above, with less than 1% of the increase in sales attributed to this acquisition in 2004.

Operating profit in 2004 was also a record. Higher operating profit in 2004 was largely due to sales growth, the benefits of restructuring actions to integrate acquired businesses, and continued productivity improvements, partially offset by higher prices paid primarily for basic metals. Restructuring charges in 2004 were $8 compared to $14 in 2003, reducing operating margins by .3% in 2004 and ..5% in 2003. The restructuring charges in 2004 and 2003 related primarily to the integration of the Boston Weatherhead business acquired in late 2002.

In January 2004, Eaton acquired Ultronics Limited with its advanced electro-hydraulic valve system technology that is utilized in mobile applications in construction, forestry, agriculture and other markets. In early 2004, Eaton invested in Eaton Senstar Automotive Fluid Connector (Shanghai) Co., Ltd. This business, 55%-owned by Eaton, was formed with Changzhou Senstar Automobile Air Conditioner Co. Ltd. to produce automotive air conditioning hose and tube assemblies and power steering hose and tube assemblies in Shanghai for Volkswagen's China operations. The purchase prices and annual sales of these businesses were immaterial in 2004.

In November 2004, Eaton announced that it signed an agreement to purchase the businesses of Winner Group Holdings Ltd., a China-based company which is the largest manufacturer of hydraulic hose fittings and adapters in China. This business had sales in 2003 of $28. The purchase is expected to be completed in late first quarter 2005.

In November 2004, Eaton announced that its aerospace business began work with Lockheed Martin to increase the Company's role on the F-35 Joint Strike Fighter by expanding its scope of work on the wing fluid delivery system. The expanded wing fluid delivery work and increased technical assistance will increase Eaton's potential revenue on the F-35 by $1 billion, based on production of 2,600 aircraft over the life of the program, which is expected to continue through 2027. The $1 billion increase brings the expected Joint Strike Fighter related revenue over the life of the program to almost $3 billion, including the hydraulic power generation system, general actuation and the expanded wing fluid delivery system work.

Electrical
----------

                                                       2004     2003    Increase
                                                      ------   ------   --------
Net sales                                             $3,072   $2,313      33%
Operating profit                                         243      158      54%
Operating margin                                         7.9%     6.8%

Sales of the Electrical segment in 2004 reached record levels. Of the 33% sales growth, 24% was from acquisitions, including Powerware acquired in June 2004, as discussed in "Highlights of Results for 2004" above, and Electrum Group acquired in March 2004, as discussed below. Sales for the full year of 2004 from the electrical division of Delta plc acquired in January 2003, and the business formed with Caterpillar in August 2003, also contributed to this growth from acquisitions. Eaton's operating results for 2004 include the results of acquired businesses from the dates of acquisition. End markets for the electrical business grew about 4% during 2004 with sales above end-market growth contributing an additional 3% to growth. Sales in 2004 improved by 2% due to foreign exchange rates.

Increased operating profit in 2004 was largely due to growth in sales, the benefits of restructuring actions to integrate acquired businesses, and continued productivity improvements, partially offset by higher prices paid primarily for basic metals. These improvements were partially offset by increased restructuring charges in 2004. Restructuring charges in 2004 were $33 compared to $22 in 2003, reducing operating margins by 1.1% in 2004 and 1.0% in 2003. Restructuring charges in 2004 related primarily to the integration of Powerware and the electrical division of Delta plc acquired in January 2003. Restructuring charges in 2003 related largely to the integration of the electrical division of Delta plc.

In March 2004, Eaton acquired the Electrum Group Ltd. which provides power management services and web-based software for telecommunications, data center and government applications. The net sales and purchase price of this company were immaterial.

During second quarter 2004, the Electrical business was awarded a contract from the U.S. Postal Service to test and maintain electrical switchgear, which is anticipated to generate between $12 and $15 of revenue annually over the next four years, and a contract worth $10 to supply distribution and control equipment for a new power plant being constructed by Hitachi.

Automotive
----------

                                                       2004     2003    Increase
                                                      ------   ------   --------
Net sales                                             $1,847   $1,690      9%
Operating profit                                         243      224      8%
Operating margin                                        13.2%    13.3%

Sales in the Automotive segment reached a new record in 2004, above the record set in 2003, by growing 9%. The growth in Automotive's sales considerably exceeded its end markets throughout the year. Automotive production for 2004 in NAFTA was lower by 1% and in Europe increased 1% compared to 2003. Growth above 2003 was attributable to new program launches and new contract wins. Sales in 2004 also improved by 3% due to foreign exchange rates.

Increased operating profit in 2004 was the result of increased sales and productivity improvements, partially offset by higher prices paid primarily for basic metals.

In first quarter 2004, Eaton won contracts to supply locking differentials to Hyundai and Kia for several new vehicle programs. Revenues from these contracts are expected to total approximately $150 over the next six years.

Truck
-----

                                                       2004     2003    Increase
                                                      ------   ------   --------
Net sales                                             $1,800   $1,272      42%
Operating profit                                         329      168      96%
Operating margin                                        18.3%    13.2%

The Truck segment posted record sales in 2004, with revenues up 42% compared to 2003. This was attributable to end-market growth, primarily NAFTA heavy-duty truck production of 263,000 units, an increase of 48% compared to 2003. NAFTA medium-duty truck production increased 24% in 2004 compared to 2003, European truck production increased 7%, and Brazilian vehicle production increased 20%.

Operating profit and operating margin in 2004 were also records. Increased operating profit in 2004 reflected increased sales throughout all geographic regions, as well as productivity improvements, partially offset by higher prices paid primarily for basic metals.

Eaton made significant progress during 2004 on both of its recently announced new truck businesses in China. The joint venture with FAW Jiefang Automotive Co., Ltd. formally started production in September 2004 with Eaton contributing

$28 of cash to purchase a 50% interest in the venture, as described in "Highlights of Results for 2004" above. Operating results of this venture were immaterial in 2004.

In addition, the Company started production in the Eaton Fast Gear (EFG) heavy-duty truck transmission business in fourth quarter 2004. The formation of EFG was announced in third quarter 2003. Eaton's partners in EFG are Shaanxi Fast Gear Co., Ltd. and Xiang Torch Investment Co., Ltd. This business will produce transmissions for the growing Chinese market. Eaton has 55% ownership of the business. The purchase price and annual sales of this company were immaterial in 2004.

On March 1, 2005, Eaton acquired Pigozzi S.A. Engrenagens e Transmissoes, an agricultural powertrain business located in Caxias do Sul, Brazil. Pigozzi produces agricultural powertrain products, including transmissions, rotors and other drivetrain components, for tractors and harvesters. The business had 2004 sales of approximately $42. The purchase price for the business was $29.

Corporate
---------
Net interest expense of $78 in 2004 fell by $9 from $87 in 2003. The decrease largely related to the $180 net reduction in total debt from the end of 2003 to the end of 2004, offset by a slight increase in floating interest rates in 2004.

Pension and other postretirement benefit expense included in corporate increased to $75 in 2004 from $52 in 2003. The increase primarily resulted from the decline over the last several years in the market value of equity investments held by Eaton's pension plans, coupled with the effect of the lower discount rates used in determining pension and other postretirement benefit liabilities at year-end 2003. These increased costs were partially offset by the effect of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, as further explained in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

In December 2004, Eaton announced that it would exit its legacy tire and refrigeration valve manufacturing business within the next year. The Company incurred charges of $15 principally for the write-down of fixed assets and workforce reductions.

Other corporate expense-net in 2004 was $172 compared to $117 for 2003. The increase was largely attributable to a charge of $13 for contributions to the Eaton Charitable Fund, foreign exchange expense, and higher corporate administrative costs, as well as favorable legal settlements in 2003.

CHANGES IN FINANCIAL CONDITION DURING 2004
------------------------------------------
Throughout 2004, Eaton maintained a focus on strengthening the balance sheet. Net working capital of $920 at the end of 2004 was down $47 from $967 at year-end 2003, in spite of the increase in working capital due to the acquisitions of Powerware and other businesses. The current ratio was 1.4 at both year-ends. The decrease in net working capital was largely due to the reduction in cash and short-term investments from $865 at the end of 2003 to $296 at the end of 2004. The reduction of cash and short-term investments reflected the use of $627 to finance the acquisitions of Powerware and other businesses, the repurchase of 4.2 million Common Shares at a total cost of $250, a $75 contribution to the Company's United States qualified pension plans, and a net repayment of debt of $206. These uses of cash and short-term investments were offset by increased working capital due to business acquisitions, higher accounts receivable resulting from increased sales in 2004, and strong cash flow from operating activities in 2004. Inventory days on hand at the end of 2004 increased to 46 days compared to 43 days at year-end 2003, since the Company purchased additional inventory to guard against basic metals shortages and, for Truck operations, in anticipation of continued strong market demand in early 2005. Accounts receivable days outstanding increased to 55 days at the end of 2004 compared to 51 days at year-end 2003, due in part to the acquisition of Powerware and significantly higher sales in fourth quarter 2004.

As a result of higher net income in 2004, cash generated from operating activities of $838 continued to be strong, but was slightly lower than $874 in 2003, principally due to a $75 contribution to the Company's United States qualified pension plans. Operating cash flow less capital expenditures (free cash flow) was $508 in 2004, down from $601 in 2003, reflecting the $75 contribution to the United States qualified pension plans and $57 of higher capital expenditures in 2004. Expenditures for property, plant and equipment were $330 in 2004 compared to $273 in 2003. Capital expenditures for 2005 are forecasted to be between $375 and $425.

Total debt of $1,773 at the end of 2004 was reduced by $180 from $1,953 at year-end 2003, due to a net repayment of debt totaling $206, partially offset by a $22 increase in long-term debt denominated in foreign currencies due to movement of foreign exchange rates in 2004. Shareholders' equity of $3,606 at the end of 2004 was a new record, rising $489 from $3,117 at year-end 2003. The net-debt-to-total-capital ratio was 29.1%, below the Company's target of 35 to 40%. In March 2004, Eaton entered into a new $50 long-term revolving credit facility which will expire in May 2008. Eaton has long-term revolving credit facilities of $700, of which $400 expire in April 2005 and $300 expire in May 2008.

On January 28, 2005, Eaton issued $75 of 5.45% Senior Debentures, which mature in 2034. This transaction brings the total amount of outstanding 5.45% Senior Debentures due in 2034 to $150 and will form a single series with the $75 of 5.45% Senior Debentures due in 2034 issued on October 21, 2004. The Company used the proceeds for general corporate purposes.

OUTLOOK FOR 2005
----------------
As Eaton surveyed its end markets in January 2005, it anticipated growth of approximately 5% for full year 2005. The Company expects to outgrow its end markets by about 50%, as it did in 2004, and also to record additional growth from the full-year impact of the Powerware and Walterscheid acquisitions, the ramp up of the Eaton Fast Gear heavy-duty truck transmission business in China, and the acquisitions of Pigozzi S.A. and Winner Hydraulics, which is expected to close late in the first quarter. As a result, Eaton anticipates overall growth in sales in the range of 12 to 14% in 2005. The Company's guidance for net income per Common Share for the full year of 2005 is $4.90 to $5.10, after restructuring charges of $.20 per share. For the first quarter of 2005, Eaton anticipates net income per share to be $1.10 to $1.20, after restructuring charges of $.05 per share.

In Fluid Power, Eaton anticipates that growth in the mobile equipment markets will continue in 2005, although at more modest levels than in 2004, while growth in the industrial markets will accelerate. The commercial aerospace market grew in the fourth quarter of 2004 at its fastest rate in over two years and the Company believes growth in commercial aerospace is likely to improve further in 2005. Electrical's end markets grew 4% in 2004, and Eaton expects these markets to grow at about the same rate in 2005. In Automotive, the Company anticipates slightly weaker markets for both NAFTA and European automotive production in 2005 than in 2004. For Truck, the Company believes demand will remain strong throughout 2005. For all of 2005, Eaton believes that the NAFTA heavy-duty truck market is likely to total 310,000 units.

FORWARD-LOOKING STATEMENTS
--------------------------
This Annual Report to Shareholders contains forward-looking statements concerning Eaton's first quarter 2005 and full year 2005 net income per share, worldwide markets, growth in relation to end markets, the anticipated closing of a new acquisition, growth from acquisitions of businesses and joint ventures, results of newly awarded contracts, and the repurchase of Common Shares. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; acquisitions and divestitures; failure to close, or delay in the closing of, acquisitions; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

CRITICAL ACCOUNTING POLICIES
----------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Eaton's management to make estimates and use assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. For any estimate or assumption there may be other reasonable estimates or assumptions that could have been used. However, the Company believes that given the current facts and circumstances, it is unlikely that applying such other estimates and assumptions would have caused materially different amounts to have been reported. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from estimates used.

Revenue Recognition
-------------------
Substantially all revenues are recognized when products are shipped to unaffiliated customers and title has transferred. Other revenues for service contracts are recognized as the service is provided.

Impairment of Long-Lived Assets
-------------------------------
Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" provides that goodwill and indefinite life intangible assets must be reviewed for impairment, in accordance with the specified methodology. Further, goodwill, intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and other intangible assets totaled $3.1 billion at the end of 2004 and represented 34% of total assets. These assets resulted primarily from the $1.1 billion acquisition of the electrical distribution and controls business unit of Westinghouse in 1994, and the $1.6 billion acquisition of Aeroquip-Vickers in 1999. Eaton completed the annual impairment tests for goodwill and indefinite life intangible assets as required by SFAS No. 142. These tests confirmed that the fair value of the Company's reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized. These businesses have a long history of operating success and profitability and hold leading market positions in the majority of their product lines. Their products are not subject to rapid technological or functional obsolescence. This, coupled with continuous strong product demand support the book values of the goodwill and intangible assets related to these businesses.

Deferred Income Tax Assets & Liabilities
----------------------------------------
Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities, and for certain United States income tax credit carryforwards. Recorded deferred income tax assets and liabilities are described in detail in "Income Taxes" in the Notes to the Consolidated Financial Statements. Significant factors considered by management in the determination of the probability of the realization of deferred tax assets include historical operating results, expectations of future earnings and taxable income, and the extended period of time over which other postretirement health care liabilities will be paid. Management believes there is a low probability of the realization of deferred tax assets related to tax loss carryforwards at certain international operations and United States state and local income tax loss carryforwards. Therefore, a valuation allowance of $132 has been recognized for the full value of these deferred tax assets.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in 2005. Eaton has not fully evaluated the effects of the repatriation provision and therefore has not determined if the Act will materially change its foreign earnings reinvestment plan. A full evaluation of the plan is expected to be complete by June 30, 2005.

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

At the end of 2002, certain key assumptions used to calculate pension and other postretirement benefit expense were adjusted, including the lowering of the assumed return on pension plan assets from 9.85% to 8.71% and the discount rate from 6.56% to 6.53%. At the end of 2003, the assumed return on pension plan assets was lowered to 8.50% and the discount rate was lowered to 6.11%. The changes in these assumptions, coupled with the effect of the decline over the last several years in the market value of equity investments held by Eaton's pension plans, resulted in increased pretax expense of $63 in 2003 compared to 2002 and increased pretax expense of $31 in 2004 compared to 2003. At the end of 2004, the assumed return on pension plan assets was lowered to 8.41% and the discount rate was lowered to 5.81%. These changes are expected to result in increased pension and other postretirement benefit expense of approximately $60 in 2005 over 2004.

Certain key assumptions related to the measurement of pension and other postretirement benefits were adjusted in 2004 to reflect current economic conditions. Changes in key assumptions reflected the continued reduction in the interest rates and an increase in the medical trend assumption in accordance with Eaton's estimates of future medical costs. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $20 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $36 effect on pension expense. Information related to changes in key assumptions used to recognize expense for other postretirement benefit plans is found in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

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

Stock Options Granted to Employees & Directors
----------------------------------------------
In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" was issued by the Financial Accounting Standards Board. The Statement eliminates the alternative to use the intrinsic-value-method of accounting that was provided in SFAS No. 123 as originally issued. The amended Statement requires entities to recognize the cost of employee and director services received in exchange for stock options based on the grant date fair value of those awards, with limited exceptions. That cost will be recognized over the period during which an employee or director is required to provide service in exchange for the award. Eaton will begin recognizing expenses related to stock options in third quarter 2005. As described in "Shareholders' Equity" in the Notes to the Consolidated Financial Statements, if the Company had accounted for stock options under the fair-value-based method of expense recognition in SFAS No. 123, net income per Common Share assuming dilution would have been reduced by $.08 in 2004, $.08 in 2003 and $.10 in 2002. The Company estimates that the adoption of SFAS No. 123(R) will reduce net income per Common Share assuming dilution in the second half of 2005 by $.06.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------
Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties and equipment, as described in "Lease Commitments" in the Notes to the Consolidated Financial Statements. Transactions with related parties are in the ordinary course of business, are conducted on an arm's-length basis, and are not material to Eaton's financial position, results of operations or cash flows.

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

Interest rate risk can be measured by calculating the near-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. A 100 basis point increase in short-term interest rates would increase the Company's net, pretax interest expense by approximately $3.

Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company's financial liabilities would change as a result of movements in interest rates. Based on a hypothetical, immediate 100 basis point decrease in interest rates at December 31, 2004, the market value of the

Company's debt and interest rate swap portfolio, in aggregate, would increase by $175.

Foreign currency risk is the risk that Eaton will incur economic losses due to adverse changes in foreign currency exchange rates. The Company mitigates foreign currency risk by funding some investments in foreign markets through local currency financings. Such non-U.S. Dollar debt was $333 at December 31, 2004. To augment Eaton's non-U.S. Dollar debt portfolio, the Company also enters into forward foreign exchange contracts and foreign currency swaps from time to time to mitigate the risk of economic loss in its foreign investments due to adverse changes in exchange rates. At December 31, 2004, the aggregate balance of such contracts was $120. Eaton also monitors exposure to transactions denominated in currencies other than the functional currency of each country in which the Company operates, and periodically enters into forward contracts to mitigate that exposure. In the aggregate, Eaton's portfolio of forward contracts related to such transactions was not material to its financial position, results of operations or cash flows during 2004.

Other than the above noted debt and financial derivative arrangements, there were no material derivative instrument transactions in place or undertaken during 2004.

A summary of contractual obligations as of December 31, 2004 follows:

                                                   Payments due by period
                                            ------------------------------------
                                                   2006   2008
                                                    to     to     After
                                            2005   2007   2009    2009     Total
                                            ----   ----   ----   ------   ------
Long-term debt                              $ 26   $568   $ 19   $1,147   $1,760
Operating leases                              97    122     53       33      305
Purchase obligations                         298     53     33       15      399
Other long-term liabilities                  105     23     23       32      183
                                            ----   ----   ----   ------   ------
                                            $526   $766   $128   $1,227   $2,647
                                            ====   ====   ====   ======   ======

Long-term debt includes obligations under capital leases that are not material. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders and commitments under ongoing service arrangements. Other long-term liabilities include $95 of contributions to pension plans in 2005 and $88 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date. The table above does not include future expected pension benefit payments or expected other postretirement benefit payments for each of the next five years and the five years thereafter. Information related to the amounts of these future payments is found in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS - 2003 COMPARED TO 2002
---------------------------------------------

                                                       2003     2002    Increase
                                                      ------   ------   --------
Net sales                                             $8,061   $7,209      12%
Operating profit                                         797      651      22%
Operating margin                                         9.9%     9.0%
Net income                                               386      281      37%
Net income per Common Share
   assuming dilution                                  $ 2.56   $ 1.96      31%

Sales for 2003 rose to $8,061, 12% over 2002. Sales growth of 12% in 2003 consisted of 6% from recent business acquisitions, net of the effect of the sale of Navy Controls in July 2002, 3% from higher foreign exchange rates, and 3% from organic growth. Eaton outperformed its end markets, as the Company estimated that its overall end markets declined 2% in 2003 compared to 2002. Growth reflected increased sales resulting from acquisitions of businesses, which added approximately $500 of sales in 2003.

Increased operating profit in 2003 was primarily due to higher sales, the benefits of restructuring actions taken in recent years and lower restructuring charges in 2003. Operating margins were reduced due to restructuring charges by ..4% in 2003 and .8% in 2002. The operating results of each business segment are further discussed below, under "Results by Business Segment".

The increase in net income was primarily due to higher sales in 2003 and the benefits of restructuring actions taken in 2003 and prior years.

RESULTS BY GEOGRAPHIC REGION
----------------------------

                                                                       Operating
                        Net sales               Operating profit         margin
               --------------------------   -----------------------   -----------
                2003     2002    Increase   2003    2002   Increase   2003   2002
               ------   ------   --------   ----   -----   --------   ----   ----
United States  $5,758   $5,605      3%      $546   $483       13%      9.5%   8.6%
Canada            209      185     13%        28     15       87%     13.4%   8.1%
Europe          1,581    1,110     42%        94     65       45%      6.0%   5.9%
Latin America     516      403     28%        65     45       44%     12.6%  11.2%
Asia/Pacific      504      358     41%        64     43       49%     12.7%  12.0%
Eliminations     (507)    (452)
               ------   ------              ----   ----
               $8,061   $7,209     12%      $797*  $651*      22%      9.9%   9.0%
               ======   ======              ====   ====

* A reconciliation of operating profit to net income is included in "Business Segment Information" in the Notes to the Consolidated Financial Statements.

Sales in the United States rose primarily due to the acquisition of the Boston Weatherhead fluid power business in fourth quarter 2002, partially offset by the sale of the Navy Controls business in second half 2002. Higher operating profit in the United States primarily resulted from increased sales, the benefits of restructuring actions taken in recent years, lower restructuring charges in 2003, and modest profits from the Boston Weatherhead fluid power business acquired in late 2002. In Canada, the growth in sales and operating profit were substantially related to foreign exchange rates and the strong performance of Electrical. Sales in Europe rose primarily due to the acquisition of the Delta electrical business, the improved performance of Eaton's other business segments, and foreign exchange rates. Higher operating profit in Europe primarily resulted from increased sales and the benefits of restructuring actions taken in recent years. The growth in sales and operating profit in Latin America was primarily due to recent wins by Fluid Power of new automotive-related production contracts and the strong performance of Truck. Sales and operating profit rose in Asia/Pacific due to the acquisition of the Delta electrical business and the strong performance of all of the Company's business segments.

As a result of actions taken in 2003 and earlier years to restructure operations and integrate acquired businesses, Eaton incurred restructuring charges in 2003 of $.16 per Common Share, compared to similar charges in 2002 of $.29 per share. The Company's results in 2003 were aided by the results of these actions, which delivered an additional $26 of savings in 2003 that were over and above $130 of savings delivered in 2002. Additionally, $15 in synergies were achieved through integration of acquired businesses. These savings, coupled with higher sales in 2003, lower net interest expense and a reduction in the effective income tax rate, helped the Company to post significantly higher net income. These increases in net income were partially offset by additional pension expense and other postretirement benefit expense in 2003, which reduced net income by $.27 per share compared to 2002. The Company reported no gains on the sales of businesses in 2003 compared to a gain of $.09 per share in 2002. The sale of 7.4 million shares in June 2003 reduced net income per share by approximately $.06 in 2003.

In 2003, Eaton incurred restructuring charges related to the integration of the electrical division of Delta plc, acquired in January 2003 and the Boston Weatherhead fluid power business, acquired in November 2002. In 2002, the Company incurred restructuring charges to reduce operating costs across its business segments and certain corporate functions. The charges in 2002 were primarily a continuation of restructuring programs initiated in 2001. A summary of these charges follows:

                                                                     2003   2002
                                                                     ----   ----
Fluid Power                                                          $ 14   $ 26
Electrical                                                             22     16
Automotive                                                                     1
Truck                                                                         16
                                                                     ----   ----
                                                                       36     59
Corporate                                                               1      3
                                                                     ----   ----
Pretax charges                                                       $ 37   $ 62
                                                                     ====   ====
After-tax charges                                                    $ 24   $ 41
Per Common Share                                                     $.16   $.29

Restructuring charges in 2003 included $23 for the United States, $11 for Europe and $3 for Asia/Pacific. Restructuring charges in 2002 included $52 for the United States and $10 for Europe. The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment or were included in Other corporate expense-net, as appropriate.

Pretax income for 2003 was reduced by $63 ($41 after-tax, or $.27 per Common Share) compared to 2002 due to increased pension and other postretirement benefit expense in 2003. This resulted from the decline over the last several years in the market value of equity investments held by Eaton's pension plans, coupled with the effect of the lowering of discount rates associated with pension and other postretirement benefit liabilities at year-end 2002.

In July 2002, the Navy Controls business was sold resulting in a pretax gain of $18 ($13 after-tax, or $.09 per Common Share). The net gain was reported as a separate line item in the Statements of Consolidated Income and Business Segment Information.

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

The effective income tax rate for 2003 was 24.0% compared to 29.5% for 2002. The lower rate in 2003 reflects many factors, including higher earnings in international tax jurisdictions with lower income tax rates and increased use of international tax credit carryforwards. The change in the effective income tax rates in 2003 compared to 2002 is further explained in "Income Taxes" in the Notes to the Consolidated Financial Statements.

RESULTS BY BUSINESS SEGMENT
---------------------------

Fluid Power
-----------

                                                       2003     2002    Increase
                                                      ------   ------   --------
Net sales                                             $2,786   $2,456      13%
Operating profit                                         247      187      32%
Operating margin                                         8.9%     7.6%

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

Operating profit in 2003 was a new record and increased primarily due to higher sales in 2003, the benefits of restructuring actions taken in recent years to resize this business, and reduced restructuring charges in 2003. Restructuring charges in 2003, which primarily related to the acquisition of the Boston Weatherhead business, were $14 compared to $26 in 2002. Restructuring charges reduced operating margins by .5% in 2003 and 1.1% in 2002.

Electrical
----------

                                                       2003     2002    Increase
                                                      ------   ------   --------
Net sales                                             $2,313   $1,993      16%
Operating profit                                         158      149       6%
Operating margin                                         6.8%     7.5%

In Electrical, sales growth in 2003 was primarily the result of business acquisitions. Sales increased by 15% due to the acquisitions in January 2003 of the electrical division of Delta plc and the power systems business of Commonwealth Sprague Capacitor, as well as the new business formed with Caterpillar Inc. in August 2003, net of the effect of the sale of the Navy Controls business in July 2002. Sales in 2003 were up 1% from organic growth. End markets for the electrical business remained weak during 2003, with an estimated 2% decline in the markets for this business compared to 2002.

In 2003, Electrical added three key businesses. On January 31st, the electrical division of Delta plc was acquired. This business, which had sales of $326 in 2002, includes major electrical brands such as MEM(R), Holec(TM), Bill(TM), Home Automation(TM), Elek(TM) and Tabula(TM). The Delta business represents a significant addition to the capabilities and geographic footprint of Electrical. Also, in January the power systems business of Commonwealth Sprague Capacitor, which had annual sales of $6 in 2002, was acquired. In August, a new business was formed with Caterpillar Inc. to provide switchgear products under the Cat(R) brand name. The business operates under the name Intelligent Switchgear Organization LLC and is 51%-owned by Eaton.

Increased operating profit in 2003 was primarily due to the benefits of restructuring actions taken in recent years to resize this business, partially offset by increased restructuring charges in 2003. Restructuring charges in 2003, which related to the acquisition of the Delta electrical division, were $22 compared to $16 in 2002. Restructuring charges reduced operating margins by 1.0% in 2003 and .8% in 2002. The profitability of the base electrical business improved significantly during 2003, as operating margins for this business in the second half of 2003 were 7.6%, after reflecting a 1.3% reduction due to the acquisition of the Delta electrical division and the new business with

Caterpillar Inc., and a 1.2% reduction due to restructuring charges.

Automotive
----------

                                                       2003     2002    Increase
                                                      ------   ------   --------
Net sales                                             $1,690   $1,594       6%
Operating profit                                         224      225      --
Operating margin                                        13.3%    14.1%

Sales in Automotive were a new record and considerably outpaced its end markets in 2003. The increase in sales reflected several new program launches, the continued strong performance of the North American and European automobile markets and higher foreign exchange rates. NAFTA light vehicle production declined 3% to 15.9 million units in 2003 and European production declined 1% to
16.3 million units, compared to 2002.

Operating margin in 2003 was lower than 2002 primarily due to increased costs related to new product launches and several facility relocations.

Truck
-----

                                                       2003     2002    Increase
                                                      ------   ------   --------
Net sales                                             $1,272   $1,166       9%
Operating profit                                         168       90      87%
Operating margin                                        13.2%     7.7%

Sales growth of Truck reflected higher sales in Latin America, Asia/Pacific and in the aftermarket in North America. NAFTA heavy-duty production was down 2% in 2003 to 177,000 units compared to 2002, and NAFTA medium-duty production was flat. European medium-duty production was down 7% and Brazilian vehicle production was flat.

Increased operating profit in 2003 was primarily due to increased sales in 2003 and the benefits of restructuring actions taken in recent years to resize this business. No restructuring charges were incurred in 2003 compared to $16 in 2002. Operating profit in 2002 was reduced by 1.4% due to restructuring charges.

Corporate
---------
Net interest expense of $87 in 2003 fell by $17 from $104 in 2002. The decrease was primarily related to the reduction in debt of $487 from the end of 2001 to the end of 2003, the conversion of fixed rate debt to floating rate debt through interest rate swaps, and a slight reduction of floating interest rates in 2003.

Pension and other postretirement benefit expense included in corporate increased by $52 in 2003. This primarily resulted from the decline over the last several years in the market value of equity investments held by Eaton's pension plans, coupled with the effect of the lowering of discount rates associated with pension and other postretirement benefit liabilities at year-end 2002.

Corporate expense-net in 2003 was $117 compared to $129 for 2002. The decrease was primarily the result of various items including $11 of reduced legal expenses and favorable legal settlements in 2003.

QUARTERLY DATA
--------------
(Unaudited)

                                                Quarter ended in 2004                    Quarter ended in 2003
                                       --------------------------------------   --------------------------------------
(Millions except for per share data)   Dec. 31   Sept. 30   June 30   Mar. 31   Dec. 31   Sept. 30   June 30   Mar. 31
                                       -------   --------   -------   -------   -------   --------   -------   -------
Net sales                              $2,633     $2,543    $2,403    $2,238    $2,083     $2,026    $2,027    $1,925
Gross margin                              734        707       677       617       578        547       529       510
   Percent of net sales                    28%        28%       28%       28%       28%        27%       26%       26%
Income before income taxes                194        211       203       173       145        142       122        99
Net income                                183        170       161       134       114        107        93        72

Net income per Common Share
---------------------------
Assuming dilution                      $ 1.16     $ 1.09    $ 1.03    $  .85    $  .72     $  .69    $  .64    $  .50
Basic                                    1.19       1.12      1.06       .87       .74        .70       .64       .51

Cash dividends paid per Common Share   $  .27     $  .27    $  .27    $  .27    $  .24     $  .24    $  .22    $  .22

Market price per Common Share
-----------------------------
High                                   $72.64     $65.88    $64.84    $62.13    $54.70     $47.72    $42.60    $40.50
Low                                     59.49      59.20     54.23     52.74     44.58      38.74     34.70     33.01

NINE-YEAR CONSOLIDATED FINANCIAL SUMMARY
----------------------------------------

(Millions except for per share data)    2004     2003     2002     2001     2000     1999     1998     1997     1996
                                       ------   ------   ------   ------   ------   ------   ------   ------   ------
Continuing operations
---------------------
Net sales                              $9,817   $8,061   $7,209   $7,299   $8,309   $8,005   $6,358   $7,104   $6,515
Income before income taxes                781      508      399      278      552      943      616      730      428
Income after income taxes                 648      386      281      169      363      603      430      526      305
   Percent of net sales                   6.6%     4.8%     3.9%     2.3%     4.4%     7.5%     6.7%     7.4%     4.7%
Extraordinary item - redemption
   of debentures                                                                                         (54)
Income (loss) from discontinued
   operations                                                                  90       14      (81)     (62)      44
                                       ------   ------   ------   ------   ------   ------   ------   ------   ------
Net income                             $  648   $  386   $  281   $  169   $  453   $  617   $  349   $  410   $  349
                                       ======   ======   ======   ======   ======   ======   ======   ======   ======

Net income per Common Share
assuming dilution
---------------------------
Continuing operations                  $ 4.13   $ 2.56   $ 1.96   $ 1.20   $ 2.50   $ 4.08   $ 2.96   $ 3.36   $ 1.94
Extraordinary item                                                                                      (.35)
Discontinued operations                                                       .62      .10     (.56)    (.39)     .29
                                       ------   ------   ------   ------   ------   ------   ------   ------   ------
                                       $ 4.13   $ 2.56   $ 1.96   $ 1.20   $ 3.12   $ 4.18   $ 2.40   $ 2.62   $ 2.23
                                       ======   ======   ======   ======   ======   ======   ======   ======   ======
Average number of Common Shares
outstanding assuming dilution           157.1    150.5    143.4    141.0    145.2    147.4    145.4    156.4    156.4

Net income per Common Share basic
---------------------------------
Continuing operations                  $ 4.24   $ 2.61   $ 1.99   $ 1.22   $ 2.53   $ 4.16   $ 3.01   $ 3.42   $ 1.96
Extraordinary item                                                                                      (.35)
Discontinued operations                                                       .63      .10     (.56)    (.40)     .29
                                       ------   ------   ------   ------   ------   ------   ------   ------   ------
                                       $ 4.24   $ 2.61   $ 1.99   $ 1.22   $ 3.16   $ 4.26   $ 2.45   $ 2.67   $ 2.25
                                       ======   ======   ======   ======   ======   ======   ======   ======   ======
Average number of Common Shares
outstanding basic                       153.1    147.9    141.2    138.8    143.6    145.0    142.8    153.6    154.8

Cash dividends paid per
Common Share                           $ 1.08   $  .92  $   .88   $  .88   $  .88   $  .88   $  .88   $  .86   $  .80

----------------------------------------------------------------------------------------------------------------------
Total assets                            $9,075   $8,223   $7,138   $7,646   $8,180   $8,342   $5,570   $5,497   $5,290
Long-term debt                           1,734    1,651    1,887    2,252    2,447    1,915    1,191    1,272    1,062
Total debt                               1,773    1,953    2,088    2,440    3,004    2,885    1,524    1,376    1,092
Shareholders' equity                     3,606    3,117    2,302    2,475    2,410    2,624    2,057    2,071    2,160
Shareholders' equity per Common Share   $23.52   $20.37   $16.30   $17.80   $17.64   $17.72   $14.34   $13.86   $14.00
Common Shares outstanding                153.3    153.0    141.2    139.0    136.6    148.0    143.4    149.4    154.2
----------------------------------------------------------------------------------------------------------------------

Common Shares outstanding and all per share data have been restated to give effect to the two-for-one stock split effective February 23, 2004.

                                Eaton Corporation
                         2004 Annual Report on Form 10-K
                                  Exhibit Index

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

          (k)  Excess Benefits Plan (Amended and Restated Effective January 1,
               1989) (with respect to Section 415 limitations of the Internal Revenue Code) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

          (l)  Executive Incentive Compensation Plan (Effective as of January 1,
               2003) - Incorporated by reference to the Form 10-K for the year ended December 31, 2003

          (m) Plan for the Deferred Payment of Directors' Fees (Originally adopted in 1985 and amended effective as of September 24, 1996, January 28, 1998, January 23, 2002 and February 24, 2004) - Incorporated by reference to the Form 10-Q for the three months ended March 31, 2004

          (n) Plan for the Deferred Payment of Directors' Fees (Originally adopted in 1980 and amended and restated in 1989 and 1996) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

          (o) 1996 Non-Employee Director Fee Deferral Plan (amended and restated as of October 22, 2002) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

          (p) Trust Agreement - Outside Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K for the year ended December 31, 2002

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

          (u) Vehicle Allowance Program (Effective as of January 1, 2003) - Incorporated by reference to the Form 10-K for the year ended December 31, 2003

          (v) 2004 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

          (w) 2005 Non-Employee Director Fee Deferral Plan (Effective January 1, 2005) - Filed in conjunction with this Form 10-K

          (x)  Deferred Incentive Compensation Plan II (Effective January 1,
               2005) - Filed in conjunction with this Form 10-K

          (y)  Incentive Compensation Deferral Plan II (Effective January 1,
               2005) - Filed in conjunction with this Form 10-K

          (z) Supplemental Benefits Plan II (Effective January 1, 2005) - Filed in conjunction with this Form 10-K

          (aa) Excess Benefits Plan II (Effective January 1, 2005) - Filed in conjunction with this Form 10-K

          (bb) Limited Eaton Service Supplemental Retirement Income Plan II (Effective January 1, 2005) - Filed in conjunction with this Form 10-K

          (cc) Amendment to the Plan (originally adopted in 1985) for the Deferred Payment of Directors' Fees (Effective January 1, 2005) - Filed in conjunction with this Form 10-K

          (dd) Form of Stock Option Agreement for Non-Employee Directors - Filed in conjunction with this Form 10-K

          (ee) Form of Stock Option Agreement for Executives - Filed in conjunction with this Form 10-K

          (ff) Form of Restricted Share Award Agreement - Filed in conjunction with this Form 10-K

     12 Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K

     14 Code of Ethics - Incorporated by reference to the definitive Proxy Statement to be filed on or about March 18, 2005

     21 Subsidiaries of Eaton Corporation - Filed in conjunction with this Form 10-K

     23 Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K

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