Form 10-Q
period 2005-03-31
EATON CORP
filed 2005-05-09
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Commission file number 1-1396

EATON CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0196300

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

Eaton Center
Cleveland, Ohio	44114-2584

(Address of principal executive offices)	(Zip code)

(216) 523-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑

There were 150.7 million Common Shares outstanding as of March 31, 2005.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Eaton Corporation
Statements of Consolidated Income

	Three months ended
	March 31
(Millions except for per share data)	2005	2004
Net sales	$2,654	$2,238

Cost of products sold	1,913	1,621
Selling & administrative expense	419	361
Research & development expense	69	60
Interest expense-net	22	19
Other (income) expense-net	(5)	4

Income before income taxes	236	173
Income taxes	49	39

Net income	$187	$134

Net income per Common Share assuming dilution	$1.19	$.85
Average number of Common Shares outstanding assuming dilution	157.2	157.1

Net income per Common Share basic	$1.22	$.87
Average number of Common Shares outstanding basic	153.1	153.1

Cash dividends paid per Common Share	$.31	$.27

See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Millions)	2005	2004
Assets
Current assets
Cash	$90	$ 85
Short-term investments	253	211
Accounts receivable	1,709	1,612
Inventories	1,018	966
Deferred income taxes & other current assets	333	308

	3,403	3,182

Property, plant & equipment-net	2,105	2,147
Goodwill	2,434	2,433
Other intangible assets	634	644
Deferred income taxes & other assets	698	669

	$9,274	$ 9,075

Liabilities & Shareholders’ Equity
Current liabilities
Short-term debt, primarily commercial paper	$292	$ 13
Current portion of long-term debt	74	26
Accounts payable	751	776
Accrued compensation	190	270
Accrued income & other taxes	265	283
Other current liabilities	953	894

	2,525	2,262

Long-term debt	1,734	1,734
Postretirement benefits other than pensions	613	617
Pensions & other liabilities	874	856
Shareholders’ equity	3,528	3,606

	$9,274	$ 9,075

See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

	Three months ended
	March 31
(Millions)	2005	2004
Net cash provided by operating activities
Net income	$187	$134
Adjustments to reconcile to net cash provided by operating activities
Depreciation & amortization	100	100
Changes in working capital, excluding acquisitions of businesses	(227)	(171)
Contribution to United States qualified pension plans	—	(75)
Other-net	33	39

	93	27

Net cash (used in) provided by investing activities
Expenditures for property, plant & equipment	(66)	(49)
Acquisitions of businesses, less cash acquired	(69)	(16)
(Purchases) sales of short-term investments-net	(41)	291
Other-net	(2)	(10)

	(178)	216

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months	77	—
Borrowings with original maturities of less than three months-net, primarily commercial paper	282	(3)
Cash dividends paid	(47)	(41)
Proceeds from exercise of employee stock options	28	55
Purchase of Common Shares	(250)	(250)

	90	(239)

Total increase in cash	5	4
Cash at beginning of period	85	61

Cash at end of period	$90	$65

See accompanying notes.

Notes To Condensed Consolidated Financial Statements

Dollars in millions, except for per share data (per share data assume dilution)

Preparation of Financial Statements

The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made that are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.

Acquisitions of Businesses

In first quarter 2005, Eaton acquired businesses for a combined net cash purchase price of $69. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition.

On March 31, 2005, Eaton acquired the businesses of Winner Group Holdings Ltd. Winner is the largest producer of hydraulic hose fittings and adapters for the Chinese market. This business had 2004 sales of $26 and is included in the Fluid Power segment.

On March 1, 2005, Eaton acquired Pigozzi S.A. Engrenagens e Transmissões (Pigozzi), an agricultural transmission business located in Caxias do Sul, Brazil. The purchase strengthens Eaton’s position in the agricultural market, offering products and business opportunities for both the Truck and Fluid Power groups. The business had 2004 sales of $42 and is included in the Truck segment.

On June 9, 2004, Eaton acquired Powerware Corporation, the power systems business of Invensys plc for $560 of cash, less cash acquired of $27. Powerware had sales of $775 for the year ended March 31, 2004. Eaton’s operating results include Powerware beginning June 9, 2004. Consequently, first quarter 2004 does not include any sales or operating profits of this business. This business is included in the Electrical segment.

Powerware’s assets and liabilities were recorded at estimated fair values as determined by Eaton’s management based on information currently available and on current assumptions as to future operations. The Company is in the process of completing its purchase price allocation, including the finalization of valuations of certain intangible assets and deferred tax assets and liabilities. The allocation of the purchase price for this acquisition is preliminary and will be finalized by the end of second quarter 2005. The preliminary allocation is summarized below:

Current assets	$306
Property, plant & equipment	47
Goodwill	313
Other intangible assets	94
Other assets	47

Total assets acquired	807

Current liabilities	266
Other liabilities	8

Total liabilities assumed	274

Net assets acquired	$533

Other intangible assets of $94 acquired as part of Powerware included $24 related to trademarks that are not subject to amortization. The remaining $70 was assigned to patents and other intangible assets that have a weighted-average useful life of 8 years. Goodwill of $313 relates to the Electrical segment, substantially all of which is non-deductible for income tax purposes.

Unaudited pro forma results of operations for first quarter 2004, as if Eaton and Powerware had been combined as of the beginning of the quarter, follow. The pro forma results include preliminary estimates and assumptions, which Eaton’s management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of Powerware, and, accordingly, are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

Three months ended
Pro forma results of operations	March 31, 2004
Net sales	$2,445
Net income	134
Net income per Common share
Assuming dilution	$.85
Basic	$.87

Restructuring Charges

In 2005, Eaton incurred restructuring charges related primarily to the integration of: Powerware, the electrical power systems business acquired in June 2004; the electrical division of Delta plc acquired in January 2003; and the Boston Weatherhead fluid power business acquired in November 2002. In 2004, Eaton incurred restructuring charges related primarily to the integration of the electrical division of Delta plc and the Boston Weatherhead fluid power business. A summary of these charges follows:

	Three months ended
	March 31
	2005	2004
Electrical	$5	$5
Fluid Power	4	1

Pretax charges	$9	$6

After-tax charges	$6	$4
Per Common Share	$.04	$.03

The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment.

Utilization of restructuring charges follows:

Plant
consolidation &
other
Balance remaining at December 31, 2004	$3
2005 charges	9
Utilized in 2005	(10)

Balance remaining at March 31, 2005	$2

Retirement Benefit Plans

Pretax income for first quarter 2005 was reduced by $14 ($9 after-tax, or $.06 per Common Share) compared to first quarter 2004 due to increased pension expense in 2005. This resulted from the declines during 2000 through 2002 in the market value of equity investments held by Eaton’s pension plans, coupled with the effect of the lowering of discount rates associated with pension liabilities at year-end 2004.

The components of benefit costs follow:

	Three months ended March 31
			Other postretirement
	Pension benefits		benefits
	2005	2004	2005	2004
Service cost	$29	$24	$4	$4
Interest cost	35	34	12	13
Expected return on plan assets	(41)	(45)	—	—
Other	12	7	3	2

	35	20	19	19
Settlement loss	6	7	—	—

	$41	$27	$19	$19

Income Taxes

The effective income tax rate for first quarter 2005 was 21.0% compared to 22.5% in first quarter 2004.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in 2005. Eaton has not fully evaluated the effects of the repatriation provision and, therefore, has not determined if the Act will materially change its foreign earnings reinvestment plan. A full evaluation of the plan is expected to be completed during 2005.

Repurchase of Common Shares

On April 18, 2005, Eaton announced that its Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. Since that date, the Company has repurchased $200 of its shares. The remainder of the shares will be repurchased over time, depending on market conditions, share price, capital levels and other considerations. This program replaces the remaining authority under the Company’s past share repurchase programs.

During first quarter 2005, Eaton repurchased 3.63 million Common Shares at a total cost of $250. This completed the plan announced on January 24, 2005 to repurchase $250 of shares to help offset dilution from shares issued during 2004 from the exercise of stock options.

During first quarter 2004, Eaton repurchased 4.2 million Common Shares at a total cost of $250. This completed the plan announced on January 21, 2004 to repurchase 4.2 million of shares to help offset dilution from shares issued during 2003 from the exercise of stock options.

Net Income per Common Share

A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

	Three months ended
	March 31
	2005	2004
Net income	$187	$134

Average number of Common Shares outstanding assuming dilution	157.2	157.1
Less dilutive effect of stock options	4.1	4.0

Average number of Common Shares outstanding basic	153.1	153.1

Net income per Common Share assuming dilution	$1.19	$.85
Net income per Common Share basic	$1.22	$.87

Stock Options

Stock options granted to employees and directors to purchase Common Shares are accounted for using the intrinsic-value-based method, as allowed by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Under this method, no compensation expense is recognized on the grant date, since on that date the option price equals the market price of the underlying shares.

Eaton has adopted the disclosure-only provisions of SFAS No. 123. If the Company recognized compensation expense for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

	Three months ended
	March 31
	2005	2004
Net income
As reported	$187	$134
Stock-based compensation expense, net of income taxes	(4)	(3)

Assuming fair-value-based method	$183	$131

Net income per Common Share assuming dilution
As reported	$1.19	$.85
Stock-based compensation expense, net of income taxes	(.03)	(.02)

Assuming fair-value-based method	$1.16	$.83

Net income per Common Share basic
As reported	$1.22	$.87
Stock-based compensation expense, net of income taxes	(.03)	(.02)

Assuming fair-value-based method	$1.19	$.85

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R). This Statement eliminates the alternative to use the intrinsic-value-based method of accounting for stock options that was provided in SFAS No. 123. The Statement requires entities to recognize the expense of employee and director services received in exchange for stock options, based on the grant date fair value of those awards, with limited exceptions. That expense will be recognized over the period the employee or director is required to provide service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission (SEC) published a rule that has the effect of allowing companies with calendar year-ends to delay the quarter in which they begin to expense stock options to first quarter 2006 from third quarter 2005.

Comprehensive Income

Comprehensive income is as follows:

	Three months ended
	March 31
	2005	2004
Net income	$187	$134
Foreign currency translation	(23)	3
Other	4	(2)

Comprehensive income	$168	$135

Inventories

The components of inventories follow:

	March 31,	December 31,
	2005	2004
Raw materials	$424	$398
Work-in-process & finished goods	648	618

Inventories at FIFO	1,072	1,016
Excess of FIFO over LIFO cost	(54)	(50)

	$1,018	$966

Business Segment Information

	Three months ended
	March 31
	2005	2004
Net sales
Electrical	$848	$611
Fluid Power	785	768
Truck	542	381
Automotive	479	478

	$2,654	$2,238

Operating profit
Electrical	$71	$45
Fluid Power	76	81
Truck	109	61
Automotive	69	69

	325	256
Corporate
Amortization of intangible assets	(7)	(6)
Interest expense-net	(22)	(19)
Minority interest	(1)	(3)
Pension & other postretirement benefit expense	(28)	(18)
Other corporate expense-net	(31)	(37)

Income before income taxes	236	173
Income taxes	49	39

Net income	$187	$134

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations

Dollars in millions, except for per share data (per share data assume dilution)

Overview of the Company

Eaton is a diversified industrial manufacturer with 2004 sales of $9.8 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The principal markets for the Electrical segment are industrial, construction, commercial, automotive and government customers. The principal markets for the Fluid Power, Truck and Automotive segments are original equipment manufacturers and after-market customers of off-highway agricultural and construction vehicles, industrial equipment, passenger cars, heavy-, medium-, and light-duty trucks, and customers involved with aerospace products and systems. The Company had 56,000 employees at the end of first quarter 2005 and sells products to customers in more than 125 countries.

Highlights of Results for First Quarter 2005

Eaton’s operating results for the three months ended March 31, 2005 and 2004 are summarized as follows:

	Three months ended March 31
	2005	2004	Increase
Net sales	$2,654	$2,238	19%
Operating profit	325	256	27%
Operating margin	12.2%	11.4%
Net income	$187	$134	40%
Net income per Common Share assuming dilution	$1.19	$.85	40%

Sales in first quarter 2005 were up 19% compared to first quarter 2004 and were a record for Eaton. Sales growth consisted of 10% from acquisitions, 7% from organic growth, and 2% from higher foreign exchange rates. Organic growth of 7% was comprised of 6% growth in Eaton’s end markets and 1% from outgrowing end markets. Positive growth in Eaton’s end markets continued in 2005, as had been the experience in each quarter of 2004.

Operating profit in first quarter 2005 rose significantly over first quarter 2004, and was a record for Eaton. The growth in operating profit was primarily due to sales growth, operating profit of Powerware in 2005, the benefits of restructuring actions taken in recent years to integrate acquired companies, and continued productivity improvements driven by the Eaton Business System (EBS).

Net income and net income per Common Share assuming dilution increased 40% in first quarter 2005 compared to first quarter 2004. These improved results were primarily due to increased sales, operating profit of Powerware in 2005, the benefits of restructuring actions taken in recent years, and continued productivity improvements driven by EBS. These increases in net income in 2005 were partially offset by higher costs for pensions in 2005.

On March 31, 2005, Eaton acquired the businesses of Winner Group Holdings Ltd. Winner is the largest producer of hydraulic hose fittings and adapters for the Chinese market. This business had 2004 sales of $26 and is included in the Fluid Power segment from the date of acquisition.

On March 1, 2005, Eaton acquired Pigozzi S.A. Engrenagens e Transmissões (Pigozzi), an agricultural transmission business located in Caxias do Sul, Brazil. The purchase strengthens Eaton’s position in the agricultural market, offering products and business opportunities for both the Truck and Fluid Power groups. The business had 2004 sales of $42 and is included in the Truck segment from the date of acquisition.

Total debt of $2,100 at March 31, 2005 increased $327 from $1,773 at the end of 2004, primarily due to a $279 increase in short-term commercial paper and the issuance of $75 of 5.45% Senior Debentures in

January 2005. The increase in commercial paper resulted primarily from the repurchase of 3.63 million Common Shares during first quarter 2005 at a total cost of $250. This completed the plan announced on January 24, 2005 to repurchase $250 of shares to help offset dilution from shares issued during 2004 from the exercise of stock options. The net-debt-to-capital ratio was 33.2% at March 31 compared to 29.1% at year-end 2004, reflecting the combined effect of the $327 increase in total debt and reduced Shareholders’ equity resulting from the repurchase of $250 of Common Shares.

During first quarter 2005, cash generated from operating activities was $93 compared to $27 in first quarter 2004. The increase in cash generated by operating activities in 2005 was primarily due to the absence of the $75 contribution to Eaton’s United States qualified pension plans made in first quarter 2004 and higher net income in 2005, offset by increased working capital requirements in 2005.

On April 18, 2005, Eaton announced that its Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. Since that date, the Company has repurchased $200 of its shares. The remainder of the shares will be repurchased over time, depending on market conditions, share price, capital levels and other considerations. This program replaces the remaining authority under the Company’s past share repurchase programs.

Eaton continues to anticipate growth of 5% for its end markets in 2005. The residential electrical markets are stronger than anticipated, but this strength is offset by weaker aerospace and automotive markets. As a result, Eaton anticipates net income per share for second quarter 2005 to be between $1.20 and $1.30, after restructuring charges of $.05 per share. The Company is maintaining its full-year guidance for net income per share of $4.90 to $5.10, after restructuring charges of $.20 per share.

Results of Operations – 2005 Compared to 2004

	Three months ended March 31
	2005	2004	Increase
Net sales	$2,654	$2,238	19%
Operating profit	325	256	27%
Operating margin	12.2%	11.4%
Net income	$187	$134	40%
Net income per Common Share assuming dilution	$1.19	$.85	40%

Sales for first quarter 2005 were up 19% compared to first quarter 2004 and were a record for Eaton. Sales growth consisted of 10% from acquisitions, 7% from organic growth, and 2% from higher foreign exchange rates. Organic growth of 7% was comprised of 6% growth in Eaton’s end markets and 1% from outgrowing end markets.

Operating profit in first quarter 2005 was a record for Eaton. The growth in operating profit in 2005 over first quarter 2004, was primarily due to sales growth, operating profit of Powerware in 2005, the benefits of restructuring actions taken in recent years to integrate acquired companies, and continued productivity improvements driven by EBS. These improved profits were partially offset by higher prices paid primarily for basic metals and $3 of increased restructuring charges in 2005 compared to 2004. Operating margins were reduced by .3% in both 2005 and 2004 due to restructuring charges. The operating results of each business segment are further discussed below, under “Results by Business Segment”.

In 2005, Eaton incurred restructuring charges related primarily to the integration of: Powerware, the electrical power systems business acquired in June 2004; the electrical division of Delta plc acquired in January 2003; and the Boston Weatherhead fluid power business acquired in November 2002. In 2004, Eaton incurred restructuring charges related primarily to the integration of the electrical division of Delta plc and the Boston Weatherhead fluid power business. A summary of these charges follows:

	Three months ended
	March 31
	2005	2004
Electrical	$5	$5
Fluid Power	4	1

Pretax charges	$9	$6

After-tax charges	$6	$4
Per Common Share	$.04	$.03

The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment.

Pretax income for first quarter 2005 was reduced by $14 ($9 after-tax, or $.06 per Common Share) compared to first quarter 2004 due to increased pension expense in 2005. This resulted from the declines during 2000 through 2002 in the market value of equity investments held by Eaton’s pension plans, coupled with the effect of the lowering of discount rates associated with pension liabilities at year-end 2004.

The effective income tax rate for first quarter 2005 was 21.0% compared to 22.5% in first quarter 2004.

Results by Business Segment

Electrical

	Three months ended March 31
	2005	2004	Increase
Net sales	$848	$611	39%
Operating profit	71	45	58%
Operating margin	8.4%	7.4%

Of the 39% sales growth in first quarter 2005 in the Electrical segment, 34% resulted from the acquisition of Powerware Corporation, the power systems business of Invensys plc, acquired on June 9, 2004. Powerware had sales of $207 for first quarter 2004. Eaton’s operating results include Powerware from the date of acquisition. Consequently, first quarter 2004 does not include any sales or operating profits of this business. End markets for the electrical business grew about 5% during first quarter 2005 compared to first quarter 2004. The residential markets remained very strong during the quarter, while growth in the nonresidential markets was modest.

The increase in operating profit in first quarter 2005 over first quarter 2004 was primarily due to higher sales, operating profit of Powerware in 2005, the benefits of restructuring actions to integrate acquired businesses, and continued productivity improvements, partially offset by higher prices paid primarily for basic metals. Restructuring charges in the first quarters of 2005 and 2004 were $5, reducing operating margins by .6% in 2005 and .8% in 2004. The restructuring charges in 2005 related primarily to the integration of Powerware and the electrical division of Delta plc acquired in January 2003. The restructuring charges in 2004 related primarily to the integration of Delta plc.

Fluid Power

	Three months ended March 31
			Increase
	2005	2004	(Decrease)
Net sales	$785	$768	2%
Operating profit	76	81	(6)%
Operating margin	9.7%	10.5%

Of the 2% sales growth in first quarter 2005 in the Fluid Power segment, almost all resulted from the acquisition of Walterscheid Rohrverbindungstechnik GmbH (Walterscheid) on September 1, 2004. Walterscheid, a manufacturer of hydraulic tube connectors and fittings primarily for the European market, had 2003 sales of $52. Eaton’s operating results include Walterscheid from the date of acquisition. Consequently, first quarter 2004 does not include any sales or operating profits of this business. Fluid Power markets grew 2% in first quarter 2005 compared to first quarter 2004, with global fluid power shipments up 10%, commercial aerospace up 7%, defense aerospace down 19%, and European automotive down 2%. The mobile and industrial hydraulics markets remained strong in first quarter 2005. Eaton expects continued growth in these markets throughout 2005. The commercial aerospace market grew slightly less than expected in first quarter 2005, while defense aerospace was much weaker than anticipated. Sales in the automotive fluid connector business declined in first quarter 2005, reflecting weaker auto markets and the ending of certain programs. The Company anticipates that sales in the automotive fluid connector business should begin to recover toward the end of 2005.

The decrease in operating profit in first quarter 2005 compared to first quarter 2004 was primarily due to the decline in sales in the automotive fluid connector business, higher prices paid primarily for basic metals, costs associated with transferring production to new facilities, and increased restructuring charges. Restructuring charges in 2005 were $4 compared to $1 in 2004, reducing operating margins by .5% in 2005 and .1% in 2004. The restructuring charges in both years related primarily to the integration of the Boston Weatherhead business acquired in late 2002.

On March 31, 2005, Eaton acquired the businesses of Winner Group Holdings Ltd. Winner is the largest producer of hydraulic hose fittings and adapters for the Chinese market. This business had 2004 sales of $26 and its results will be included from the date of acquisition.

Truck

	Three months ended March 31
	2005	2004	Increase
Net sales	$542	$381	42%
Operating profit	109	61	79%
Operating margin	20.1%	16.0%

The Truck segment posted record sales in first quarter 2005, with revenues up 42% compared to first quarter 2004. The growth in sales was attributable to end market growth, primarily NAFTA heavy-duty truck production, which increased 48% in 2005 over first quarter 2004. NAFTA medium-duty truck production also increased 10%, European truck production increased 8%, and Brazilian vehicle production increased 10% in 2005 compared to first quarter 2004. First quarter 2005 production of NAFTA heavy-duty trucks totaled 81,000 units, 4% more than in fourth quarter 2004. Orders for NAFTA heavy-duty trucks during first quarter 2005 averaged 30,000 units per month and the backlog at the end of March is estimated to be 190,000 units. Eaton estimates that the NAFTA heavy-duty truck market in 2005 is likely to total at least 310,000 units.

Operating profit and operating margin in first quarter 2005 were records. Increased operating profit in 2005 resulted from increased sales and continued productivity improvements, partially offset by higher prices paid primarily for basic metals.

On March 1, 2005, Eaton acquired Pigozzi, an agricultural transmission business located in Caxias do Sul, Brazil. The purchase strengthens Eaton’s position in the agricultural market, offering products and business opportunities for both the Truck and Fluid Power groups. The business had 2004 sales of $42 and its results are included from the date of acquisition.

Automotive

	Three months ended March 31
	2005	2004	Increase
Net sales	$479	$478	—
Operating profit	69	69	—
Operating margin	14.4%	14.4%

The Automotive segment posted sales and operating profit in first quarter 2005 that were even with first quarter 2004, despite a decline in end markets. Automotive production in NAFTA markets in 2005 declined 4% and in Europe declined 2% compared to first quarter 2004. Eaton expects that, for 2005 as a whole, both the NAFTA and European automotive markets will decline slightly. However, based on product wins for current and future platforms, the Company anticipates the Automotive segment will be able to achieve modest revenue growth in 2005.

Changes in Financial Condition During 2005

Total debt of $2,100 at March 31, 2005 increased $327 from $1,773 at the end of 2004, primarily due to a $279 increase in short-term commercial paper and the issuance of $75 of 5.45% Senior Debentures in January 2005. The increase in commercial paper resulted primarily from the repurchase of 3.63 million Common Shares during first quarter 2005 at a total cost of $250. This completed the plan announced on January 24, 2005 to repurchase $250 of shares to help offset dilution from shares issued during 2004 from the exercise of stock options. The net-debt-to-capital ratio was 33.2% at March 31 compared to 29.1% at year-end 2004, reflecting the combined effect of the $327 increase in total debt and reduced Shareholders’ equity resulting from the repurchase of $250 of Common Shares.

Net working capital of $878 at March 31, 2005 decreased slightly by $42 from $920 at year-end 2004. The decrease in net working capital was primarily due to short-term debt, which rose $279 as discussed above. This was partially offset by increased accounts receivable in 2005 due to higher sales and increased inventories to support higher sales in 2005 and guard against metals and other materials shortages. The current ratio was 1.3 at March 31 and 1.4 at the end of 2004.

During first quarter 2005, cash generated from operating activities was $93 compared to $27 in first quarter 2004. The increase in cash generated by operating activities was primarily due to the absence of the $75 contribution to Eaton’s United States qualified pension plans made in first quarter 2004 and higher net income in 2005, offset by increased working capital requirements as described above.

On January 28, 2005, Eaton issued $75 of 5.45% Senior Debentures, which mature in 2034. This transaction brings the total amount of outstanding 5.45% Senior Debentures due in 2034 to $150 and will form a single series with the $75 of 5.45% Senior Debentures due in 2034 issued on October 21, 2004. The Company used the proceeds for general corporate purposes.

In March 2005, Eaton entered into a new $700 long-term revolving credit facility, which will expire in March 2010. Eaton has long-term revolving credit facilities of $1,000, of which $300 expires in May 2008 and the remaining $700 in March 2010.

On April 18, 2005, Eaton announced that its Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. Since that date, the Company has repurchased $200 of its shares. The remainder of the shares will be repurchased over time, depending on market conditions, share price, capital levels and other considerations. This program replaces the remaining authority under the Company’s past share repurchase programs.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements concerning the second quarter 2005 and full year 2005 net income per share, sales recovery in the Automotive segment, Common Share repurchases, and Eaton’s worldwide markets. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; acquisitions and divestitures; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, of Eaton’s 2004 Annual Report on Form 10-K. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s 2004 Annual Report on Form 10-K referenced above.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman and Chief Executive Officer and Richard H. Fearon — Executive Vice President — Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Eaton’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During first quarter 2005, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer’s Purchases of Equity Securities

During first quarter 2005, Eaton repurchased 3.63 million Common Shares at a total cost of $250. This completed the plan announced on January 24, 2005 to repurchase $250 of shares to help offset dilution from shares issued during 2004 from the exercise of stock options. No repurchase plans or programs expired or were terminated during the quarter. A summary of the plan activity follows:

			Total
			number of
			shares
			purchased
			as part of	Maximum number (or
	Total		publicly	approximate dollar value)
	number of	Average	announced	of shares that may yet be
	shares	price paid	plans or	purchased under the plans
Month	purchased	per share	programs	or programs (1)
January 2005	675,000	$66.97	675,000	$ 372
February 2005	2,164,000	68.84	2,164,000	223
March 2005	795,880	70.36	795,880	167

Total	3,634,880	$68.82	3,634,880

(1) At January 1, 2005, Eaton had authorization under previously announced programs to repurchase $417 of Common Shares. The plan announced on January 24, 2005, as described above, was completed during the quarter and no further repurchase plans were announced during the quarter. On April 18, 2005, Eaton announced that its Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. Since that date, the Company has repurchased $200 of its shares. The remainder of the shares will be repurchased over time, depending on market conditions, share price, capital levels and other considerations. This program replaces the remaining authority of $167 under the Company’s past share repurchase programs. Purchases made under this program during the second quarter of 2005 will be reported in the Company’s next Quarterly Report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

At Eaton’s Annual Meeting of Shareholders on April 27, 2005, the shareholders re-elected four directors and ratified the appointment of the accounting firm of Ernst & Young as the Company’s independent auditors for 2005. Results of voting in connection with each issue were as follows:

Voting on Directors	For	Withheld	Total
Ned C. Lautenbach	131,616,889	2,143,546	133,760,435
John R. Miller	130,473,069	3,287,366	133,760,435
Gregory R. Page	132,261,419	1,499,016	133,760,435
Victor A. Pelson	130,481,487	3,278,948	133,760,435

Ratification of Ernst & Young LLP as Independent Auditors
For	129,297,245
Against	3,416,355
Abstain	1,046,835

Total	133,760,435

Item 6. Exhibits

Exhibits — See Exhibit Index attached.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eaton Corporation

Registrant

Date: May 9, 2005	/s/ Richard H. Fearon

Richard H. Fearon
Executive Vice President -
Chief Financial and Planning Officer

Eaton Corporation
First Quarter 2005 Report on Form 10-Q
Exhibit Index

3 (i)	Amended Articles of Incorporation (amended and restated as of April 27, 1994) – Incorporated by reference to the Form 10-K for the year ended December 31, 2002

3 (ii)	Amended Regulations (amended and restated as of April 26, 2000) – Incorporated by reference to the Form 10-Q for the six months ended June 30, 2000

4	Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302)

31.2	Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302)

32.1	Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906)

32.2	Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906)