Form 10-Q
period 2005-06-30
EATON CORP
filed 2005-08-03
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
Commission file number 1-1396
EATON CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0196300

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

Eaton Center
Cleveland, Ohio	44114-2584

(Address of principal executive offices)	(Zip code)
(216) 523-5000

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑
There were 147.4 million Common Shares outstanding as of June 30, 2005.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signature
Eaton Corporation Second Quarter 2005 Report on Form 10-Q Exhibit Index
EX-12 Ratio of Earnings to Fixed Charges
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Eaton Corporation
Statements of Consolidated Income

	Three months ended		Six months ended
	June 30		June 30
(Millions except for per share data)	2005	2004	2005	2004

Net sales	$2,834	$2,403	$5,488	$4,641

Cost of products sold	2,039	1,726	3,952	3,347
Selling & administrative expense	446	389	865	750
Research & development expense	69	64	138	124
Interest expense—net	22	19	44	38
Other (income) expense—net	(9)	2	(14)	6

Income before income taxes	267	203	503	376
Income taxes	58	42	107	81

Net income	$209	$161	$396	$295

Net income per Common Share assuming dilution	$1.37	$1.03	$2.55	$1.88
Average number of Common Shares outstanding assuming dilution	153.4	156.2	155.2	156.8

Net income per Common Share basic	$1.40	$1.06	$2.62	$1.93
Average number of Common Shares outstanding basic	149.8	152.1	151.4	152.7

Cash dividends paid per Common Share	$.31	$.27	$.62	$.54
See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Millions)	2005	2004

Assets
Current assets
Cash	$130	$85
Short-term investments	315	211
Accounts receivable	1,759	1,612
Inventories	1,031	966
Deferred income taxes & other current assets	328	308

	3,563	3,182

Property, plant & equipment—net	2,075	2,147
Goodwill	2,543	2,433
Other intangible assets	642	644
Deferred income taxes & other assets	684	669

	$9,507	$9,075

Liabilities & Shareholders’ Equity
Current liabilities
Short-term debt, primarily commercial paper	$202	$13
Current portion of long-term debt	70	26
Accounts payable	768	776
Accrued compensation	212	270
Accrued income & other taxes	300	283
Other current liabilities	1,025	894

	2,577	2,262

Long-term debt	1,941	1,734
Postretirement benefits other than pensions	608	617
Pensions & other liabilities	892	856
Shareholders’ equity	3,489	3,606

	$9,507	$9,075

See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

	Six months ended
	June 30
(Millions)	2005	2004

Net cash provided by operating activities
Net income	$396	$295
Adjustments to reconcile to net cash provided by operating activities
Depreciation & amortization	199	198
Changes in working capital, excluding acquisitions of businesses	(230)	(146)
Contribution to United States qualified pension plan	—	(75)
Other—net	50	85

	415	357

Net cash used in investing activities
Expenditures for property, plant & equipment	(144)	(130)
Acquisitions of businesses, less cash acquired	(80)	(550)
(Purchases) sales of short-term investments—net	(106)	603
Other—net	5	7

	(325)	(70)

Net cash used in financing activities
Borrowings with original maturities of more than three months
Proceeds	275	—
Payments	(6)	(7)
Borrowings with original maturities of less than three months—net, primarily commercial paper	195	(7)
Cash dividends paid	(93)	(82)
Proceeds from exercise of employee stock options	34	84
Purchase of Common Shares	(450)	(250)

	(45)	(262)

Total increase in cash	45	25
Cash at beginning of period	85	61

Cash at end of period	$130	$86

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
Acquisitions of Businesses
In first half 2005, Eaton acquired certain businesses in separate transactions for a combined net cash purchase price of $80. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition.
On June 30, 2005, Eaton acquired Mexican automotive lifter manufacturer Morestana S.A. de C.V. Morestana produces hydraulic lifters for automotive engine manufacturers and the automotive aftermarket. This business had 2004 sales of $13 and is included in the Automotive segment.
On March 31, 2005, Eaton acquired the businesses of Winner Group Holdings Ltd. Winner is the largest producer of hydraulic hose fittings and adapters for the Chinese market. This business had 2004 sales of $26 and is included in the Fluid Power segment.
On March 1, 2005, Eaton acquired Pigozzi S.A. Engrenagens e Transmissões, an agricultural transmission business located in Brazil. The business had 2004 sales of $42 and is included in the Truck segment.
On June 9, 2004, Eaton acquired Powerware Corporation, the power systems business of Invensys plc for $560 of cash, less cash acquired of $27. Powerware had sales of $775 for the year ended March 31, 2004. Eaton’s operating results include Powerware beginning June 9, 2004. This business is included in the Electrical segment.
Powerware’s assets and liabilities were recorded at estimated fair values as determined by Eaton’s management. The allocation of the purchase price for this acquisition was finalized in second quarter 2005 and is summarized below:

Current assets	$300
Property, plant & equipment	38
Goodwill	424
Other intangible assets	96
Other assets	46

Total assets acquired	904
Total liabilities assumed	371

Net assets acquired	$533

Other intangible assets of $96 included $25 related to trademarks that are not subject to amortization. The remaining $71 was assigned to patents and other intangible assets that have a weighted-average useful life of 8 years. Goodwill of $424 relates to the Electrical segment, substantially all of which is non-deductible for income tax purposes.
Unaudited pro forma results of operations for second quarter and first half 2004, as if Eaton and Powerware had been combined as of the beginning of the respective periods, follow. The pro forma results include estimates and assumptions, which Eaton’s management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of Powerware, and, accordingly, are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Three months ended	Six months ended
Pro forma results of operations	June 30, 2004	June 30, 2004
Net sales	$2,532	$4,977
Net income	149	283
Net income per Common Share
Assuming dilution	$.95	$1.81
Basic	$.98	$1.85
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

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Electrical	$7	$7	$12	$12
Fluid Power	1	1	5	2

Pretax charges	$8	$8	$17	$14

After-tax charges	$5	$5	$11	$9
Per Common Share	$.03	$.03	$.07	$.06
The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment.
Utilization of restructuring charges follows:

Plant
consolidation &
other
Balance remaining at December 31, 2004	$3
2005 charges	17
Utilized in 2005	(18)

Balance remaining at June 30, 2005	$2

Retirement Benefit Plans
Pretax income for second quarter 2005 was reduced by $12 ($8 after-tax, or $.05 per Common Share) compared to second quarter 2004 due to increased pension expense in 2005. This resulted from the declines during 2000 through 2002 in the market value of equity investments held by Eaton’s pension plans, coupled with the effect of the lowering of discount rates associated with pension liabilities at year-end 2004. Pretax income for first half 2005 was similarly reduced by $26 ($17 after-tax, or $.11 per Common Share) compared to first half 2004.

The components of benefit costs follow:

	Three months ended June 30
			Other postretirement
	Pension benefits		benefits
	2005	2004	2005	2004
Service cost	$32	$29	$4	$4
Interest cost	36	34	12	13
Expected return on plan assets	(42)	(45)	—	—
Other	12	7	3	2

	38	25	19	19
Settlement loss	10	11	—	—

	$48	$36	$19	$19

	Six months ended June 30
			Other postretirement
	Pension benefits		benefits
	2005	2004	2005	2004
Service cost	$61	$53	$8	$8
Interest cost	71	68	24	26
Expected return on plan assets	(83)	(90)	—	—
Other	24	14	6	4

	73	45	38	38
Settlement loss	16	18	—	—

	$89	$63	$38	$38

In July 2005, Eaton made a voluntary contribution of $50 to its United States qualified pension plan.
Income Taxes
The effective income tax rates for second quarter and first half 2005 were 21.5% and 21.3%, respectively, compared to 20.6% and 21.5% for the same periods in 2004.
On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in 2005. Eaton has not fully evaluated the effects of the repatriation provision and, therefore, has not determined if the Act will materially change its foreign earnings reinvestment plan. A full evaluation of the plan will be completed during 2005.
Repurchase of Common Shares
On April 18, 2005, Eaton’s Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. In the second quarter, 3.38 million shares were repurchased at a total cost of $200. The remainder of the shares will be repurchased over time, depending on market conditions, share price, capital levels and other considerations. This program replaces the remaining authority under the Company’s past share repurchase programs.
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

Net Income per Common Share
A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net income	$209	$161	$396	$295

Average number of Common Shares outstanding assuming dilution	153.4	156.2	155.2	156.8
Less dilutive effect of stock options	3.6	4.1	3.8	4.1

Average number of Common Shares outstanding basic	149.8	152.1	151.4	152.7

Net income per Common Share assuming dilution	$1.37	$1.03	$2.55	$1.88
Net income per Common Share basic	$1.40	$1.06	$2.62	$1.93
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
Eaton has adopted the disclosure-only provisions of SFAS No. 123. If the Company recognized compensation expense for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net income
As reported	$209	$161	$396	$295
Stock-based compensation expense, net of income taxes	(4)	(4)	(8)	(7)

Assuming fair-value-based method	$205	$157	$388	$288

Net income per Common Share assuming dilution
As reported	$1.37	$1.03	$2.55	$1.88
Stock-based compensation expense, net of income taxes	(.03)	(.02)	(.05)	(.04)

Assuming fair-value-based method	$1.34	$1.01	$2.50	$1.84

Net income per Common Share basic
As reported	$1.40	$1.06	$2.62	$1.93
Stock-based compensation expense, net of income taxes	(.03)	(.02)	(.05)	(.04)

Assuming fair-value-based method	$1.37	$1.04	$2.57	$1.89

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R). This Statement eliminates the alternative of using the intrinsic-value-based method of accounting for stock options that was provided in SFAS No. 123. The Statement requires entities to recognize the expense of employee and director services received in exchange for stock options, based on the grant date fair value of those awards, with limited exceptions. That expense will be recognized over the period the employee or director is required to provide service in exchange for the award.
On April 14, 2005, the Securities and Exchange Commission (SEC) published a rule that has the effect of allowing companies with fiscal years ending December 31 to delay the quarter in which they begin to expense stock options to first quarter 2006 from third quarter 2005. Eaton plans to expense stock options beginning in first quarter 2006.

Comprehensive Income
Comprehensive income is as follows:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net income	$209	$161	$396	$295
Foreign currency translation	(18)	(22)	(41)	(19)
Other	4	1	8	(1)

Comprehensive income	$195	$140	$363	$275

Inventories
The components of inventories follow:

	June 30,	December 31,
	2005	2004
Raw materials	$426	$ 398
Work-in-process & finished goods	667	618

Inventories at FIFO	1,093	1,016
Excess of FIFO over LIFO cost	(62)	(50)

	$1,031	$ 966

Business Segment Information

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004

Net sales
Electrical	$924	$697	$1,772	$1,308
Fluid Power	842	792	1,627	1,560
Truck	596	436	1,138	817
Automotive	472	478	951	956

	$2,834	$2,403	$5,488	$4,641

Operating profit
Electrical	$87	$57	$158	$102
Fluid Power	94	91	170	172
Truck	120	78	229	139
Automotive	67	65	136	134

	368	291	693	547
Corporate
Amortization of intangible assets	(7)	(5)	(14)	(11)
Interest expense—net	(22)	(19)	(44)	(38)
Minority interest	(1)	(1)	(2)	(4)
Pension & other postretirement benefit expense	(32)	(22)	(60)	(40)
Other corporate expense—net	(39)	(41)	(70)	(78)

Income before income taxes	267	203	503	376
Income taxes	58	42	107	81

Net income	$209	$161	$396	$295

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations
Dollars in millions, except for per share data (per share data assume dilution)
Overview of the Company
Eaton is a diversified industrial manufacturer with 2004 sales of $9.8 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The principal markets for the Electrical segment are industrial, construction, commercial, automotive and government customers. The principal markets for the Fluid Power, Truck and Automotive segments are original equipment manufacturers and after-market customers of off-highway agricultural and construction vehicles, industrial equipment, passenger cars, heavy-, medium-, and light-duty trucks, and customers involved with aerospace products and systems. The Company had 56,000 employees at the end of second quarter 2005 and sells products to customers in more than 125 countries.
Highlights of Results for 2005
Eaton’s operating results for the second quarter and first half of 2005 and 2004 are summarized as follows:

	Three months ended June 30			Six months ended June 30
	2005	2004	Increase	2005	2004	Increase
Net sales	$2,834	$2,403	18%	$5,488	$4,641	18%
Operating profit	368	291	26%	693	547	27%
Operating margin	13.0%	12.1%		12.6%	11.8%
Net income	$209	$161	30%	$396	$295	34%
Net income per Common Share assuming dilution	$1.37	$1.03	33%	$2.55	$1.88	36%
Sales in second quarter 2005 were up 18% compared to second quarter 2004 and were a quarterly record for Eaton. Sales growth in the quarter consisted of 9% from organic growth, 7% from acquisitions, and 2% from exchange rates. Organic growth of 9% was comprised of 7% growth in Eaton’s end markets and 2% from outgrowing end markets. Sales in first half 2005 were also a first half record for Eaton and the 18% increase over first half 2004 was primarily attributable to the same factors as in second quarter 2005.
Operating profit in second quarter 2005 rose 26% over second quarter 2004, and was a quarterly record for Eaton. The growth in operating profit was primarily due to sales growth, operating profit of Powerware included for all of 2005, the benefits of restructuring actions taken in recent years to integrate acquired businesses, and continued productivity improvements driven by the Eaton Business System (EBS). Operating profit in first half 2005 was a first half record for Eaton and the 27% increase over first half 2004 was primarily attributable to the same factors as second quarter 2005.
Net income increased 30% in second quarter 2005, and 34% in first half 2005, over comparable periods in 2004. These improved results were primarily due to increased sales, operating profit of Powerware included for all of 2005, the benefits of restructuring actions taken in recent years, and continued productivity improvements driven by EBS. These increases in net income in 2005 were partially offset by higher costs for pensions in 2005. Net income per Common Share assuming dilution increased 33% in second quarter 2005 and 36% in first half 2005 over comparable periods in 2004 primarily attributable to the same factors described above. These increases also reflected lower average shares outstanding for periods in 2005 compared to 2004 due to the repurchase of 3.38 million shares in second quarter 2005 and 3.63 million shares in first quarter 2005, for a total cost of $450.
On June 30, 2005, Eaton acquired Mexican automotive lifter manufacturer Morestana S.A. de C.V. Morestana produces hydraulic lifters for automotive engine manufacturers and the automotive aftermarket. This business had 2004 sales of $13 and is included in the Automotive segment from the date of acquisition.
On March 31, 2005, Eaton acquired the businesses of Winner Group Holdings Ltd. Winner is the largest producer of hydraulic hose fittings and adapters for the Chinese market. This business had 2004 sales of $26 and is included in the Fluid Power segment from the date of acquisition.
On March 1, 2005, Eaton acquired Pigozzi S.A. Engrenagens e Transmissões (Pigozzi), an agricultural transmission business located in Brazil. The business had 2004 sales of $42 and is included in the Truck segment from the date of acquisition.

Total debt of $2,213 at June 30, 2005 increased $440 from $1,773 at the end of 2004, primarily due to the issuance of $275 of long-term notes and debentures, as described below in “Changes in Financial Condition During 2005”, and a $190 increase in short-term commercial paper. The proceeds of these debt issues were used primarily to finance the repurchase of 7.01 million Common Shares during first half 2005 at a total cost of $450. The net-debt-to-capital ratio was 33.6% at June 30 compared to 29.1% at year-end 2004, reflecting the combined effect of the $440 increase in total debt and reduced Shareholders’ equity resulting from the repurchase of $450 of Common Shares.
During first half 2005, cash generated from operating activities was $415 compared to $357 in first half 2004. The increase in cash generated by operating activities in 2005 was primarily due to higher net income in 2005 and the absence of a contribution to Eaton’s United States qualified pension plan of $75 made in first quarter 2004. These increases in cash were offset by increased working capital requirements in 2005.
On April 18, 2005, Eaton’s Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. In the second quarter, 3.38 million shares were repurchased at a total cost of $200. The remainder of the shares will be repurchased over time, depending on market conditions, share price, capital levels and other considerations. This program replaces the remaining authority under the Company’s past share repurchase programs.
During first quarter 2005, Eaton repurchased 3.63 million Common Shares at a total cost of $250. This completed the plan announced on January 24, 2005 to repurchase $250 of shares to help offset dilution from shares issued during 2004 from the exercise of stock options.
In July 2005, Eaton made a voluntary contribution of $50 to its United States qualified pension plan.
As of mid-July, Eaton anticipates growth of 4 to 5% for its end markets in 2005. Growth in nonresidential electrical markets in the United States is starting to accelerate, while the growth in the hydraulics markets has slowed. Eaton anticipates net income per Common Share for third quarter 2005 to be between $1.20 and $1.30, after restructuring charges of $.05 per share. The Company has increased its full-year 2005 guidance for net income per share by $.10 to between $5.00 to $5.20 per share, after restructuring charges of $.20 per share.
Results of Operations — 2005 Compared to 2004

	Three months ended June 30			Six months ended June 30
	2005	2004	Increase	2005	2004	Increase
Net sales	$2,834	$2,403	18%	$5,488	$4,641	18%
Operating profit	368	291	26%	693	547	27%
Operating margin	13.0%	12.1%		12.6%	11.8%
Net income	$209	$161	30%	$396	$295	34%
Net income per Common Share assuming dilution	$1.37	$1.03	33%	$2.55	$1.88	36%
Sales for second quarter and first half 2005 were up 18% over comparable periods in 2004. Sales growth in the quarter consisted of 9% from organic growth, 7% from acquisitions, and 2% from exchange rates. Organic growth of 9% was comprised of 7% growth in Eaton’s end markets and 2% from outgrowing end markets. Sales growth of 18% in first half 2005 over first half 2004 consisted of 8% from organic growth, 8% from acquisitions, and 2% from exchange rates.
The growth in operating profit in second quarter 2005 of 26%, and first half 2005 of 27%, over comparable periods in 2004 was primarily due to sales growth, operating profit of Powerware included for all of 2005, the benefits of restructuring actions taken in recent years to integrate acquired companies, and continued productivity improvements driven by EBS. These improved profits were partially offset by $3 of increased restructuring charges in first half 2005 compared to first half 2004. Operating margins were reduced by 0.3% in the second quarter and first half of both 2005 and 2004 due to restructuring charges. The operating results of each business segment are further discussed below, under “Results by Business Segment”.
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

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Electrical	$7	$7	$12	$12
Fluid Power	1	1	5	2

Pretax charges	$8	$8	$17	$14

After-tax charges	$5	$5	$11	$9
Per Common Share	$.03	$.03	$.07	$.06
The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment.
Pretax income for second quarter 2005 was reduced by $12 ($8 after-tax, or $.05 per Common Share) compared to second quarter 2004 due to increased pension expense in 2005. This resulted from the declines during 2000 through 2002 in the market value of equity investments held by Eaton’s pension plans, coupled with the effect of the lowering of discount rates associated with pension liabilities at year-end 2004. Pretax income for first half 2005 was reduced by $26 ($17 after-tax, or $.11 per Common Share) compared to first half 2004.
The effective income tax rates for second quarter and first half 2005 were 21.5% and 21.3%, respectively, compared to 20.6% and 21.5% for the same periods in 2004.
Results by Business Segment
Electrical

	Three months ended June 30			Six months ended June 30
	2005	2004	Increase	2005	2004	Increase
Net sales	$924	$697	33%	$1,772	$1,308	35%
Operating profit	87	57	53%	158	102	55%
Operating margin	9.4%	8.2%		8.9%	7.8%
Sales in second quarter 2005 grew 33% compared to second quarter 2004. Of the 33% sales growth, 22% resulted from the acquisition of Powerware Corporation, the power systems business of Invensys plc, acquired on June 9, 2004. Eaton’s operating results include Powerware from the date of acquisition. The remaining 11% sales growth in the second quarter of 2005 was partially a result of end markets growing for the electrical business by about 5% during second quarter 2005 compared to second quarter 2004. The Company expects end market growth in second half 2005 to be between 5 and 6%. Sales growth of 35% in first half 2005 was primarily attributable to the same factors as in second quarter 2005.
Operating profit in second quarter 2005 grew 53%, and in first half 2005 rose 55%, over comparable periods in 2004. The increase in operating profit was primarily due to higher sales, operating profit of Powerware included for all of 2005, and continued productivity improvements. Restructuring charges in both the second quarters 2005 and 2004 were $7, reducing operating margins by 0.8% in 2005 and 1.0% in 2004. For both first half 2005 and 2004, restructuring charges were $12, reducing operating margins by 0.7% in 2005 and 0.9% in 2004. The restructuring charges in 2005 related primarily to the integration of Powerware and the electrical division of Delta plc acquired in January 2003. The restructuring charges in 2004 related primarily to the integration of Delta plc.
On June 17, 2005, Eaton announced that it had signed an agreement to form a joint venture with ZhongShan MingYang Electrical Appliances Co., Ltd. to manufacture and market switchgear components in southern China. Eaton will have 51% ownership of the joint venture, which will be called Eaton Electrical (ZhongShan) Co., Ltd. The joint venture is expected to receive Chinese government approval in the next few months.
Fluid Power

	Three months ended June 30			Six months ended June 30
						Increase
	2005	2004	Increase	2005	2004	(Decrease)
Net sales	$842	$792	6%	$1,627	$1,560	4%
Operating profit	94	91	3%	170	172	(1)%
Operating margin	11.2%	11.5%		10.4%	11.0%

Sales in second quarter 2005 grew 6% compared to second quarter 2004. Fluid Power’s markets grew 3% in second quarter 2005 compared to second quarter 2004, with global fluid power industry shipments up an estimated 5%, commercial aerospace markets up 7%, defense aerospace markets flat, and European automotive production down 1%. Growth in the mobile and industrial hydraulics markets slowed during the first half of 2005. The commercial aerospace market is starting to accelerate, while defense aerospace is likely to be flat for 2005. An additional 3% of sales growth was contributed by the acquisitions of Walterscheid Rohrverbindungstechnik GmbH (Walterscheid) on September 1, 2004 and Winner Group Holdings Ltd. on March 31, 2005, as described below. Sales growth of 4% in first half 2005 was primarily attributable to the same factors as in second quarter 2005.
Operating profit in second quarter 2005 increased 3% compared to second quarter 2004. The increase was primarily due to higher sales, the benefits of restructuring actions to integrate acquired businesses, and continued productivity improvements. The 1% decrease in operating profit in first half 2005 compared to first half 2004 was primarily due to the decline in sales in the automotive fluid connector business, costs associated with transferring production to new facilities, and increased restructuring charges in 2005. Restructuring charges in both the second quarters 2005 and 2004 were $1, reducing operating margins by 0.1% in both 2005 and 2004. For first half 2005, restructuring charges were $5 compared to $2 in first half 2004, reducing operating margins by 0.3% in 2005 compared to 0.1% in 2004. The restructuring charges in both years related primarily to the integration of the Boston Weatherhead business acquired in late 2002.
On July 8, 2005, Eaton announced that it had reached an agreement with Hayward Industries, Inc. to purchase its industrial filtration business. The transaction is expected to close in the third quarter of 2005. Hayward Filtration produces filtration systems for customers worldwide. Hayward’s industrial filtration business had sales of about $100 over the last 12 months, and employs about 530 people worldwide. It is headquartered in Elizabeth, N.J., and operates five manufacturing facilities in the United States, Belgium, Germany, China and Brazil.
On March 31, 2005, Eaton acquired the businesses of Winner Group Holdings Ltd. Winner is the largest producer of hydraulic hose fittings and adapters for the Chinese market. This business had 2004 sales of $26. On September 1, 2004, Eaton acquired Walterscheid, a manufacturer of hydraulic tube connectors and fittings primarily for the European market, which had 2003 sales of $52. Eaton’s operating results include these businesses from the date of acquisition. Consequently, second quarter 2004 does not include any sales or operating profits of these businesses.
During second quarter 2005, the Fluid Power segment won several multi-year contracts for the Boeing 787 and the Airbus A400. The new contracts for the 787 are expected to generate total revenues of $194, and the new contracts for the A400 are expected to generate total revenues of $27. In addition, Fluid Power was pre-selected for five subsystems on the very light jet program of Embraer, pending final contract approval.
Truck

	Three months ended June 30			Six months ended June 30
	2005	2004	Increase	2005	2004	Increase
Net sales	$596	$436	37%	$1,138	$817	39%
Operating profit	120	78	54%	229	139	65%
Operating margin	20.1%	17.9%		20.1%	17.0%
The Truck segment posted a 37% increase in sales in second quarter 2005 compared to second quarter 2004. NAFTA heavy-duty truck production increased 39% in second quarter 2005 over second quarter 2004. NAFTA medium-duty truck production also increased 11%, European truck production increased 10%, and Brazilian vehicle production increased 13% in second quarter 2005 compared to second quarter 2004. Second quarter 2005 production of NAFTA heavy-duty trucks totaled 88,000 units, 11% more than in first quarter 2005. Eaton estimates that the NAFTA heavy-duty truck market in 2005 is likely to total from 310,000 units to 320,000 units. The 39% increase in sales for first half 2005 was primarily attributable to the same factors as in second quarter 2005.
Operating profit in second quarter 2005 grew 54%, and in first half 2005 grew 65%, over comparable periods in 2004. The increase in operating profit and operating margin for periods in 2005 over 2004 resulted from increased sales and continued productivity improvements.
On March 1, 2005, Eaton acquired Pigozzi, an agricultural transmission business located in Brazil. The business had 2004 sales of $42 and its results are included from the date of acquisition.
During second quarter 2005, Eaton was awarded a contract to supply medium-duty transmissions to Hyundai for the Korean market. The Company anticipates annual sales of $20, with production starting in 2007.

Automotive

	Three months ended June 30			Six months ended June 30
			Increase			Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Net sales	$472	$478	(1)%	$951	$956	(1)%
Operating profit	67	65	3%	136	134	1%
Operating margin	14.2%	13.6%		14.3%	14.0%
The Automotive segment posted sales in second quarter 2005 that were 1% lower than second quarter 2004. Automotive production in both NAFTA and Europe was down 1% compared to the second quarter of 2004. Eaton expects that for 2005 as a whole, the markets in NAFTA and Europe will be down approximately 2%.
The increase in operating profit in second quarter and first half 2005 over comparable periods in 2004 was primarily due to continued productivity improvements, partially offset by lower sales for periods in 2005.
On July 15, 2005, Eaton announced that it had reached an agreement to purchase Tractech Holdings, Inc., a Michigan-based global manufacturer of specialized differentials and clutch components for the commercial vehicle markets. The transaction is expected to close by the end of August. Tractech had 2004 sales of $43.
On June 30, 2005, Eaton acquired Mexican automotive lifter manufacturer Morestana S.A. de C.V. Morestana produces hydraulic lifters for automotive engine manufacturers and the automotive aftermarket. This business had 2004 sales of $13 and its results are included from the date of acquisition.
Changes in Financial Condition During 2005
Total debt of $2,213 at June 30, 2005 increased $440 from $1,773 at the end of 2004, primarily due to the issuance of $275 of long-term notes and debentures, as described below, and a $190 increase in short-term commercial paper. The proceeds of these debt issues were used primarily to finance the repurchase of 7.01 million Common Shares during first half 2005 at a total cost of $450. The net-debt-to-capital ratio was 33.6% at June 30 compared to 29.1% at year-end 2004, reflecting the combined effect of the $440 increase in total debt and reduced Shareholders’ equity resulting from the repurchase of $450 of Common Shares.
Net working capital of $986 at June 30, 2005 increased by $66 from $920 at year-end 2004. The increase in net working capital was primarily due to cash and short-term investments, which rose $149 in the first half 2005 to $445, primarily a result of $415 of cash flow from operating activities in first half 2005. Accounts receivable rose $147 in first half 2005 due to higher sales in 2005. Inventories increased $65 in 2005 to support higher sales in 2005 and to avoid shortages of key materials. These increases were partially offset by increased short-term debt, as discussed above. The current ratio was 1.4 at both June 30, 2005 and the end of 2004.
During first half 2005, cash generated from operating activities was $415 compared to $357 in first half 2004. The increase was primarily due to higher net income in 2005 and the absence of a contribution to Eaton’s United States qualified pension plan of $75 made in first quarter 2004, offset by increased working capital requirements in 2005.
On June 14, 2005, Standard & Poor’s raised the Company’s corporate credit rating to “A” from “A-minus” and its commercial paper rating to “A-1” from “A-2”, stating improved operating performance at Eaton will result in stronger cash flows. S&P rates the outlook of the Company as stable. S&P said Eaton has reduced exposure to the competitive automotive supplier market with divestitures and acquisitions and now has a more balanced revenue base.
In June 2005, Eaton issued $100 of 5.25% Notes which will mature in 2035 and $100 of 4.65% Notes which mature in 2015. The Company used the proceeds to refinance its short-term debt and commercial paper. On January 28, 2005, Eaton issued $75 of 5.45% Senior Debentures, which will mature in 2034. This transaction brings the total amount of outstanding 5.45% Senior Debentures due in 2034 to $150 and will form a single series with the $75 of 5.45% Senior Debentures due in 2034 issued on October 21, 2004.
On April 18, 2005, Eaton’s Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. In the second quarter, 3.38 million shares were repurchased at a total cost of $200. The remainder of the shares will be repurchased over time, depending on market conditions, share price, capital levels and other considerations. This program replaces the remaining authority under the Company’s past share repurchase programs.

During first quarter 2005, Eaton repurchased 3.63 million Common Shares at a total cost of $250. This completed the plan announced on January 24, 2005 to repurchase $250 of shares to help offset dilution from shares issued during 2004 from the exercise of stock options.
In March 2005, Eaton entered into a new $700 long-term revolving credit facility, which will expire in March 2010. Eaton has long-term revolving credit facilities of $1,000, of which $300 will expire in May 2008 and the remaining $700 in March 2010.
In July 2005, Eaton made a voluntary contribution of $50 to its United States qualified pension plan.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements concerning the third quarter 2005 and full year 2005 net income per share, Eaton’s worldwide markets, expected revenue from newly awarded contracts and the completion of pending acquisitions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; acquisitions and divestitures; unanticipated difficulties integrating recent acquisitions or closing pending acquisitions; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
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
Item 4. Controls and Procedures
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman and Chief Executive Officer and Richard H. Fearon — Executive Vice President — Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Eaton’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.
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
During second quarter 2005, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer’s Purchases of Equity Securities
On April 18, 2005, Eaton’s Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. In the second quarter, 3.38 million shares were repurchased at a total cost of $200. The remainder of the shares will be repurchased over time, depending on market conditions, share price, capital levels and other considerations. This program replaced the remaining authority of $167 under the Company’s past share repurchase programs. A summary of the plan activity follows:

			Total number
			of shares
			purchased
			as part of	Maximum number (or
	Total		publicly	approximate dollar value) of
	number of	Average	announced	shares that may yet be
	shares	price paid	plans or	purchased under the plans or
Month	purchased	per share	programs	programs
April 2005	2,228,500	$59.33	2,228,500	7,771,500
May 2005	1,151,400	59.00	1,151,400	6,620,100
June 2005	—	—	—	6,620,100

Total	3,379,900	$59.22	3,379,900

Item 6. Exhibits
Exhibits — See Exhibit Index attached.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION
Registrant
Date: August 3, 2005	/s/ Richard H. Fearon
Richard H. Fearon
Executive Vice President — Chief Financial and Planning Officer

Eaton Corporation
Second Quarter 2005 Report on Form 10-Q
Exhibit Index

3 (i)	Amended Articles of Incorporation (amended and restated as of April 27, 1994) — Incorporated by reference to the Form 10-K for the year ended December 31, 2002

3 (ii)	Amended Regulations (amended and restated as of April 26, 2000) — Incorporated by reference to the Form 10-Q for the six months ended June 30, 2000

4	Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302)

31.2	Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302)

32.1	Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906)

32.2	Certification of Form 10-Q (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906)