Form 10-Q
period 2005-09-30
EATON CORP
filed 2005-10-27
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
Commission file number 1-1396
EATON CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0196300

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Eaton Center Cleveland, Ohio	44114-2584

(Address of principal executive offices)	(Zip code)
(216) 523-5000

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 148.0 million Common Shares outstanding as of September 30, 2005.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Eaton Corporation
Statements of Consolidated Income

	Three months ended		Nine months ended
	September 30		September 30
(Millions except for per share data)	2005	2004	2005	2004

Net sales	$2,789	$2,543	$8,277	$7,184

Cost of products sold	2,001	1,836	5,953	5,183
Selling & administrative expense	439	406	1,304	1,156
Research & development expense	75	72	213	196
Interest expense—net	24	20	68	58
Other (income) expense—net	1	(2)	(13)	4

Income before income taxes	249	211	752	587
Income taxes	50	41	157	122

Net income	$199	$170	$595	$465

Net income per Common Share assuming dilution	$1.30	$1.09	$3.85	$2.97
Average number of Common Shares outstanding assuming dilution	152.4	156.9	154.4	156.8
Net income per Common Share basic	$1.33	$1.12	$3.95	$3.05
Average number of Common Shares outstanding basic	149.1	152.8	150.7	152.8

Cash dividends paid per Common Share	$.31	$.27	$.93	$.81
See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Millions)	2005	2004

Assets
Current assets
Cash	$ 92	$ 85
Short-term investments	247	211
Accounts receivable	1,861	1,612
Inventories	1,065	966
Deferred income taxes & other current assets	361	308

	3,626	3,182

Property, plant & equipment—net	2,100	2,147
Goodwill	2,722	2,433
Other intangible assets	636	644
Deferred income taxes & other assets	665	669

	$ 9,749	$ 9,075

Liabilities & Shareholders’ Equity
Current liabilities
Short-term debt, primarily commercial paper	$ 161	$ 13
Current portion of long-term debt	256	26
Accounts payable	799	776
Accrued compensation	258	270
Accrued income & other taxes	357	283
Other current liabilities	992	894

	2,823	2,262

Long-term debt	1,725	1,734
Postretirement benefits other than pensions	601	617
Pensions & other liabilities	905	856
Shareholders’ equity	3,695	3,606

	$ 9,749	$ 9,075

See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

	Nine months ended
	September 30
(Millions)	2005	2004

Net cash provided by operating activities
Net income	$595	$465
Adjustments to reconcile to net cash provided by operating activities
Depreciation & amortization	300	298
Changes in working capital, excluding acquisitions of businesses	(182)	(162)
Contribution to United States qualified pension plan	(50)	(75)
Other—net	48	51

	711	577

Net cash used in investing activities
Expenditures for property, plant & equipment	(232)	(199)
Acquisitions of businesses	(319)	(627)
(Purchases) sales of short-term investments—net	(20)	542
Other—net	8	13

	(563)	(271)

Net cash used in financing activities
Borrowings with original maturities of more than three months
Proceeds	275	—
Payments	(40)	—
Borrowings with original maturities of less than three months—net,
primarily commercial paper	158	(9)
Cash dividends paid	(138)	(122)
Proceeds from exercise of employee stock options	54	97
Purchase of Common Shares	(450)	(250)

	(141)	(284)

Total increase in cash	7	22
Cash at beginning of period	85	61

Cash at end of period	$92	$83

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
Acquisitions of Businesses
In 2004 and the first nine months of 2005, Eaton acquired certain businesses in separate transactions for a combined net cash purchase price of $319 in 2005 and $627 in 2004. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition.
On September 2, 2005, the industrial filtration business of Hayward Industries, Inc., which produces filtration systems for industrial and commercial customers worldwide, was acquired. This business had sales of $100 over the last 12 months and is included in the Fluid Power segment.
On August 17, 2005, Tractech Holdings, Inc., a global manufacturer of specialized differentials for the commercial and specialty vehicle markets, was acquired. This business had 2004 sales of $43 and is included in the Automotive segment.
On June 30, 2005, Morestana S.A. de C.V. (Morestana), a Mexican producer of hydraulic lifters for automotive engine manufacturers and the automotive aftermarket, was acquired. This business had 2004 sales of $13 and is included in the Automotive segment.
On March 31, 2005, Eaton acquired the businesses of Winner Group Holdings Ltd. (Winner), the largest producer of hydraulic hose fittings and adapters for the Chinese market. This business had 2004 sales of $26 and is included in the Fluid Power segment.
On March 1, 2005, Pigozzi S.A. Engrenagens e Transmissões (Pigozzi), an agricultural transmission business located in Brazil, was acquired. This business had 2004 sales of $42 and is included in the Truck segment.
On September 1, 2004, Walterscheid Rohrverbindungstechnik GmbH (Walterscheid), a manufacturer of hydraulic tube connectors and fittings primarily for the European market, was acquired. This business had 2003 sales of $52 and is included in the Fluid Power segment.
On June 9, 2004, the Company acquired Powerware Corporation, the electrical power systems business of Invensys plc, for $560 of cash, less cash acquired of $27. Powerware had sales of $775 for the year ended March 31, 2004. This business is included in the Electrical segment.
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
Unaudited pro forma results of operations for the first nine months of 2004, as if Eaton and Powerware had been combined as of the beginning of that period, follow. The pro forma results include estimates and assumptions, which Eaton’s management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of Powerware, and, accordingly, are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

Nine months ended
Pro forma results of operations	September 30, 2004
Net sales	$7,520
Net income	453
Net income per Common share
Assuming dilution	$2.89
Basic	2.97
Announced Acquisitions of Businesses
On October 6, 2005, Eaton announced it had reached an agreement to purchase the aerospace division of PerkinElmer, Inc., which is a leading provider of sealing and pneumatic systems for large commercial aircraft and regional jets, for cash of $333. This business had sales of $150 for the 12 months ended June 30, 2005. On September 13, 2005, Eaton announced that it had reached an agreement to purchase for cash of $270 the aerospace fluid and air division of Cobham plc, which manufactures low-pressure airframe fuel systems, electro-mechanical actuation, air ducting, hydraulic and power generation, and fluid distribution systems for fuel, hydraulics and air. This business had 2004 sales of $210. These acquisitions are expected to close in fourth quarter 2005 and will be included in the Fluid Power segment.
On October 11, 2005, Eaton announced the acquisition of the principal assets of one of its suppliers, Pringle Electrical Manufacturing Company. Pringle produces bolted contact switches and had 2004 sales of $6, one-third of which were to Eaton.
Restructuring Charges
In 2005 and 2004, Eaton incurred restructuring charges related primarily to the integration of the following acquisitions: Powerware, the electrical power systems business acquired in June 2004; the electrical division of Delta plc acquired in January 2003; and several acquisitions in Fluid Power, including Winner, Walterscheid, and Boston Weatherhead (acquired in November 2002). In third quarter 2005, the Company also incurred restructuring charges related to the integration of the Pigozzi agricultural transmission business and the Morestana automotive lifter business. A summary of these charges follows:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Electrical	$4	$8	$16	$20
Fluid Power	—	3	5	5
Truck	1	—	1	—
Automotive	1	—	1	—

Pretax charges	$6	$11	$23	$25

After-tax charges	$4	$7	$15	$16
Per Common Share	$.03	$.04	$.10	$.10
The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment.
Utilization of restructuring charges follows:

Plant
consolidation
& other
Balance remaining at December 31, 2004	$3
2005 charges	23
Utilized in 2005	(24)

Balance remaining at September 30, 2005	$2

Retirement Benefit Plans
Pretax income for third quarter 2005 was reduced by $13 ($8 after-tax, or $.06 per Common Share) compared to third quarter 2004 due to increased pension expense in 2005. This resulted from the declines during 2000 through 2002 in the market value of equity investments held by Eaton’s pension plans, coupled with the effect of the lowering of discount rates associated with pension liabilities at year-end 2004. Pretax income for first nine months 2005 was similarly reduced by $39 ($25 after-tax, or $.17 per Common Share) compared to first nine months 2004.
The components of benefit costs follow:

	Three months ended September 30
			Other postretirement
	Pension benefits		benefits
	2005	2004	2005	2004
Service cost	$28	$22	$3	$5
Interest cost	35	34	12	13
Expected return on plan assets	(41)	(45)	—	—
Other	12	8	2	3

	34	19	17	21
Settlement loss	10	8	—	—

	$44	$27	$17	$21

	Nine months ended September 30
			Other postretirement
	Pension benefits		benefits
	2005	2004	2005	2004
Service cost	$89	$75	$11	$13
Interest cost	106	102	36	39
Expected return on plan assets	(124)	(135)	—	—
Other	36	22	8	7

	107	64	55	59
Settlement loss	26	26	—	—

	$133	$90	$55	$59

In July 2005, Eaton made a voluntary contribution of $50 to its United States qualified pension plan. A voluntary contribution of $75 was made in first quarter 2004.
Income Taxes
The effective income tax rates for third quarter and first nine months 2005 were 20.3% and 20.9%, respectively, compared to 19.6% and 20.8% for the same periods in 2004.
On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in 2005. Eaton has not completed its evaluation of the effects of the repatriation provision, but will complete its evaluation during the fourth quarter of 2005. Any repatriation being contemplated is not expected to have a material effect on financial results.
Repurchase of Common Shares
On April 18, 2005, Eaton’s Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. In the second quarter, 3.38 million shares were repurchased at a total cost of $200. No shares were repurchased in third quarter 2005. The remainder of the shares are expected to be repurchased over time, depending on market conditions, share price, capital levels and other considerations.
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

Net Income per Common Share
A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Net income	$199	$170	$595	$465

Average number of Common Shares outstanding assuming dilution	152.4	156.9	154.4	156.8
Less dilutive effect of stock options	3.3	4.1	3.7	4.0

Average number of Common Shares outstanding basic	149.1	152.8	150.7	152.8

Net income per Common Share assuming dilution	$1.30	$1.09	$3.85	$2.97
Net income per Common Share basic	1.33	1.12	3.95	3.05
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
Eaton has adopted the disclosure-only provisions of SFAS No. 123. If the Company recognized compensation expense for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Net income
As reported	$199	$170	$595	$465
Stock-based compensation expense, net of income taxes	(5)	(3)	(14)	(10)

Assuming fair-value-based method	$194	$167	$581	$455

Net income per Common Share assuming dilution
As reported	$1.30	$1.09	$3.85	$2.97
Stock-based compensation expense, net of income taxes	(.03)	(.02)	(.09)	(.06)

Assuming fair-value-based method	$1.27	$1.07	$3.76	$2.91

Net income per Common Share basic
As reported	$1.33	$1.12	$3.95	$3.05
Stock-based compensation expense, net of income taxes	(.03)	(.02)	(.10)	(.06)

Assuming fair-value-based method	$1.30	$1.10	$3.85	$2.99

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

Comprehensive Income
Comprehensive income is as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Net income	$199	$170	$595	$465
Foreign currency translation	17	34	(24)	15
Other	8	1	16	—

Comprehensive income	$224	$205	$587	$480

Inventories
The components of inventories follow:

	September 30,	December 31,
	2005	2004
Raw materials	$441	$398
Work-in-process & finished goods	691	618

Inventories at FIFO	1,132	1,016
Excess of FIFO over LIFO cost	(67)	(50)

	$1,065	$966

Business Segment Information

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Net sales
Electrical	$978	$869	$2,750	$2,177
Fluid Power	774	759	2,401	2,319
Truck	601	485	1,739	1,302
Automotive	436	430	1,387	1,386

	$2,789	$2,543	$8,277	$7,184

Operating profit
Electrical	$111	$70	$269	$172
Fluid Power	73	81	243	253
Truck	119	93	348	232
Automotive	50	50	186	184

	353	294	1,046	841
Corporate
Amortization of intangible assets	(7)	(7)	(21)	(18)
Interest expense-net	(24)	(20)	(68)	(58)
Minority interest	(2)	(2)	(4)	(6)
Pension & other postretirement benefit expense	(29)	(19)	(89)	(59)
Other corporate expense-net	(42)	(35)	(112)	(113)

Income before income taxes	249	211	752	587
Income taxes	50	41	157	122

Net income	$199	$170	$595	$465

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations
Dollars in millions, except for per share data (per share data assume dilution)
Overview of the Company
Eaton Corporation is a diversified industrial manufacturer with 2004 sales of $9.8 billion. Eaton is a global leader in electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. Eaton has 57,000 employees and sells products to customers in more than 125 countries.
Highlights of Results for 2005
Eaton’s operating results for the third quarter and first nine months of 2005 and 2004 are summarized as follows:

	Three months ended September 30			Nine months ended September 30
	2005	2004	Increase	2005	2004	Increase
Net sales	$2,789	$2,543	10%	$8,277	$7,184	15%
Operating profit	353	294	20%	1,046	841	24%
Operating margin	12.7%	11.6%		12.6%	11.7%
Net income	$199	$170	17%	$595	$465	28%
Net income per Common Share assuming dilution	$1.30	$1.09	19%	$3.85	$2.97	30%
Sales in third quarter 2005 grew 10% compared to third quarter 2004. Sales growth in the quarter consisted of 7% from organic growth, 1% from acquisitions, and 2% due to foreign exchange rates. Organic growth of 7% was comprised of 4% growth in Eaton’s end markets and 3% from outgrowing end markets. Sales in the first nine months of 2005 were a record for Eaton. Sales growth of 15% in the first nine months of 2005 over the same period in 2004 included 7% from organic growth, 6% from acquisitions (primarily the Powerware electrical power systems business acquired on June 9, 2004), and 2% due to foreign exchange rates.
Operating profit in third quarter 2005 grew 20% over third quarter 2004. The growth in operating profit was primarily due to sales growth, the benefits of restructuring actions taken in recent years to integrate acquired businesses, and continued productivity improvements driven by the Eaton Business System (EBS). Operating profit in the first nine months of 2005 was a record for Eaton. The growth of 24% in operating profit in the first nine months of 2005 over the same period in 2004 was primarily attributable to the same factors as in third quarter 2005 and operating profit of Powerware included in the first half of 2005. Operating margin in third quarter 2005 and in the first nine months of 2005 increased 1.1 percentage points and 0.9 percentage points, respectively, over the same periods in 2004.
Net income grew 17% in third quarter 2005, and 28% in the first nine months of 2005, over comparable periods in 2004. These improved results were primarily due to increased sales, the benefits of restructuring actions taken in recent years to integrate acquired businesses, continued productivity improvements driven by EBS, and operating profit of Powerware included in the first half of 2005. These increases in net income in 2005 were partially offset by higher costs for pensions in 2005. The effective income tax rates for third quarter and first nine months 2005 were 20.3% and 20.9%, respectively, compared to 19.6% and 20.8% for the same periods in 2004. Net income per Common Share assuming dilution increased 19% in third quarter 2005 and 30% in the first nine months of 2005 over the same periods in 2004, primarily attributable to the same factors described above. These increases also reflected lower average shares outstanding for periods in 2005 compared to 2004 due to the repurchase of 3.38 million shares in second quarter 2005 and 3.63 million shares in first quarter 2005, at a total cost of $450.
On October 6, 2005, Eaton announced it had reached an agreement to purchase the aerospace division of PerkinElmer, Inc., which is a leading provider of sealing and pneumatic systems for large commercial aircraft and regional jets, for cash of $333. This business had sales of $150 for the 12 months ended June 30, 2005. On September 13, 2005, Eaton announced that it had reached an agreement to purchase for cash of $270 the aerospace fluid and air division of Cobham plc, which manufactures low-pressure airframe fuel systems, electro-mechanical actuation, air ducting, hydraulic and power generation, and fluid distribution systems for fuel, hydraulics and air. This business had 2004 sales of $210. These acquisitions are expected to close in fourth quarter 2005 and will be included in the Fluid Power segment.
On September 2, 2005, the industrial filtration business of Hayward Industries, Inc., which produces filtration systems for industrial and commercial customers worldwide, was acquired. This business had sales of $100 over the last 12 months and is included in the Fluid Power segment.

On August 17, 2005, Tractech Holdings, Inc., a global manufacturer of specialized differentials for the commercial and specialty vehicle markets, was acquired. This business had 2004 sales of $43 and is included in the Automotive segment.
On June 30, 2005, Morestana S.A. de C.V. (Morestana), a Mexican producer of hydraulic lifters for automotive engine manufacturers and the automotive aftermarket, was acquired. This business had 2004 sales of $13 and is included in the Automotive segment.
On March 31, 2005, Eaton acquired the businesses of Winner Group Holdings Ltd. (Winner), the largest producer of hydraulic hose fittings and adapters for the Chinese market. This business had 2004 sales of $26 and is included in the Fluid Power segment.
On March 1, 2005, Pigozzi S.A. Engrenagens e Transmissões (Pigozzi), an agricultural transmission business located in Brazil, was acquired. This business had 2004 sales of $42 and is included in the Truck segment.
Sales and operating profits for each period discussed include the results of these various businesses acquired from the effective dates of acquisition.
During the first nine months of 2005, cash generated from operating activities rose to $711 compared to $577 in the same period in 2004. This increase in 2005 over 2004 was primarily due to higher net income in 2005, partially offset by increased working capital requirements in 2005. Operating cash flow less capital expenditures (free cash flow) increased to $479 in the first nine months of 2005 compared to $378 in the same period in 2004, primarily due to the same factors. The cash flows described above were reduced by a voluntary contribution of $50 made by Eaton in July 2005 to its United States qualified pension plan. A voluntary contribution of $75 was made in first quarter 2004.
Total debt of $2,142 at September 30, 2005 increased $369 from $1,773 at the end of 2004. This increase was primarily due to the issuance of $275 of long-term notes and debentures and a $148 increase in short-term commercial paper, as described below in “Changes in Financial Condition During 2005”. The proceeds of these debt issues and commercial paper were used as part of the financing for the repurchase of 7.01 million Common Shares during the first half of 2005 at a total cost of $450, and the acquisitions of businesses in 2005, including the industrial filtration business of Hayward Industries, Inc. and also Tractech Holdings, Inc., both of which were acquired in third quarter 2005. The net-debt-to-capital ratio was 32.8% at September 30, 2005 compared to 29.1% at year-end 2004, reflecting the combined effect of the $369 increase in total debt and reduced Shareholders’ equity resulting from the repurchase of $450 of Common Shares in the first half 2005.
On April 18, 2005, Eaton’s Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. In the second quarter, 3.38 million shares were repurchased at a total cost of $200. No shares were repurchased in third quarter 2005. The remainder of the shares are expected to be repurchased over time, depending on market conditions, share price, capital levels and other considerations.
During first quarter 2005, Eaton repurchased 3.63 million Common Shares at a total cost of $250. This completed the plan announced on January 24, 2005 to repurchase $250 of shares to help offset dilution from shares issued during 2004 from the exercise of stock options.
As of mid-October, Eaton anticipates growth of about 4% for its end markets in fourth quarter 2005 over fourth quarter 2004. The electrical markets are improving and the truck markets remain very strong, while some segments of the mobile hydraulics and automotive markets are weakening. Eaton anticipates net income per Common Share for fourth quarter 2005 to be between $1.25 and $1.35, after restructuring charges related to acquisitions of $.05 per share. The Company anticipates full-year 2005 net income per share to be between $5.10 and $5.20 per share, after restructuring charges related to acquisitions of $.15 per share.
Results of Operations — 2005 Compared to 2004

	Three months ended September 30			Nine months ended September 30
	2005	2004	Increase	2005	2004	Increase
Net sales	$2,789	$2,543	10%	$8,277	$7,184	15%
Operating profit	353	294	20%	1,046	841	24%
Operating margin	12.7%	11.6%		12.6%	11.7%
Net income	$199	$170	17%	$595	$465	28%
Net income per Common Share assuming dilution	$1.30	$1.09	19%	$3.85	$2.97	30%

Sales in third quarter 2005 grew 10% compared to third quarter 2004. Sales growth in the quarter consisted of 7% from organic growth, 1% from acquisitions, and 2% due to foreign exchange rates. Organic growth of 7% was comprised of 4% growth in Eaton’s end markets and 3% from outgrowing end markets. Sales in the first nine months of 2005 were a record for Eaton. Sales growth of 15% in the first nine months of 2005 over the same period in 2004 included 7% from organic growth, 6% from acquisitions (primarily the Powerware electrical power systems business acquired on June 9, 2004), and 2% due to foreign exchange rates.
Operating profit grew 20% in third quarter 2005, and 24% in the first nine months of 2005, over comparable periods in 2004. These increases were primarily due to sales growth, the benefits of restructuring actions taken in recent years to integrate acquired companies, continued productivity improvements driven by EBS, and operating profit of Powerware included in the first half of 2005. These improved profits were also partially due to decreased restructuring charges of $5 in third quarter 2005 and $2 in the first nine months of 2005, compared to the same periods in 2004. Operating margin in third quarter 2005 and in the first nine months of 2005 increased 1.1 percentage points and 0.9 percentage points, respectively, over the same periods in 2004. Operating margins were reduced by 0.2% and 0.4% in third quarter 2005 and 2004, respectively, and 0.3% in both the first nine months of 2005 and 2004, due to restructuring charges related to acquisitions. The operating results of each business segment are further discussed below, under “Results by Business Segment”.
In 2005 and 2004, Eaton incurred restructuring charges related primarily to the integration of the following acquisitions: Powerware, the electrical power systems business acquired in June 2004; the electrical division of Delta plc acquired in January 2003; and several acquisitions in Fluid Power, including Winner, Walterscheid (acquired in September 2004), and Boston Weatherhead (acquired in November 2002). In third quarter 2005, the Company also incurred restructuring charges related to the integration of the Pigozzi agricultural transmission business and the Morestana automotive lifter business. A summary of these charges follows:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Electrical	$4	$8	$16	$20
Fluid Power	—	3	5	5
Truck	1	—	1	—
Automotive	1	—	1	—

Pretax charges	$6	$11	$23	$25

After-tax charges	$4	$7	$15	$16
Per Common Share	$.03	$.04	$.10	$.10
The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment.
Pretax income for third quarter 2005 was reduced by $13 ($8 after-tax, or $.06 per Common Share) compared to third quarter 2004 due to increased pension expense in 2005. This resulted from the declines during 2000 through 2002 in the market value of equity investments held by Eaton’s pension plans, coupled with the effect of the lowering of discount rates associated with pension liabilities at year-end 2004. Pretax income for first nine months 2005 was similarly reduced by $39 ($25 after-tax, or $.17 per Common Share) compared to first nine months 2004.
The effective income tax rates for third quarter and first nine months 2005 were 20.3% and 20.9%, respectively, compared to 19.6% and 20.8% for the same periods in 2004.
Net income grew 17% in third quarter 2005, and 28% in the first nine months of 2005, over comparable periods in 2004. These improved results were primarily due to increased sales, the benefits of restructuring actions taken in recent years to integrate acquired businesses, continued productivity improvements driven by EBS, and operating profit of Powerware included in first half 2005. These increases in net income in 2005 were partially offset by higher costs for pensions in 2005. Net income per Common Share assuming dilution increased 19% in third quarter 2005 and 30% in the first nine months of 2005 over the same periods in 2004, primarily attributable to the same factors described above. These increases also reflected lower average shares outstanding for periods in 2005 compared to 2004 due to the repurchase of 3.38 million shares in second quarter 2005 and 3.63 million shares in first quarter 2005, at a total cost of $450.

Results by Business Segment
Electrical

	Three months ended September 30			Nine months ended September 30
	2005	2004	Increase	2005	2004	Increase
Net sales	$978	$869	13%	$2,750	$2,177	26%
Operating profit	111	70	59%	269	172	56%
Operating margin	11.4%	8.1%		9.8%	7.9%
Sales in third quarter 2005 grew 13% compared to third quarter 2004 and were a quarterly record. Of the 13% sales growth, 7% resulted from growth in end markets, 5% from outgrowing end markets, and 1% due to foreign exchange. The Company expects end market growth in fourth quarter 2005 to continue at about 7%. Of the sales growth of 26% in the first nine months of 2005 over the same period in 2004, 16% was due to the acquisition of Powerware Corporation (the electrical power systems business of Invensys plc, acquired on June 9, 2004), 5% resulted from growth in end markets, 4% from outgrowing end markets, and 1% due to foreign exchange. Eaton’s operating results include Powerware from the date of acquisition.
Operating profit in third quarter 2005 grew 59% over third quarter 2004 and was a quarterly record. Operating margin in the third quarter rose 3.3 percentage points over third quarter 2004. For the first nine months of 2005, operating profits grew 56% and operating margin rose 1.9 percentage points over the same period in 2004. The increases in operating profit and operating margin were primarily due to higher sales, continued productivity improvements, the operating profit of Powerware included in the first half of 2005, the benefits of integrating Powerware into the Electrical segment, and favorable product mix. Restructuring charges in third quarter 2005 were $4 compared to $8 in third quarter 2004, reducing operating margins by 0.4% in 2005 and 0.9% in 2004. Restructuring charges in the first nine months of 2005 were $16 compared to $20 for the same period in 2004, reducing operating margins by 0.6% in 2005 and 0.9% in 2004. The restructuring charges in 2005 related primarily to the integration of Powerware and the electrical division of Delta plc acquired in January 2003. The restructuring charges in 2004 related primarily to the integration of Delta plc.
On October 11, 2005, Eaton announced the acquisition of the principal assets of one of its suppliers, Pringle Electrical Manufacturing Company. Pringle produces bolted contact switches and had 2004 sales of $6, one-third of which were to Eaton.
On June 17, 2005, Eaton signed an agreement to form a joint venture with ZhongShan MingYang Electrical Appliances Co., Ltd. to manufacture and market switchgear components in southern China. Eaton has 51% ownership of the joint venture, which is called Eaton Electrical (ZhongShan) Co., Ltd. The joint venture received Chinese government approval to begin operations in third quarter 2005.
Fluid Power

	Three months ended September 30			Nine months ended September 30
	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
Net sales	$774	$759	2%	$2,401	$2,319	4%
Operating profit	73	81	(10)%	243	253	(4)%
Operating margin	9.4%	10.7%		10.1%	10.9%
Sales in third quarter 2005 grew 2% compared to third quarter 2004. Fluid Power’s markets grew 4% in the quarter compared to third quarter 2004, with global hydraulics shipments up an estimated 4%, commercial aerospace markets up 18%, defense aerospace markets down 1%, and European automotive production down 3%. Growth in the mobile and industrial hydraulics markets in third quarter 2005 slowed from the pace in the first half of 2005. In particular, agricultural equipment sales have been sluggish due to a combination of drought conditions and reductions in farm income in several markets around the world. Eaton anticipates growth in mobile and industrial hydraulics to remain modest for the balance of 2005. The commercial aerospace market showed the strongest quarterly growth in the last four years, driven by higher deliveries of new aircraft and strong growth in passenger air miles flown. The Company now anticipates stronger commercial aerospace growth in 2005 than had been foreseen earlier this year. Sales in third quarter 2005 also reflected a significant sales decrease in the automotive fluid connector business reflecting the impact of expiring programs. Sales growth of 4% in the first nine months of 2005 over the same period in 2004 was primarily attributable to the same factors as in third quarter 2005.
Operating profit in third quarter 2005 decreased 10%, and in the first nine months of 2005 decreased 4%, compared to the same periods in 2004. The decreases were primarily due to the impact on margins of the significant reduction in revenues in the automotive fluid connectors business, additional program costs within the aerospace business, and slowing demand in the agricultural equipment sector. Restructuring charges were $5 in both the first nine months of 2005 and 2004, reducing operating margins by 0.2% in both periods. The restructuring charges related to the integration of recent acquisitions including Winner, Walterscheid (acquired in September 2004), and Boston Weatherhead (acquired in November 2002).
On October 6, 2005, Eaton announced it had reached an agreement to purchase the aerospace division of PerkinElmer Inc., which is a leading provider of sealing and pneumatic systems for large commercial aircraft and regional jets, for cash of $333. This business had sales of $150 for the 12 months ended June 30, 2005. On September 13, 2005, Eaton announced that it had reached an agreement to purchase for cash of $270 the aerospace fluid and air division of Cobham plc, which manufactures low-pressure airframe fuel systems, electro-mechanical actuation, air ducting, hydraulic and power generation, and fluid distribution systems for fuel, hydraulics and air. This business had 2004 sales of $210. These acquisitions are expected to close in fourth quarter 2005. These acquisitions expand the Company’s aerospace product range and, in combination with its existing aerospace business, will build Eaton’s total aerospace sales to approximately $1,200 per year.
On September 2, 2005, the industrial filtration business of Hayward Industries, Inc., which produces filtration systems for industrial and commercial customers worldwide, was acquired. This business had sales of $100 over the last 12 months. On March 31, 2005, Eaton acquired the businesses of Winner Group Holdings Ltd., the largest producer of hydraulic hose fittings and adapters for the Chinese market. This business had 2004 sales of $26. On September 1, 2004, Eaton acquired Walterscheid, a manufacturer of hydraulic tube connectors and fittings primarily for the European market, which had 2003 sales of $52. Eaton’s operating results include these businesses from the dates of acquisition.
Truck

	Three months ended September 30			Nine months ended September 30
	2005	2004	Increase	2005	2004	Increase
Net sales	$601	$485	24%	$1,739	$1,302	34%
Operating profit	119	93	28%	348	232	50%
Operating margin	19.8%	19.2%		20.0%	17.8%
The Truck segment posted a 24% increase in sales in third quarter 2005 compared to third quarter 2004. NAFTA heavy-duty truck production increased 14% in third quarter 2005 over third quarter 2004. NAFTA medium-duty truck production decreased 11%, European truck production increased 4%, and Brazilian vehicle production increased 6%. Third quarter 2005 production of NAFTA heavy-duty trucks totaled 86,000 units, about the same as in second quarter 2005. Eaton estimates that the NAFTA heavy-duty truck market in 2005 is likely to total about 325,000 units. The 34% increase in sales for the first nine months of 2005 over the same period in 2004 was primarily attributable to a 32% increase in NAFTA heavy-duty truck production during this period.
Operating profit in third quarter 2005 grew 28%, and in first nine months 2005 grew 50%, over comparable periods in 2004. The increase in operating profit and operating margin resulted from increased sales and continued productivity improvements. Restructuring charges in the third quarter and first nine months of 2005 were $1, reducing operating margins by 0.2% and 0.1%, respectively. The restructuring charges related to the integration of Pigozzi, which Eaton acquired on March 1, 2005. Pigozzi, an agricultural transmission business located in Brazil, had 2004 sales of $42 and its results are included from the date of acquisition.
In the third quarter of 2005, Eaton was notified that it had been selected by the National Highway Transportation Safety Administration to be part of a group of companies to evaluate crash-avoidance technologies for both cars and commercial vehicles. The government has budgeted $31 for this four-year study.
During second quarter 2005, Eaton was awarded a contract to supply medium-duty transmissions to Hyundai for the Korean market. The Company anticipates annual sales of $20, with production starting in 2007.

Automotive

	Three months ended September 30			Nine months ended September 30
	2005	2004	Increase	2005	2004	Increase
Net sales	$436	$430	1%	$1,387	$1,386	0%
Operating profit	50	50	0%	186	184	1%
Operating margin	11.5%	11.6%		13.4%	13.3%
The Automotive segment posted sales in third quarter 2005 that were 1% higher than third quarter 2004. In third quarter 2005, Automotive production in NAFTA increased by 3%, while European production was down 3%, compared to third quarter of 2004. Traditionally, sales for this segment are lower in the third quarter than in the second quarter as a result of the normal seasonal pattern of European automotive industry production. Eaton expects markets in NAFTA and Europe will be down slightly over the balance of 2005. Sales for the first nine months of 2005 were flat compared to the same period in 2004, reflecting a slight decline in end markets.
Operating profit in third quarter 2005 was even with third quarter 2004, and increased 1% in the first nine months of 2005 over the comparable period in 2004. Restructuring charges in third quarter 2005 and the first nine months of 2005 were $1, reducing operating margins by 0.2% and 0.1%, respectively. The restructuring charges in 2005 related to the integration of Morestana.
On August 17, 2005, Eaton acquired Tractech Holdings, Inc., a global manufacturer of specialized differentials for the commercial and specialty vehicle markets. This business had 2004 sales of $43. On June 30, 2005, Morestana S.A. de C.V., a Mexican producer of hydraulic lifters for automotive engine manufacturers and the automotive aftermarket, was acquired. This business had 2004 sales of $13. The results of these businesses are included from the dates of acquisition.
During third quarter 2005, Eaton started production of a small supercharger that is combined with turbocharger technology in the new 1.4 liter Volkswagen Golf TSI. The combination allows an automaker the option to provide a smaller displacement gasoline engine while improving performance, and reducing fuel consumption and emissions.
Changes in Financial Condition During 2005
Net working capital of $803 at September 30, 2005 decreased by $117 from $920 at year-end 2004. The decrease was primarily due to a change in the current portion of long-term debt, which increased $230 due to the reclassification of certain long-term debt that will mature in 2006 as a current liability. The decrease in working capital also reflected a $148 increase in short-term commercial paper at September 30, 2005. These decreases were partially offset by higher accounts receivable and inventories. Accounts receivable rose $249 in the first nine months of 2005 due to higher sales in 2005. Inventories increased $99 in 2005 to support higher sales and to avoid shortages of key materials. Both receivables and inventory were also affected by acquisitions made over the course of 2005. The current ratio was 1.3 at September 30, 2005 and 1.4 at the end of 2004.
During the first nine months of 2005, cash generated from operating activities was $711 compared to $577 for the same period in 2004. The increase was primarily due to higher net income in 2005, offset by increased working capital requirements in 2005, primarily accounts receivable and inventories. Operating cash flow less capital expenditures (free cash flow) increased to $479 in the first nine months of 2005 from $378 for the same period in 2004, primarily due to the same factors described above. The cash flows described above were reduced by a voluntary contribution of $50 made by Eaton in July 2005 to its United States qualified pension plan. A voluntary contribution of $75 was made in first quarter 2004.
Total debt of $2,142 at September 30, 2005 increased $369 from $1,773 at the end of 2004. This increase was primarily due to the issuance of $275 of long-term notes and debentures, and a $148 increase in short-term commercial paper. The proceeds of these debt issues and commercial paper were used as part of the financing for the repurchase of 7.01 million Common Shares during the first half of 2005 at a total cost of $450, and the acquisitions of businesses in 2005, including the industrial filtration business of Hayward Industries, Inc. and also Tractech Holdings, Inc. both of which were acquired in third quarter 2005. The net-debt-to-capital ratio was 32.8% at September 30, 2005 compared to 29.1% at year-end 2004, reflecting the combined effect of the $369 increase in total debt and reduced Shareholders’ equity resulting from the repurchase of $450 of Common Shares in the first half 2005.
On June 14, 2005, Standard & Poor’s raised the Company’s corporate credit rating to “A” from “A-minus” and its commercial paper rating to “A-1” from “A-2”, stating that improved operating performance at Eaton is expected to result in stronger cash flows. On August 30, 2005, Moody’s affirmed Eaton’s long-term debt rating but changed its outlook on Eaton’s long-term debt to negative from stable citing the possibility of periodically elevated debt levels as the Company grows through acquisition.

In June 2005, Eaton issued $100 of 5.25% Notes which will mature in 2035 and $100 of 4.65% Notes which will mature in 2015. On January 28, 2005, the Company issued $75 of 5.45% Senior Debentures, which will mature in 2034. This transaction brings the total amount of outstanding 5.45% Senior Debentures due in 2034 to $150 and will form a single series with the $75 of 5.45% Senior Debentures due in 2034 issued on October 21, 2004.
On April 18, 2005, Eaton’s Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. In the second quarter, 3.38 million shares were repurchased at a total cost of $200. No shares were repurchased in third quarter 2005. The remainder of the shares are expected to be repurchased over time, depending on market conditions, share price, capital levels and other considerations.
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
Forward-Looking Statements
This Form 10-Q contains forward-looking statements concerning the fourth quarter 2005 and full year 2005 net income per share, the performance of Eaton’s worldwide markets, expected revenue from new business awards, sales to be generated by recently acquired businesses, and the completion of pending acquisitions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; failure to close, or unexpected delay in closing pending acquisitions; the impact of completed acquisitions, divestitures, and joint ventures, including any unexpected difficulty integrating acquisitions; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
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
Item 4. Controls and Procedures
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman and Chief Executive Officer and Richard H. Fearon — Executive Vice President — Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Eaton’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.
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
During third quarter 2005, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 6. Exhibits
Exhibits — See Exhibit Index attached.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION
Registrant
Date: October 26, 2005	/s/ Richard H. Fearon
Richard H. Fearon
Executive Vice President — Chief Financial and Planning Officer

Eaton Corporation
Third Quarter 2005 Report on Form 10-Q
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