Form 10-K
period 2005-12-31
EATON CORP
filed 2006-03-10
CIK 31277

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2005

                          COMMISSION FILE NUMBER 1-1396

                                EATON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                     34-0196300
---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)

        Eaton Center
       Cleveland, Ohio                                   44114-2584
---------------------------------------     ------------------------------------
(Address of principal executive offices)                  (Zip code)


                                 (216) 523-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


    Title of each class                Name of each exchange on which registered
-----------------------------          -----------------------------------------
Common Share ($.50 par value)                The New York Stock Exchange
                                              The Chicago Stock Exchange
                                                 The Pacific Exchange


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety days.
Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
  Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). No [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2005 was $8.8 billion.

As of January 31, 2006, there were 148.9 million Common Shares outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 annual shareholders' meeting are incorporated by reference into Part III.


================================================================================

                                     Part I

ITEM 1. BUSINESS

Eaton Corporation (Eaton or Company) is a diversified industrial manufacturer having 2005 sales of $11.1 billion. Eaton was incorporated in Ohio in 1916, as a successor to a New Jersey company incorporated in 1911. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. Headquartered in Cleveland, Ohio, Eaton had 59,000 employees at year-end 2005 and sells products in more than 125 countries. More information regarding the Company is available at http://www.eaton.com.

Eaton electronically files or furnishes reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) to the United States Securities and Exchange Commission (Commission), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports. As soon as reasonably practicable, these reports are available free of charge through the Company's Internet web site at http://www.eaton.com. These filings are also accessible on the Commission's Internet web site at http://www.sec.gov.

RECENT DEVELOPMENTS

In light of its strong results for 2005 and future prospects, on January 23, 2006 Eaton announced that it was taking the following actions:

-- Increasing the quarterly dividend on its Common Shares by 13%, from $.31 per share to $.35 per share, effective for the February 2006 dividend

-- Making a voluntary contribution of $100 million to its qualified pension plan in the United States

-- Beginning to implement its Excel 07 program. Information on Excel 07 is presented in "Outlook for 2006" on page F-35 of this report.

In 2005, Eaton acquired certain businesses and formed joint ventures in separate transactions for a combined net cash purchase price of $911 million. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition or formation. A summary of these transactions for 2005 follows (millions of dollars):


                                                                 Date of              Business
Acquired business                                              acquisition             segment           Annual sales
----------------------------------------------------------    ----------------       -----------     ----------------------
Aerospace division of PerkinElmer, Inc.                       December 6, 2005       Fluid Power       $150 for the year
   A U.S. based provider of sealing and pneumatic                                                     ended June 30, 2005
   systems for large commercial aircraft and regional jets


Aerospace fluid and air division of Cobham plc                November 1, 2005       Fluid Power         $210 for 2004
   A U.K. based company that provides low-pressure
   airframe fuel systems, electro-mechanical
   actuation, air ducting, hydraulic and power
   generation, and fluid distribution systems for
   fuel, hydraulics and air

                                                              October 11, 2005       Electrical      $6 for 2004, one-third
Assets of Pringle Electrical Manufacturing Company                                                   of which were to Eaton
   A U.S. manufacturer of bolted contact switches and
   other specialty switches

Industrial filtration business of Hayward                     September 6, 2005      Fluid Power       $100 for the year
   Industries, Inc.                                                                                   ended June 30, 2005
   A U.S. based producer of filtration systems for
   industrial and commercial customers

Tractech Holdings, Inc.                                       August 17, 2005        Automotive          $43 for 2004
   A U.S. based manufacturer of specialized
   differentials and clutch components for the commercial
   and specialty vehicle markets

Morestana S.A. de C.V.                                        June 30, 2005          Automotive          $13 for 2004
   A Mexican producer of hydraulic lifters for automotive
   engine manufacturers and the automotive aftermarket

Eaton Electrical (Zhongshan) Co., Ltd. (a 51%-owned           June 17, 2005          Electrical             N/A
joint venture)
   A Chinese manufacturer of medium-voltage
   switchgear components, including circuit
   breakers, meters and relays

                                                                  Date of             Business
Acquired business                                               acquisition            segment            Annual sales
----------------------------------------------------------    ----------------       -----------     ----------------------
Winner Group Holdings Ltd.                                    March 31, 2005         Fluid Power          $26 for 2004
   A Chinese producer of hydraulic hose fittings and
   adapters

Pigozzi S.A. Engrenagens e Transmissoes                       March 1, 2005          Truck                $42 for 2004
   A Brazilian agricultural powertrain business that
   produces transmissions, rotors and other drivetrain
   components


BUSINESS SEGMENT INFORMATION

Information by business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is presented in "Business Segment & Geographic Region Information" on pages F-25 through F-27 of this report. Additional information regarding Eaton's segments and business is presented below.

ELECTRICAL

Seasonal Fluctuations -- Sales of this segment are historically lower in the first quarter, and higher in the third and fourth quarters of a year.

Significant Customers -- Approximately 10% of this segment's net sales in 2005 were made to one customer, located in the United States, which is not a significant customer of any other segment.

Competition -- Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

FLUID POWER

Seasonal Fluctuations -- Sales of this segment are not affected by seasonal fluctuations.

Significant Customers -- Approximately 10% of this segment's net sales in 2005 were made to five original equipment manufacturers of vehicles in the United States and Europe. Three of these customers are also significant customers of the Automotive segment, and two of these customers are also significant customers of the Truck segment. Also, approximately 5% of this segment's net sales in 2005 were made to two manufacturers of off-highway agricultural and construction vehicles.

Competition -- Principal methods of competition in this segment are price, geographic coverage, service and product performance. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

TRUCK

Seasonal Fluctuations -- Sales of this segment are not affected by seasonal fluctuations.

Significant Customers -- Approximately 77% of this segment's net sales in 2005 were made to divisions and subsidiaries of five original equipment manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles, concentrated in North America, Europe and Latin America. Two of these customers are also significant customers of the Automotive and Fluid Power segments.

Competition -- Principal methods of competition in this segment are price, service and product performance. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

AUTOMOTIVE

Seasonal Fluctuations -- Sales of this segment historically are lower in the third quarter than in other quarters during the year as a result of the normal seasonal pattern of automotive industry production.

Significant Customers -- Approximately 58% of this segment's net sales in 2005 were made to divisions and subsidiaries of four large original equipment manufacturers of vehicles and two automotive component suppliers. All of these customers are concentrated in North America and Europe. Three of these customers are also significant customers of the Fluid Power segment, and two of these customers are also significant customers of the Truck segment.

Competition -- Principal methods of competition in this segment are price, service and product performance. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

INFORMATION CONCERNING EATON'S BUSINESS IN GENERAL

RAW MATERIALS -- Principal raw materials used are iron, steel, copper, nickel, aluminum, brass, silver, molybdenum, titanium, vanadium, rubber, plastic and insulating materials. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers and, under normal circumstances, the Company has no difficulty obtaining them. In 2005, due to raw materials supply shortages resulting from higher global demand, Eaton paid higher prices for basic metals. At the end of 2005, the Company maintained higher levels of inventory to guard against basic metals shortages.

PATENTS AND TRADEMARKS -- Eaton views its name and mark as significant to its business as a whole. Eaton's products are marketed with a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. However, based on the broad scope of Eaton's product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operation or financial position of Eaton or its business segments. Eaton's policy is to file applications and obtain patents for its new products including product modifications and improvements. While patents generally expire 20 years after the patent application filing date, new patents are issued to Eaton on a regular basis.

ORDER BACKLOG -- Since a significant portion of open orders placed with Eaton by original equipment manufacturers of trucks, off-highway vehicles and passenger cars are historically subject to month-to-month releases by customers during each model year, such orders are not considered firm. In measuring backlog of orders, the Company includes only the amount of such orders released by such customers as of the dates listed. Using this criterion, total backlog at December 31, 2005 and 2004 was approximately $2.0 billion and $1.5 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

RESEARCH AND DEVELOPMENT -- Research and development expenses for new products and improvement of existing products in 2005, 2004 and 2003 (in millions) were $287, $261 and $223, respectively. Over the past five years, the Company has invested approximately $1.2 billion in research and development.

PROTECTION OF THE ENVIRONMENT -- Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify certain processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2006 and 2007. Information regarding the Company's liabilities related to environmental matters is presented in "Protection of the Environment" on page F-20 of this report.

FOREIGN OPERATIONS -- Financial information related to Eaton's foreign operations is presented in "Business Segment & Geographic Information" on page F-26 of this report. Information regarding risks that may affect Eaton's foreign operations is presented in Item 1A of this Form 10-K.

ITEM 1A. RISK FACTORS

Among the risks that could materially adversely affect Eaton's business, financial condition or results of operations are the following:

DOWNTURNS IN THE END MARKETS THAT EATON SERVES MAY NEGATIVELY IMPACT EATON'S SEGMENT REVENUES AND PROFITABILITY.

Eaton's segment revenues, operating results and profitability have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by volatility in the end markets that Eaton serves, although the Company has undertaken measures to reduce the impact of such volatility. Future downturns in any of the markets that Eaton serves could adversely affect the Company's overall sales and operating results.

EATON'S OPERATING RESULTS DEPEND IN PART ON CONTINUED SUCCESSFUL RESEARCH, DEVELOPMENT AND MARKETING OF NEW AND/OR IMPROVED PRODUCTS AND SERVICES, AND THERE CAN BE NO ASSURANCE THAT EATON WILL CONTINUE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS AND SERVICES.

The success of new and improved products and services depends on their initial and continued acceptance by Eaton's customers. The Company's businesses are affected by varying degrees of technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. Eaton may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact the Company's operating results and prevent Eaton from recouping or realizing a return on the investments required to bring new products and services to market.

EATON'S OPERATIONS DEPEND ON PRODUCTION FACILITIES THROUGHOUT THE WORLD, MANY OF WHICH ARE LOCATED OUTSIDE THE UNITED STATES AND ARE SUBJECT TO INCREASED RISKS OF DISRUPTED PRODUCTION.

Eaton manages businesses with manufacturing facilities worldwide, many of which are located outside the United States. The Company's manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns. Eaton's non-United States (foreign) manufacturing facilities also may be more susceptible to economic and political upheaval than Eaton's domestic facilities. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate the Company.

EATON'S SUBSTANTIAL FOREIGN SALES SUBJECT IT TO ECONOMIC RISK AS EATON'S RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY CHANGES IN LOCAL GOVERNMENT REGULATIONS AND POLICIES AND FOREIGN CURRENCY FLUCTUATIONS.

As noted above in Item 1 "Foreign Operations", a significant portion of Eaton's sales are outside the United States, and the Company expects sales in foreign markets to continue to represent a significant portion of Eaton's total sales. Foreign sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, and repatriation of earnings. Changes in the relative values of currencies occur from time to time and could affect Eaton's operating results. While the Company monitors exchange rate exposures and attempts to reduce these exposures through hedging activities, these risks could adversely affect the Company's operating results.

EATON USES A VARIETY OF RAW MATERIALS AND COMPONENTS IN ITS BUSINESSES, AND SIGNIFICANT SHORTAGES OR PRICE INCREASES COULD INCREASE OPERATING COSTS AND ADVERSELY IMPACT THE COMPETITIVE POSITIONS OF EATON'S PRODUCTS.

Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, silver, molybdenum, titanium, vanadium, rubber, plastic and insulating materials. The Company has multiple sources of supply for each of its major requirements and is not significantly dependent on any one or a few suppliers. In 2005, Eaton experienced price increases for basic metals due to raw materials supply shortages resulting from higher global demand. At the end of 2005, Eaton maintained higher levels of inventory to guard against basic metals shortages. Nonetheless, significant shortages in excess of those experienced in 2005 could affect the prices Eaton's affected businesses are charged and the competitive position of their products and services, all of which could adversely affect Eaton's results of operations.

EATON ENGAGES IN ACQUISITIONS, AND MAY ENCOUNTER UNEXPECTED DIFFICULTIES IDENTIFYING, PRICING OR INTEGRATING THOSE BUSINESSES.

Eaton seeks to grow, in part, through strategic acquisitions and joint venture arrangements intended to complement or expand the Company's businesses, and will continue to do so in the future. The success of these transactions will depend on Eaton's ability to identify and price these arrangements. Success will also depend on the Company's ability to integrate assets and personnel acquired in these transactions and to cooperate with the Company's strategic partners. Eaton may encounter unexpected difficulties in integrating acquisitions with Eaton's existing operations, and in managing strategic investments. Furthermore, the Company may not realize the degree, or timing, of benefits Eaton anticipated when it first entered into a transaction. Any of the foregoing could adversely affect the Company's business and results of operations.

EATON MAY BE UNABLE TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, WHICH COULD AFFECT THE COMPANY'S ABILITY TO COMPETE.

Protecting Eaton's intellectual property rights is critical to the Company's ability to compete and succeed as a company. The Company owns a large number of United States and foreign patents and patent applications, as well as trademark and copyright registrations that are necessary, and contribute significantly, to the preservation of Eaton's competitive position in the market. Although management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operations or financial position of Eaton or its business segments, there can be no assurance that any one, or more, of these patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. Eaton enters into confidentiality and invention assignment agreements with the Company's employees, and into non-disclosure agreements with Eaton's suppliers and appropriate customers so as to limit access to and disclosure of the Company's proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Moreover, the protection provided to Eaton's intellectual property by the laws and courts of foreign nations may not be as advantageous to Eaton as the remedies available under United States law.

EATON IS SUBJECT TO LITIGATION AND ENVIRONMENTAL REGULATIONS THAT COULD ADVERSELY IMPACT EATON'S OPERATING RESULTS.

At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company. Information regarding the Company's current legal proceedings is presented in "Protection of the Environment" and "Contingencies" on page F-20 of this report.

EATON ENGAGES IN MARKETS THAT ARE COMPETITIVE AND EATON'S RESULTS COULD BE ADVERSELY IMPACTED BY COMPETITORS' ACTIONS.

Eaton's businesses operate in competitive markets. The Company competes against other global manufacturers on the basis of price and quality, in addition to other factors. While Eaton's pricing and quality initiatives have been competitive strengths in the past, actions by Eaton's competitors could lead to downward pressure on prices and/or a decline in the Company's market share, either of which could adversely affect Eaton's results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Eaton received comment letters from the Securities and Exchange Commission on November 4 and November 25, 2005. There are no unresolved staff comments.

ITEM 2. PROPERTIES

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 210 locations in 32 countries, including 31 light-manufacturing and fabrication facilities. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for operations, and such facilities are maintained in good condition.

ITEM 3. LEGAL PROCEEDINGS

Information regarding the Company's current legal proceedings is presented in "Protection of the Environment" and "Contingencies" on page F-20 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of the Company is presented in Item 10 of this Form 10-K.


                                     Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Shares are listed for trading on the New York, Chicago and Pacific stock exchanges. Information regarding cash dividends paid and the high and low market price per Common Share for each quarter in 2005 and 2004 is presented in "Quarterly Data" on page F-44 of this report. At December 31, 2005, there were 9,265 holders of record of the Company's Common Shares. Additionally, 21,109 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP) and Eaton Personal Investment Plan (EPIP).

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Information regarding selected financial data is presented in the "Ten-Year Consolidated Financial Summary" on page F-43 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion & Analysis of Financial Condition & Results of Operations" is presented on pages F-28 through F-42 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk is presented in "Market Risk Disclosure & Contractual Obligations" on pages F-37 and F-38 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm, consolidated financial statements, and notes to consolidated financial statements are presented on pages F-1 through F-27 of this report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures -- Pursuant to SEC Rule 13a-15, an evaluation was performed, under the supervision and with the participation of Eaton's management, including Alexander M. Cutler -- Chairman and Chief Executive Officer; President and Richard H. Fearon - Executive Vice President -- Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

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

Changes in Internal Control Over Financial Reporting -- During fourth quarter 2005, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

"Management's Report on Internal Control Over Financial Reporting" is presented on page F-4 of this report.

"Report of Independent Registered Public Accounting Firm" on "Management's Report on Internal Control Over Financial Reporting" is presented on page F-3 of this report.

ITEM 9B. OTHER INFORMATION

None.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required with respect to the Directors of the Company is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed on or about March 17, 2006, and is incorporated by reference.

A listing of Eaton's elected executive officers, their ages, positions and offices held over the past five years, as of January 31, 2006, follows:


Name                        Age     Position (Date elected to position)
-----------------------   ------    ------------------------------------------------------------------------------------------------
Alexander M. Cutler         54      Chairman and Chief Executive Officer; President (August 1, 2000 -- present)
                                    Director (1993 -- present)

Richard H. Fearon           49      Executive Vice President -- Chief Financial and Planning Officer (April 24, 2002 -- present)
                                    Partner, Willow Place Partners LLC (2001--2002)

Craig Arnold                45      Senior Vice President and President -- Fluid Power Group (October 25, 2000 -- present)

Stephen M. Buente           55      Senior Vice President and President -- Automotive Group (August 21, 2000 -- present)

Randy W. Carson             55      Senior Vice President and President -- Electrical Group (January 1, 2000 -- present)

James E. Sweetnam           53      Senior Vice President and President -- Truck Group (July 1, 2001 -- present)
                                    Vice President -- Heavy-Duty Transmission, Clutch and Aftermarket (2000 -- 2001)

William W. Blausey, Jr.     41      Vice President -- Chief Information Officer (January 25, 2006 -- present)
                                    Vice President --  Information Technology, Fluid Power (January 2005 -- January 24, 2006)
                                    Group Director -- IT  (August 16, 2001 -- January 2005)
                                    Director -- IT (January 1, 2001 -- August 15, 2001)

Susan J. Cook               58      Vice President -- Human Resources (January 16, 1995 -- present)

Earl R. Franklin            62      Vice President and Secretary (April 24, 2002 -- present)
                                    Secretary and Associate General Counsel (September 1, 1991 -- April 23, 2002)

James W. McGill             50      Vice President -- Eaton Business System (July 16, 2004 -- present)
                                    Vice President and General  Manager -- Industrial Controls Division (January 1, 2001 --
                                    July 2004)

Donald J. McGrath, Jr.      53      Vice President -- Communications (January 25, 2006 -- present)
                                    Vice President, Corporate Communications, BASF Corporation (2002 --2005)
                                    Vice President, Global Communications, Rockwell Automation, Inc. (2000 --2002)


Name                       Age      Position (Date elected to position)
-----------------------   ------    ------------------------------------------------------------------------------------------------
Mark M. McGuire             48      Vice President and General Counsel (December 1, 2005 -- present)
                                    Vice President and Deputy General Counsel, International Paper Company (2003 -- 2005)
                                    Associate General Counsel, International Paper Company (March 2001 -- 2003)
                                    General Counsel -- Europe, International Paper Company (December 1997 -- March 2001)

John S. Mitchell            49      Vice President -- Taxes (November 22, 1999 -- present)

Robert E. Parmenter         53      Vice President and Treasurer (January 1, 1997 -- present)

Billie K. Rawot             54      Vice President and Controller (March 1, 1991 -- present)

Ken D. Semelsberger         44      Vice President -- Strategic Planning (April 28, 1999 -- present)

Yannis P. Tsavalas          50      Vice President and Chief Technology Officer (February 14, 2005 -- present)
                                    General Manager, Global Lighting Technology, General Electric (2004 -- 2005)
                                    Global Technology Leader, GE Lighting, General Electric (2003-2004)
                                    Global Product Line Manager, GE Lighting, General Electric (August 2000 -- 2003)


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

Eaton has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Victor A. Pelson (chair), John R. Miller, Kiran M. Patel, and Gary L. Tooker. The Board of Directors of Eaton has determined that John R. Miller qualifies as an audit committee financial expert as defined by
Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed on or about March 17, 2006, and is incorporated by reference.

The Company has adopted a Code of Ethics, which applies to the Directors, officers (including its Chairman and Chief Executive Officer; President, Executive Vice President--Chief Financial and Planning Officer, and Vice President and Controller) and employees worldwide. The Code of Ethics is included as an exhibit in the Company's definitive Proxy Statement to be filed on or about March 17, 2006, and is incorporated by reference. The Board of Directors has also approved charters for the Board's Audit Committee, Compensation and Organization Committee, Finance Committee and Governance Committee, as well as the Board of Directors Governance Policies. These documents are available on the Company's website at http://www.eaton.com. Printed copies are also available free of charge upon request. Requests for printed copies should be directed to the Company's Investor Relations Office, Eaton Corporation, 1111 Superior Avenue, Cleveland 44114-2584.

ITEM 11. EXECUTIVE COMPENSATION

Information required with respect to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed on or about March 17, 2006, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required with respect to security ownership of certain beneficial owners is set forth under the caption "Share Ownership Tables" in the Company's definitive Proxy Statement to be filed on or about March 17, 2006, and is incorporated by reference.

EQUITY COMPENSATION PLANS

The following table summarizes information, as of December 31, 2005, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, deferred compensation units or other rights to acquire Company common shares may be granted from time to time.


                                                                         (A)                   (B)                    (C)
                                                                                                              Number of Securities
                                                                                                           Remaining Available for
                                                                Number of Securities    Weighted-Average     Future Issuance Under
                                                                   to be Issued Upon   Exercise Price of       Equity Compensation
                                                                         Exercise of         Outstanding          Plans (Excluding
                                                                Outstanding Options,   Options, Warrants   Securities Reflected in
Plan category                                                    Warrants and Rights          and Rights               Column (A))
--------------------------------------------------------------  --------------------   -----------------   -----------------------
Equity compensation plans approved by security holders (1)              15,133,033(3)  $         42.95(5)               6,914,111

Equity compensation plans not approved by security holders (2)           1,705,747(4)              N/A                        N/A(2)
                                                                --------------------   -----------------   -----------------------

Total                                                                   16,838,780     $         42.95                  6,914,111
                                                                ====================   =================   =======================


----------

(1) These plans are the Company's 2004 Stock Plan, 2002 Stock Plan, 1998 Stock Plan, 1995 Stock Plan, 1991 Stock Option Plan, and the Incentive Compensation Deferral Plans.

(2) The 2005 Non-Employee Director Fee Deferral Plan (the "2005 Plan"), the 1996 Non-Employee Director Fee Deferral Plan (the "1996 Plan") and the Deferred Incentive Compensation Plan (the "DIC Plan") are not considered "equity compensation plans" requiring shareholder approval under the rules of the New York Stock Exchange. Under the 2005 Plan and the 1996 Plan, all non-employee directors are entitled to defer payment of their fees and allocate the deferred amounts between short-term deferred fees and retirement deferred fees, which differ in terms of earnings and method and timing of distribution. Short-term deferred fees are credited with interest based on the quarterly average yield of the 13-week U.S. Treasury bill and are distributable in cash. At least 50% of deferred amounts allocated to retirement deferred fees are converted into Company share units, earn Company share price appreciation plus dividend equivalents, and are distributable in Company shares. The balance of retirement deferred fees earn 10-year U.S. Treasury note returns plus 300 basis points and are distributable in cash. Under the 2005 Plan, prior to the beginning of each calendar year, plan participants elect the method and timing of payment with respect to the fees to be earned in that year. For short-term deferred fees, participants can elect to receive distributions in a lump sum or in equal annual installments over a period not to exceed five years commencing in the year selected by the plan participant, which cannot be earlier than the second year following the calendar year in which fees are deferred. For retirement deferred fees, plan participants can elect to receive distributions in a lump sum or in equal annual installments over a period not to exceed 15 years following retirement. Under the 1996 Plan, the Governance Committee determines, upon the participant's retirement or other termination of services as a director, whether fees deferred are distributable in a lump sum or in equal annual installments and whether the amounts converted to Company share units are distributable in cash or Company common shares. Both the 2005 Plan and the 1996 Plan provide for accelerated payout upon the occurrence of certain events including those involving a change in control of the Company. Under the DIC Plan, participants, including officers and other eligible executives, are able to defer receipt of their annual incentive compensation award as either short-term deferrals (five years) or retirement compensation. Amounts deferred as retirement compensation earn the greater of Company share price appreciation plus dividend equivalents or 13-week U.S. Treasury bill returns until paid. This determination is made at the time of each payment, whether made in a lump sum or installments. Short-term deferrals earn 13-week U.S. Treasury bill returns. Amounts deferred as retirement compensation which are converted to Company share units are payable in Company common shares, either in a lump sum or periodic installments, as determined by the Company's Corporate Compensation Committee which is comprised of Company officers. Participants were able to defer the full amount of eligible cash compensation under the 2005 Plan, the 1996 Plan and the EIC Plan. To the extent cash compensation is deferred pursuant to these Plans, or pursuant to the Incentive Compensation Deferral Plan, the Company may be able to preserve the deductibility of the compensation under Section 162(m) of the Internal Revenue Code. However, in some circumstances cash compensation paid to executive officers is not deductible by the Company.

(3) Includes an aggregate of 263,040 restricted shares, 2,423,690 performance-vested stock options and 475,329 shares underlying stock units, payable on a one-for-one basis, credited to stock unit accounts as of December 31, 2005 under the Incentive Compensation Deferral Plans.

(4) Represents shares underlying stock units, payable on a one-for-one basis, credited to stock unit accounts as of December 31, 2005 under the 2005 Non-Employee Director Fee Deferral Plan, the 1996 Non-Employee Director Fee Deferral Plan and the Deferred Incentive Compensation Plan.

(5) Weighted average exercise price of outstanding stock options; excludes restricted stock and deferred compensation share units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None required to be reported.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required with respect to principal accounting fees and services is set forth under the caption "Audit Committee Report" in the Company's definitive Proxy Statement to be filed on or about March 17, 2006, and is incorporated by reference.

                                     Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The report of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements, included in Item 8 above, are filed as a separate section of this report:

         Report of Independent Registered Public Accounting Firm -- Page F-1

         Statements of Consolidated Income -- Years ended December 31, 2005, 2004 and 2003 -- Page F-5

         Consolidated Balance Sheets -- December 31, 2005 and 2004 -- Page F-6

         Statements of Consolidated Cash Flows -- Years ended December 31, 2005, 2004 and 2003 -- Page F-7

         Statements of Consolidated Shareholders' Equity -- Years ended December 31, 2005, 2004 and 2003 -- Pages F-8 and F-9

         Notes to Consolidated Financial Statements -- Pages F-10 through F-27

(2) All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)      Exhibits

         3(i) Amended Articles of Incorporation (amended and restated April 27, 1994) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

         3(ii) Amended Regulations (amended and restated April 26, 2000) -- Incorporated by reference to the Form 10-Q for the six months ended June 30, 2000

         4(a) Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

         10       Material contracts

                  (a) Master Purchase and Sale Agreement by and between PerkinElmer, Inc. and Eaton Corporation dated October 6, 2005 -- Filed in conjunction with this Form 10-K

                  (b) Executive Incentive Compensation Plan (effective January 1, 2005) -- Filed in conjunction with this Form 10-K

                  (c) 2005 Non-Employee Director Fee Deferral Plan (effective January 1, 2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (d) Deferred Incentive Compensation Plan II (effective January 1, 2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (e) Excess Benefits Plan II (effective January 1, 2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (f) Incentive Compensation Deferral Plan II (effective January 1, 2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (g) Limited Eaton Service Supplemental Retirement Income Plan II (effective January 1, 2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (h)      Supplemental Benefits Plan II (effective January 1,
                           2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (i) Amendment to the Plan (originally adopted in 1985) for the Deferred Payment of Directors' Fees (effective January 1, 2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (j) Form of Restricted Share Award Agreement -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (k) Form of Stock Option Agreement for Executives -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (l) Form of Stock Option Agreement for Non-Employee Directors - Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (m) 2004 Stock Plan -- Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

                  (n) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002 and February 24, 2004) -- Incorporated by reference to the Form 10-Q for the three months ended March 31, 2004

                  (o) Limited Eaton Service Supplemental Retirement Income Plan (amended and restated January 1, 2003) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (p) Vehicle Allowance Program (effective January 1, 2003) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2003

                  (q) 2002 Stock Plan -- Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

                  (r) 1996 Non-Employee Director Fee Deferral Plan (amended and restated October 22, 2002) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (s) Form of Change of Control Agreement entered into with officers of Eaton Corporation -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (t) Form of Indemnification Agreement entered into with officers of Eaton Corporation -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (u) Executive Strategic Incentive Plan I (amended and restated January 1, 2001) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (v) Executive Strategic Incentive Plan II (effective January 1, 2001) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (w) Deferred Incentive Compensation Plan (amended and restated March 31, 2000) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2000

                  (x) 1998 Stock Plan -- Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

                  (y) Incentive Compensation Deferral Plan (amended and restated October 1, 1997) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2000

                  (z) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1980 and amended and restated in 1989 and 1996) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (aa) Trust Agreement -- Officers and Employees (dated December 6, 1996) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (bb) Trust Agreement -- Outside Directors (dated December 6, 1996) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (cc) 1995 Stock Plan -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (dd) Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) -- Incorporated by reference to the Form 10-K for the year ended December 31, 1992

                  (ee) 1991 Stock Option Plan -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (ff) Excess Benefits Plan (amended and restated effective January 1, 1989) (with respect to Section 415 limitations of the Internal Revenue Code) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (gg) Supplemental Benefits Plan (amended and restated January 1, 1989) (which provides supplemental retirement benefits) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

         12 Ratio of Earnings to Fixed Charges -- Filed in conjunction with this Form 10-K

         14 Code of Ethics -- Incorporated by reference to the definitive Proxy Statement to be filed on or about March 17, 2006

         21 Subsidiaries of Eaton Corporation -- Filed in conjunction with this Form 10-K

         23 Consent of Independent Registered Public Accounting Firm -- Filed in conjunction with this Form 10-K

         24       Power of Attorney -- Filed in conjunction with this Form 10-K

         31.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) -- Filed in conjunction with this Form 10-K

         31.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) -- Filed in conjunction with this Form 10-K

         32.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) -- Filed in conjunction with this Form 10-K

         32.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) -- Filed in conjunction with this Form 10-K

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


                                    Eaton Corporation
                                    -------------------------------------
                                    Registrant

Date: March 10, 2006                /s/ Richard H. Fearon
                                    -------------------------------------
                                    Richard H. Fearon
                                    Executive Vice President --
                                    Chief Financial and Planning Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 10, 2006

Signature                 Title
---------------------     ------------------------------------------------------------
*
--------------------
Alexander M. Cutler        Chairman and Chief Executive Officer; President
                           Director

*
--------------------
Billie K. Rawot            Vice President and Controller; Principal Accounting Officer

*
--------------------
Michael J. Critelli        Director

*
--------------------
Ernie Green                Director

*
--------------------
Ned C. Lautenbach          Director

*
--------------------
Deborah L. McCoy           Director

*
--------------------
John R. Miller             Director

*
--------------------
Gregory R. Page            Director

*
--------------------
Kiran M. Patel             Director

*
--------------------
Victor A. Pelson           Director

*
--------------------
Gary L. Tooker             Director


* By  /s/ Richard H. Fearon
      -------------------------------------------------------------------------
      Richard H. Fearon, Attorney-in-Fact for the officers and directors signing in the capacities indicated

             Consolidated Financial Statements of Eaton Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Shareholders
Eaton Corporation

We have audited the accompanying consolidated balance sheets of Eaton Corporation as of December 31, 2005 and 2004, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eaton Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
---------------------

Cleveland, Ohio
February 10, 2006

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation included herein for the three years ended December 31, 2005. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those financial statements is included herein.

Eaton has high standards of ethical business practices supported by the Eaton Code of Ethics and corporate policies. Careful attention is given to selecting, training and developing personnel, to ensure that management's objectives of establishing and maintaining adequate internal controls and unbiased, uniform reporting standards are attained. Our policies and procedures provide reasonable assurance that operations are conducted in conformity with law and with the Company's commitment to a high standard of business conduct.

The Board of Directors pursues its responsibility for the quality of Eaton's financial reporting primarily through its Audit Committee, which is composed of four independent directors. The Audit Committee meets regularly with management, the internal auditors and the independent registered public accounting firm to ensure that they are meeting their responsibilities and to discuss matters concerning accounting, control, audits and financial reporting. The internal auditors and independent registered public accounting firm have full and free access to senior management and the Audit Committee.


/s/ Alexander M. Cutler               /s/ Richard H. Fearon                /s/ Billie K. Rawot
-----------------------------------   ----------------------------------   --------------------------------
Chairman and Chief                    Executive Vice President --          Vice President and Controller
Executive Officer;                    Chief Financial and Planning
President                             Officer

February 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Shareholders
Eaton Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Eaton Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Eaton Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting excluded entities that were acquired during 2005. On a combined basis, these entities represented approximately 1% of net sales for 2005 and 4% of total assets at December 31, 2005. Our audit of internal control over financial reporting of Eaton Corporation also did not include an evaluation of the internal control over financial reporting for entities acquired in 2005.

In our opinion, management's assessment that Eaton Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Eaton Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eaton Corporation as of December 31, 2005 and 2004, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
---------------------
Cleveland, Ohio
February 10, 2006

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).

Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. Our evaluation of internal control over financial reporting excluded those entities that were acquired during 2005. On a combined basis, these entities represented approximately 1% of net sales for 2005 and 4% of total assets at December 31, 2005. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

The independent registered public accounting firm Ernst & Young LLP has issued an audit report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. This report is included herein.


/s/ Alexander M. Cutler               /s/ Richard H. Fearon                /s/ Billie K. Rawot
-----------------------------------   ----------------------------------   --------------------------------
Chairman and Chief                    Executive Vice President --          Vice President and Controller
Executive Officer;                    Chief Financial and Planning
President                             Officer

February 10, 2006

EATON CORPORATION
STATEMENTS OF CONSOLIDATED INCOME


                                                                                          Year ended December 31
                                                                                -----------------------------------------
(Millions except for per share data)                                               2005            2004           2003
                                                                                ----------      ----------     ----------
Net sales .................................................................     $   11,115      $    9,817     $    8,061

Cost of products sold .....................................................          8,012           7,082          5,897
Selling & administrative expense ..........................................          1,757           1,587          1,351
Research & development expense ............................................            287             261            223
Interest expense-net ......................................................             90              78             87
Provision to exit a business ..............................................                             15
Other (income) expense-net ................................................            (27)             13             (5)
                                                                                ----------      ----------     ----------

Income before income taxes ................................................            996             781            508
Income taxes ..............................................................            191             133            122
                                                                                ----------      ----------     ----------

Net income ................................................................     $      805      $      648     $      386
                                                                                ==========      ==========     ==========

Net income per Common Share assuming dilution .............................     $     5.23      $     4.13     $     2.56
Average number of Common Shares outstanding assuming dilution .............          154.0           157.1          150.5

Net income per Common Share basic .........................................     $     5.36      $     4.24     $     2.61
Average number of Common Shares outstanding basic .........................          150.2           153.1          147.9

Cash dividends paid per Common Share ......................................     $     1.24      $     1.08     $      .92

The notes on pages F-10 to F-27 are an integral part of the consolidated financial statements.

EATON CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                                 December 31
                                                                                          --------------------------
(Millions of dollars)                                                                        2005           2004
                                                                                          ----------      ----------
ASSETS
CURRENT ASSETS
Cash ................................................................................     $      110      $       85
Short-term investments ..............................................................            226             211
Accounts receivable .................................................................          1,785           1,612
Inventories .........................................................................          1,099             966
Deferred income taxes ...............................................................            243             216
Other current assets ................................................................            115              92
                                                                                          ----------      ----------
                                                                                               3,578           3,182
                                                                                          ----------      ----------
Property, plant & equipment
   Land & buildings .................................................................          1,003             959
   Machinery & equipment ............................................................          3,652           3,526
                                                                                          ----------      ----------
                                                                                               4,655           4,485
   Accumulated depreciation .........................................................         (2,480)         (2,338)
                                                                                          ----------      ----------
                                                                                               2,175           2,147

Goodwill ............................................................................          3,139           2,433
Other intangible assets .............................................................            626             644
Deferred income taxes & other assets ................................................            700             669
                                                                                          ----------      ----------
                                                                                          $   10,218      $    9,075
                                                                                          ==========      ==========

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt .....................................................................     $      394      $       13
Current portion of long-term debt ...................................................            240              26
Accounts payable ....................................................................            810             776
Accrued compensation ................................................................            277             270
Accrued income & other taxes ........................................................            305             283
Other current liabilities ...........................................................            942             899
                                                                                          ----------      ----------
                                                                                               2,968           2,267
                                                                                          ----------      ----------

Long-term debt ......................................................................          1,830           1,734
Postretirement benefits other than pensions .........................................            537             549
Pensions & other liabilities ........................................................          1,105             919

Shareholders' equity
   Common Shares (148.5 million outstanding in 2005 and 153.3 million in 2004) ......             74              77
   Capital in excess of par value ...................................................          2,013           1,993
   Retained earnings ................................................................          2,376           2,112
   Accumulated other comprehensive loss .............................................           (649)           (538)
   Deferred compensation plans ......................................................            (36)            (38)
                                                                                          ----------      ----------
                                                                                               3,778           3,606
                                                                                          ----------      ----------
                                                                                          $   10,218      $    9,075
                                                                                          ==========      ==========

The notes on pages F-10 to F-27 are an integral part of the consolidated financial statements.

EATON CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                                                Year ended December 31
                                                                                     ------------------------------------------
(Millions)                                                                              2005            2004            2003
                                                                                     ----------      ----------      ----------
Net cash provided by operating activities
Net income .....................................................................     $      805      $      648      $      386
Adjustments to reconcile to net cash provided by operating activities
   Depreciation & amortization .................................................            409             400             394
   Deferred income taxes .......................................................            (20)           (133)            (54)
   Pensions ....................................................................            145              86              45
   Other long-term liabilities .................................................              4              55              27
   Other non-cash items in income ..............................................             (1)             (1)             11
   Changes in working capital, excluding acquisitions of businesses
      Accounts receivable ......................................................           (104)           (218)            (51)
      Inventories ..............................................................            (28)           (102)             79
      Accounts payable .........................................................             25             143             (41)
      Accrued income & other taxes .............................................             27              46              35
      Other current liabilities ................................................            (29)           (122)             32
      Other working capital accounts ...........................................            (37)             76             (12)
   Voluntary contributions to United States & United Kingdom
      qualified pension plans ..................................................            (64)            (93)            (11)
   Other-net ...................................................................              3              53              34
                                                                                     ----------      ----------      ----------
                                                                                          1,135             838             874
                                                                                     ----------      ----------      ----------

Net cash used in investing activities
Expenditures for property, plant & equipment ...................................           (363)           (330)           (273)
Acquisitions of businesses .....................................................           (911)           (627)           (252)
(Purchases) sales of short-term investments-net ................................             (4)            606            (436)
Other-net ......................................................................             10              18              (8)
                                                                                     ----------      ----------      ----------
                                                                                         (1,268)           (333)           (969)
                                                                                     ----------      ----------      ----------

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months
   Proceeds ....................................................................            393              75
   Payments ....................................................................            (63)           (248)           (155)
Borrowings with original maturities of less than three months-net,
   primarily commercial paper ..................................................            392             (33)            (39)
Cash dividends paid ............................................................           (184)           (163)           (134)
Proceeds from exercise of employee stock options ...............................             68             138             113
(Purchase) sale of Common Shares ...............................................           (450)           (250)            296
Other ..........................................................................              2
                                                                                     ----------      ----------      ----------
                                                                                            158            (481)             81
                                                                                     ----------      ----------      ----------
Total increase (decrease) in cash ..............................................             25              24             (14)
Cash at beginning of year ......................................................             85              61              75
                                                                                     ----------      ----------      ----------
Cash at end of year ............................................................     $      110      $       85      $       61
                                                                                     ==========      ==========      ==========

The notes on pages F-10 to F-27 are an integral part of the consolidated financial statements.

EATON CORPORATION
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                                                                            Accumulated                   Total
                                                      Common Shares   Capital in               other         Deferred     Share-
                                                     ---------------  excess of   Retained  comprehensive  compensation  holders'
(Millions)                                           Shares  Dollars  par value   earnings      loss           plans      equity
                                                     ------  -------  ----------  --------  -------------  ------------  --------
Balance at January 1, 2003 ......................     141.2  $    70  $    1,413  $  1,568  $        (699) $        (50) $  2,302
Net income ......................................                                      386                                    386
Foreign currency translation
   adjustments and related hedging
   instruments (including income
   tax benefits of $22) .........................                                                     126                     126
Unrealized gain on
   available for sale investments ...............                                                       1                       1
Deferred gain on cash flow hedges
   (net of income taxes of $2) ..................                                                       4                       4
Minimum pension liability
   adjustment (net of income tax
   benefits of $10) .............................                                                     (17)                    (17)
                                                                                                                         --------
Other comprehensive income ......................                                                                             114
                                                                                                                         --------
Total comprehensive income ......................                                                                             500
Cash dividends paid .............................                                     (134)                                  (134)
Issuance of shares under employee
   benefit plans, including tax benefit .........       4.2        2         141        (2)                           5       146
Issuance of shares to trust .....................        .1                    3                                     (3)        0
Sale of shares ..................................       7.4        4         294        (2)                                   296
Other-net .......................................        .1                    5                                      2         7
                                                     ------  -------  ----------  --------  -------------  ------------  --------
Balance at December 31, 2003 ....................     153.0       76       1,856     1,816           (585)          (46)    3,117
Net income ......................................                                      648                                    648
Foreign currency translation
   adjustments and related hedging
   instruments (including income
   tax benefits of $5) ..........................                                                      99                      99
Unrealized loss on available for sale
   investments (net of income tax benefits of $1)                                                      (2)                     (2)
Deferred loss on cash flow hedges (net of
   income tax benefits of $1) ...................                                                      (2)                     (2)
Minimum pension liability adjustment (net of
   income tax benefits of $25) ..................                                                     (48)                    (48)
                                                                                                                         --------
Other comprehensive income ......................                                                                              47
                                                                                                                         --------
Total comprehensive income ......................                                                                             695
Cash dividends paid .............................                                     (163)                                  (163)
Issuance of shares under employee
   benefit plans, including tax benefit .........       4.5        3         188        (2)                          10       199
Issuance of shares to trust .....................                              2                                     (2)        0
Purchase of shares ..............................      (4.2)      (2)        (53)     (195)                                  (250)
Other-net .......................................                                        8                                      8
                                                     ------  -------  ----------  --------  -------------  ------------  --------
Balance at December 31, 2004 ....................     153.3       77       1,993     2,112           (538)          (38)    3,606

                                                                                            Accumulated                   Total
                                                      Common Shares   Capital in               other         Deferred     Share-
                                                     ---------------  excess of   Retained  comprehensive  compensation  holders'
(Millions)                                           Shares  Dollars  par value   earnings      loss           plans      equity
                                                     ------  -------  ----------  --------  -------------  ------------  --------
Net income ......................................                                      805                                    805
Foreign currency  translation adjustments and
   related hedging instruments (including income
   taxes of $33).................................                                                     (53)                    (53)
Deferred gain on cash flow hedges (net of
   income taxes of $2) ..........................                                                       6                       6
Minimum pension liability adjustment (net of
   income tax benefits of $36) ..................                                                     (64)                    (64)
                                                                                                                         --------
Other comprehensive loss ........................                                                                            (111)
                                                                                                                         --------
Total comprehensive income ......................                                                                             694
Cash dividends paid .............................                                     (184)                                  (184)
Issuance of shares under employee benefit plans,
   including tax benefit ........................       2.1        1         104        (2)                          10       113
Issuance of shares to trust .....................        .1                    8                                     (8)        0
Purchase of shares ..............................      (7.0)      (4)        (92)     (354)                                  (450)
Other-net .......................................                                       (1)                                    (1)
                                                     ------  -------  ----------  --------  -------------  ------------  --------
Balance at December 31, 2005 ....................     148.5  $    74  $    2,013  $  2,376  $        (649) $        (36) $  3,778
                                                     ======  =======  ==========  ========  =============  ============  ========


The notes on pages F-10 to F-27 are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in millions, except per share data (per share data assume dilution)

ACCOUNTING POLICIES

CONSOLIDATION & BASIS OF PRESENTATION

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

Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties and equipment, as described in "Lease Commitments" in the Notes below. Transactions with related parties are in the ordinary course of business, are conducted on an arm's-length basis, and are not material to Eaton's financial position, results of operations or cash flows.

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

INVENTORIES

Inventories are carried at lower of cost or market. Inventories in the United States are generally accounted for using the last-in, first-out (LIFO) method. Remaining United States and all other inventories are accounted for using the first-in, first-out (FIFO) method. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and costs of the distribution network.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs". SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 will be effective for Eaton in 2006 and is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

DEPRECIATION & AMORTIZATION

Depreciation and amortization are computed by the straight-line method for financial statement purposes. Cost of buildings is depreciated over 40 years and machinery and equipment over principally 3 to 10 years. At December 31, 2005, the amortization periods for intangible assets subject to amortization were 7 to 14 years for patents, 20 years for tradenames, 15 to 30 years for distributor channels, and 5 to 16 years for manufacturing technology and customer agreements. Software is amortized over a range of 3 to 5 years.

Long-lived assets, except goodwill and indefinite life intangible assets as described in the Notes below, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

GOODWILL & INDEFINITE LIFE INTANGIBLE ASSETS

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", Eaton does not amortize goodwill and indefinite life intangible assets recorded in connection with business acquisitions. Indefinite life intangible assets primarily consist of trademarks. The Company completed the annual impairment tests for goodwill and indefinite life intangible assets required by SFAS No.
142. These tests confirmed that the fair value of the Company's reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized.

FINANCIAL INSTRUMENTS

In the normal course of business, Eaton is exposed to fluctuations in interest rates, foreign currency exchange rates, and commodity prices. The Company uses various financial instruments, primarily foreign currency forward exchange contracts, foreign currency swaps, interest rate swaps and, to a minor extent, commodity futures contracts, to manage exposure to price fluctuations.

Financial instruments used by Eaton are straightforward, non-leveraged instruments for which quoted market prices are readily available from a number of independent sources. The risk of credit loss is deemed to be remote, because the counterparties to these instruments are major international financial institutions with strong credit ratings and because of the Company's control over the size of positions entered into with any one counterparty. Such financial instruments are not bought and sold solely for trading purposes, except for nominal amounts authorized under limited, controlled circumstances. No such financial instruments were purchased or sold for trading purposes in 2005 and 2004. Such transactions resulted in a net loss in 2003 that was not material.

All derivative financial instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Accounting for the gain or loss resulting from the change in the financial instrument's fair value depends on whether it has been designated, and is effective, as a hedge and, if so, on the nature of the hedging activity. Financial instruments can be designated as hedges of changes in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability; as hedges of variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability; or as hedges of foreign currency exposure from a net investment in one of the Company's foreign operations. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item; or deferred and reported as a component of Accumulated other comprehensive income (loss) in Shareholders' equity and subsequently recognized in net income when the hedged item affects net income. The ineffective portion of the change in fair value of a financial instrument is recognized in income immediately.

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

ASSET RETIREMENT OBLIGATIONS

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47), to clarify the term "conditional asset retirement" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations". FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. Eaton believes that for substantially all of its asset retirement obligations, there is an indeterminate settlement date because the range of time over which the Company may settle the obligation is unknown or cannot be estimated. Since these obligations are not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation, these obligations have not been recorded in the consolidated financial statements, in accordance with SFAS No. 143. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability's fair value.

STOCK OPTIONS GRANTED TO EMPLOYEES & DIRECTORS

Stock options granted to employees and directors to purchase Common Shares are accounted for using the intrinsic-value-based method, as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation". Under this method, no compensation expense is recognized on the grant date, since on that date the option price equals the market price of the underlying shares.

Eaton has adopted the disclosure-only provisions of SFAS No. 123. If the Company recognized compensation expense for its stock options under the fair-value-based method of SFAS No. 123, net income per Common Share assuming dilution would have been reduced by $.12 in 2005 and $.08 in 2004 and 2003, as further described in the "Shareholders' Equity" Note below.

In December 2004, the FASB issued SFAS No. 123(R). This Statement eliminates the alternative of using the intrinsic-value-based method of accounting for stock options that was provided in SFAS No. 123. The Statement requires entities to recognize the expense of employee and director services received in exchange for stock options, based on the grant date fair value of those awards. That expense will be recognized over the period the employee or director is required to provide service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission (SEC) published a rule that had the effect of allowing companies with fiscal years ending December 31 to delay the quarter in which they begin to expense stock options to first quarter 2006. Eaton will expense stock options beginning in first quarter 2006. The Company estimates that the adoption of SFAS No. 123(R) will reduce net income per Common Share assuming dilution in 2006 by approximately $.16.

REVENUE RECOGNITION

Sales are recognized when products are shipped to unaffiliated customers, all significant risks of ownership have been transferred to the customer, title has transferred in accordance with shipping terms (FOB shipping point or FOB destination), the selling price is fixed and determinable, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Other revenues for service contracts are recognized as the services are provided.

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

ACQUISITIONS OF BUSINESSES

In 2005, 2004, and 2003, Eaton acquired certain businesses and formed joint ventures in separate transactions for a combined net cash purchase price of $911 in 2005, $627 in 2004 and $252 in 2003. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition or formation. A summary of these transactions for 2005, and larger transactions in 2004 and 2003, follows:


                                                                                      Business
Acquired business                                             Date of acquisition      segment            Annual sales
----------------------------------------------------------    -------------------    -----------     ----------------------
Aerospace division of PerkinElmer, Inc.                         December 6, 2005     Fluid Power        $150 for the year
   A U.S. based provider of sealing and pneumatic systems                                              ended June 30, 2005
   for large commercial aircraft and regional jets

Aerospace fluid and air division of Cobham plc                  November 1, 2005     Fluid Power          $210 for 2004
   A U.K. based company that provides low-pressure
   airframe fuel systems, electro-mechanical actuation,
   air ducting, hydraulic and power generation, and fluid
   distribution systems for fuel, hydraulics and air

Assets of Pringle Electrical Manufacturing Company              October 11, 2005     Electrical           $6 for 2004,
   A U.S. manufacturer of bolted contact switches and other                                            one-third of which
   specialty switches                                                                                     were to Eaton

Industrial filtration business of Hayward Industries, Inc.     September 6, 2005     Fluid Power        $100 for the year
   A U.S. based producer of filtration systems for                                                     ended June 30, 2005
      industrial and commercial customers

Tractech Holdings, Inc.                                         August 17, 2005      Automotive            $43 for 2004
   A U.S. based manufacturer of specialized differentials
   and clutch components for the commercial and specialty
   vehicle markets

Morestana S.A. de C.V.                                           June 30, 2005       Automotive            $13 for 2004
   A Mexican producer of hydraulic lifters for automotive
   engine manufacturers and the automotive aftermarket

Eaton Electrical (Zhongshan) Co., Ltd. (a 51%-owned joint        June 17, 2005       Electrical                N/A
venture)
   A Chinese manufacturer of medium-voltage switchgear
   components, including circuit breakers, meters and
   relays

Winner Group Holdings Ltd.                                       March 31, 2005      Fluid Power           $26 for 2004
   A Chinese producer of hydraulic hose fittings and
   adapters

Pigozzi S.A. Engrenagens e Transmissoes                          March 1, 2005          Truck              $42 for 2004
   A Brazilian agricultural powertrain business that
   produces transmissions, rotors and other drivetrain
   components

Walterscheid Rohrverbindungstechnik GmbH                       September 1, 2004     Fluid Power           $52 for 2003
   A German manufacturer of hydraulic tube connectors and
   fittings primarily for the European market

Powerware Corporation                                             June 9, 2004       Electrical          $775 for the year
   A U.S. based supplier of Uninterruptible Power Systems                                               ended March 31, 2004
   (UPS), DC Power products and power quality services
   for computer manufacturers, industrial companies,
   governments, telecommunications firms, medical
   institutions, data centers and other businesses

FAW Eaton Transmission Co., Ltd. (a 50%-owned joint              March 31, 2004         Truck                   N/A
venture)
   Manufacturer of medium-duty transmissions for the
   Chinese market

Electrical Division of Delta plc                                January 31, 2003     Electrical            $326 for 2002
   A U.K. based manufacturer of electrical products with
   brands including MEM(R), HolecTM, BillTM, Home
   AutomationTM, ElekTM and TabulaTM

As described above, on June 9, 2004, Eaton acquired Powerware Corporation, the electrical power systems business of Invensys plc, for a final cash purchase price of $573, less cash acquired of $27. Powerware's assets and liabilities were recorded at estimated fair values as determined by Eaton's management. The allocation of the purchase price for this acquisition is summarized below:

Current assets ..............................   $      302
Property, plant & equipment .................           35
Goodwill ....................................          397
Other intangible assets .....................           96
Other assets ................................           53
                                                ----------
   Total assets acquired ....................          883
Total liabilities assumed ...................          337
                                                ----------
   Net assets acquired ......................   $      546
                                                ==========

Other intangible assets of $96 included $24 related to trademarks that are not subject to amortization. The remaining $72 was assigned to patents and other intangible assets that have a weighted-average useful life of 8 years. Goodwill of $397 relates to the Electrical segment, substantially all of which is non-deductible for income tax purposes.

Unaudited pro forma results of operations for 2004, as if Eaton and Powerware had been combined as of the beginning of that year, follow. The pro forma results include estimates and assumptions, which Eaton's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of Powerware, and, accordingly, are not necessarily indicative of the results which would have occurred if the business combination had been in effect in 2004.

Pro Forma Results of Operations


                                                   2004
                                                ----------
Net sales ...................................   $   10,153
Net income ..................................          636
Net income per Common Share
   Assuming dilution ........................   $     4.05
   Basic ....................................         4.16

RESTRUCTURING CHARGES

In 2005, 2004 and 2003, Eaton incurred restructuring charges primarily related to the integration of acquired businesses. In accordance with generally accepted accounting principles, these charges were recorded as expense as incurred. A summary of these charges follows:


                                                     2005           2004           2003
                                                  ----------     ----------     ----------
Electrical ..................................     $       21     $       33     $       22
Fluid Power .................................              7              8             14
Truck .......................................              4
Automotive ..................................              4
                                                  ----------     ----------     ----------
                                                          36             41             36
Corporate restructuring charges .............                                            1
                                                  ----------     ----------     ----------
Pretax charges ..............................     $       36     $       41     $       37
                                                  ==========     ==========     ==========
After-tax charges ...........................     $       24     $       27     $       24
Per Common Share ............................     $      .15     $      .17     $      .16

The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the restructuring charges reduced Operating profit of the related business segment or were included in Other corporate expense-net, as appropriate.

2005 CHARGES

Restructuring charges related to the integration of primarily the following acquisitions: Powerware, the electrical power systems business acquired in June 2004; the electrical division of Delta plc acquired in January 2003; several acquisitions in Fluid Power, including Winner, Walterscheid, and Boston Weatherhead acquired in November 2002; the Pigozzi agricultural powertrain business; and the Morestana automotive lifter business.

Restructuring charges in the Electrical segment consisted of $20 for plant consolidations, integration and other expenses, and $1 for workforce reductions. The charges primarily related to Powerware and the electrical division of Delta plc.

Restructuring charges in the Fluid Power segment consisted of $7 of plant consolidations, integration and other expenses. The charges primarily related to Winner, Walterscheid and Boston Weatherhead.

2004 CHARGES

Restructuring charges in the Electrical segment consisted of $32 for plant consolidations, integration and other expenses, and $1 of workforce reductions. The charges primarily related to integrating plants in Necedah, Wisconsin, Chadderton, United Kingdom, and Neuss, Germany, along with other integration actions. The charges primarily related to Powerware and the electrical division of Delta plc.

Restructuring charges in the Fluid Power segment consisted of $8 for plant consolidations, integration and other expenses. The charges primarily related to Boston Weatherhead.

2003 CHARGES

Restructuring charges in the Electrical segment consisted of $20 for plant consolidations primarily related to the electrical division of Delta plc, including the Ottery St. Mary, United Kingdom plant, integration and other expenses, and $2 of workforce reductions.

Restructuring charges in the Fluid Power segment, primarily related to Boston Weatherhead, consisted of $13 for plant consolidations, integration and other expenses, and $1 for workforce reductions. The charges primarily related to the closure of facilities in Norwood and Mooresville, North Carolina.

SUMMARY OF RESTRUCTURING CHARGES

A comparison of restructuring charges and utilization of the various components for 2005, 2004 and 2003 follows:

                                                     Workforce reductions           Plant
                                                  --------------------------     integration
                                                  Employees        Dollars         & other          Total
                                                  ----------      ----------     -----------      ----------
Balance remaining at January 1, 2003 ........            494      $       11     $         5      $       16
2003 charges ................................            227               3              34              37
Utilized in 2003 ............................           (700)            (12)            (31)            (43)
                                                  ----------      ----------     -----------      ----------
Balance remaining at December 31, 2003 ......             21               2               8              10
2004 charges ................................             10               1              40              41
Utilized in 2004 ............................            (31)             (3)            (45)            (48)
                                                  ----------      ----------     -----------      ----------
Balance remaining at December 31, 2004 ......              0               0               3               3
2005 charges ................................            173               4              32              36
Utilized in 2005 ............................             (7)             (1)            (34)            (35)
                                                  ----------      ----------     -----------      ----------
Balance remaining at December 31, 2005 ......            166      $        3     $         1      $        4
                                                  ==========      ==========     ===========      ==========


EXIT & SALE OF BUSINESS

In December 2004, Eaton announced that it would exit its tire and refrigeration valve manufacturing business. The Company incurred charges of $15 ($10 after-tax, or $.06 per Common Share) principally for the write-down of fixed assets and workforce reductions. This business is in the Automotive segment. In the Statements of Consolidated Income and Business Segment Information, these charges were reported as a separate line item. This business was sold in March 2005.

CONTRIBUTION TO EATON CHARITABLE FUND

In 2004, a charge of $13 was recorded for a contribution to the Eaton Charitable Fund ($8 after-tax, or $.05 per Common Share). In the Statements of Consolidated Income, the charge was included in Other (income) expense-net. In Business Segment Information, the charge was included in Other corporate expense-net.

GOODWILL & OTHER INTANGIBLE ASSETS

A summary of goodwill follows:


                                                        2005           2004
                                                  ----------     ----------
Electrical ..................................     $    1,016     $      944
Fluid Power .................................          1,811          1,235
Truck .......................................            145            133
Automotive ..................................            167            121
                                                  ----------     ----------

                                                  $    3,139     $    2,433
                                                  ==========     ==========

The increase in goodwill in 2005 was due to the acquisitions of businesses during the year, and the final allocation of purchase price to acquisitions completed prior to 2005. These transactions are described in the "Acquisitions of Businesses" Note above.

A summary of other intangible assets follows:


                                                            2005                         2004
                                                  -------------------------     -------------------------
                                                  Historical   Accumulated      Historical   Accumulated
                                                     cost      amortization        cost      amortization
                                                  ----------   ------------     ----------   ------------
Intangible assets not subject to amortization
   (primarily trademarks)                         $      381                    $      380
                                                  ==========                    ==========
Intangible assets subject to amortization
   Patents ..................................     $      191   $         90     $      198   $         80
   Other ....................................            209             65            194             48
                                                  ----------   ------------     ----------   ------------
                                                  $      400   $        155     $      392   $        128
                                                  ==========   ============     ==========   ============

Expense related to intangible assets subject to amortization for 2005 was $30. Estimated annual pretax expense for intangible assets subject to amortization for each of the next five years is $29 in 2006 through 2009 and $27 in 2010.

DEBT & OTHER FINANCIAL INSTRUMENTS

Short-term debt of $394 at December 31, 2005 included $365 of short-term commercial paper for operations in the United States and $29 for operations outside the United States. Borrowings for operations in the United States included Euro 200 million of commercial paper. The foreign exchange translation gain or loss related to the Euro denominated commercial paper is recorded in Accumulated other comprehensive income (loss) in Shareholders' equity, since these borrowings serve as a hedge of the Company's net assets of operations in Europe. Borrowings for operations outside the United States were largely denominated in local currencies. The weighted-average interest rate on the $365 of short-term commercial paper was 3.1% at December 31, 2005. The weighted-average interest rate on short-term debt for operations outside the United States was 5.0% at December 31, 2005 and 15.7% at December 31, 2004, which included the effect of $10 of debt in Brazil with an interest rate of 18.2% at the end of 2004. Operations outside the United States have available short-term lines of credit aggregating $291 from various banks worldwide.

A summary of long-term debt, including the current portion, follows:


                                                                                                            2005           2004
                                                                                                         ----------     ----------
6.40% notes due 2005 ...............................................................................                    $       15
1.62% Yen notes due 2006 ...........................................................................     $       43             49
8% debentures due 2006 (converted to floating rate by interest rate swap) ..........................             86             86
8.90% debentures due 2006 (converted to floating rate by interest rate swap) .......................            100            100
6% Euro 200 million notes due 2007 (100 million converted to floating rate by interest rate swap) ..            236            273
7.37% notes due 2007 (converted to floating rate by interest rate swap) ............................             20             20
7.14% notes due 2007 ...............................................................................              3              3
6.75% notes due 2007 (converted to floating rate by interest rate swap) ............................             25             25
Euro 100 million floating rate notes due 2008 (2.7378% at December 31, 2005 -- EURIBOR+.375%) ......            118
7.40% notes due 2009 (converted to floating rate by interest rate swap) ............................             15             15
5.75% notes due 2012 ($225 converted to floating rate by interest rate swap) .......................            300            300
7.58% notes due 2012 (converted to floating rate by interest rate swap) ............................             12             12
5.80% notes due 2013 ...............................................................................              7              7
12.5% debentures due 2014 ..........................................................................             10             11
4.65% notes due 2015 (converted to floating rate by interest rate swap) ............................            100
7.09% notes due 2018 (converted to floating rate by interest rate swap) ............................             25             25
6.89% notes due 2018 ...............................................................................              6              6
7.07% notes due 2018 ...............................................................................              2              2
6.875% notes due 2018 ..............................................................................              3              3
8-7/8% debentures due 2019 ($25 converted to floating rate by interest rate swap) ..................             38             38
8.10% debentures due 2022 ($50 converted to floating rate by interest rate swap) ...................            100            100

7-5/8% debentures due 2024 ($55 converted to floating rate by interest rate swap) ..................             66              66
6-1/2% debentures due 2025 .........................................................................            145             145
7.875% debentures due 2026 .........................................................................             72              72
7.65% debentures due 2029 ($75 converted to floating rate by interest rate swap) ...................            200             200
5.45% debentures due 2034 ($100 converted to floating rate by interest rate swap) ..................            150              75
5.25% notes due 2035 ($50 converted to floating rate by interest rate swap) ........................            100
Other ..............................................................................................             88             112
                                                                                                         ----------      ----------
Total long-term debt ...............................................................................          2,070           1,760
Less current portion of long-term debt .............................................................           (240)            (26)
                                                                                                         ----------      ----------
Long-term debt less current portion ................................................................     $    1,830      $    1,734
                                                                                                         ==========      ==========


Eaton's United States operations have long-term revolving credit facilities of $1 billion, of which $300 will expire in May 2008 and the remaining $700 in March 2010. One of the Company's international subsidiaries has a long-term line of credit of Euro 100 million. The Euro 100 million floating rate notes due 2008, which have a U.S. dollar equivalent of $118 at December 31, 2005, were borrowed under this line of credit.

Aggregate mandatory annual maturities of long-term debt for each of the next five years are $240 in 2006, $291 in 2007, $121 in 2008, $17 in 2009, and $0 in
2010. Interest paid was $113 in 2005, $96 in 2004, and $105 in 2003.

Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk. These interest rate swaps are accounted for as fair value hedges of certain of the Company's long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt above. A summary of interest rate swaps outstanding at December 31, 2005, follows (currency in millions):

                                            Interest rates at December 31, 2005
                         ---------------------------------------------------------------------------
                          Fixed                             Floating
                         interest                           interest
 Notional                  rate                               rate          Basis for contracted
  amount                 received                             paid       floating interest rate paid
---------                --------                           --------     ---------------------------
    $86                    8.00%                              8.64%               6 month LIBOR+4.39%
   $100                    8.90%                              7.92%               6 month LIBOR+3.89%
   E100                    6.00%                              2.73%               6 month LIBOR+0.54%
    $20                    7.37%                              8.91%               6 month LIBOR+4.47%
    $25                    6.75%                              5.95%               6 month LIBOR+1.50%
    $15                    7.40%                              6.40%               6 month LIBOR+1.95%
   $225                    5.75%                              4.60%               6 month LIBOR+0.78%
    $12                    7.58%                              6.21%               6 month LIBOR+1.76%
   $100                    4.65%                              4.62%               6 month LIBOR+0.12%
    $25                    7.09%                              6.85%               6 month LIBOR+2.40%
    $25                    8.88%                              8.51%               6 month LIBOR+3.84%
    $50                    8.10%                              6.47%               6 month LIBOR+2.44%
    $55                    7.63%                              6.38%               6 month LIBOR+2.16%
    $75                    7.65%                              7.13%               6 month LIBOR+2.58%
   $100                    5.45%                              4.77%               6 month LIBOR+0.43%
    $50                    5.25%                              4.84%               6 month LIBOR+0.17%

The carrying values of cash, short-term investments and short-term debt in the balance sheet approximate their estimated fair values. The estimated fair values of other financial instruments outstanding follow:


                                                              2005                                      2004
                                             --------------------------------------    --------------------------------------
                                              Notional      Carrying        Fair        Notional      Carrying       Fair
                                               amount        Value         value         amount         value        value
                                             ----------    ----------    ----------    ----------    ----------    ----------
Long-term debt & current portion of
 long-term debt (a) ......................                 $   (2,070)   $   (2,103)                 $   (1,760)   $   (1,975)
Foreign currency principal swaps .........   $       83            (2)           (2)   $       72            (8)           (8)
Foreign currency forward exchange
 contracts ...............................           12             5             5           151            (5)           (5)
Fixed to floating interest rate swaps ....        1,080            12            12           975            50            50


----------

(a) Includes foreign currency denominated debt.

The estimated fair values of financial instruments were principally based on quoted market prices where such prices were available, and where unavailable, fair values were estimated based on comparable contracts, utilizing information obtained from established, independent providers. The fair value of foreign currency principal swaps, which related to the Japanese Yen, and foreign currency forward exchange contracts, which primarily related to the Euro, Pound Sterling , Japanese Yen and U.S. Dollar, were estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences. These contracts mature during 2006 through 2008.

RETIREMENT BENEFIT PLANS

Eaton has defined benefit pension plans and other postretirement benefit plans. Components of plan obligations and assets, and recorded assets (liabilities), follow:


                                                                                          Other postretirement
                                                            Pension benefits                    benefits
                                                       --------------------------      --------------------------
                                                          2005            2004            2005            2004
                                                       ----------      ----------      ----------      ----------
Changes in projected benefit obligation
Benefit obligation at beginning of year ..........     $   (2,601)     $   (2,304)     $     (896)     $     (937)
Service cost .....................................           (119)           (103)            (16)            (17)
Interest cost ....................................           (141)           (134)            (48)            (53)
Actuarial (loss) gain ............................           (190)           (165)              3              (5)
Benefits paid ....................................            206             188              97              99
Plan amendments ..................................             (1)             (7)              2              18
Foreign currency translation .....................             83             (55)
Business acquisitions ............................            (13)            (14)             (2)
Other ............................................             (6)             (7)            (13)             (1)
                                                       ----------      ----------      ----------      ----------
Benefit obligation at end of year ................         (2,782)         (2,601)           (873)           (896)
                                                       ----------      ----------      ----------      ----------

Change in plan assets
Fair value of plan assets at beginning of year ...          1,852           1,670
Actual return on plan assets .....................            204             194
Employer contributions ...........................             97             134              97              99
Benefits paid ....................................           (206)           (188)            (97)            (99)
Foreign currency translation .....................            (50)             34
Business acquisitions ............................             13               2
Other ............................................              6               6
                                                       ----------      ----------      ----------      ----------
Fair value of plan assets at end of year .........          1,916           1,852               0               0
                                                       ----------      ----------      ----------      ----------

Benefit obligation in excess of plan assets ......           (866)           (749)           (873)           (896)
Unrecognized net actuarial loss ..................          1,053           1,005             246             247
Unrecognized prior service cost ..................             23              26              (7)             (5)
Other ............................................              2               2               8               8
                                                       ----------      ----------      ----------      ----------

Net amount recognized ............................     $      212      $      284      $     (626)     $     (646)
                                                       ==========      ==========      ==========      ==========


Amounts recognized in the balance sheet consist of:


                                                                                          Other postretirement
                                                            Pension benefits                    benefits
                                                       --------------------------      --------------------------
                                                          2005            2004            2005            2004
                                                       ----------      ----------      ----------      ----------
Accrued asset ....................................     $        4      $       29
Accrued liability ................................           (632)           (488)     $     (626)     $     (646)
Intangible asset .................................             23              26
Accumulated other comprehensive loss .............            817             717
                                                       ----------      ----------      ----------      ----------
Net amount recognized ............................     $      212      $      284      $     (626)     $     (646)
                                                       ==========      ==========      ==========      ==========


PENSION PLANS

SFAS No. 87 requires recognition of a minimum liability for those pension plans with accumulated benefit obligations in excess of the fair values of plan assets at the end of the year. Accordingly, in 2005, 2004 and 2003, Eaton recorded non-cash charges in Accumulated other comprehensive loss in Shareholders' equity of $100, $73 and $27, respectively, ($64, $48, and $17 after-tax, respectively) related to the additional minimum liability for certain underfunded pension plans. Pension funding requirements are not affected by the recording of these charges.

The total accumulated benefit obligation for all pension plans at December 31, 2005 was $2,544 and at year-end 2004 was $2,329. The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

                                           2005           2004
                                        ----------     ----------
Projected benefit obligation ......     $    2,771     $    2,523
Accumulated benefit obligation ....          2,533          2,260
Fair value of plan assets .........          1,902          1,773


The measurement date for all pension plans is November 30. Assumptions used to determine pension benefit obligations at year-end follow:


                                                                        United States & non-United
                                                                         States plans (weighted-
                                           United States plans                   average)
                                        --------------------------      --------------------------
                                           2005            2004            2005            2004
                                        ----------      ----------      ----------      ----------
Discount rate .....................           5.75%           6.00%           5.51%           5.81%
Rate of compensation increase .....           3.50%           3.50%           3.67%           3.60%


United States pension plans represent 70% and 69% of the benefit obligation in 2005 and 2004, respectively.


The components of pension benefit cost follow:


                                           2005            2004            2003
                                        ----------      ----------      ----------
Service cost ......................     $     (119)     $     (103)     $      (96)
Interest cost .....................           (141)           (134)           (129)
Expected return on plan assets ....            166             179             181
Other .............................            (49)            (26)             (7)
                                        ----------      ----------      ----------
                                              (143)            (84)            (51)
Curtailment loss ..................             (1)             (2)             (1)
Settlement loss ...................            (34)            (31)            (34)
                                        ----------      ----------      ----------
                                        $     (178)     $     (117)     $      (86)
                                        ==========      ==========      ==========


Assumptions used to determine net periodic pension cost for the years ended December 31 follow:


                                                                                  United States & non-United States
                                                United States plans                    plans (weighted-average)
                                      --------------------------------------    --------------------------------------
                                         2005          2004          2003          2005          2004          2003
                                      ----------    ----------    ----------    ----------    ----------    ----------
Discount rate .....................         6.00%         6.25%         6.75%         5.81%         6.11%         6.53%
Expected long-term return on plan
 assets ...........................         8.75%         8.75%         8.75%         8.41%         8.50%         8.71%
Rate of compensation increase .....         3.50%         3.50%         3.75%         3.60%         3.60%         3.73%


The expected long-term rate of return on pension plan assets was determined separately for each country and reflects long-term historical data, with greater weight given to recent years, and takes into account each plan's target asset allocation.

The weighted-average pension plan asset allocations by asset category at December 31, 2005 and 2004 are as follows:


                                           2005            2004
                                        ----------      ----------
Equity securities .................             79%             80%
Debt securities ...................             18%             19%
Other .............................              3%              1%
                                        ----------      ----------
                                               100%            100%
                                        ==========      ==========


Investment policies and strategies are developed on a country specific basis. The United States plan represents 71% of worldwide pension assets and its target allocation is 85% diversified equity, 12% United States Treasury Inflation-Protected Securities, and 3% cash equivalents. The United Kingdom plan represents 23% of worldwide pension assets and its target allocation is 70% diversified equity securities and 30% United Kingdom Government Bonds.

In 2006, Eaton expects to contribute $146 to pension plans, primarily consisting of a voluntary contribution of $100 in the United States, which was announced in January 2006, and a $13 voluntary contribution in the United Kingdom. In 2005, Eaton made pension contributions of $97, which included voluntary contributions of $50 in the United States and $14 in the United Kingdom, as well as other contributions of $33. In 2004, the Company made pension contributions of $134, which included voluntary contributions of $75 in the United States and $18 in the United Kingdom, as well as other contributions of $41.

At December 31, 2005, expected pension benefit payments for each of the next five years and the five years thereafter in the aggregate are $167 in 2006, $175 in 2007, $189 in 2008, $198 in 2009, $205 in 2010, and $1,185 in 2011-2015.

The Company also has various defined-contribution benefit plans, primarily consisting of the Eaton Savings Plan in the United States. Total contributions related to these plans charged to expense were $48 in 2005, $44 in 2004, and $40 in 2003.

OTHER POSTRETIREMENT BENEFIT PLANS

The components of other postretirement benefits cost follow:


                                           2005            2004            2003
                                        ----------      ----------      ----------
Service cost ......................     $      (16)     $      (17)     $      (15)
Interest cost .....................            (48)            (53)            (56)
Other .............................            (10)             (9)             (9)
                                        ----------      ----------      ----------
                                               (74)            (79)            (80)
Curtailment loss ..................                             (1)
                                        ----------      ----------      ----------
                                        $      (74)     $      (80)     $      (80)
                                        ==========      ==========      ==========


The measurement date for all other postretirement benefit plans is November 30. Assumptions used to determine other postretirement benefit obligations and cost follow:


                                                                         2005            2004            2003
                                                                      ----------      ----------      ----------
Assumptions used to determine benefit obligation at year-end
Discount rate ...................................................           5.75%           6.00%           6.25%
Health care cost trend rate assumed for next year ...............           9.60%          10.00%           9.00%
Ultimate health care cost trend rate ............................           4.75%           4.75%           5.00%
Year ultimate health care cost trend rate is achieved ...........           2014            2014            2007

Assumptions used to determine cost
Discount rate ...................................................           6.00%           6.25%           6.75%
Initial health care cost trend rate .............................          10.00%           9.00%          10.00%
Ultimate health care cost trend rate ............................           4.75%           5.00%           5.00%
Year ultimate health care cost trend rate is achieved ...........           2014            2007            2007


Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:


                                                                1% Increase       1% Decrease
                                                               -------------     --------------
Effect on total of service and interest cost.............      $           1     $           (1)
Effect on other postretirement benefit obligation........                 23                (20)


The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the
Act) was passed on December 8, 2003. The Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide actuarially equivalent prescription plans. Eaton recognized the initial effect of the Act in 2004. At that time, the accumulated postretirement benefit obligation decreased by $51, with an offsetting change in unrecognized net actuarial loss. The reduction was attributable to the Federal subsidy and an expected reduction in the number of retirees electing coverage under the Company's other postretirement benefit plans. In addition, the Act reduced 2004 net periodic other postretirement benefit costs by $6. In January 2005, final guidance was issued to plan sponsors regarding the determination of actuarial equivalence. Based on this guidance, the Company will continue to qualify for the retiree drug subsidy. The final guidance further reduced Eaton's accumulated postretirement benefit obligation by $60 in 2005, with an offsetting change in unrecognized net actuarial loss, and reduced 2005 net periodic other postretirement benefit costs by an additional $7. The reduction in the accumulated postretirement benefit obligation and ongoing net periodic cost did not require a modification or amendment of the Company's benefit plans. However, if certain plans were amended, the Act could further reduce both the accumulated postretirement benefit obligation and ongoing net periodic cost.

At December 31, 2005, expected other postretirement benefit payments for each of the next five years and the five years thereafter in the aggregate are $97 in 2006, $98 in 2007, $97 in 2008, $95 in 2009, $94 in 2010, and $425 in 2011-2015.
The expected subsidy receipts related to the Act that are included in the other postretirement benefit payments listed above for each of the next five years and the five years thereafter in the aggregate are $8 in 2006, $9 in 2007 and 2008, $10 in 2009 and 2010, and $53 in 2011-2015.

PROTECTION OF THE ENVIRONMENT

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

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2005 and 2004, the balance sheet included a liability for these costs of $75 and $69, respectively.

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

SHAREHOLDERS' EQUITY

There are 300 million Common Shares authorized ($.50 par value per share), 148.5 million of which were issued and outstanding at year-end 2005. At December 31, 2005, there were 9,265 holders of record of Common Shares. Additionally, 21,109 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP) and Eaton Personal Investment Plan (EPIP).

On April 18, 2005, Eaton's Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. In second quarter 2005, 3.38 million shares were repurchased in the open market at a total cost of $200. No shares were repurchased in the third or fourth quarters of 2005. The remainder of the shares are expected to be repurchased over time, depending on market conditions, share price, capital levels and other considerations.

During first quarter 2005, Eaton repurchased 3.63 million Common Shares in the open market at a total cost of $250. This completed the plan announced on January 24, 2005 to repurchase $250 of shares to help offset dilution from shares issued during 2004 from the exercise of stock options.

During first quarter 2004, Eaton repurchased 4.2 million Common Shares in the open market at a total cost of $250. This completed the plan announced on January 21, 2004 to repurchase 4.2 million shares to help offset dilution from shares issued during 2003 from the exercise of stock options.

In June 2003, Eaton sold 7.4 million shares for net proceeds of $296, which were used to pay down commercial paper and for general corporate purposes.

Eaton has plans that permit certain employees and directors to defer a portion of their compensation. The Company has deposited $32 of Common Shares and marketable securities into a trust at December 31, 2005 to fund a portion of these liabilities. The marketable securities are included in Other assets and the Common Shares are included in Shareholders' equity at historical cost.

STOCK OPTIONS

Under various plans, stock options have been granted to certain employees and directors to purchase Common Shares at prices equal to fair market value on the date of grant. Substantially all of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant.

During 1997 and 1998, Eaton granted special performance-vested stock options with a 10-year vesting term in lieu of more standard employee stock options. These options have a provision for accelerated vesting if and when the Company achieves certain net income and Common Share price targets. If the targets are not achieved, these options become exercisable 10 days before the expiration of their 10-year term. As of December 31, 2005, 2.4 million special performance-vested stock options were outstanding of which .5 million were exercisable.

A summary of stock option activity follows (shares in millions):


                                                        2005                           2004                          2003
                                             -------------------------      -------------------------      ------------------------
                                              Average                        Average                        Average
                                             price per                      price per                      price per
                                               option        Options          option        Options          option       Options
                                             ----------     ----------      ----------     ----------      ----------    ----------
Outstanding January 1 ..................     $    37.97           14.7      $    33.22           17.2      $    31.70          19.2
Granted ................................          68.09            2.2           59.12            2.4           35.46           2.6
Exercised ..............................          32.78           (2.2)          30.78           (4.6)          27.43          (4.2)
Canceled ...............................          56.07            (.3)          41.34            (.3)          35.28           (.4)
                                                            ----------                     ----------                    ----------
Outstanding December 31 ................     $    42.95           14.4      $    37.97           14.7      $    33.22          17.2
                                                            ==========                     ==========                    ==========

Exercisable December 31 ................     $    36.95            8.3      $    33.65            8.2      $    31.50          10.5

Reserved for future grants December 31 .                           6.9                            9.0                           4.0


The following table summarizes information about stock options outstanding and exercisable at December 31, 2005 (shares in millions):


                                                  Options outstanding                    Options exercisable
                                        -----------------------------------------     -------------------------
                                                        Weighted-
                                                         average       Weighted-                     Weighted-
                                                        remaining       average                       average
                                                       contractual      exercise                      exercise
Range of exercise prices per option      Options       life (years)      price         Options         price
-----------------------------------     ----------     ------------    ----------     ----------     ----------
$22.81 ............................             .2               .1    $    22.81             .2     $    22.81
29.44 -- $30.91 ...................            4.3              2.3         30.81            2.9          30.76
31.93 -- 39.68 ....................            4.1              5.3         36.17            3.0          36.10
40.58 -- 40.60 ....................            1.4              6.0         40.60            1.3          40.60
40.98 -- 47.88 ....................             .2              5.3         43.09             .2          43.08
59.07..............................            2.1              8.2         59.07             .6          59.07
59.11 -- 67.55 ....................             .1              8.8         63.35             .1          63.75
68.22 -- 71.82 ....................            2.0              9.2         68.24
                                        ----------                                    ----------
                                              14.4                                           8.3
                                        ==========                                    ==========


Eaton has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If the Company accounted for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:


                                                                    2005            2004            2003
                                                                 ----------      ----------      ----------
Net income
As reported ................................................     $      805      $      648      $      386
Stock-based compensation expense, net of income taxes ......            (18)            (13)            (11)
                                                                 ----------      ----------      ----------
Assuming fair-value-based method ...........................     $      787      $      635      $      375
                                                                 ==========      ==========      ==========

Net income per Common Share assuming dilution
As reported ................................................     $     5.23      $     4.13      $     2.56
Stock-based compensation expense, net of income taxes ......           (.12)           (.08)           (.08)
                                                                 ----------      ----------      ----------

Assuming fair-value-based method ...........................     $     5.11      $     4.05      $     2.48
                                                                 ==========      ==========      ==========


Net income per Common Share basic
As reported ................................................     $     5.36      $     4.24      $     2.61
Stock-based compensation expense, net of income taxes ......           (.12)           (.09)           (.08)
                                                                 ----------      ----------      ----------

Assuming fair-value-based method ...........................     $     5.24      $     4.15      $     2.53
                                                                 ==========      ==========      ==========

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:


                                                                                       2005            2004            2003
                                                                                   ------------    ------------    ------------
Dividend yield .................................................................            2.0%            2.5%            2.5%
Expected volatility ............................................................             27%             28%             28%
Risk-free interest rate ........................................................    3.7% to 4.4%    3.1% to 3.8%    2.2% to 3.5%
Expected option life in years ..................................................              5               5               5
Weighted-average per share fair value of options granted during the year .......   $      16.73    $      13.29    $       7.84


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Statement of Consolidated Shareholders' Equity follow:


                                                                                                              2005          2004
                                                                                                           ----------    ----------
Foreign currency translation adjustments and related hedging instruments (net of income tax benefits
   of $6 in 2005 and $39 in 2004) ..................................................................       $     (117)   $      (64)
Deferred gain (loss) on cash flow hedges (net of income taxes of $2 in 2005 and income tax benefits
   of $1 in 2004) ..................................................................................                4            (2)
Minimum pension liability adjustment (net of income tax benefits of $281 in 2005 and $245
   in 2004) ........................................................................................             (536)         (472)
                                                                                                           ----------    ----------
                                                                                                           $     (649)   $     (538)
                                                                                                           ==========    ==========


A discussion of the minimum pension liability adjustment is included in the "Retirement Benefit Plans" Note above.


INCOME TAXES

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


                                               Income before income taxes
                                        ----------------------------------------
                                           2005           2004           2003
                                        ----------     ----------     ----------
United States .....................     $      208     $      124     $       78
Non-United States .................            788            657            430
                                        ----------     ----------     ----------

                                        $      996     $      781     $      508
                                        ==========     ==========     ==========


                                                    Income tax expense
                                        ------------------------------------------
                                           2005            2004            2003
                                        ----------      ----------      ----------
Current
United States
   Federal ........................     $       72      $      131      $       97
   State & local ..................              3               5              17
Non-United States .................            140             128              70
                                        ----------      ----------      ----------
                                               215             264             184
                                        ----------      ----------      ----------

Deferred
United States .....................             (9)           (131)            (67)
Non-United States .................            (15)                              5
                                        ----------      ----------      ----------
                                               (24)           (131)            (62)
                                        ----------      ----------      ----------
                                        $      191      $      133      $      122
                                        ==========      ==========      ==========

Reconciliations of income taxes from the United States Federal statutory rate to the effective income tax rate follow:


                                                                                          2005             2004           2003
                                                                                       ----------       ----------     ----------
Income taxes at the United States statutory rate ....................................        35.0%            35.0%          35.0%
United States state & local income taxes ............................................          .4%              .6%           3.2%
Other United States-net .............................................................        (3.6%)           (5.1%)         (1.4%)
Non-United States operations (earnings taxed at other than United States tax rate) ..       (12.6%)          (13.5%)        (12.8%)
                                                                                       ----------       ----------     ----------
                                                                                             19.2%            17.0%          24.0%
                                                                                       ==========       ==========     ==========


In fourth quarter 2004, Eaton recorded an income tax benefit of $30 resulting from the favorable resolution of multiple international and United States income tax items. This income tax benefit reduced the effective income tax rate for full year 2004 from 20.8% to 17.0%.

Eaton has manufacturing operations in Puerto Rico that operate under certain United States tax law incentives related to the repatriation of earnings that will not be available after 2005. Income tax credits claimed under these incentives were $33 in 2005 and 2004, and $32 in 2003. Management believes the elimination of these repatriation laws will not have an adverse impact on the Company's effective income tax rate.

Significant components of current and long-term deferred income taxes follow:


                                                                            2005                           2004
                                                                 --------------------------      --------------------------
                                                                                   Long-                           Long-
                                                                   Current          term           Current          term
                                                                   assets          assets          assets          assets
                                                                 ----------      ----------      ----------      ----------
Accruals & other adjustments
   Employee benefits .......................................     $       85      $      470      $       57      $      427
   Depreciation & amortization .............................                           (288)             (5)           (279)
   Other accruals & adjustments ............................            147              52             161              80
Other items ................................................             14              11               3               8
United States Federal income tax credit carryforwards ......                            110                              86
United States Federal tax loss carryforwards ...............                              1                               7
United States state & local tax loss carryforwards
   and tax credit carryforwards ............................                             91                              82
Non-United States tax loss carryforwards ...................                             92                              80
Valuation allowance ........................................             (3)           (187)                           (162)
                                                                 ----------      ----------      ----------      ----------
                                                                 $      243      $      352      $      216      $      329
                                                                 ==========      ==========      ==========      ==========


At the end of 2005, United States Federal income tax credit carryforwards of $110 were available to reduce future Federal income tax liabilities. These credits include $57 that expire in 2021 through 2025, and $53 of which are not subject to expiration. A valuation allowance of $9 has been recorded for these income tax credit carryforwards. United States state and local tax loss carryforwards with a future tax benefit of $61 are also available at the end of 2005. Their expiration dates are $9 in 2006 through 2011, $12 in 2012 through 2016, $23 in 2017 through 2021, and $17 in 2022 through 2026. A full valuation allowance has been recorded for these state and local tax loss carryforwards. There are also United States state and local tax credit carryforwards with a future tax benefit of $30 available at the end of 2005. Their expiration dates are $4 in 2006 through 2011, $15 in 2012 through 2016, $8 in 2017 through 2021, and $3 in 2022 through 2026. A valuation allowance of $29 has been recorded for the state and local tax credit carryforwards. A valuation allowance of $9 has also been recorded for certain other state and local deferred income tax assets.

At December 31, 2005, certain non-United States subsidiaries had tax loss carryforwards aggregating $302 that are available to offset future taxable income. Carryforwards of $83 expire at various dates from 2006 through 2015 and the balance have no expiration date. A deferred tax asset of $92 has been recorded for these tax loss carryforwards and a valuation allowance of $82 has also been recorded for these tax loss carryforwards.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $2,011 at December 31, 2005, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provided for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in 2005. In fourth quarter 2005, Eaton recorded income tax expense of $3 for the repatriation of $66 of foreign earnings under the Act.

Worldwide income tax payments were $171 in 2005, $161 in 2004 and $137 in 2003.

OTHER INFORMATION

ACCOUNTS RECEIVABLE

Accounts receivable were net of an allowance for doubtful accounts of $21 and $32 at December 31, 2005 and 2004, respectively.

INVENTORIES

The components of inventories follow:


                                           2005            2004
                                        ----------      ----------
Raw materials .....................     $      469      $      398
Work-in-process ...................            265             206
Finished goods ....................            442             412
                                        ----------      ----------
Inventories at FIFO ...............          1,176           1,016
Excess of FIFO over LIFO cost .....            (77)            (50)
                                        ----------      ----------
                                        $    1,099      $      966
                                        ==========      ==========


Inventories at FIFO accounted for using the LIFO method were 51% and 56% at the end of 2005 and 2004, respectively.

WARRANTY LIABILITIES

A summary of the current and long-term liabilities for warranties follows:


                                                2005            2004            2003
                                             ----------      ----------      ----------
Balance at the beginning of the year ...     $      152      $      125      $      127
Current year provision .................             93             108              81
Business acquisitions ..................              3              12
Claims paid/satisfied ..................            (87)            (94)            (82)
Other ..................................             (4)              1              (1)
                                             ----------      ----------      ----------
Balance at the end of the year .........     $      157      $      152      $      125
                                             ==========      ==========      ==========


LEASE COMMITMENTS

Eaton leases certain real properties and equipment. Minimum rental commitments under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate were $91 in 2006, $67 in 2007, $47 in 2008, $32 in 2009, $23 in
2010, and $34 thereafter.

Rental expense was $116 in 2005, $113 in 2004, and $115 in 2003.

NET INCOME PER COMMON SHARE

A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):


                                                                         2005           2004           2003
                                                                      ----------     ----------     ----------
Net income ......................................................     $      805     $      648     $      386
                                                                      ==========     ==========     ==========

Average number of Common Shares outstanding assuming dilution ...          154.0          157.1          150.5
Less dilutive effect of stock options ...........................            3.8            4.0            2.6
                                                                      ----------     ----------     ----------
Average number of Common Shares outstanding basic ...............          150.2          153.1          147.9
                                                                      ==========     ==========     ==========
Net income per Common Share
   Assuming dilution ............................................     $     5.23     $     4.13     $     2.56
   Basic ........................................................           5.36           4.24           2.61

BUSINESS SEGMENT & GEOGRAPHIC REGION INFORMATION

Eaton is a diversified industrial manufacturer having 2005 sales of $11.1 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The Company had 59,000 employees at the end of 2005 and sells products to customers in more than 125 countries. Major products included in each business segment and other information follows.

ELECTRICAL

Low and medium voltage power distribution and control products that meet ANSI/NEMA and IEC standards; a wide range of circuit breakers, and a variety of assemblies and components used in managing distribution of electricity to industrial, utility, light commercial, residential and OEM markets; drives, contactors, starters, power factor and harmonic correction; a wide range of sensors used for position sensing; a full range of operator interface hardware and software for interfacing with machines, and other motor control products used in the control and protection of electrical power distribution systems; a full range of AC and DC Uninterruptible Power Systems (UPS); power management software, remote monitoring, turnkey integration services and site support engineering services for electrical power and control systems

FLUID POWER

All pressure ranges of hose, fittings, adapters, couplings and other fluid power connectors; hydraulic pumps, motors, valves, cylinders, power steering units, tube connectors, fittings, transaxles and transmissions; electronic and hydraulic controls; electric motors and drives; filtration products and fluid-evaluation products and services; aerospace products and systems -- hydraulic and electrohydraulic pumps, and integrated system packages, hydraulic and electromechanical actuators, flap and slat systems, nose wheel steering systems, cockpit controls, power and load management systems, sensors, fluid debris monitoring products, illuminated displays, integrated displays and panels, relays, valves, sealing and pneumatic systems for large commercial aircraft and regional jets, products for aircraft engines, fuel systems, cabin air and de-icing systems, hydraulic systems, low-pressure airframe fuel systems, electromechanical actuation, air ducting, hydraulic and power generation, and fluid distribution systems for fuel, hydraulics and air; filtration systems, industrial equipment, clutches and brakes for industrial machines; golf grips and precision molded and extruded plastic products

TRUCK

Heavy-, medium-, and light-duty and agricultural mechanical transmissions; heavy- and medium-duty automated transmissions; heavy- and medium-duty clutches; and a variety of other products including gears and shafts, transfer boxes, gearshift mechanisms, rotors, electronic diagnostic equipment for commercial vehicles, and collision warning systems

AUTOMOTIVE

Engine valves, valve actuation components, engine displacement control components, advanced valvetrain systems to enhance fuel economy and emissions, cylinder heads, superchargers, superturbo compounding, limited slip and locking differentials, electronically controlled traction modification devices, precision gear forgings, compressor control clutches for mobile refrigeration, mirror actuators, transmission controls, on-board vapor recovery systems, fuel level senders, exhaust gas recirculation valves for heavy-duty engines, flow and pressure controls for direct injection diesel engines, turbocharger waste gate controls, and intake manifold control valves

OTHER INFORMATION

The principal markets for the Electrical segment are industrial, construction, commercial, automotive and government customers. These customers are generally concentrated in North America, Europe and Asia/Pacific; however, sales are made globally. Sales are made directly by Eaton and indirectly through distributors and manufacturers' representatives to such customers.

The principal markets for the Fluid Power, Truck and Automotive segments are original equipment manufacturers and after-market customers of off-highway agricultural and construction vehicles, industrial equipment, heavy-, medium-, and light-duty trucks, passenger cars, and customers involved with aerospace products and systems. These manufacturers are located globally and most sales of these products are made directly to such manufacturers.

No single customer represented more than 10% of net sales in 2005, 2004 or 2003. Sales from United States and Canadian operations to customers in foreign countries were $568 in 2005, $504 in 2004 and $437 in 2003 (5% of sales in 2005,
2004, and 2003).

The accounting policies of the business segments are generally the same as the policies described under "Accounting Policies" above, except that inventories and related cost of products sold of the segments are accounted for using the FIFO method and operating profit only reflects the service cost component related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties.

In accordance with SFAS No. 131, for purposes of business segment performance measurement, the Company does not allocate to the business segments items that are of a non-operating nature or corporate organizational and functional expenses of a governance nature. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

GEOGRAPHIC REGION INFORMATION

                                                         Segment
                                                        operating      Long-lived
                                        Net sales         profit         assets
                                        ----------      ----------     ----------
2005
United States .....................     $    7,699      $    1,021     $    1,191
Canada ............................            315              48             16
Europe ............................          2,147             114            533
Latin America .....................          1,036             136            298
Asia/Pacific ......................            797              80            137
Eliminations ......................           (879)
                                        ----------                     ----------
                                        $   11,115                     $    2,175
                                        ==========                     ==========

2004
United States .....................     $    6,843      $      780     $    1,215
Canada ............................            261              37             16
Europe ............................          1,990             150            547
Latin America .....................            774             107            244
Asia/Pacific ......................            679              79            125
Eliminations ......................           (730)
                                        ----------                     ----------
                                        $    9,817                     $    2,147
                                        ==========                     ==========

2003
United States .....................     $    5,758      $      546     $    1,264
Canada ............................            209              28             16
Europe ............................          1,581              94            491
Latin America .....................            516              65            205
Asia/Pacific ......................            504              64            100
Eliminations ......................           (507)
                                        ----------                     ----------
                                        $    8,061                     $    2,076
                                        ==========                     ==========


Net sales and segment operating profit are attributed to geographical regions based upon the location of the selling unit. Long-lived assets consist of property, plant and equipment-net.

Segment operating profit was reduced by restructuring charges as follows:


                                           2005            2004          2003
                                        ----------     ----------     ----------
United States .....................     $       17     $       22     $       22
Europe ............................              7             18             11
Latin America .....................              4
Asia/Pacific ......................              8              1              3
                                        ----------     ----------     ----------
                                        $       36     $       41     $       36
                                        ==========     ==========     ==========

BUSINESS SEGMENT INFORMATION


                                                               2005            2004            2003
                                                            ----------      ----------      ----------
Net sales
Electrical ............................................     $    3,758      $    3,072      $    2,313
Fluid Power ...........................................          3,240           3,098           2,786
Truck .................................................          2,288           1,800           1,272
Automotive ............................................          1,829           1,847           1,690
                                                            ----------      ----------      ----------
                                                            $   11,115      $    9,817      $    8,061
                                                            ==========      ==========      ==========

Operating profit
Electrical ............................................     $      375      $      243      $      158
Fluid Power ...........................................            339             338             247
Truck .................................................            453             329             168
Automotive ............................................            232             243             224

Corporate
Amortization of intangible assets .....................            (30)            (25)            (21)
Interest expense-net ..................................            (90)            (78)            (87)
Minority interest .....................................             (5)             (7)            (12)
Pension & other postretirement benefit expense ........           (120)            (75)            (52)
Provision to exit a business ..........................                            (15)
Other corporate expense--net ..........................           (158)           (172)           (117)
                                                            ----------      ----------      ----------
Income before income taxes ............................            996             781             508
Income taxes ..........................................            191             133             122
                                                            ----------      ----------      ----------
Net income ............................................     $      805      $      648      $      386
                                                            ==========      ==========      ==========


Income before income taxes was reduced by restructuring charges as follows:


                                           2005           2004           2003
                                        ----------     ----------     ----------
Electrical ........................     $       21     $       33     $       22
Fluid Power .......................              7              8             14
Truck .............................              4
Automotive ........................              4
Corporate .........................                                            1
                                        ----------     ----------     ----------

                                        $       36     $       41     $       37
                                        ==========     ==========     ==========


                                                          2005           2004           2003
                                                       ----------     ----------     ----------
Identifiable assets
Electrical .......................................     $    1,454     $    1,469     $    1,072
Fluid Power ......................................          1,787          1,527          1,422
Truck ............................................          1,064            940            690
Automotive .......................................            960            974            872
                                                       ----------     ----------     ----------
                                                            5,265          4,910          4,056
Goodwill .........................................          3,139          2,433          2,095
Other intangible assets ..........................            626            644            541
Corporate ........................................          1,188          1,088          1,531
                                                       ----------     ----------     ----------
Total assets .....................................     $   10,218     $    9,075     $    8,223
                                                       ==========     ==========     ==========

Expenditures for property, plant & equipment
Electrical .......................................     $       59     $       55     $       37
Fluid Power ......................................             76             83             60
Truck ............................................             99             90             71
Automotive .......................................            108             91             86
                                                       ----------     ----------     ----------
                                                              342            319            254
Corporate ........................................             21             11             19
                                                       ----------     ----------     ----------
                                                       $      363     $      330     $      273
                                                       ==========     ==========     ==========

Depreciation of property, plant & equipment
Electrical .......................................     $       84     $       83     $       80
Fluid Power ......................................             94             91             92
Truck ............................................             70             61             54
Automotive .......................................             89             84             77
                                                       ----------     ----------     ----------
                                                              337            319            303
Corporate ........................................             19             23             19
                                                       ----------     ----------     ----------
                                                       $      356     $      342     $      322
                                                       ==========     ==========     ==========

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
OPERATIONS

Dollars in millions, except for per share data (per share data assume dilution)

OVERVIEW OF THE COMPANY

Eaton is a diversified industrial manufacturer having 2005 sales of $11.1 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The principal markets for the Electrical segment are industrial, construction, commercial, automotive and government customers. The principal markets for the Fluid Power, Truck and Automotive segments are original equipment manufacturers and after-market customers of off-highway agricultural and construction vehicles, industrial equipment, passenger cars, heavy-, medium-, and light-duty trucks, and customers involved with aerospace products and systems. The Company had 59,000 employees at the end of 2005 and sells products to customers in more than 125 countries.

HIGHLIGHTS OF RESULTS FOR 2005

Eaton experienced strong economic conditions in 2005 in most of its end markets and posted record financial results, with the Electrical, Fluid Power and Truck business segments reporting improved performance during 2005 compared to 2004. Results of the Automotive segment were hurt by both the flat North American Automotive market and the lower European market. During 2005, Eaton continued to make progress towards key corporate goals of 1) accelerating organic growth by outgrowing end markets, 2) acquiring and integrating new businesses and 3) managing its capital.


                                                          2005            2004          Increase
                                                       ----------      ----------      ----------
Net sales ........................................     $   11,115      $    9,817              13%
Gross margin .....................................          3,103           2,735              13%
   Percent of net sales ..........................           27.9%           27.9%
Net income .......................................            805             648              24%
Net income per Common Share assuming dilution ....     $     5.23      $     4.13              27%
Return on Shareholders' equity ...................           22.2%           19.9%


Net sales in 2005 were a new record for Eaton, surpassing the previous record set in 2004. Sales growth of 13% in 2005 consisted of 7% from organic growth, 5% from acquisitions of businesses (primarily the full-year effect of the Powerware electrical power systems business acquired on June 9, 2004), and 1% from foreign exchange rates. Organic growth included 5% from end-market growth and 2% from outgrowing end markets.

Gross margin increased 13% in 2005 primarily due to sales growth, the benefits of integrating acquired businesses, continued productivity improvements driven by the Eaton Business System (EBS), and the full-year effect of the acquisition of Powerware. Improved gross margin in 2005 was also partially due to reduced restructuring charges in 2005. These improvements in gross margin were partially offset by higher pensions costs, and higher prices paid, primarily for basic metals, in 2005.

Net income and net income per Common Share assuming dilution for 2005 were also new records for Eaton, increasing 24% and 27%, respectively, over 2004. These improvements were primarily due to sales growth and other factors described above. The improvement in net income also reflected pretax expenses in 2004 of $15 to exit a business and a $13 contribution to the Eaton Charitable Fund, with no similar expenses recorded in 2005. These factors contributing to the increase in net income were partially offset by higher interest expense and a higher effective income tax rate in 2005. Earnings per share also benefited from lower average shares outstanding in 2005 compared to 2004, due to the repurchase of
7.01 million shares in 2005, at a total cost of $450.

In 2005, Eaton acquired various businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. These acquisitions are summarized below:

-- On December 6, 2005, Eaton acquired the aerospace division of PerkinElmer, Inc., a provider of sealing and pneumatic systems for large commercial aircraft and regional jets. This business had sales of $150 for the 12 months ended June 30, 2005 and is included in the Fluid Power segment.

-- On November 1, 2005, the Company acquired the aerospace fluid and air division of Cobham plc, a provider of low-pressure airframe fuel systems, electro-mechanical actuation, air ducting, hydraulic and power generation, and fluid distribution systems for fuel, hydraulics and air. This business had 2004 sales of $210 and is included in the Fluid Power segment.

-- On October 11, 2005, the Company acquired the assets of one of its suppliers, Pringle Electrical Manufacturing Company. This business manufactures bolted contact switches and other specialty switches and had 2004 sales of $6, with one-third of these sales to Eaton. This business is included in the Electrical segment.

-- On September 6, 2005, the industrial filtration business of Hayward Industries, Inc., which produces filtration systems for industrial and commercial customers, was acquired. This business had sales of $100 for the 12 months ended June 30, 2005 and is included in the Fluid Power segment.

-- On August 17, 2005, Tractech Holdings, Inc., a manufacturer of specialized differentials and clutch components for the commercial and specialty vehicle markets, was acquired. This business had 2004 sales of $43 and is included in the Automotive segment.

-- On June 30, 2005, Morestana S.A. de C.V. (Morestana), a Mexican producer of hydraulic lifters for automotive engine manufacturers and the automotive aftermarket, was acquired. This business had 2004 sales of $13 and is included in the Automotive segment.

-- On June 17, 2005, the Company formed a joint venture to manufacture medium-voltage switchgear components in southern China. Eaton has 51% ownership of the joint venture. This business is included in the Electrical segment.

-- On March 31, 2005, Eaton acquired Winner Group Holdings Ltd. (Winner), a producer of hydraulic hose fittings and adapters for the Chinese market. This business had 2004 sales of $26 and is included in the Fluid Power segment.

-- On March 1, 2005, Pigozzi S.A. Engrenagens e Transmissoes (Pigozzi), a Brazilian agricultural powertrain business that produces transmissions, rotors and other drivetrain components, was acquired. This business had 2004 sales of $42 and is included in the Truck segment.

Total debt of $2,464 at the end of 2005 increased $691 from $1,773 at year-end 2004. The increase was primarily due to the $381 increase in short-term debt, primarily commercial paper, and the issuance of $393 of long-term notes and debentures. The proceeds from the issuance of long-term debt and commercial paper were used as part of the financing for the purchase price of businesses acquired in 2005, which had a combined cash price of $911, and for the repurchase of 7.01 million Common Shares during the first half of 2005 at a total cost of $450. The net-debt-to-capital ratio was 36.0% at the end of 2005 compared to 29.1% at year-end 2004. The increase in this ratio reflected the $651 increase in net debt (total debt less cash and short-term investments), offset by the $172 increase in Shareholders' equity. Shareholders' equity of $3,778 was a new record, increasing from $3,606 at year-end 2004, primarily the result of net income of $805 in 2005, partially offset by the repurchase of 7.01 million Common Shares at a total cost of $450, as discussed above, and cash dividends paid of $184.

Cash generated from operating activities of $1,135 in 2005 was a new record for Eaton, increasing by $297 over cash generated from operating activities of $838 in 2004. The increase was primarily due to higher net income in 2005, which rose $157 in 2005 over 2004, and also included a $50 contribution to the Company's United States qualified pension plan in 2005, which was lower than a similar contribution of $75 in 2004. Cash and short-term investments totaled $336 at the end of 2005, up $40 from $296 at year-end 2004.

Net working capital of $610 at the end of 2005 decreased by $305 from $915 at year-end 2004. The decrease was primarily due to the $381 increase in short-term debt as described above and a $214 increase in current portion of long-term debt, which reflected the reclassification of certain long-term debt that will mature in 2006 to current liabilities. These decreases in working capital were partially offset by increases in accounts receivable due to higher sales in 2005 and in inventories due to high levels of inventory related to acquisitions of businesses completed during 2005 and purchases of additional inventory to guard against basic metals shortages. The current ratio was 1.2 at the end of 2005 and
1.4 at year-end 2004.

In light of its strong results and future prospects, on January 23, 2006, Eaton announced that it was taking the following actions:

-- Increasing the quarterly dividend on its Common Shares by 13%, from $.31 per share to $.35 per share, effective for the February 2006 dividend

-- Making a voluntary contribution of $100 to its qualified pension plan in the United States

RESULTS OF OPERATIONS -- 2005 COMPARED TO 2004


                                                          2005            2004          Increase
                                                       ----------      ----------      ----------
Net sales ........................................     $   11,115      $    9,817              13%
Gross margin .....................................          3,103           2,735              13%
   Percent of net sales ..........................           27.9%           27.9%
Net income .......................................            805             648              24%
Net income per Common Share assuming dilution ....     $     5.23      $     4.13              27%


Sales for 2005 grew 13% compared to 2004 and were a record for Eaton. Sales growth in 2005 consisted of 7% from organic growth, 5% from acquisitions of businesses (primarily the full-year effect of the Powerware electrical power systems business acquired on June 9, 2004), and 1% from foreign exchange rates. Organic growth of 7% was comprised of 5% growth in Eaton's end markets and 2% from outgrowing end markets.

Gross margin increased 13% in 2005, primarily due to sales growth, the benefits of integrating acquired businesses, continued productivity improvements driven by the Eaton Business System (EBS), and the full-year effect of the acquisition of Powerware. Improved gross margin in 2005 was also partially due to reduced restructuring charges in 2005, which were $36 compared to $41 in 2004. These increases in gross margin were partially offset by higher pension costs and higher prices paid, primarily for basic metals, in 2005.

RESULTS BY GEOGRAPHIC REGION


                                     Net sales                               Operating profit                  Operating margin
                       ---------------------------------------    ------------------------------------     ------------------------
                                                                                             Increase
                          2005          2004         Increase        2005         2004      (Decrease)        2005          2004
                       ----------    ----------     ----------    ----------   ----------   ----------     ----------    ----------
United States ......   $    7,699    $    6,843             13%   $    1,021   $      780           31%          13.3%         11.4%
Canada .............          315           261             21%           48           37           30%          15.2%         14.2%
Europe .............        2,147         1,990              8%          114          150          (24%)          5.3%          7.5%
Latin America ......        1,036           774             34%          136          107           27%          13.1%         13.8%
Asia/Pacific .......          797           679             17%           80           79            1%          10.0%         11.6%
Eliminations .......         (879)         (730)
                       ----------    ----------
                       $   11,115    $    9,817             13%
                       ==========    ==========


Growth in sales in the United States of 13% was due to higher sales in Electrical, which included the full-year effect of the acquisition of Powerware; sharply higher sales in Truck due to strong end market demand; and, to a lesser extent, increased sales in Fluid Power, which included sales of the aerospace division of PerkinElmer, Inc., the aerospace fluid and air division of Cobham plc, and the industrial filtration business of Hayward Industries, Inc., all of which were acquired in the second half of 2005. These increases in sales were partially offset by a sales reduction in Automotive. The 31% increase in operating profit in the United States was primarily the result of strong sales in Truck; higher profit of Electrical, including the full-year effect of the acquisition of Powerware; the benefits of integrating acquired businesses; and, to a lesser extent, increased profit of Fluid Power and Automotive.

In Canada, growth of 21% in sales and 30% in operating profit were due to the full-year effect of the acquisition of Powerware and improved results in other Electrical businesses.

Sales growth in Europe of 8% was due to higher sales in Electrical, largely the result of the full-year effect of the acquisition of Powerware; and, to a lesser extent, growth in Fluid Power, which included sales of the aerospace fluid and air division of Cobham plc, as well as growth in Automotive and Truck. Lower operating profit of 24% in Europe was primarily the result of a significant reduction in revenues in Fluid Power's automotive fluid connectors business, and reduced profit of Automotive, which included costs incurred in the fourth quarter to start-up new facilities in Eastern Europe.

In Latin America, growth of 34% in sales and 27% in operating profit were largely due to significantly higher sales in Truck, which included the Pigozzi agricultural powertrain business acquired in March 2005; and, to a lesser extent, higher sales in Electrical, including the full-year effect of the acquisition of Powerware, and sales growth in Automotive, which included the Morestana hydraulic lifters business acquired in June 2005.

Growth of 17% in sales of Asia/Pacific was due to the full-year effect of the acquisition of Powerware and higher sales of Fluid Power, which included the Winner hydraulics business acquired in March 2005. The 1% increase in operating profit primarily related to the full-year effect of the acquisition of Powerware and improved results of Fluid Power, partially offset by lower profit in Automotive and by start-up losses related to new operations of Truck.

OTHER RESULTS OF OPERATIONS

In 2005 and 2004, Eaton incurred restructuring charges related to the integration of primarily the following acquisitions: Powerware, the electrical power systems business acquired in June 2004; the electrical division of Delta plc acquired in January 2003; several acquisitions in Fluid Power, including Winner, Walterscheid acquired in September 2004, and Boston Weatherhead acquired in November 2002; the Pigozzi agricultural powertrain business; and the Morestana automotive lifter business. A summary of these charges follows:


                                         2005         2004
                                      ----------   ----------
Electrical ........................   $       21   $       33
Fluid Power .......................            7            8
Truck .............................            4
Automotive ........................            4
                                      ----------   ----------
Pretax charges ....................   $       36   $       41
                                      ==========   ==========
After-tax charges .................   $       24   $       27
Per Common Share ..................   $      .15   $      .17

Restructuring charges in 2005 included $17 for the United States, $7 for Europe, $4 for Latin America and $8 for Asia/Pacific. Restructuring charges in 2004 included $22 for the United States, $18 for Europe and $1 for Asia/Pacific. The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment or were included in Other corporate expense-net, as appropriate.

Pretax income for 2005 was reduced by $55 ($35 after-tax, or $.23 per Common Share) compared to 2004 due to increased pension and other postretirement benefit expense in 2005. This primarily resulted from the effect of the lower discount rates used in determining pension and other postretirement benefit liabilities at year-end 2004, coupled with the impact of declines during 2000 through 2002 in the market related value of equity investments held by Eaton's pension plans. Increased costs for other postretirement benefit expense were partially offset by the effect of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, as further explained in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

Net interest expense of $90 in 2005 increased by $12 from $78 in 2004. The increase was primarily due to the $691 net increase in total debt at the end of 2005 compared to the end of 2004, and, to a lesser extent, the increase in the interest rate on short-term debt during 2005.

In December 2004, Eaton announced that it would exit its tire and refrigeration valve manufacturing business. The Company incurred charges of $15 ($10 after-tax, or $.06 per Common Share) principally for the write-down of fixed assets and workforce reductions. This business is in the Automotive segment. In the Statements of Consolidated Income and Business Segment Information, these charges were reported as a separate line item. This business was sold in March 2005.

In 2004, a charge of $13 was recorded for a contribution to the Eaton Charitable Fund ($8 after-tax, or $.05 per Common Share). In the Statements of Consolidated Income, the charge was included in Other (income) expense-net. In Business Segment Information, the charge was included in Other corporate expense-net.

The effective income tax rate for 2005 was 19.2% compared to 17.0% for 2004. The lower rate in 2004 was primarily due to an income tax benefit of $30 resulting from the favorable resolution in the fourth quarter of 2004 of multiple international and U.S. income tax issues. In fourth quarter 2005, Eaton recorded income tax expense of $3 for the repatriation of $66 of foreign earnings under the American Jobs Creation Act of 2004. This distribution does not change the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries and, therefore, no U.S. income tax provision has been recorded on the remaining amount of unremitted earnings. The change in the effective income tax rate in 2005 compared to 2004 is further explained in "Income Taxes" in the Notes to the Consolidated Financial Statements.

Net income and net income per Common Share assuming dilution for 2005 were new records for Eaton, increasing 24% and 27%, respectively, over 2004. These improvements were primarily due to sales growth and other factors described above. The improvement in net income also reflected pretax expenses in 2004 of $15 to exit a business and a $13 contribution to the Eaton Charitable Fund, with no similar expenses recorded in 2005. These improvements contributing to the increase in net income were partially offset by higher interest expense and a higher effective income tax rate in 2005. The increase in earnings per share also reflected lower average shares outstanding for periods in 2005 compared to 2004, due to the repurchase of 7.01 million shares in 2005, at a total cost of $450.

RESULTS BY BUSINESS SEGMENT

ELECTRICAL


                                           2005            2004          Increase
                                        ----------      ----------      ----------
Net sales .........................     $    3,758      $    3,072              22%
Operating profit ..................            375             243              54%
Operating margin ..................           10.0%            7.9%


Sales of the Electrical segment in 2005 reached record levels. Of the 22% sales increase, 11% was from acquisitions, 10% was due to volume growth, and 1% from foreign exchange rates. Acquisitions included the Powerware electrical power systems business acquired on June 9, 2004. Operating results for 2005 and 2004 include the results of Powerware from the date of acquisition. Volume growth of 10% in 2005 was driven by growth in end markets of approximately 3% and sales above end-market growth of an additional 7%.

Operating profit rose 54% in 2005, and was also a new record for this segment. The increase was largely due to growth in sales, continued productivity improvements, the full-year effect of the acquisition of Powerware, benefits of integrating Powerware, and favorable product mix. These improvements in operating profit were partially offset by higher prices paid, primarily for basic metals. The operating margin on overall sales growth was 19%. Increased sales from acquisitions generated a 6% operating margin. Increased sales from organic growth generated a 29% operating margin. The improved operating margin in 2005 also reflected reduced restructuring charges in 2005. Restructuring charges in 2005 were $21 compared to $33 in 2004, reducing operating margins by 0.6% in 2005 and 1.1% in 2004, and reducing the incremental profit margin by 1.7%. Restructuring charges in 2005 and 2004 related primarily to the integration of Powerware as well as the electrical division of Delta plc acquired in January 2003.

On October 11, 2005, Eaton acquired the assets of one of its suppliers, Pringle Electrical Manufacturing Company. This business manufactures bolted contact switches and other specialty switches and had 2004 sales of $6, with one-third of these sales to Eaton.

On June 17, 2005, Eaton signed an agreement to form a joint venture with Zhongshan Ming Yang Electrical Appliances Co., Ltd. to manufacture and market switchgear components in southern China. Eaton has 51% ownership of the joint venture, which is called Eaton Electrical (Zhongshan) Co., Ltd. The joint venture began operations in third quarter 2005.

On June 9, 2004, Eaton acquired Powerware Corporation, the power systems business of Invensys plc, for a final cash purchase price of $573, less cash acquired of $27. Powerware, based in Raleigh, North Carolina, is a supplier of Uninterruptible Power Systems (UPS), DC Power products and power quality services that had revenues of $775 for the year ended March 31, 2004. Powerware has operations in the United States, Canada, Europe, South America and Asia/Pacific that provide products and services utilized by computer manufacturers, industrial companies, governments, telecommunications firms, medical institutions, data centers and other businesses.

FLUID POWER


                                           2005            2004          Increase
                                        ----------      ----------      ----------
Net sales .........................     $    3,240      $    3,098               5%
Operating profit ..................            339             338              --
Operating margin ..................           10.5%           10.9%


Sales of the Fluid Power segment were at record levels in 2005. The increase in sales in 2005 over 2004 was due to acquisitions of businesses in 2005 and 2004 contributing 5%, with growth in end markets contributing another 3%, driven by strength in end markets for hydraulics and commercial aerospace, partially offset by weakness in end markets for defense aerospace and automotive fluid connectors. Sales in 2005 also reflected a significant sales decrease in the automotive fluid connector business reflecting the impact of expiring programs. Acquisitions in 2005 included the following businesses, which are described below: the aerospace operations of PerkinElmer, Inc. and the aerospace fluid and air division of Cobham plc; the industrial filtration business of Hayward Industries, Inc.; and the hydraulic hose fittings and adapters business in China of Winner Group Holdings Ltd. The sales increase also reflected the full-year effect of the acquisition of Walterscheid, a German manufacturer of hydraulic tube connectors and fittings, in September 2004. Growth in Fluid Power markets during 2005 was mixed, with global hydraulics shipments up 7%, commercial aerospace markets up 8%, defense aerospace markets down 7%, and European automotive production down 2%. Growth in the mobile and industrial hydraulics markets in 2005 slowed from 2004. In particular, agricultural equipment sales were sluggish due to a combination of drought conditions and reductions in farm income in several markets around the world.

Operating margins were helped by the operating profit of acquired businesses, which generated incremental profit of 13% on the sales contributed, benefits of restructuring actions to integrate acquired businesses, and continued productivity improvements. Operating profit and margins were also affected by the significant reduction in revenues in the automotive fluid connectors business, which had a 26% reduction in profits on the lost volume. Additional program costs within the aerospace business, slowing demand in the agricultural equipment sector, and higher prices paid, primarily for basic metals, also contributed to the lower operating margin. Restructuring charges in 2005 related to acquired businesses were $7 compared to $8 in 2004, reducing operating margins by 0.2% in 2005 and 0.3% in 2004. These restructuring charges related to the integration of recent acquisitions including Winner, Walterscheid acquired in September 2004, and Boston Weatherhead acquired in November 2002.

On December 6, 2005, Eaton acquired the aerospace division of PerkinElmer, Inc., which is a provider of sealing and pneumatic systems for large commercial aircraft and regional jets. This business had sales of $150 for the 12 months ended June 30, 2005.

On November 1, 2005, the Company acquired the aerospace fluid and air division of Cobham plc. This business provides low-pressure airframe fuel systems, electro-mechanical actuation, air ducting, hydraulic and power generation, and fluid distribution systems for fuel, hydraulics and air. This business had 2004 sales of $210.

On September 6, 2005, the industrial filtration business of Hayward Industries, Inc. was acquired. Hayward produces filtration systems for industrial and commercial customers. This business had sales of $100 for the 12 months ended June 30, 2005.

On March 31, 2005, Eaton acquired Winner Group Holdings Ltd., a producer of hydraulic hose fittings and adapters for the Chinese market. This business had 2004 sales of $26.

TRUCK


                                           2005            2004          Increase
                                        ----------      ----------      ----------
Net sales .........................     $    2,288      $    1,800              27%
Operating profit ..................            453             329              38%
Operating margin ..................           19.8%           18.3%

The Truck segment posted record sales in 2005, growing 27% compared to 2004. Of the sales increase in 2005, 21% was due to organic growth, 5% from foreign exchange rates, and 1% from the acquisition of Pigozzi, as described below. Organic growth was attributable to strong end-market demand, primarily in NAFTA heavy-duty truck production, which rose 27% in 2005 to 341,000 units. Other markets also grew in 2005, with NAFTA medium-duty truck production increasing 5% in 2005 compared to 2004, European truck production increasing 6%, and Brazilian vehicle production increasing 8%.

Operating profit, which grew 38% in 2005, and the operating margin of 19.8%, were also records for this segment. The incremental profit margin on the increased sales volume was 25% and also reflected the benefits of productivity improvements. These improvements in operating margin were offset by higher prices paid, primarily for basic metals. Operating profit in 2005 was also reduced by 0.2% due to restructuring charges of $4 related to the integration of Pigozzi.

On March 1, 2005, Pigozzi S.A. Engrenagens e Transmissoes, a Brazilian agricultural powertrain business that produces transmissions, rotors and other drivetrain components, was acquired. This business had 2004 sales of $42.

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

AUTOMOTIVE


                                           2005            2004         (Decrease)
                                        ----------      ----------      ----------
Net sales .........................     $    1,829      $    1,847              (1)%
Operating profit ..................            232             243              (5)%
Operating margin ..................           12.7%           13.2%


Sales of the Automotive segment decreased 1% in 2005. The reduction in sales reflected sales volume that was lower by 2% in 2005, offset by a 1% increase due to foreign exchange rates. Automotive production in 2005 for NAFTA was flat compared to 2004, and in Europe decreased 2% from 2004. The change in sales also reflected additional sales volume from the acquisitions in 2005 of Tractech Holdings, Inc. and Morestana S.A. de C.V , as described below, partially offset by the sale of the tire and refrigeration valve manufacturing business in March 2005.

The 5% decrease in operating profit in 2005 resulted from the sales reduction in 2005, costs incurred to start-up new facilities in Eastern Europe and to exit a product line, and $4 of restructuring charges related to the acquisition of Morestana described below. Operating profit in 2005 was helped by continued productivity improvements, but was also hurt by higher prices paid, primarily for basic metals. Restructuring charges related to the integration of Morestana reduced operating margin by 0.2% in 2005.

On August 17, 2005, Tractech Holdings, Inc., a manufacturer of specialized differentials and clutch components for the commercial and specialty vehicle markets, was acquired. This business had 2004 sales of $43.

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

CORPORATE

Net interest expense of $90 in 2005 increased by $12 from $78 in 2004. The increase was primarily due to the $691 net increase in total debt at the end of 2005 compared to the end of 2004, and, to a lesser extent, the increase in the interest rate on short-term debt during 2005.

Pension and other postretirement benefit expense included in corporate increased to $120 in 2005 from $75 in 2004. The increase primarily resulted from the effect of the lower discount rates used in determining pension and other postretirement benefit liabilities at year-end 2004, coupled with the impact of declines during 2000 through 2002 in the market related value of equity investments held by Eaton's pension plans. Increased costs for other postretirement benefit expense were partially offset by the effect of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, as further explained in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

In December 2004, Eaton announced that it would exit its tire and refrigeration valve manufacturing business. The Company incurred charges of $15 principally for the write-down of fixed assets and workforce reductions. This business was sold in March 2005.

Other corporate expense-net in 2005 was $158 compared to $172 for 2004. The reduction was largely attributable to a charge of $13 for contributions to the Eaton Charitable Fund that was recorded in 2004, with no similar expense in 2005.

CHANGES IN FINANCIAL CONDITION DURING 2005

Throughout 2005, Eaton maintained a focus on management of its capital. Net working capital of $610 at the end of 2005 decreased by $305 from $915 at year-end 2004. The decrease was primarily due to the $381 increase in short-term debt, primarily commercial paper, and the $214 increase in current portion of long-term debt. The increase in short-term debt was part of the financing for the purchase of business acquisitions completed in 2005 at a combined cash purchase price of $911. The increase in current portion of long-term debt was due to the reclassification of $229 of long-term debt that will mature in 2006 to current liabilities. These decreases in working capital were partially offset by increases of $173 in accounts receivable and $133 in inventories. Accounts receivable increased due to higher sales of $1.3 billion in 2005. Accounts receivable days outstanding were 56 days at the end of 2005, virtually unchanged from the end of 2004. Inventory days on hand at the end of 2005 increased to 47 days compared to 46 days at year-end 2004, primarily due to high levels of inventory related to acquisitions of businesses completed during 2005 and purchases of additional inventory to guard against basic metals shortages. The current ratio was 1.2 at the end of 2005 and 1.4 at year-end 2004. Cash and short-term investments totaled $336 at the end of 2005, up $40 from $296 at year-end 2004.

Cash generated from operating activities of $1,135 in 2005 was a new record for Eaton, increasing by $297 from $838 in 2004. The increase was primarily due to higher net income in 2005, which rose $157 in 2005 compared to 2004, and also included a $50 contribution to the Company's United States qualified pension plan in 2005, which was lower than a similar contribution of $75 in 2004. In January 2006, Eaton made an additional voluntary contribution of $100 to its United States qualified pension plan.

Total debt of $2,464 at the end of 2005 increased $691 from $1,773 at year-end 2004. The increase was primarily due to the $381 increase in short-term debt, primarily commercial paper, and the issuance of $393 of long-term notes and debentures. The proceeds from the issuance of long-term debt and commercial paper were used as part of the financing for the purchase price of business acquisitions completed in 2005, which had a combined cash purchase price of $911, and for the repurchase of 7.01 million Common Shares during the first half of 2005 at a total cost of $450. The net-debt-to-capital ratio was 36.0% at the end of 2005 compared to 29.1% at year-end 2004. The increase in this ratio reflected the $651 increase in net debt (total debt less cash and short-term investments), offset by the $172 increase in Shareholders' equity. Shareholders' equity of $3,778 was a new record, rising $172 from $3,606 at year-end 2004, primarily the result of net income of $805 in 2005, offset by the repurchase of
7.01 million Common Shares at a total cost of $450, as discussed above, and cash dividends paid of $184.

On June 14, 2005, Standard & Poor's raised the Company's long-term credit rating to "A" from "A-minus" and its commercial paper rating to "A-1" from "A-2", stating that improved operating performance at Eaton is expected to result in stronger cash flows. On August 30, 2005, Moody's affirmed Eaton's long-term debt rating but changed its outlook on Eaton's long-term debt to negative from stable citing the possibility of periodically elevated debt levels as the Company grows through acquisition.

On November 17, 2005, the Company issued Euro 100 million floating rate notes due November 2008. In June 2005, Eaton issued $100 of 5.25% Notes, which will mature in 2035, and $100 of 4.65% Notes, which will mature in 2015. On January 28, 2005, the Company issued $75 of 5.45% Senior Debentures, which will mature in 2034.

On April 18, 2005, Eaton's Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. In the second quarter, 3.38 million shares were repurchased at a total cost of $200. No shares were repurchased in the third or fourth quarters of 2005. The remainder of the shares are expected to be repurchased over time, depending on market conditions, share price, capital levels and other considerations.

During first quarter 2005, Eaton repurchased 3.63 million Common Shares at a total cost of $250. This completed the plan announced on January 24, 2005 to repurchase $250 of shares to help offset dilution from shares issued during 2004 from the exercise of stock options.

In March 2005, Eaton entered into a new $700 long-term revolving credit facility, which will expire in March 2010. Eaton has long-term revolving credit facilities of $1 billion, of which $300 will expire in May 2008 and the remaining $700 in March 2010.

OUTLOOK FOR 2006

As Eaton surveyed its end markets in mid-January 2006, it anticipated growth of approximately 3% for full year 2006. The Company expects to outgrow its end markets by well over 50%, and expects to also record approximately $475 of growth from the full-year impact of the eight acquisitions and one joint venture concluded in 2005. As a result, overall growth in sales in 2006 is expected to be approximately 10%. The Company's guidance for net income per Common Share for the full year of 2006 is $5.75 to $6.05, after restructuring charges to integrate recent acquisitions of $.20 per share. For the first quarter of 2006, Eaton anticipates net income per share of $1.20 to $1.30, after restructuring charges to integrate recent acquisitions of $.05 per share.

For 2006, in the Electrical segment, Eaton expects end markets to grow 4 to 5%, with the nonresidential electric markets becoming a more important source of growth than in 2005. For Fluid Power, Eaton expects end markets to also grow 4 to 5%, with growth in both the agricultural and construction equipment markets expected to be lower than in 2005, while industrial markets should have growth similar to 2005. The commercial aerospace market is expected to post significantly higher growth in 2006, while defense aerospace markets are expected to be flat. In the Truck segment, production of NAFTA heavy-duty trucks in 2005 totaled 341,000 units, and the Company believes that production in 2006 will likely stay at about the same level. For the Automotive segment, Eaton expects slightly weaker production in NAFTA and a slight increase in production in Europe.

On January 23, 2006, Eaton announced that it was beginning to implement its Excel 07 program. This program is a series of actions intended to address businesses that underperformed in 2005, or where activity in end markets is expected to decline over the next couple of years. The Company has not announced the bulk of the specific actions that will be taken throughout 2006, but they are expected to include the relocation of several product lines and manufacturing facilities. The guidance for net income per share for the first quarter of 2006 reflected in the first paragraph of this section includes estimated expenses of approximately $.10 per share, net of savings, related to the Excel 07 program.

FORWARD-LOOKING STATEMENTS

This Annual Report to Shareholders contains forward-looking statements concerning Eaton's first quarter 2006 and full year 2006 net income per Common Share, worldwide end markets, growth in relation to end markets, and growth from acquisitions and joint ventures. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

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

REVENUE RECOGNITION

Sales are recognized when products are shipped to unaffiliated customers, all significant risks of ownership have been transferred to the customer, title has transferred in accordance with shipping terms (FOB shipping point or FOB destination), the selling price is fixed and determinable, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Other revenues for service contracts are recognized as the services are provided.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" provides that goodwill and indefinite life intangible assets must be reviewed for impairment, in accordance with the specified methodology. Further, goodwill, intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2005, Eaton completed the annual impairment tests for goodwill and indefinite life intangible assets as required by SFAS No. 142. These tests confirmed that the fair value of the Company's reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized. Goodwill and other intangible assets totaled $3.8 billion at the end of 2005 and represented 37% of total assets. These assets resulted primarily from the 1999 $1.6 billion acquisition of Aeroquip-Vickers, Inc., a mobile and industrial hydraulics business, the 1994 $1.1 billion acquisition of the electrical distribution and controls business unit of Westinghouse, and the 2004 $573 acquisition of Powerware Corporation, the electrical power systems business. These businesses, as well as many of the Company's other recent business acquisitions, have a long history of operating success and profitability and hold significant market positions in the majority of their product lines. Their products are not subject to rapid technological or functional obsolescence. These factors, coupled with continuous strong product demand, support the recorded values of the goodwill and intangible assets related to acquired businesses.

DEFERRED INCOME TAX ASSETS & LIABILITIES

Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities, and for certain United States income tax credit carryforwards. Recorded deferred income tax assets and liabilities are described in detail in "Income Taxes" in the Notes to the Consolidated Financial Statements. Significant factors considered by management in the determination of the probability of the realization of deferred tax assets include historical operating results, expectations of future earnings and taxable income, and the extended period of time over which other postretirement health care liabilities will be paid. Management believes there is a low probability of the realization of deferred tax assets related to certain United States Federal income tax credit carryforwards, most United States state and local income tax loss carryforwards and tax credit carryforwards, and tax loss carryforwards at certain international operations. Therefore, a valuation allowance of $190 has been recognized for these deferred tax assets.

PENSION & OTHER POSTRETIREMENT BENEFIT PLANS

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

The discount rate for United States plans was determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, which was designed to match the discounted expected benefit payments. The bond data (rated "Aa" or better by Moody's Investor Services) was obtained from Bloomberg. Callable bonds with explicit call schedules were excluded and bonds with "make-whole" call provisions were included. In addition, a portion of the bonds were deemed outliers and excluded from consideration.

The discount rates for non-United States plans are appropriate for each region and are based on high quality long-term corporate and government bonds. Consideration has been given to the duration of the liabilities in each plan for selecting the bonds to be used in determining the discount rate.

At the end of 2005, certain key assumptions used to calculate pension and other postretirement benefit expense were adjusted, including the lowering of the assumed return on pension plan assets from 8.41% to 8.35% and the discount rate from 5.81% to 5.51%. At the end of 2004, the assumed return on pension plan assets was lowered from 8.50% to 8.41% and the discount rate from 6.11% to 5.81%.

The changes in these assumptions, coupled with the effect of the decline in market related value of equity investments held by Eaton's pension plans during 2000 through 2002, resulted in increased pretax pension and postretirement expense of $55 in 2005 compared to 2004. These changes increased pretax pension and other postretirement benefit expense $31 in 2004 compared to 2003, and are expected to result in increased pretax pension and other postretirement benefit expense of approximately $45 in 2006 over 2005.

A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $20 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $42 effect on pension expense. A 1-percentage point change in the discount rate is estimated to have approximately a $2 effect on expense for other postretirement benefit plans. Additional information related to changes in key assumptions used to recognize expense for other postretirement benefit plans is found in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

PROTECTION OF THE ENVIRONMENT

As a result of past operations, Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites.

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2005, the balance sheet included a liability for these costs of $75. All of these estimates are forward-looking statements and, given the inherent uncertainties in evaluating environmental exposures, actual results can differ from these estimates.

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

STOCK OPTIONS GRANTED TO EMPLOYEES & DIRECTORS

Stock options granted to employees and directors to purchase Common Shares are accounted for using the intrinsic-value-based method, as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation". Under this method, no compensation expense is recognized on the grant date, since on that date the option price equals the market price of the underlying shares.

Eaton has adopted the disclosure-only provisions of SFAS No. 123. If the Company recognized compensation expense for its stock options under the fair-value-based method of SFAS No. 123, net income per Common Share assuming dilution would have been reduced by $.12 in 2005, and $.08 in 2004 and 2003, as further described in "Shareholders' Equity" in the Notes to the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123(R). This Statement eliminates the alternative of using the intrinsic-value-based method of accounting for stock options that was provided in SFAS No. 123. The Statement requires entities to recognize the expense of employee and director services received in exchange for stock options, based on the grant date fair value of those awards. That expense will be recognized over the period the employee or director is required to provide service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission (SEC) published a rule that had the effect of allowing companies with fiscal years ending December 31 to delay the quarter in which they begin to expense stock options to first quarter 2006. Eaton will expense stock options beginning in first quarter 2006. The Company estimates that the adoption of SFAS No. 123(R) will reduce net income per Common Share assuming dilution in 2006 by approximately $.16.

OFF-BALANCE SHEET ARRANGEMENTS

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

Interest rate risk can be measured by calculating the near-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. A 100 basis point increase in short-term interest rates would increase the Company's net, pretax interest expense by approximately $14.

Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company's financial liabilities would change as a result of movements in interest rates. Based on a hypothetical, immediate 100 basis point decrease in interest rates at December 31, 2005, the market value of the Company's debt and interest rate swap portfolio, in aggregate, would increase by $89.

Foreign currency risk is the risk that Eaton will incur economic losses due to adverse changes in foreign currency exchange rates. The Company mitigates foreign currency risk by funding some investments in foreign markets through local currency financings. Such non-U.S. Dollar debt was $662 at December 31, 2005. To augment Eaton's non-U.S. Dollar debt portfolio, the Company also enters into forward foreign exchange contracts and foreign currency swaps from time to time to mitigate the risk of economic loss in its foreign investments due to adverse changes in exchange rates. At December 31, 2005, the aggregate balance of such contracts was $95. Eaton also monitors exposure to transactions denominated in currencies other than the functional currency of each country in which the Company operates, and periodically enters into forward contracts to mitigate that exposure. In the aggregate, Eaton's portfolio of forward contracts related to such transactions was not material to its financial position, results of operations or cash flows during 2005.

Other than the above noted debt and financial derivative arrangements, there were no material derivative instrument transactions in place or undertaken during 2005.

A summary of contractual obligations as of December 31, 2005 follows:


                                                                          2007            2009
                                                                           to              to            After
                                                          2006            2008            2010            2010           Total
                                                       ----------      ----------      ----------      ----------      ----------
Long-term debt ...................................     $      240      $      412      $       17      $    1,401      $    2,070
Interest expense related to long-term debt .......            136             223             208           1,130           1,697
Reduction of interest expense from
   interest rate swap agreements related
   to long-term debt .............................            (16)            (19)             (9)            (57)           (101)
Operating leases .................................             91             114              55              34             294
Purchase obligations .............................            318              73              40              20             451
Other long-term liabilities ......................            156              26              25              33             240
                                                       ----------      ----------      ----------      ----------      ----------
                                                       $      925      $      829      $      336      $    2,561      $    4,651
                                                       ==========      ==========      ==========      ==========      ==========

Long-term debt includes obligations under capital leases, which are not material. Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate related to the debt instrument, at December 31, 2005. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap, at December 31, 2005. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders and commitments under ongoing service arrangements. Other long-term liabilities include $146 of contributions to pension plans in 2006 and $94 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date. The table above does not include future expected pension benefit payments or expected other postretirement benefit payments for each of the next five years and the five years thereafter. Information related to the amounts of these future payments is described in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS -- 2004 COMPARED TO 2003


                                           2004            2003          Increase
                                        ----------      ----------      ----------
Net sales .........................     $    9,817      $    8,061              22%
Gross margin ......................          2,735           2,164              26%
   Percent of net sales ...........           27.9%           26.8%
Net income ........................            648             386              68%
Net income per Common
   Share assuming dilution ........     $     4.13      $     2.56              61%


Net sales in 2004 were at a record level for Eaton, surpassing the record set in 2003. Sales growth of 22% in 2004 consisted of 12% from organic growth, 7% from acquisitions of businesses, and 3% from foreign exchange rates. Organic growth consisted of 8% from end-market growth and 4% from outgrowing end markets.

Gross margin in 2004 increased primarily due to sales growth and the benefits of restructuring actions taken in recent years to improve profit performance of the Company. These increases were partially offset by higher prices paid, primarily for basic metals in 2004. The impact of higher metals costs, partially offset by increased selling prices to recover these higher costs, was a 1.0 percentage point reduction in gross margin. Gross margin was reduced by 0.4% in both 2004 and 2003 due to restructuring charges. Gross margin in 2004 increased compared to 2003 despite higher prices paid, primarily for basic metals, and the addition of the Powerware business, whose margins are currently lower than the rest of the Electrical segment.

RESULTS BY GEOGRAPHIC REGION


                                      Net sales                             Operating profit                  Operating margin
                       ---------------------------------------   -------------------------------------    ------------------------
                          2004          2003         Increase       2004         2003        Increase        2004          2003
                       ----------    ----------     ----------   ----------   ----------    ----------    ----------    ----------
United States ......   $    6,843    $    5,758             19%  $      780   $      546           43%          11.4%          9.5%
Canada .............          261           209             25%          37           28           32%          14.2%         13.4%
Europe .............        1,990         1,581             26%         150           94           60%           7.5%          6.0%
Latin America ......          774           516             50%         107           65           65%          13.8%         12.6%
Asia/Pacific .......          679           504             35%          79           64           23%          11.6%         12.7%
Eliminations .......         (730)         (507)
                       ----------    ----------
                       $    9,817    $    8,061             22%
                       ==========    ==========


Growth in sales of 19% in the United States was due to higher sales in Electrical, largely the result of the acquisition of Powerware in June 2004; significantly higher sales in Truck due to strong demand in many of Truck's markets; and, to a lesser extent, increased sales in Fluid Power and Automotive. The 43% increase in operating profit in the United States was primarily the result of strong sales in Truck; the acquisition of Powerware; the benefits of restructuring actions taken in recent years; and integration of recently acquired businesses.

In Canada, growth of 25% in sales and 32% in operating profit were due to the acquisition of Powerware and improved results in other Electrical businesses.

Sales growth of 26% in Europe was due to higher sales in Electrical, largely the result of the acquisition of Powerware; growth in Fluid Power, Automotive and Truck; and from foreign exchange rates. Higher operating profit in Europe of 60% was the result of increased sales and the benefits of restructuring actions taken in recent years that were reflected in improved returns in each of the Company's four business segments.

In Latin America, growth of 50% in sales and 65% in operating profit were due to higher sales in Truck, the acquisition of Powerware adding sales in Electrical, and, to a lesser extent, sales growth in Fluid Power and Automotive.

Growth of 35% in sales in Asia/Pacific was due to the acquisition of Powerware and the strong performance of Fluid Power and Truck. The 23% increase in operating profit in Asia/Pacific primarily related to the acquisition of Powerware and improved results of Fluid Power.

OTHER RESULTS OF OPERATIONS

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


                                         2004         2003
                                      ----------   ----------
Electrical ........................   $       33   $       22
Fluid Power .......................            8           14
                                      ----------   ----------
                                              41           36
Corporate .........................                         1
                                      ----------   ----------
Pretax charges ....................   $       41   $       37
                                      ==========   ==========
After-tax charges .................   $       27   $       24
Per Common Share ..................   $      .17   $      .16


Restructuring charges in 2004 included $22 for the United States, $18 for Europe and $1 for Asia/Pacific. Similar charges in 2003 included $23 for the United States, $11 for Europe and $3 for Asia/Pacific. The restructuring charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment or were included in Other corporate expense-net, as appropriate.

Pretax income for 2004 was reduced by $31 ($20 after-tax, or $.13 per Common Share) compared to 2003 due to increased pension and other postretirement benefit expense in 2004. This resulted from the effect of the lowering of discount rates associated with pension and other postretirement benefit liabilities at year-end 2003, coupled with the decline during 2000 through 2002 in the market related value of equity investments held by Eaton's pension plans. These increased costs were partially offset by the effect of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, as further explained in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

Net interest expense of $78 in 2004 fell by $9 from $87 in 2003. The decrease largely related to the $180 net reduction in total debt from the end of 2003 to the end of 2004, offset by a slight increase in the interest rates for short-term debt in 2004.

In December 2004, Eaton announced that it would exit its tire and refrigeration valve manufacturing business. The Company incurred charges of $15 ($10 after-tax, or $.06 per Common Share) principally for the write-down of fixed assets and workforce reductions. This business is in the Automotive segment. In the Statements of Consolidated Income and Business Segment Information, these charges were reported as a separate line item. This business was sold in March 2005.

In 2004, a charge of $13 was recorded for a contribution to the Eaton Charitable Fund ($8 after-tax, or $.05 per Common Share). In the Statements of Consolidated Income, the charge was included in Other (income) expense-net. In Business Segment Information, the charge was included in Other corporate expense-net.

The effective income tax rate for 2004 was 17.0% compared to 24.0% in 2003. The lower rate in 2004 was primarily due to an income tax benefit of $30 resulting from the favorable resolution of multiple international and U.S. income tax issues in fourth quarter 2004, higher earnings in international tax jurisdictions with lower income tax rates, increased use of foreign tax credit carryforwards, and implementation of international tax planning initiatives. The change in the effective income tax rate in 2004 compared to 2003 is further discussed in "Income Taxes" in the Notes to the Consolidated Financial Statements.

Net income and net income per Common Share assuming dilution were also records for Eaton in 2004. These record results were primarily due to the sales growth in 2004 and the benefits of restructuring actions taken in recent years. In addition, lower net interest expense and a reduction in the effective income tax rate helped the Company to post improved net income. These increases in net income in 2004 were partially offset by higher prices paid, primarily for basic metals, higher costs for pensions and other postretirement benefits, a provision of $15 to exit a business, and a $13 contribution to the Eaton Charitable Fund.

RESULTS BY BUSINESS SEGMENT

ELECTRICAL


                                         2004          2003        Increase
                                      ----------    ----------    ----------
Net sales .........................   $    3,072    $    2,313            33%
Operating profit ..................          243           158            54%
Operating margin ..................          7.9%          6.8%

Sales of the Electrical segment grew 33% in 2004. Of the 33% sales growth, 24% was from acquisitions, 7% was due to volume growth, and 2% was from foreign exchange rates. Acquisitions included the Powerware electrical power systems business acquired on June 9, 2004 and Electrum Group acquired in March 2004, as described below. Also contributing to sales growth from acquisitions in 2004 was the electrical division of Delta plc acquired in January 2003, and the electrical switchgear business formed with Caterpillar in August 2003. Eaton's operating results for 2004 and 2003 include the results of acquired businesses from the dates of acquisition. Volume growth of 7% in 2004 was driven by growth in Electrical end markets of about 4% and sales above end-market growth of an additional 3%.

The 54% increase in operating profit in 2004 was largely due to growth in sales from both acquisitions and end-market growth. The operating margin on overall sales growth was 13%. The increased sales from acquisitions generated a 7% operating margin. Increased sales from organic growth generated a 27% operating margin. These improvements in operating margin were partially offset by increased restructuring charges in 2004. Restructuring charges in 2004 were $33 compared to $22 in 2003, reducing operating margins by 1.1% in 2004 and 1.0% in 2003, and reducing the incremental profit margin by 1%. Restructuring charges in 2004 related primarily to the integration of Powerware and the electrical division of Delta plc acquired in January 2003. Restructuring charges in 2003 related largely to the integration of the electrical division of Delta plc. The incremental margins were helped by the benefits of restructuring actions to integrate acquired businesses and continued productivity improvements, but were hurt by higher prices paid, primarily for basic metals.

On June 9, 2004, Eaton acquired Powerware Corporation, the electrical power systems business of Invensys plc, for a final cash purchase price of $573, less cash acquired of $27. Powerware, based in Raleigh, North Carolina, is a supplier of Uninterruptible Power Systems (UPS), DC Power products and power quality services that had revenues of $775 for the year ended March 31, 2004. Powerware has operations in the United States, Canada, Europe, South America and Asia/Pacific that provide products and services utilized by computer manufacturers, industrial companies, governments, telecommunications firms, medical institutions, data centers and other businesses.

In March 2004, Eaton acquired the Electrum Group Ltd., which provides power management services and web-based software for telecommunications, data center and government applications. The purchase price, net sales and operating profit of this business, were not material in 2004.

During second quarter 2004, the Electrical business was awarded a contract from the U.S. Postal Service to test and maintain electrical switchgear, which is anticipated to generate annual sales of $6 over the next four years, and a contract worth $12 to supply distribution and control equipment for a new power plant being constructed by Hitachi.

FLUID POWER


                                         2004          2003        Increase
                                      ----------    ----------    ----------
Net sales .........................   $    3,098    $    2,786            11%
Operating profit ..................          338           247            37%
Operating margin ..................         10.9%          8.9%


Sales of the Fluid Power segment grew 11% in 2004. The 11% increase in sales in 2004 included 8% growth attributed to volume growth and 3% due to foreign exchange rates. Volume growth was driven by the mix of markets in which this segment participates. The majority of sales growth in 2004 resulted from the strong performance of mobile and industrial hydraulics markets. The commercial aerospace market also began to recover in 2004, growing in the fourth quarter at its fastest rate in over two years. Global hydraulics markets were up an estimated 13%, commercial aerospace markets were flat, defense aerospace markets were up 5%, and European automotive production flat. Operating results for 2004 included Walterscheid, a manufacturer of hydraulic tube connectors and fittings primarily for the European market, from the date of acquisition on September 1, 2004, with less than 1% of the increase in sales attributed to this acquisition in 2004.

Operating profit in 2004 increased 37%. Higher operating profit in 2004 was largely due to sales growth, which generated an incremental 27% profit. Increased operating profit was also due to lower restructuring charges in 2004, which were $8 compared to $14 in 2003, reducing operating margins by 0.3% in 2004 and 0.5% in 2003. The restructuring charges in 2004 and 2003 related primarily to the integration of the Boston Weatherhead business acquired in late 2002. The incremental margins were helped by the benefits of restructuring actions to integrate acquired businesses and continued productivity improvements, but were hurt by higher prices paid, primarily for basic metals.

In January 2004, Eaton acquired Ultronics Limited with its electro-hydraulic valve system technology that is utilized in mobile applications in construction, forestry, agriculture and other markets. In early 2004, Eaton invested in Eaton Senstar Automotive Fluid Connector (Shanghai) Co., Ltd. This business, 55%-owned by Eaton, was formed with Changzhou Senstar Automobile Air Conditioner Co. Ltd. to produce automotive air conditioning hose and tube assemblies and power steering hose and tube assemblies in Shanghai for Volkswagen's China operations. The purchase prices, net sales and operating profit of these businesses, were not material in 2004.

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

TRUCK


                                         2004          2003        Increase
                                      ----------    ----------    ----------
Net sales .........................   $    1,800    $    1,272            42%
Operating profit ..................          329           168            96%
Operating margin ..................         18.3%         13.2%


Net sales of the Truck segment were up 42% in 2004. Of the 42% increase, 40% was due to volume growth and 2% to foreign exchange. The significant volume growth was attributable to strong end-market demand, primarily NAFTA heavy-duty truck production, which increased 48% in 2004. Other end markets also grew during 2004 with NAFTA medium-duty truck production increasing 24% in 2004 compared to 2003, European truck production increasing 7%, and Brazilian vehicle production increasing 20%.

Operating profit improved 96% in 2004, reflecting increased sales throughout all geographic regions. The incremental profit margin on the increased sales volume was 30% and reflected the benefits of higher production levels without a significant increase in fixed costs and the benefits of productivity improvements, offset by higher prices paid, primarily for basic metals.

Eaton made significant progress during 2004 on both of its new truck businesses in China. The joint venture with FAW Jiefang Automotive Co., Ltd. formally started production in September 2004 with Eaton contributing $28 of cash to purchase a 50% interest in the venture. Operating results of this venture were immaterial in 2004.

In addition, the Company started production in the Eaton Fast Gear (EFG) heavy-duty truck transmission business in fourth quarter 2004. The formation of EFG was announced in third quarter 2003. Eaton's partners in EFG are Shaanxi Fast Gear Co., Ltd., and Xiang Torch Investment Co., Ltd. Eaton has 55% ownership of the business. The purchase price, annual sales and operating profit of this business were not material in 2004.

AUTOMOTIVE


                                         2004          2003        Increase
                                      ----------    ----------    ----------
Net sales .........................   $    1,847    $    1,690             9%
Operating profit ..................          243           224             8%
Operating margin ..................         13.2%         13.3%


Sales in the Automotive segment in 2004 grew 9%. Growth above 2003 included 6% due to volume growth, including new program launches and new contract wins, primarily in the valvetrain, and air induction and cylinder heads systems operations. Sales in 2004 also improved by 3% due to foreign exchange rates. The growth in Automotive's sales considerably exceeded the growth in its end markets. Automotive production for 2004 in NAFTA was lower by 1% and in Europe increased 1% compared to 2003.

The 8% increase in operating profit in 2004 resulted from increased sales, which generated an incremental profit on the increased sales of 12%. The incremental profit rate was helped by continued productivity improvements, but was hurt by higher prices paid, primarily for basic metals.

In first quarter 2004, Eaton won contracts to supply locking differentials to Hyundai and Kia for several new vehicle programs. Revenues from these contracts are expected to total approximately $67 over the next six years.

CORPORATE

Net interest expense of $78 in 2004 fell by $9 from $87 in 2003. The decrease largely related to the $180 net reduction in total debt from the end of 2003 to the end of 2004, offset by a slight increase in the interest rates for short-term debt in 2004.

Pension and other postretirement benefit expense included in corporate increased to $75 in 2004 from $52 in 2003. The increase primarily resulted from the effect of the lower discount rates used in determining pension and other postretirement benefit liabilities at year-end 2003, coupled with the decline during 2000 through 2002 in the market related value of equity investments held by Eaton's pension plans. These increased costs were partially offset by the effect of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, as further explained in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

In December 2004, Eaton announced that it would exit its tire and refrigeration valve manufacturing business. The Company incurred charges of $15 principally for the write-down of fixed assets and workforce reductions. This business was sold in March 2005.

Other corporate expense-net in 2004 was $172 compared to $117 for 2003. The increase was largely attributable to a charge of $13 for contributions to the Eaton Charitable Fund, foreign exchange expense, and higher corporate administrative costs, as well as favorable legal settlements in 2003.

TEN-YEAR CONSOLIDATED FINANCIAL SUMMARY


(Millions except for per share data)   2005      2004     2003     2002     2001     2000     1999     1998     1997     1996
                                      -------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Continuing operations
   Net sales .......................  $11,115   $9,817   $8,061   $7,209   $7,299   $8,309   $8,005   $6,358    $7,104  $6,515
   Income before income taxes ......      996      781      508      399      278      552      943      616       730     428
   Income after income taxes .......      805      648      386      281      169      363      603      430       526     305
   Percent of net sales ............      7.2%     6.6%     4.8%     3.9%     2.3%     4.4%     7.5%     6.7%      7.4%    4.7%
Extraordinary item --
   redemption of debentures ........                                                                               (54)
Income (loss) from
   discontinued operations .........                                                    90       14      (81)      (62)     44
                                      -------   ------   ------   ------   ------   ------   ------   ------    ------  ------
Net income .........................  $   805   $  648   $  386   $  281   $  169   $  453   $  617   $  349    $  410  $  349
                                      =======   ======   ======   ======   ======   ======   ======   ======    ======  ======

Net income per Common Share
assuming dilution
   Continuing operations ...........  $  5.23   $ 4.13   $ 2.56   $ 1.96   $ 1.20   $ 2.50   $ 4.08   $ 2.96    $ 3.36  $ 1.94
   Extraordinary item ..............                                                                              (.35)
   Discontinued operations .........                                                   .62      .10     (.56)     (.39)    .29
                                      -------   ------   ------   ------   ------   ------   ------   ------    ------  ------
                                      $  5.23   $ 4.13   $ 2.56   $ 1.96   $ 1.20   $ 3.12   $ 4.18   $ 2.40    $ 2.62  $ 2.23
                                      =======   ======   ======   ======   ======   ======   ======   ======    ======  ======

Average number of Common Shares
outstanding assuming dilution ......    154.0    157.1    150.5    143.4    141.0    145.2    147.4    145.4     156.4   156.4

Net income per Common Share basic
   Continuing operations ...........  $  5.36   $ 4.24   $ 2.61   $ 1.99   $ 1.22   $ 2.53   $ 4.16   $ 3.01    $ 3.42  $ 1.96
   Extraordinary item ..............                                                                              (.35)
   Discontinued operations .........                                                   .63      .10     (.56)     (.40)    .29
                                      -------   ------   ------   ------   ------   ------   ------   ------    ------  ------
                                      $  5.36   $ 4.24   $ 2.61   $ 1.99   $ 1.22   $ 3.16   $ 4.26   $ 2.45    $ 2.67  $ 2.25
                                      =======   ======   ======   ======   ======   ======   ======   ======    ======  ======
Average number of Common Shares
outstanding basic ..................    150.2    153.1    147.9    141.2    138.8    143.6    145.0    142.8     153.6   154.8

Cash dividends paid per
Common Share .......................  $  1.24   $ 1.08   $  .92   $  .88   $  .88   $  .88   $  .88   $  .88    $  .86  $  .80

Total assets .......................  $10,218   $9,075   $8,223   $7,138   $7,646   $8,180   $8,342   $5,570    $5,497  $5,290
Long-term debt .....................    1,830    1,734    1,651    1,887    2,252    2,447    1,915    1,191     1,272   1,062
Total debt .........................    2,464    1,773    1,953    2,088    2,440    3,004    2,885    1,524     1,376   1,092
Shareholders' equity ...............    3,778    3,606    3,117    2,302    2,475    2,410    2,624    2,057     2,071   2,160
Shareholders' equity per
   Common Share ....................  $ 25.44   $23.52   $20.37   $16.30   $17.80   $17.64   $17.72   $14.34    $13.86  $14.00
Common Shares outstanding ..........    148.5    153.3    153.0    141.2    139.0    136.6    148.0    143.4     149.4   154.2

QUARTERLY DATA

                                               Quarter ended in 2005                     Quarter ended in 2004
                                      ---------------------------------------   ---------------------------------------
(Millions except for per share data)  Dec. 31   Sept. 30   June 30   March 31   Dec. 31   Sept. 30   June 30   March 31
                                      --------  --------   -------   --------   -------   --------   -------   --------
Net sales ..........................  $ 2,838   $  2,789   $ 2,834   $  2,654   $ 2,633   $  2,543   $ 2,403   $  2,238
Gross margin .......................      779        788       795        741       734        707       677        617
   Percent of net sales ............     27.4%      28.3%     28.0%      27.9%     27.9%      27.8%     28.2%      27.6%
Income before income taxes .........      244        249       267        236       194        211       203        173
Net income .........................      210        199       209        187       183        170       161        134

Net income per Common Share
   Assuming dilution ...............  $  1.38   $   1.30   $  1.37   $   1.19   $  1.16   $   1.09   $  1.03   $    .85
   Basic ...........................     1.41       1.33      1.40       1.22      1.19       1.12      1.06        .87

Cash dividends paid per
   Common Share ....................  $   .31   $    .31   $   .31   $    .31   $   .27   $    .27   $   .27   $    .27

Market price per Common
   Share
   High ............................  $ 67.82   $  67.55   $ 65.04   $  71.13   $ 72.64   $  65.88   $ 64.84   $  62.13
   Low .............................    56.68      60.13     57.55      64.17     59.49      59.20     54.23      52.74


Earnings per Common Share for the four quarters in a year may not equal full-year earnings per share.

                                Eaton Corporation
                         2005 Annual Report on Form 10-K
                                  Exhibit Index

Exhibits

         3(i) Amended Articles of Incorporation (amended and restated April 27, 1994) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

         3(ii) Amended Regulations (amended and restated April 26, 2000) -- Incorporated by reference to the Form 10-Q for the six months ended June 30, 2000

         4(a) Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

         10       Material contracts

                  (a) Master Purchase and Sale Agreement by and between PerkinElmer, Inc. and Eaton Corporation dated October 6, 2005 -- Filed in conjunction with this Form 10-K

                  (b) Executive Incentive Compensation Plan (effective January 1, 2005) -- Filed in conjunction with this Form 10-K

                  (c) 2005 Non-Employee Director Fee Deferral Plan (effective January 1, 2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (d) Deferred Incentive Compensation Plan II (effective January 1, 2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (e) Excess Benefits Plan II (effective January 1, 2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (f) Incentive Compensation Deferral Plan II (effective January 1, 2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (g) Limited Eaton Service Supplemental Retirement Income Plan II (effective January 1, 2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (h)      Supplemental Benefits Plan II (effective January 1,
                           2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (i) Amendment to the Plan (originally adopted in 1985) for the Deferred Payment of Directors' Fees (effective January 1, 2005) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (j) Form of Restricted Share Award Agreement -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (k) Form of Stock Option Agreement for Executives -- Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (l) Form of Stock Option Agreement for Non-Employee Directors - Incorporated by reference to the Form 10-K for the year ended December 31, 2004

                  (m) 2004 Stock Plan -- Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

                  (n) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002 and February 24, 2004) -- Incorporated by reference to the Form 10-Q for the three months ended March 31, 2004

                  (o) Limited Eaton Service Supplemental Retirement Income Plan (amended and restated January 1, 2003) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (p) Vehicle Allowance Program (effective January 1, 2003) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2003

                  (q) 2002 Stock Plan -- Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

                  (r) 1996 Non-Employee Director Fee Deferral Plan (amended and restated October 22, 2002) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (s) Form of Change of Control Agreement entered into with officers of Eaton Corporation -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (t) Form of Indemnification Agreement entered into with officers of Eaton Corporation -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (u) Executive Strategic Incentive Plan I (amended and restated January 1, 2001) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (v) Executive Strategic Incentive Plan II (effective January 1, 2001) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (w) Deferred Incentive Compensation Plan (amended and restated March 31, 2000) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2000

                  (x) 1998 Stock Plan -- Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

                  (y) Incentive Compensation Deferral Plan (amended and restated October 1, 1997) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2000

                  (z) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1980 and amended and restated in 1989 and 1996) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (aa) Trust Agreement -- Officers and Employees (dated December 6, 1996) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (bb) Trust Agreement -- Outside Directors (dated December 6, 1996) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (cc) 1995 Stock Plan -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (dd) Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) -- Incorporated by reference to the Form 10-K for the year ended December 31, 1992

                  (ee) 1991 Stock Option Plan -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (ff) Excess Benefits Plan (amended and restated effective January 1, 1989) (with respect to Section 415 limitations of the Internal Revenue Code) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

                  (gg) Supplemental Benefits Plan (amended and restated January 1, 1989) (which provides supplemental retirement benefits) -- Incorporated by reference to the Form 10-K for the year ended December 31, 2002

         12 Ratio of Earnings to Fixed Charges -- Filed in conjunction with this Form 10-K

         14 Code of Ethics -- Incorporated by reference to the definitive Proxy Statement to be filed on or about March 17, 2006

         21 Subsidiaries of Eaton Corporation -- Filed in conjunction with this Form 10-K

         23 Consent of Independent Registered Public Accounting Firm -- Filed in conjunction with this Form 10-K

         24       Power of Attorney -- Filed in conjunction with this Form 10-K

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