Form 10-Q
period 2006-03-31
EATON CORP
filed 2006-05-04
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
Commission file number 1-1396
EATON CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0196300

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

Eaton Center
Cleveland, Ohio	44114-2584

(Address of principal executive offices)	(Zip code)
(216) 523-5000

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). No ☑
There were 150.2 million Common Shares outstanding as of March 31, 2006.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Eaton Corporation
Statements of Consolidated Income

	Three months ended
	March 31
(Millions except for per share data)	2006	2005
Net sales	$3,013	$2,654

Cost of products sold	2,167	1,913
Selling & administrative expense	480	419
Research & development expense	81	69
Interest expense-net	28	22
Other (income) expense-net	4	(5)

Income before income taxes	253	236
Income taxes	45	49

Net income	$208	$187

Net income per Common Share assuming dilution	$1.36	$1.19
Average number of Common Shares outstanding assuming dilution	153.1	157.2

Net income per Common Share basic	$1.38	$1.22
Average number of Common Shares outstanding basic	150.4	153.1

Cash dividends paid per Common Share	$.35	$.31

See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Millions)	2006	2005
Assets
Current assets
Cash	$108	$110
Short-term investments	334	226
Accounts receivable	1,971	1,785
Inventories	1,157	1,099
Deferred income taxes & other current assets	395	358

	3,965	3,578

Property, plant & equipment-net	2,204	2,175
Goodwill	3,124	3,139
Other intangible assets	772	626
Deferred income taxes & other assets	626	700

	$10,691	$10,218

Liabilities & Shareholders’ Equity
Current liabilities
Short-term debt, primarily commercial paper	$633	$394
Current portion of long-term debt	441	240
Accounts payable	878	810
Accrued compensation	225	277
Accrued income & other taxes	298	305
Other current liabilities	1,036	942

	3,511	2,968

Long-term debt	1,561	1,830
Postretirement benefits other than pensions	533	537
Pensions & other liabilities	1,039	1,105
Shareholders’ equity	4,047	3,778

	$10,691	$10,218

See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

	Three months ended
	March 31
(Millions)	2006	2005
Net cash provided by operating activities
Net income	$208	$187
Adjustments to reconcile to net cash provided by operating activities
Depreciation & amortization	106	100
Changes in working capital, excluding acquisitions of businesses	(137)	(227)
Voluntary contributions to United States & United Kingdom qualified pension plans	(103)	(3)
Other-net	53	36

	127	93

Net cash used in investing activities
Expenditures for property, plant & equipment	(62)	(66)
Acquisitions of businesses	(143)	(69)
Purchases of short-term investments-net	(108)	(41)
Other-net	(26)	(2)

	(339)	(178)

Net cash provided by financing activities
Borrowings with original maturities of more than three months
Proceeds	157	77
Payments	(51)
Borrowings with original maturities of less than three months-net, primarily commercial paper	82	282
Cash dividends paid	(52)	(47)
Proceeds from exercise of employee stock options	59	28
Income tax benefit from exercise of employee stock options	15
Purchase of Common Shares	—	(250)

	210	90

Total (decrease) increase in cash	(2)	5
Cash at beginning of period	110	85

Cash at end of period	$108	$90

See accompanying notes.

Notes To Condensed Consolidated Financial Statements
Dollars in millions, except for per share data (per share data assume dilution)
Preparation of Financial Statements
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made that are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.
Acquisitions of Businesses
In first quarter 2006 and 2005, Eaton acquired certain businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of the larger transactions follows:

	Date of	Business
	acquisition	segment	Annual sales
2006 Acquisitions
Synflex business unit of Saint-Gobain Performance Plastics Corporation	March 31, 2006	Fluid Power	$120 for 2005
A U.S. based manufacturer of thermoplastic hoses and tubing

Marina Power and Lighting	March 24, 2006	Electrical	$11 for 2005
A U.S. manufacturer of marine duty electrical distribution products

2005 Acquisitions
Aerospace division of PerkinElmer, Inc.	December 6, 2005	Fluid Power	$150 for the year ended June 30, 2005

Aerospace fluid and air division of Cobham plc	November 1, 2005	Fluid Power	$210 for 2004

Industrial filtration business of Hayward Industries, Inc.	September 6, 2005	Fluid Power	$100 for the year ended June 30, 2005

Tractech Holdings, Inc.	August 17, 2005	Automotive	$43 for 2004

Morestana S.A. de C.V.	June 30, 2005	Automotive	$13 for 2004

Winner Group Holdings Ltd.	March 31, 2005	Fluid Power	$26 for 2004

Pigozzi S.A. Engrenagens e Transmissões	March 1, 2005	Truck	$42 for 2004
Acquisition Integration Charges
In first quarter 2006 and 2005, Eaton incurred charges related to the integration of acquired businesses. Charges in 2006 related to primarily the following acquisitions: Powerware, the electrical power systems business acquired in June 2004; several acquisitions in Fluid Power, including the acquired operations of PerkinElmer, Inc., Cobham plc, Hayward, and Winner; and the Pigozzi, Tractech and Morestana businesses. Charges in 2005 related to primarily the following acquisitions: Powerware, the electrical division of Delta plc acquired in January 2003, and the Boston Weatherhead fluid power business acquired in November 2002. A summary of these charges follows:

	Three months ended
	March 31
	2006	2005
Electrical	$2	$5
Fluid Power	3	4
Truck	2	—
Automotive	2	—

Pretax charges	$9	$9

After-tax charges	$6	$6
Per Common Share	$.04	$.04
Excel 07 Plant Closing Charges
In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program is a series of actions intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses in which markets are expected to weaken during the second half of 2006 and in 2007. The Company has not finalized all of the specific actions that will be taken throughout 2006, but they are expected to include the closure of several manufacturing facilities. In first quarter 2006, as part of the Excel 07 program, Eaton incurred charges related to the announced closings of the Columbus, Ohio plant of the Electrical segment and the Marshall, Michigan manufacturing plant of the Automotive segment. A summary of charges incurred in first quarter 2006 related to these plant closings, follows:

Three months ended
March 31, 2006
Electrical	$1
Automotive	4

Pretax charges	$5

Summary of Acquisition Integration & Excel 07 Plant Closing Charges
A summary of acquisition integration and Excel 07 plant closing charges, and utilization of the various components in first quarter 2006, follows:

			Plant
	Workforce reductions		integration
	Employees	Dollars	& other	Total
Balance remaining at December 31, 2005	166	$3	$1	$4
2006 charges	126	5	9	14
Utilized in 2006	(9)	(1)	(9)	(10)

Balance remaining at March 31, 2006	283	$7	$1	$8

The acquisition integration charges and Excel 07 plant closing charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Retirement Benefit Plans Expense
Pretax income for first quarter 2006 was reduced by $19 ($12 after-tax, or $.08 per Common Share) compared to first quarter 2005 due to increased pension expense in 2006. This primarily resulted from the declines during 2000 through 2002 in the market related value of equity investments held by Eaton’s pension plans, increased settlement losses in 2006, and the effect of the lowering of discount rates associated with pension liabilities at year-end 2005. The components of benefit costs follow:

	Three months ended March 31
			Other postretirement
	Pension benefits		benefits
	2006	2005	2006	2005
Service cost	$35	$29	$4	$4
Interest cost	36	35	12	12
Expected return on plan assets	(41)	(41)	—	—
Other	17	12	3	3

	47	35	19	19
Curtailment loss	2	—	—	—
Settlement loss	11	6	—	—

	$60	$41	$19	$19

In January 2006, Eaton made a voluntary contribution of $100 to its United States qualified pension plan.
Stock Options
Under various plans, stock options have been granted to certain employees and directors to purchase Common Shares at prices equal to fair market value on the date of grant. Substantially all of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant. During 1997 and 1998, stock options were granted that have a provision for accelerated vesting if the Company achieves certain earnings per Common Share targets or certain Common Share market price targets. One-half of these options vest based on the achievement of earnings per share targets and the other half vest based on the achievement of Common Share market price targets. If the targets are not achieved, these options vest 10 days before the expiration of their 10-year term. Subsequent to the issuance of these options, the Common Share price targets were achieved and the related options vested. As of March 31, 2006, 1.9 million stock options with earnings per share targets were outstanding that have not vested, since the earnings per share targets have not yet been achieved.
Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, Eaton began to record compensation expense under the “fair-value-based” method of accounting for stock options granted to employees and directors. Expense for stock options in first quarter 2006 was $6 pretax ($4 after-tax, or $.03 both per Common Share assuming dilution and basic). Additionally, the adoption of SFAS No. 123(R) reduced cash provided by operating activities by $15 and increased cash provided by financing activities by $15, since the new Statement requires, for the first time, certain income tax benefits resulting from exercises of stock options to be included in cash provided by financing activities.
The Company adopted SFAS No. 123(R) using the “modified prospective application” method and, as a result, financial results for periods prior to 2006 were not restated for this accounting change. Under the modified prospective method, compensation expense for stock options includes expense for all options granted prior to, but not yet vested as of the end of 2005, and expense for options granted beginning in 2006, based on the grant date fair value of the options. As further described below, the fair values of stock options granted were determined using the Black-Scholes option pricing model. Expense is recognized on a straight-line basis over the period the employee or director is required to provide service in exchange for the award. Prior to 2006, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, stock options were accounted for using the intrinsic-value-based method in Accounting Principles Board (APB) Opinion No. 25. Under that method, no compensation expense was recognized on the grant date, since on that date the option exercise price equaled the market price of the underlying Common Shares. Additionally, prior to 2006, Eaton had adopted the disclosure-only provisions of SFAS No. 123.
The fair value of stock options granted was estimated using the Black-Scholes option pricing model. A summary of the assumptions used during 2006 and 2005 in determining the fair value of options follows:

	2006	2005
Expected volatility	25%	27%
Expected option life in years	5	5
Expected dividend yield	2.0%	2.0%
Risk-free interest rate	4.3% to 4.6%	3.7% to 4.4%
Application of the Black-Scholes option pricing model involves assumptions that are judgmental and affect compensation expense. Historical information was the primary basis for the selection of expected volatility, expected option life, and expected dividend yield. Expected volatility was based on the most recent historical period equal to the expected life of the option. The risk-free interest rate was based on yields of U.S. Treasury zero-coupon issues with a term equal to the expected life of the option, on the date the stock options were granted.

The weighted-average fair value of stock options granted in first quarter 2006 was $16.77 per option and in first quarter 2005 was $16.75 per option. The total fair value of stock options vesting in first quarter 2006 was $8. As of March 31, 2006, the total compensation expense not yet recognized related to nonvested stock options was $64, and the weighted-average period in which the expense is expected to be recognized is 1.8 years.
A summary of stock option activity for the first quarter of 2006, substantially all of which are vested or expected to vest, follows (options in millions):

	Three months ended March 31, 2006
			Weighted-
	Weighted-		average
	average		remaining	Aggregate
	price per		contractual	intrinsic
	option	Options	life in years	value
Outstanding December 31, 2005	$42.95	14.4
Granted	68.18	1.8
Exercised	34.64	(1.7)
Forfeited	54.63	(.1)

Outstanding March 31, 2006	$47.07	14.4	5.9	$373

Exercisable March 31, 2006	$41.21	8.5	5.4	$271

Reserved for future grants March 31, 2006		5.1
The aggregate intrinsic value in the table above represents the total pre-tax difference between the closing price of Eaton Common Shares on the last trading day of first quarter 2006 over the exercise price of the stock option, multiplied by the number of options outstanding or exercisable. Under SFAS No. 123(R), the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company’s Common Shares.
Information related to stock options exercised during the first quarters of 2006 and 2005 follows:

	Three months ended March 31
	2006	2005
Proceeds from stock options exercised	$59	$28
Income tax benefits related to stock options exercised	20	12
Intrinsic value of stock options exercised	59	34
Prior to 2006, Eaton had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. If the Company recognized compensation expense for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share for first quarter 2005 would have been as follows:

Three months ended
March 31, 2005
Net income
As reported	$187
Stock-based compensation expense, net of income taxes	(4)

Assuming fair-value-based method	$183

Net income per Common Share assuming dilution
As reported	$1.19
Stock-based compensation expense, net of income taxes	(.03)

Assuming fair-value-based method	$1.16

Net income per Common Share basic
As reported	$1.22
Stock-based compensation expense, net of income taxes	(.03)

Assuming fair-value-based method	$1.19

Income Taxes
The effective income tax rate for first quarter 2006 was 18% compared to 21% for first quarter 2005. The lower rate in 2006 compared to first quarter 2005 reflects many factors, including higher earnings in international tax jurisdictions with lower income tax rates, an increase in foreign tax credit limitation, and the implementation of several international tax initiatives.
Repurchase of Common Shares
During first quarter 2005, Eaton repurchased 3.63 million Common Shares in the open market at a total cost of $250. In second quarter 2005, 3.38 million shares were repurchased in the open market at a total cost of $200.
Net Income per Common Share
A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

	Three months ended
	March 31
	2006	2005
Net income	$208	$187

Average number of Common Shares outstanding assuming dilution	153.1	157.2
Less dilutive effect of stock options	2.7	4.1

Average number of Common Shares outstanding basic	150.4	153.1

Net income per Common Share assuming dilution	$1.36	$1.19
Net income per Common Share basic	1.38	1.22
Comprehensive Income
Comprehensive income is as follows:

	Three months ended
	March 31
	2006	2005
Net income	$208	$187
Foreign currency translation	25	(23)
Other	(5)	4

Comprehensive income	$228	$168

Inventories
The components of inventories follow:

	March 31,	December 31,
	2006	2005
Raw materials	$496	$469
Work-in-process & finished goods	742	707

Inventories at FIFO	1,238	1,176
Excess of FIFO over LIFO cost	(81)	(77)

	$1,157	$1,099

In first quarter 2006, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The effect of the adoption of SFAS No. 151 was not material to Eaton’s financial position, results of operations, or cash flows.

Business Segment Information

	Three months ended
	March 31
	2006	2005
Net sales
Electrical	$965	$848
Fluid Power	974	785
Truck	607	542
Automotive	467	479

	$3,013	$2,654

Operating profit
Electrical	$103	$71
Fluid Power	104	76
Truck	117	109
Automotive	55	69

Corporate
Amortization of intangible assets	(11)	(7)
Interest expense-net	(28)	(22)
Minority interest	(1)	(1)
Pension & other postretirement benefit expense	(40)	(28)
Stock option expense	(6)
Other corporate expense-net	(40)	(31)

Income before income taxes	253	236
Income taxes	45	49

Net income	$208	$187

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Dollars in millions, except for per share data (per share data assume dilution)
Overview of the Company
Eaton Corporation is a diversified industrial manufacturer with 2005 sales of $11.1 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The principal markets for the Electrical segment are industrial, construction, commercial, automotive and government customers. The principal markets for the Fluid Power, Truck and Automotive segments are original equipment manufacturers and after-market customers of off-highway agricultural and construction vehicles, industrial equipment, heavy-, medium-, and light-duty trucks, passenger cars and customers involved with aerospace products and systems. Eaton had 60,000 employees at the end of first quarter 2006 and sells products to customers in more than 125 countries.
Highlights of Results for 2006

	Three months ended March 31
	2006	2005	Increase
Net sales	$3,013	$2,654	14%
Gross margin	846	741	14%
Percent of net sales	28.1%	27.9%
Net income	$208	$187	11%
Net income per Common Share assuming dilution	$1.36	$1.19	14%
Net sales in first quarter 2006 were a quarterly record for Eaton. Sales growth of 14% in 2006 compared to first quarter 2005, consisted of 9% from organic growth and 6% from acquisitions of businesses, offset by a 1% decline from lower exchange rates. Organic growth included 7% from end-market growth and 2% from outgrowing end markets.
Gross margin increased 14% in first quarter 2006 compared to first quarter 2005, primarily due to sales growth, the benefits of integrating acquired businesses, and continued productivity improvements driven by the Eaton Business System (EBS). These improvements in gross margin were partially offset in 2006 by higher pension expense, net costs associated with the Company’s Excel 07 program, and higher prices paid, including raw materials and basic metals. Excel 07 is a program Eaton initiated in first quarter 2006 that includes a series of actions to address resource levels and operating performance in businesses that underperformed in 2005 and businesses in which markets are expected to weaken during the second half of 2006 and in 2007.
Net income and net income per Common Share assuming dilution for first quarter 2006 were also quarterly records for Eaton, increasing 11% and 14%, respectively, compared to first quarter 2005. These improvements were primarily due to sales growth, the benefits of integrating acquired businesses, continued productivity improvements driven by the Eaton Business System (EBS), and a lower effective income tax rate. These factors contributing to the increase in net income in 2006 were partially offset by higher pension expense, net costs associated with the Company’s Excel 07 program, higher prices paid, including raw materials and basic metals, higher interest expense, and expense for stock options that was recorded for the first time in 2006. Earnings per share also benefited from lower average shares outstanding in 2006 compared to first quarter 2005, due to the repurchase of 7.01 million shares in 2005.
In first quarter 2006, Eaton acquired two businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

Business
Acquired business	Date of acquisition	segment	Annual sales
Synflex business unit of Saint-Gobain Performance Plastics Corporation	March 31, 2006	Fluid Power	$120 for 2005
A U.S. based manufacturer of thermoplastic hoses & tubing

Marina Power and Lighting	March 24, 2006	Electrical	$11 for 2005
A U.S. manufacturer of marine duty electrical distribution products

Cash flow from operations in first quarter 2006 of $127, net of a $100 contribution made to Eaton’s U.S. qualified pension plan in January 2006, compares to cash flow from operations of $93 in the first quarter of 2005. The increase in cash flow from operations in 2006 was primarily due to net income being $21 higher in 2006, and a net reduction of $129 in funding for inventories, accounts payable and several other working capital accounts in 2006, offset by the $100 contribution to the U.S. qualified pension plan and a $40 increase in accounts receivable due to sales growth in 2006. Additionally, the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, reduced cash provided by operating activities by $15 and increased cash provided by financing activities by $15, since the new Statement requires, for the first time, certain income tax benefits resulting from exercises of stock options to be included in cash provided by financing activities.
Total debt of $2,635 at March 31, 2006 increased $171 from $2,464 at year-end 2005, reflecting an increase of $239 in short-term debt offset by a decrease of $68 in long-term debt. The increase in short-term debt, largely commercial paper, was used in part to finance the $143 purchase price of businesses acquired in first quarter 2006, and to repay $46 of debt that matured in first quarter 2006. The net-debt-to-capital ratio was 35.1% at March 31, 2006 compared to 36.0% at year-end 2005. The improvement in this ratio was primarily due to an increase of $269 in Shareholders’ equity in 2006, partially offset by a $65 increase in net debt (total debt less cash and short-term investments). The increase in Shareholders’ equity was primarily due to net income of $208 in first quarter 2006, partially offset by cash dividends paid of $52.
Net working capital of $454 at March 31, 2006 decreased by $156 from $610 at year-end 2005. The decrease was primarily due to the $239 increase in short-term debt, largely commercial paper, as described above, and a $201 increase in current portion of long-term debt. The increase in current portion of long-term debt was due to the reclassification to current liabilities of the 6% Euro 200 million Notes that will mature in 2007 (U.S. dollar equivalent of $242 at March 31, 2006), partially offset by the repayment of $46 of debt that matured in first quarter 2006. These decreases in working capital were partially offset by an increase of $186 in accounts receivable, primarily due to higher sales in 2006, and an increase of $108 in short-term investments, partially offset by a net reduction of $10 in inventories and several other working capital accounts. Cash and short-term investments totaled $442 at March 31, 2006, up $106 from $336 at year-end 2005. The current ratio was 1.1 at March 31, 2006 and 1.2 at year-end 2005.
As of mid-April 2006, Eaton anticipates 4% growth in its end markets in 2006, slightly higher than originally anticipated at year-end 2005. In first quarter 2006, worldwide electrical and hydraulics markets were stronger than had been expected. In addition, the NAFTA heavy-duty truck market started 2006 with considerably stronger growth in both production and orders than had been anticipated. Eaton anticipates net income per Common Share for second quarter 2006 to be between $1.50 and $1.60, after acquisition integration charges of $.05 per share. In mid- April 2006, the Company raised its guidance for full-year 2006 earnings per share by $.15 per share and now anticipates earnings per share to be between $5.90 and $6.20, after acquisition integration charges of $.20 per share.
Results of Operations – 2006 Compared to 2005

	Three months ended March 31
	2006	2005	Increase
Net sales	$3,013	$2,654	14%
Gross margin	846	741	14%
Percent of net sales	28.1%	27.9%
Net income	$208	$187	11%
Net income per Common Share assuming dilution	$1.36	$1.19	14%
Net sales in first quarter 2006 were a quarterly record for Eaton. Sales growth of 14% in 2006 compared to first quarter 2005, consisted of 9% from organic growth and 6% from acquisitions of businesses, offset by a 1% decline from lower exchange rates. Organic growth in 2006 included 7% from end-market growth and 2% from outgrowing end markets.
Gross margin increased 14% in first quarter 2006 compared to first quarter 2005, primarily due to sales growth, the benefits of integrating acquired businesses, and continued productivity improvements driven by the Eaton Business System (EBS). These improvements in gross margin were partially offset in 2006 by higher pension expense, net costs associated with the Company’s Excel 07 program as described below, and higher prices paid, including raw materials and basic metals.
In first quarter 2006 and 2005, Eaton incurred charges related to the integration of acquired businesses. Charges in 2006 related to primarily the following acquisitions: Powerware, the electrical power systems business acquired in June 2004; several acquisitions in Fluid Power, including the aerospace operations of PerkinElmer, Inc. acquired in December 2005, the aerospace fluid and air division of Cobham plc acquired in November 2005, the Hayward industrial filtration business acquired in September 2005, and the Winner hydraulics hose and fittings business acquired in March 2005; in the Truck segment, the Pigozzi agricultural powertrain business acquired in March 2005; and in the Automotive segment, the Tractech traction control business acquired August 2005 and the Morestana automotive lifter business acquired in June 2005. Charges in 2005 related to primarily the following acquisitions: Powerware, the electrical division of Delta plc acquired in January 2003, and the Boston Weatherhead fluid power business acquired in November 2002. A summary of these charges follows:

	Three months ended
	March 31
	2006	2005
Electrical	$2	$5
Fluid Power	3	4
Truck	2	—
Automotive	2	—

Pretax charges	$9	$9

After-tax charges	$6	$6
Per Common Share	$.04	$.04
The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program is a series of actions intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses in which markets are expected to weaken during the second half of 2006 and in 2007. The Company has not finalized all of the specific actions that will be taken throughout 2006, but they are expected to include a general reduction in workforce in the Fluid Power and Automotive segment headquarters sites, the relocation of several product lines, and the closure of several manufacturing facilities. The net costs of the Excel 07 program in first quarter 2006 included charges of $1 related to the announced closings of the Columbus, Ohio plant of the Electrical segment and $4 related to the closing of the Marshall, Michigan manufacturing plant of the Automotive segment, both referred to above in the “Excel 07 Plant Closing Charges” note to the condensed consolidated financial statements. Total net costs related to the Excel 07 program in first quarter 2006, which includes costs of plant closings, relocating product lines and other employee reductions, offset by related savings, is summarized below:

Three months ended
March 31, 2006
Electrical	$3
Fluid Power	6
Truck	2
Automotive	6

Net pretax charges	$17

Net after-tax charges	$11
Per Common Share	$.07
Net costs related to the Excel 07 program, which reduced pretax operating results by 0.6% in first quarter 2006, were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the net costs reduced Operating profit of the related business segment.
Pretax income for first quarter 2006 was reduced by $19 ($12 after-tax, or $.08 per Common Share) compared to first quarter 2005 due to increased pension expense in 2006. This primarily resulted from the declines during 2000 through 2002 in the market related value of equity investments held by Eaton’s pension plans, increased settlement losses in 2006, and the effect of the lowering of discount rates associated with pension liabilities at year-end 2005. In January 2006, Eaton made a voluntary contribution of $100 to its United States qualified pension plan.
Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, Eaton began to record compensation expense under the “fair-value-based” method of accounting for stock options granted to employees and directors. Expense for stock options in first quarter 2006 was $6 pretax ($4 after-tax, or $.03 both per Common Share assuming dilution and basic). Additional information related to this accounting change is included above in the “Stock Options” note to the condensed consolidated financial statements.

Net interest expense of $28 in first quarter 2006 increased by $6 from $22 in first quarter 2005. The increase was primarily due to the $239 increase in short-term debt, largely commercial paper, as described above, and, to a lesser extent, the increase in the interest rate on short-term debt during 2006.
The effective income tax rate for first quarter 2006 was 18% compared to 21% for first quarter 2005, which contributed $8 to the improvement in net income in first quarter 2006 compared to first quarter 2005. The lower rate in 2006 compared to first quarter 2005 reflects many factors, including higher earnings in international tax jurisdictions with lower income tax rates, an increase in foreign tax credit limitation, and the implementation of several international tax initiatives.
Net income and net income per Common Share assuming dilution for first quarter 2006 were quarterly records for Eaton, increasing 11% and 14%, respectively, compared to first quarter 2005. These improvements in 2006 were primarily due to sales growth, the benefits of integrating acquired businesses, continued productivity improvements driven by the Eaton Business System (EBS), and a lower effective income tax rate. These factors contributing to the increase in net income in 2006 were partially offset by higher pension expense, net costs associated with the Company’s Excel 07 program, higher prices paid, including raw materials and basic metals, higher interest expense, and expense for stock options that was recorded for the first time in 2006. Earnings per share in 2006 also benefited from lower average shares outstanding compared to first quarter 2005, due to the repurchase of 7.01 million shares in 2005.
Results by Business Segment
Electrical

	Three months ended March 31
	2006	2005	Increase
Net sales	$965	$848	14%
Operating profit	103	71	45%
Operating margin	10.7%	8.4%
Sales of the Electrical segment in first quarter 2006 grew 14% compared to first quarter 2005. Almost all of the 14% increase in sales in 2006 was due to organic growth. End markets for the Electrical segment grew almost 9% during first quarter 2006, the highest quarterly growth rate in the last five years. Growth above end markets added 5% to sales in 2006. The U.S. nonresidential construction market and the markets for uninterruptible power supply products registered solid growth, and the residential markets held up well during the quarter.
Operating profit rose 45% in first quarter 2006 compared to first quarter 2005. The increase in 2006 was largely due to growth in sales, the benefits of integrating acquired businesses, and continued productivity improvements, partially offset by higher prices paid, including raw materials and basic metals. Incremental operating margin on overall sales growth in 2006 was 27%. Operating profit was reduced by acquisition integration charges of $2 in first quarter 2006 and $5 in first quarter 2005, which reduced operating margin in 2006 by 0.2% and in 2005 by 0.6%. Acquisition integration charges in first quarter 2006 and 2005 primarily related to the integration of Powerware acquired in June 2004. Charges in first quarter 2005 also included amounts related to the electrical division of Delta plc acquired in January 2003. Operating profit in 2006 was also reduced by net costs of $3 related to the Excel 07 program, as described above, which reduced operating margin in 2006 by 0.3%.
On March 24, 2006, Eaton acquired Marina Power and Lighting, a U.S. manufacturer of marine duty electrical distribution products. This business had sales of $11 in 2005.
During first quarter 2006, the Company received a $65 order from IdleAire Technologies Corporation to provide electrical equipment for truck stop electrification. The Company expects this equipment to be delivered over the next 18 months.
Fluid Power

	Three months ended March 31
	2006	2005	Increase
Net sales	$974	$785	24%
Operating profit	104	76	37%
Operating margin	10.7%	9.7%

Sales of the Fluid Power segment in first quarter 2006 were a quarterly record for this segment, growing 24% in 2006 compared to first quarter 2005. Of the 24% increase in sales in 2006, 16% was due to businesses acquired in 2005 and 10% was due to organic growth, offset by a 2% decline due to lower exchange rates. Acquisitions of businesses in 2005 included the aerospace operations of PerkinElmer, Inc. acquired in December 2005, the aerospace fluid and air division of Cobham plc acquired in November 2005, the Hayward industrial filtration business acquired in September 2005, and the Winner hydraulics hose and fittings business acquired in March 2005. Volume growth of 10% in 2006 reflected the 6% growth in Fluid Power markets in first quarter 2006, with global hydraulics shipments up 8%, the commercial and business jet aerospace market up 13%, defense aerospace down 3%, and European automotive up 4%. Growth above end markets added 4% to sales in 2006. Hydraulics markets globally were strong in the first quarter 2006, and Eaton expects continued growth throughout 2006. Activity in the commercial and business jet aerospace market was at the strongest level in the last five years, while defense aerospace was relatively weak, as had been expected.
Operating profit, which rose 37% in first quarter 2006 compared to first quarter 2005, was a quarterly record for this segment. The increase in 2006 was largely due to growth in sales, the benefits of integrating acquired businesses, continued productivity improvements, and favorable business mix, partially offset by higher prices paid, including raw materials and basic metals. Incremental operating margin on overall sales growth in 2006 was 15% and for businesses acquired in 2005 was 10%. Operating profit was reduced by acquisition integration charges of $3 in first quarter 2006 and $4 in first quarter 2005, which reduced operating margin in 2006 by 0.3% and in 2005 by 0.5%. Acquisition integration charges in 2006 primarily related to the acquired operations of PerkinElmer, Inc., Cobham plc, Hayward, and Winner. Acquisition integration charges in 2005 primarily related to the Boston Weatherhead fluid power business acquired in November 2002. Operating profit in 2006 was also reduced by net costs of $6 related to the Excel 07 program, as described above, which reduced operating margin in 2006 by 0.6%.
On March 31, 2006, Eaton acquired the Synflex business unit of Saint-Gobain Performance Plastics Corporation. Synflex is a U.S. based manufacturer of thermoplastic hoses and tubing. This business had sales of $120 in 2005.
Truck

	Three months ended March 31
	2006	2005	Increase
Net sales	$607	$542	12%
Operating profit	117	109	7%
Operating margin	19.3%	20.1%
Sales of the Truck segment in first quarter 2006 were a quarterly record for this segment, growing 12% in first quarter 2006 compared to first quarter 2005. Of the 12% sales increase in 2006, 8% was due to organic growth, 3% was from foreign exchange rates, and 1% was from the acquisition of the Pigozzi agricultural powertrain business in March 2005. Organic growth was primarily attributable to strong end-market demand in NAFTA heavy-duty truck production, which was up 13% in 2006 to 91,500 units, compared to 81,000 units in first quarter 2005. In addition, strong growth in worldwide aftermarket sales contributed to end market outgrowth. Sales in 2006 also reflected activity in other end markets, including NAFTA medium-duty truck production, which was down 4%; European truck production, which was up 1%; and Brazilian vehicle production which was up 8%. Orders for NAFTA heavy-duty trucks during the first quarter 2006 averaged 46,000 units per month and the backlog at the end of March 2006 was estimated to be more than 220,000 units. Eaton now estimates the NAFTA heavy-duty truck market in 2006 is likely to total between 345,000 to 355,000 units.
Operating profit, which grew 7% in first quarter 2006 compared to first quarter 2005, and operating margin of 19.3%, were near records. Incremental operating margin on increased sales volume was 12%, which was negatively impacted by the impact of foreign exchange rates. Operating profit in 2006 was reduced by acquisition integration charges of $2 related to Pigozzi, which reduced operating margin by 0.3%. Operating profit in 2006 was also reduced by net costs of $2 related to the Excel 07 program, as described above, which reduced operating margin in 2006 by 0.3%.
During the first quarter of 2006, Eaton announced several new initiatives, including a marketing agreement with @Road for the sale of diagnostics, safety and telematics solutions to the commercial vehicle market; an initiative with PACCAR on medium-duty hybrid trucks; and an expansion of the Company’s hybrid program with United Parcel Service.
Automotive

	Three months ended March 31
	2006	2005	Decrease
Net sales	$467	$479	(3)%
Operating profit	55	69	(20)%
Operating margin	11.8%	14.4%

Sales of the Automotive segment decreased 3% in first quarter 2006 compared to first quarter 2005. The reduction in sales reflected a 3% decrease in sales volume and a 2% reduction due to foreign exchange rates, partially offset by a 2% increase due to businesses acquired in 2005. Businesses acquired in 2005 included the Tractech traction control business acquired August 2005 and the Morestana automotive lifter business acquired in June 2005. The primary reasons for the decline in sales volume were market share losses by North American based manufacturers of passenger cars and sport utility vehicles (OEMs), and certain contractual price reductions. Automotive production in both NAFTA and European markets increased 4% in 2006 compared to the first quarter of 2005. Eaton continues to expect that, for 2006 as a whole, the combined NAFTA and European automotive markets will be slightly weaker than 2005.
The 20% decrease in operating profit in first quarter 2006 compared to first quarter 2005 partly resulted from the sales reduction in 2006. Operating margin was also negatively affected by higher prices paid, including raw materials and basic metals, partially offset by continued productivity improvements. The reduction in operating profit also reflected acquisition integration charges of $2 related to Tractech and Morestana, which reduced operating margin by 0.4%, and $6 of net costs in 2006 related to the Excel 07 program, as described above, which reduced operating margin in 2006 by 1.3%.
Corporate
Net interest expense of $28 in first quarter 2006 increased by $6 from $22 in first quarter 2005. The increase was primarily due to the $239 increase in short-term debt, largely commercial paper, as described above, and, to a lesser extent, the increase in the interest rate on short-term debt during 2006.
Pension expense included in Corporate of $40 in first quarter 2006, increased by $12 from $28 in first quarter 2005. This primarily resulted from the declines during 2000 through 2002 in the market related value of equity investments held by Eaton’s pension plans, increased settlement losses in 2006, and the effect of the lowering of discount rates associated with pension liabilities at year-end 2005.
Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, Eaton began to record compensation expense under the “fair-value-based” method of accounting for stock options granted to employees and directors. Expense for stock options in first quarter 2006 was $6 pretax ($4 after-tax, or $.03 both per Common Share assuming dilution and basic). Additional information related to this accounting change is included above in the “Stock Options” note to the condensed consolidated financial statements.
Changes in Financial Condition During 2006
Net working capital of $454 at March 31, 2006 decreased by $156 from $610 at year-end 2005. The decrease was primarily due to the $239 increase in short-term debt, largely commercial paper, as described above, and a $201 increase in current portion of long-term debt. The increase in current portion of long-term debt was due to the reclassification to current liabilities of the 6% Euro 200 million Notes that will mature in 2007 (U.S. dollar equivalent of $242 at March 31, 2006), partially offset by the repayment of $46 of debt that matured in first quarter 2006. The decreases in working capital were partially offset by an increase of $186 in accounts receivable, primarily due to higher sales in 2006, and an increase of $108 in short-term investments, partially offset by a net reduction of $10 in inventories and several other working capital accounts. Accounts receivable days outstanding were 58 days at March 31, 2006, up 2 days from 56 days at the end of 2005. Inventory days on hand at the end of first quarter 2006 were 48 days, virtually unchanged from year-end 2005. Both of these ratios include the impact of acquisitions made in 2006 and 2005. Cash and short-term investments totaled $442 at March 31, 2006, up $106 from $336 at year-end 2005. The current ratio was 1.1 at March 31, 2006 and 1.2 at year-end 2005.
Cash flow from operations in first quarter 2006 of $127, net of a $100 contribution made to Eaton’s U.S. qualified pension plan in January 2006, compares to cash flow from operations of $93 in the first quarter of 2005. The increase in cash flow from operations in 2006 was primarily due to net income being $21 higher in 2006, and a net reduction of $129 in funding for inventories, accounts payable and several other working capital accounts in 2006, offset by the $100 contribution to the U.S. qualified pension plan and a $40 increase in accounts receivable due to sales growth in 2006. Additionally, the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, reduced cash provided by operating activities by $15 and increased cash provided by financing activities by $15, since the new Statement requires, for the first time, certain income tax benefits resulting from exercises of stock options to be included in cash provided by financing activities.
Total debt of $2,635 at March 31, 2006 increased $171 from $2,464 at year-end 2005, reflecting an increase of $239 in short-term debt offset by a decrease of $68 in long-term debt. The increase in short-term debt, largely commercial paper, was used in part to finance the $143 purchase price of businesses acquired in first quarter 2006, and to repay $46 of debt that matured in first quarter 2006. The net-debt-to-capital ratio was 35.1% at

March 31, 2006 compared to 36.0% at year-end 2005. The improvement in this ratio was primarily due to an increase of $269 in Shareholders’ equity, partially offset by a $65 increase in net debt (total debt less cash and short-term investments). The increase in Shareholders’ equity was primarily due to net income of $208 in first quarter 2006, partially offset by cash dividends paid of $52.
As announced on January 23, 2006, the quarterly cash dividend on Eaton Common Shares was increased by 13%, from $.31 per share to $.35 per share, effective for the February 2006 dividend. In 2006, the increase in the cash dividend is expected to increase cash dividend payments by $24.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements concerning the second quarter 2006 and full year 2006 net income per share, the performance of Eaton’s worldwide markets, and expected revenue from new business awards. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for Eaton’s business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; acquisitions and divestitures; unexpected difficulties in implementing the Excel 07 program, selling business lines, and settling tax audits; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, of Eaton’s 2005 Annual Report on Form 10-K. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s 2005 Annual Report on Form 10-K referenced above.
Item 4. Controls and Procedures
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler - Chairman and Chief Executive Officer; President and Richard H. Fearon - Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Eaton’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
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
During first quarter 2006, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
At Eaton’s Annual Meeting of Shareholders on April 26, 2006, the shareholders elected four directors and ratified the appointment of the accounting firm of Ernst & Young as the Company’s independent auditors for 2006. Results of voting in connection with each issue were as follows:

Voting on Directors	For	Withheld	Total
Alexander M. Cutler	128,547,191	2,985,525	131,532,716
Gary L. Tooker	128,373,593	3,159,123	131,532,716
Deborah L. McCoy	129,847,054	1,685,662	131,532,716
Christopher M. Connor	128,655,723	2,876,993	131,532,716
Ratification of Ernst & Young LLP as Independent Auditors

For	129,000,704
Against	1,514,046
Abstain	1,017,966

Total	131,532,716

Item 6. Exhibits
Exhibits — See Exhibit Index attached.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION Registrant

Date: May 4, 2006	/s/ Richard H. Fearon Richard H. Fearon
Executive Vice President -
Chief Financial and Planning Officer

Eaton Corporation
First Quarter 2006 Report on Form 10-Q
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