Form 10-Q
period 2006-06-30
EATON CORP
filed 2006-08-04
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
Commission file number 1-1396
EATON CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0196300

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

Eaton Center, Cleveland, Ohio	44114-2584

(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). No ☑
There were 150.0 million Common Shares outstanding as of June 30, 2006.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Eaton Corporation
Statements of Consolidated Income

	Three months ended		Six months ended
	June 30		June 30
(Millions except for per share data)	2006	2005	2006	2005
Net sales	$3,186	$2,834	$6,199	$5,488

Cost of products sold	2,307	2,039	4,474	3,952
Selling & administrative expense	499	446	979	865
Research & development expense	82	69	163	138
Interest expense-net	28	22	56	44
Other (income) expense-net	(8)	(9)	(4)	(14)

Income before income taxes	278	267	531	503
Income taxes	25	58	70	107

Net income	$253	$209	$461	$396

Net income per Common Share assuming dilution	$1.64	$1.37	$3.00	$2.55
Average number of Common Shares outstanding assuming dilution	154.3	153.4	153.7	155.2

Net income per Common Share basic	$1.67	$1.40	$3.06	$2.62
Average number of Common Shares outstanding basic	151.7	149.8	151.0	151.4

Cash dividends paid per Common Share	$.35	$.31	$.70	$.62
See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets

	June 30,	Dec. 31,
(Millions)	2006	2005
Assets
Current assets
Cash	$125	$110
Short-term investments	354	226
Accounts receivable	2,035	1,785
Inventories	1,186	1,099
Deferred income taxes & other current assets	419	358

	4,119	3,578

Property, plant & equipment-net	2,220	2,175
Goodwill	3,152	3,139
Other intangible assets	764	626
Deferred income taxes & other assets	630	700

	$10,885	$10,218

Liabilities & Shareholders’ Equity
Current liabilities
Short-term debt, primarily commercial paper	$431	$394
Current portion of long-term debt	477	240
Accounts payable	1,012	810
Accrued compensation	256	277
Accrued income & other taxes	293	305
Other current liabilities	1,010	942

	3,479	2,968

Long-term debt	1,514	1,830
Postretirement benefits other than pensions	528	537
Pensions & other liabilities	1,115	1,105
Shareholders’ equity	4,249	3,778

	$10,885	$10,218

See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

	Six months ended
	June 30
(Millions)	2006	2005
Net cash provided by operating activities
Net income	$461	$396
Adjustments to reconcile to net cash provided by operating activities
Depreciation & amortization	214	199
Pensions	100	51
Changes in working capital, excluding acquisitions of businesses	(108)	(230)
Voluntary contributions to United States & United Kingdom qualified pension plans	(107)	(7)
Other-net	8	6

	568	415

Net cash used in investing activities
Expenditures for property, plant & equipment	(139)	(144)
Acquisitions of businesses	(144)	(80)
Purchases of short-term investments-net	(121)	(106)
Other-net	(42)	5

	(446)	(325)

Net cash used in financing activities
Borrowings with original maturities of more than three months
Proceeds	292	275
Payments	(187)	(6)
Borrowings (payments) with original maturities of less than three months-net, primarily commercial paper	(148)	195
Cash dividends paid	(104)	(93)
Proceeds from exercise of employee stock options	82	34
Income tax benefit from exercise of employee stock options	21	—
Purchase of Common Shares	(63)	(450)

	(107)	(45)

Total increase in cash	15	45
Cash at beginning of period	110	85

Cash at end of period	$125	$130

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
Acquisitions of Businesses
In 2006 and 2005, Eaton acquired certain businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of the larger transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales
2006 Acquisitions
Synflex business unit of Saint-Gobain Performance Plastics Corporation	March 31, 2006	Fluid Power	$120 for 2005
A U.S. based manufacturer of thermoplastic hoses and tubing

Marina Power and Lighting	March 24, 2006	Electrical	$11 for 2005
A U.S. manufacturer of marine duty electrical distribution products

2005 Acquisitions
Aerospace division of PerkinElmer, Inc.	December 6, 2005	Fluid Power	$150 for the year ended June 30, 2005

Aerospace fluid and air division of Cobham plc	November 1, 2005	Fluid Power	$210 for 2004

Assets of Pringle Electrical Manufacturing Company A U.S. manufacturer of bolted contact switches and other specialty switches	October 11, 2005	Electrical	$6 for 2004, one-third of which were to Eaton

Industrial filtration business of Hayward Industries, Inc.	September 6, 2005	Fluid Power	$100 for the year ended June 30, 2005

Tractech Holdings, Inc.	August 17, 2005	Automotive	$43 for 2004

Morestana S.A. de C.V.	June 30, 2005	Automotive	$13 for 2004

Winner Group Holdings Ltd.	March 31, 2005	Fluid Power	$26 for 2004

Pigozzi S.A. Engrenagens e Transmissoes	March 1, 2005	Truck	$42 for 2004
Acquisition Integration Charges
In 2006 and 2005, Eaton incurred charges related to the integration of acquired businesses. Charges in 2006 related to primarily the following acquisitions: Powerware, the electrical power systems business acquired in June 2004 and the Pringle electrical switch business acquired in 2005; several acquisitions in 2005 in Fluid Power, including the acquired operations of PerkinElmer, Inc., Cobham plc, Hayward, and Winner; and the Pigozzi, Tractech and Morestana businesses acquired in 2005. Charges in 2005 related to primarily the following acquisitions: Powerware, the electrical division of Delta plc acquired in January 2003, and the Boston Weatherhead fluid power business acquired in November 2002. A summary of these charges follows:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Electrical	$3	$7	$5	$12
Fluid Power	3	1	6	5
Truck	2	—	4	—
Automotive	1	—	3	—

Pretax charges	$9	$8	$18	$17

After-tax charges	$6	$5	$12	$11
Per Common Share	$.04	$.03	$.08	$.07
Excel 07 Plant Closing Charges
In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program is a series of actions intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses in which markets are expected to weaken during the second half of 2006 and in 2007. In first half 2006, as part of the Excel 07 program, Eaton incurred charges related to the announced closings of plants in all four business segments. Additional actions to be taken in third quarter 2006 have been announced in July, and further actions may be taken before the program is completed. A summary of charges incurred by each segment in second quarter and first half 2006 related to these plant closings, including workforce reductions, plant integration and other charges, follows:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Electrical	$—	$1
Fluid Power	10	10
Truck	3	3
Automotive	12	16

Pretax charges	$25	$30

Summary of Acquisition Integration and Excel 07 Plant Closing Charges
A summary of acquisition integration and Excel 07 plant closing charges, and utilization of the various components in first half 2006, follows:

			Plant
	Workforce reductions		integration
	Employees	Dollars	& other	Total
Balance remaining at December 31, 2005	166	$3	$1	$4
2006 charges	818	23	25	48
Utilized in 2006	(104)	(3)	(20)	(23)

Balance remaining at June 30, 2006	880	$23	$6	$29

The acquisition integration charges and Excel 07 plant closing charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Retirement Benefit Plans Expense
Pretax income for second quarter 2006 was reduced by $15 ($10 after-tax, or $.07 per Common Share) compared to second quarter 2005 due to increased pension and other postretirement benefit expense in 2006. This primarily resulted from the declines during 2000 through 2002 in the market related value of equity investments held by Eaton’s pension plans, increased settlement costs in 2006, and the effect of the lowering of discount rates associated with pension liabilities at year-end 2005. Pretax income for first half 2006 was similarly reduced by $34 ($22 after-tax, or $.15 per Common Share) compared to first half 2005. The components of benefit costs follow:

	Three months ended June 30
			Other postretirement
	Pension benefits		benefits
	2006	2005	2006	2005
Service cost	$39	$32	$3	$4
Interest cost	37	36	12	12
Expected return on plan assets	(41)	(42)	—	—
Other	16	12	3	3

	51	38	18	19
Curtailment loss	—	—	1	—
Settlement loss	12	10	—	—

	$63	$48	$19	$19

	Six months ended June 30
			Other postretirement
	Pension benefits		benefits
	2006	2005	2006	2005
Service cost	$74	$61	$7	$8
Interest cost	73	71	24	24
Expected return on plan assets	(82)	(83)	—	—
Other	33	24	6	6

	98	73	37	38
Curtailment loss	2	—	1	—
Settlement loss	23	16	—	—

	$123	$89	$38	$38

In January 2006, Eaton made a voluntary contribution of $100 to its United States qualified pension plan.
Stock Options
Under various plans, stock options have been granted to certain employees and directors to purchase Common Shares at prices equal to fair market value on the date of grant. Substantially all of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant. During 1997 and 1998, stock options were granted that have a provision for accelerated vesting if the Company achieves certain earnings per Common Share targets or certain Common Share market price targets. One-half of these options vest based on the achievement of earnings per share targets and the other half vest based on the achievement of Common Share market price targets. If the targets are not achieved, these options vest 10 days before the expiration of their 10-year term. Subsequent to the issuance of these options, the Common Share price targets were achieved and the related options vested. As of June 30, 2006, 1.8 million stock options with earnings per share targets were outstanding that have not vested, because the earnings per share targets have not yet been achieved.
Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, Eaton began to record compensation expense under the “fair-value-based” method of accounting for stock options granted to employees and directors. Expense for stock options in second quarter 2006 was $7 pretax ($5 after-tax, or $.03 per Common Share both assuming dilution and basic). For the first half of 2006, expense for stock options was $13 ($9 after-tax, or $.06 per Common Share both assuming dilution and basic). Additionally, the adoption of SFAS No. 123(R) reduced cash provided by operating activities by $21 in first half 2006 and increased cash provided by financing activities by $21, because the new Statement requires, for the first time, certain income tax benefits resulting from exercises of stock options to be included in cash provided by financing activities.
The Company adopted SFAS No. 123(R) using the “modified prospective application” method and, as a result, financial results for periods prior to 2006 were not restated for this accounting change. Under the modified prospective method, compensation expense for stock options includes expense for all options granted prior to but not yet vested as of the end of 2005, and expense for options granted beginning in 2006, based on the grant date fair value of the options. As further described below, the fair values of stock options granted were determined using the Black-Scholes option pricing model. Expense is recognized on a straight-line basis over the period the employee or director is required to provide service in exchange for the award. Prior to 2006, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, stock options were accounted for using the intrinsic-value-based method in Accounting Principles Board (APB) Opinion No. 25. Under that method, no compensation expense was recognized on the grant date, since on that date the option exercise price equaled the market price of the underlying Common Shares. The fair value of stock options granted was estimated using the Black-Scholes option pricing model. A summary of the assumptions used during 2006 and 2005 in determining the fair value of options follows:

	2006	2005
Expected volatility	25%	27%
Expected option life in years	5	5
Expected dividend yield	2.0%	2.0%
Risk-free interest rate	4.3% to 5.0%	3.7% to 4.4%
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
The weighted-average fair value of stock options granted in first half 2006 was $16.79 per option and in first half 2005 was $16.74 per option. The total fair value of stock options vesting in first half 2006 was $15. As of June 30, 2006, the total compensation expense not yet recognized related to nonvested stock options was $53, and the weighted-average period in which the expense is expected to be recognized is 2.0 years.
A summary of stock option activity for 2006 follows (options in millions):

	Six months ended June 30, 2006
			Weighted-
	Weighted-		average
	average		remaining	Aggregate
	price per		contractual	intrinsic
	option	Options	life in years	value
Outstanding December 31, 2005	$42.95	14.4
Granted	68.63	1.8
Exercised	35.41	(2.3)
Forfeited	56.97	(.2)

Outstanding June 30, 2006	$47.52	13.7	5.7	$383

Exercisable June 30, 2006	$41.57	7.9	5.2	$267

Reserved for future grants June 30, 2006		5.1
The aggregate intrinsic value in the table above represents the total pretax difference between the closing price of Eaton Common Shares on the last trading day of second quarter 2006 over the exercise price of the stock option, multiplied by the number of options outstanding or exercisable. Under SFAS No. 123(R), the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company’s Common Shares.
Information related to stock options exercised for 2006 and 2005 follows:

	Six months ended June 30
	2006	2005
Proceeds from stock options exercised	$82	$34
Income tax benefits related to stock options exercised
Reported in operating activities in statement of cash flows	7	14
Reported in financing activities in statement of cash flows	21	—
Intrinsic value of stock options exercised	83	39
Prior to 2006, Eaton had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. If the Company recognized compensation expense in 2005 for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income
As reported	$209	$396
Stock-based compensation expense, net of income taxes	(4)	(8)

Assuming fair-value-based method	$205	$388

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income per Common Share assuming dilution
As reported	$1.37	$2.55
Stock-based compensation expense, net of income taxes	(.03)	(.05)

Assuming fair-value-based method	$1.34	$2.50

Net income per Common Share basic
As reported	$1.40	$2.62
Stock-based compensation expense, net of income taxes	(.03)	(.05)

Assuming fair-value-based method	$1.37	$2.57

Income Taxes
The effective income tax rates for second quarter and first half 2006 were 8.7% and 13.1%, respectively, compared to 21.5% and 21.3% for the same periods in 2005. The lower rates in 2006 were primarily due to an income tax benefit of $29 resulting from the favorable resolution in the second quarter 2006 of multiple international and U.S. income tax items. Prior to the income tax benefit of $29 resulting from the favorable resolution of income tax items, the effective income tax rate for second quarter 2006 was 19.1%.
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of income tax positions taken, or expected to be taken, in an income tax return. FIN No. 48 represents a significant change in accounting for income taxes, and for disclosures related to income taxes, and becomes effective for Eaton in 2007. The Company is currently evaluating the impact of FIN No. 48 on its financial statements.
Repurchase of Common Shares
In June 2006, Eaton repurchased .895 million Common Shares in the open market at a total cost of $63. Subsequently, in July 2006, Eaton repurchased an additional 1.0 million Common Shares in the open market at a total cost of $65.
During first quarter 2005, Eaton repurchased 3.635 million Common Shares in the open market at a total cost of $250. In second quarter 2005, 3.380 million shares were repurchased in the open market at a total cost of $200.
Net Income per Common Share
A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Net income	$253	$209	$461	$396

Average number of Common Shares outstanding assuming dilution	154.3	153.4	153.7	155.2
Less dilutive effect of stock options	2.6	3.6	2.7	3.8

Average number of Common Shares outstanding basic	151.7	149.8	151.0	151.4

Net income per Common Share assuming dilution	$1.64	$1.37	$3.00	$2.55
Net income per Common Share basic	$1.67	$1.40	$3.06	$2.62
Comprehensive Income
Comprehensive income is as follows:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Net income	$253	$209	$461	$396
Foreign currency translation	26	(18)	51	(41)
Other	—	4	(5)	8

Comprehensive income	$279	$195	$507	$363

Inventories
The components of inventories follow:

	June 30,	Dec. 31,
	2006	2005
Raw materials	$486	$469
Work-in-process & finished goods	787	707

Inventories at FIFO	1,273	1,176
Excess of FIFO over LIFO cost	(87)	(77)

	$1,186	$1,099

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
Business Segment Information

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Net sales
Electrical	$1,040	$924	$2,005	$1,772
Fluid Power	1,026	842	2,000	1,627
Truck	646	596	1,253	1,138
Automotive	474	472	941	951

	$3,186	$2,834	$6,199	$5,488

Operating profit
Electrical	$113	$87	$216	$158
Fluid Power	110	94	214	170
Truck	133	120	250	229
Automotive	47	67	102	136

Corporate
Amortization of intangible assets	(11)	(7)	(22)	(14)
Interest expense-net	(28)	(22)	(56)	(44)
Minority interest	(2)	(1)	(3)	(2)
Pension & other postretirement benefit expense	(40)	(32)	(80)	(60)
Stock option expense	(7)	—	(13)	—
Other corporate expense-net	(37)	(39)	(77)	(70)

Income before income taxes	278	267	531	503
Income taxes	25	58	70	107

Net income	$253	$209	$461	$396

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Dollars in millions, except for per share data (per share data assume dilution)
Overview of the Company
Eaton Corporation is a diversified industrial manufacturer with 2005 sales of $11.1 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The principal markets for the Electrical segment are industrial, construction, commercial, automotive and government customers. The principal markets for the Fluid Power, Truck and Automotive segments are original equipment manufacturers and after-market customers of off-highway agricultural and construction vehicles, industrial equipment, heavy-, medium-, and light-duty trucks, passenger cars and customers involved with aerospace products and systems. Eaton had 60,000 employees at the end of second quarter 2006 and sells products to customers in more than 125 countries.
Highlights of Results for 2006

	Three months ended June 30			Six months ended June 30
	2006	2005	Increase	2006	2005	Increase
Net sales	$3,186	$2,834	12%	$6,199	$5,488	13%
Gross margin	879	795	11%	1,725	1,536	12%
Percent of net sales	27.6%	28.0%		27.8%	28.0%
Net income	$253	$209	21%	$461	$396	16%
Net income per Common Share assuming dilution	$1.64	$1.37	20%	$3.00	$2.55	18%
Net sales in second quarter 2006 were a quarterly record for Eaton. Sales growth of 12% in second quarter 2006 compared to second quarter 2005 consisted of 5% from organic growth, 6% from acquisitions of businesses and 1% from foreign exchange rates. Organic growth included 4% from end-market growth and 1% from outgrowing end markets. Sales in first half 2006 increased 13% over first half 2005 primarily attributable to the same factors as in second quarter 2006.
In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program is a series of actions intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses in which markets are expected to weaken during the second half of 2006 and in 2007. This program includes costs of plant closings as described above in the “Excel 07 Plant Closing Charges” note to the condensed consolidated financial statements, as well as costs of relocating product lines and other employee reductions. The net impact of this program also takes into account the savings generated from the actions noted above, gains from sales of non-strategic product lines, and other corporate actions, including the potential favorable resolution of multiple international and U.S. income tax items.
The total net impact of the Excel 07 program was a positive $.09 per Common Share in second quarter 2006 and a positive $.02 per share in first half 2006. The net pretax costs of the Excel 07 program in second quarter and first half 2006 were more than offset by income tax benefits associated with the Excel 07 program, including the recognition of a $29 benefit in the second quarter 2006 resulting from the favorable resolution of multiple international and U.S. income tax items.
Gross margin increased 11% in second quarter 2006 compared to second quarter 2005, primarily due to sales growth, the benefits of integrating acquired businesses, and continued productivity improvements driven by the Eaton Business System (EBS). These improvements in gross margin were partially offset in 2006 by higher pension expense, net pretax costs of plant closings associated with the Company’s Excel 07 program, and higher prices paid for raw materials, supplies and basic metals. The 12% increase in gross margin in first half 2006 compared to first half 2005 was primarily attributable to the same factors as in second quarter 2006.
Net income and net income per Common Share assuming dilution for second quarter 2006 increased 21% and 20%, respectively, compared to second quarter 2005. These improvements were primarily due to sales growth, the benefits of integrating acquired businesses, continued productivity improvements driven by the Eaton Business System (EBS), and a lower effective income tax rate, which reflected an income tax benefit of $29 as noted above. These factors contributing to the increase in net income in 2006 were partially offset by higher pension expense, higher prices paid for raw materials, supplies and basic metals, higher interest expense, and expense for stock options that was recorded for the first time in 2006.

Net income and net income per Common Share assuming dilution for first half 2006 increased 16% and 18%, respectively, compared to first half 2005. These increases were primarily attributable to the same factors as in second quarter 2006. Earnings per share in first half 2006 also benefited from lower average shares outstanding compared to first half 2005, due to the repurchase of .895 million shares in June 2006 and 7.01 million shares in first half 2005.
In 2006, Eaton acquired two businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

Business
Acquired business	Date of acquisition	segment	Annual sales
Synflex business unit of Saint-Gobain Performance Plastics Corporation	March 31, 2006	Fluid Power	$120 for 2005
A U.S. based manufacturer of thermoplastic hoses and tubing

Marina Power and Lighting	March 24, 2006	Electrical	$11 for 2005
A U.S. manufacturer of marine duty electrical distribution products
Cash flow from operations in first half 2006 of $568 compares to cash flow from operations of $415 in first half 2005. The $153 increase in cash flow from operations in 2006 compared to 2005 was primarily due to increased net income of $65 in 2006, and a net reduction of $122 in working capital funding due to lower inventories, higher accounts payable and changes in several other working capital accounts in 2006. Additionally, the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, reduced cash provided by operating activities in first half 2006 by $21 and increased cash provided by financing activities by $21, since the new Statement requires for the first time, certain income tax benefits resulting from exercises of stock options to be included in cash provided by financing activities. In June 2006, Eaton repurchased .895 million Common Shares in the open market at a total cost of $63.
Total debt of $2,422 at June 30, 2006 decreased $42 from $2,464 at year-end 2005, reflecting an increase of $37 in short-term debt offset by a decrease of $79 in long-term debt, including current portion of long-term debt. The net-debt-to-capital ratio was 31.4% at June 30, 2006 compared to 36.0% at year-end 2005. The improvement in this ratio was primarily due to the increase of $471 in Shareholders’ equity in first half 2006 and the $185 decrease in net debt (total debt less cash and short-term investments) primarily due to the $143 increase in cash and short-term investments in the same period. The increase in Shareholders’ equity was primarily due to net income of $461 in first half 2006, partially offset by cash dividends paid of $104 paid in the same period.
Net working capital of $640 at June 30, 2006 increased by $30 from $610 at year-end 2005. The increase was primarily due to the $250 increase in accounts receivable largely resulting from increased sales in first half 2006, and the $143 increase in cash and short-term investments, which primarily resulted from strong cash flow from operations of $568 in first half 2006. These increases in working capital were partially offset by the $237 increase in current portion of long-term debt and a net reduction of $126 in inventories, accounts payable and several other working capital accounts. The increase in current portion of long-term debt was primarily due to the reclassification to current liabilities of the 6% Euro 200 million Notes that will mature in March 2007 (U.S. dollar equivalent of $255 at June 30, 2006). Cash and short-term investments totaled $479 at June 30, 2006, up $143 from $336 at year-end 2005. The current ratio was 1.2 at June 30, 2006 and year-end 2005.
As of mid-July 2006, Eaton anticipates growth in its end markets in 2006 of between 4% and 5%. The Company expects the strong growth experienced in many of its end markets in the first half of 2006 to slow somewhat over the balance of the year as markets respond to the impact of the continuing rise in interest rates in the United States and many other countries, in addition to the adverse impact on the economy of higher energy costs and other inflationary pressures. Eaton anticipates net income per Common Share for third quarter 2006 to be between $1.50 and $1.60, after acquisition integration charges of $.05 per share. The Company is maintaining its guidance for full-year 2006 earnings per share of between $5.90 and $6.20, after acquisition integration charges of $.20 per share.
In light of Eaton’s strong performance in first half 2006, and the outlook for the rest of 2006 and 2007, in July 2006 the Company raised the quarterly dividend on its Common Shares by 11%, from $.35 per share to $.39 per share, effective with the August 2006 dividend. This increase is in addition to the 13% increase in the dividend, from $.31 per share to $.35 per share, which was announced in January 2006. Also in July 2006, Eaton repurchased an additional 1.0 million Common Shares in the open market at a total cost of $65.

Results of Operations – 2006 Compared to 2005

	Three months ended June 30			Six months ended June 30
	2006	2005	Increase	2006	2005	Increase
Net sales	$3,186	$2,834	12%	$6,199	$5,488	13%
Gross margin	879	795	11%	1,725	1,536	12%
Percent of net sales	27.6%	28.0%		27.8%	28.0%
Net income	$253	$209	21%	$461	$396	16%
Net income per Common Share assuming dilution	$1.64	$1.37	20%	$3.00	$2.55	18%
Net sales in second quarter 2006 were a quarterly record for Eaton. Sales growth of 12% in second quarter 2006 compared to second quarter 2005 consisted of 5% from organic growth, 6% from acquisitions of businesses and 1% from foreign exchange rates. Organic growth included 4% from end-market growth and 1% from outgrowing end markets. Sales in first half 2006 increased 13% over first half 2005 primarily attributable to the same factors as in second quarter 2006.
In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program is a series of actions intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses in which markets are expected to weaken during the second half of 2006 and in 2007. This program includes costs of plant closings as described above in the “Excel 07 Plant Closing Charges” note to the condensed consolidated financial statements, as well as costs of relocating product lines and other employee reductions. The net impact of this program also takes into account the savings generated from the actions noted above, gains from sales of non-strategic product lines, and other corporate actions, including the potential favorable resolution of multiple international and U.S. income tax items.
The total net impact of the Excel 07 program was a positive $.09 per Common Share in second quarter 2006 and a positive $.02 per share in first half 2006. The net pretax costs of the Excel 07 program in second quarter and first half 2006 were more than offset by the income tax benefits associated with the Excel 07 program, including the recognition of a $29 benefit in the second quarter resulting from the favorable resolution of multiple international and U.S. income tax items.
Net pretax costs of the plant closings and other actions associated with the Excel 07 program, which reduced pretax operating margins in second quarter and first half 2006 by 0.7% and 0.6%, respectively, were included in the Statements of Consolidated Income in Cost of products sold, Selling & administrative expense, or Other (income) expense-net, as appropriate. In Business Segment Information, the net pretax impact of the Excel 07 program was included in Operating profit of the related business segment, as separately discussed in the results of each business segment below. Additional actions related to the Excel 07 program to be taken in third quarter 2006 have subsequently been announced in July, and further actions may be taken before the program is completed.
Gross margin increased 11% in second quarter 2006 compared to second quarter 2005, primarily due to sales growth, the benefits of integrating acquired businesses, and continued productivity improvements driven by the Eaton Business System (EBS). These improvements in gross margin were partially offset in 2006 by higher pension expense, net pretax costs of plant closings associated with the Company’s Excel 07 program, and higher prices paid for raw materials, supplies and basic metals. The 12% increase in gross margin in first half 2006 compared to first half 2005 was primarily attributable to the same factors as in second quarter 2006.
In 2006 and 2005, Eaton incurred charges related to the integration of acquired businesses. Charges in 2006 related to primarily the following acquisitions: Powerware, the electrical power systems business acquired in June 2004 and the Pringle electrical switch business acquired in October 2005; several acquisitions in Fluid Power, including the aerospace operations of PerkinElmer, Inc. acquired in December 2005, the aerospace fluid and air division of Cobham plc acquired in November 2005, the Hayward industrial filtration business acquired in September 2005, and the Winner hydraulics hose and fittings business acquired in March 2005; in the Truck segment, the Pigozzi agricultural powertrain business acquired in March 2005; and in the Automotive segment, the Tractech traction control business acquired August 2005 and the Morestana automotive lifter business acquired in June 2005. Charges in 2005 related to primarily the following acquisitions: Powerware, the electrical division of Delta plc acquired in January 2003, and the Boston Weatherhead fluid power business acquired in November 2002. A summary of these charges follows:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Electrical	$3	$7	$5	$12
Fluid Power	3	1	6	5
Truck	2	—	4	—
Automotive	1	—	3	—

Pretax charges	$9	$8	$18	$17

After-tax charges	$6	$5	$12	$11
Per Common Share	$.04	$.03	$.08	$.07
The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Pretax income for second quarter 2006 was reduced by $15 ($10 after-tax, or $.07 per Common Share) compared to second quarter 2005 due to increased pension and other postretirement benefit expense in 2006. This primarily resulted from the declines during 2000 through 2002 in the market related value of equity investments held by Eaton’s pension plans, increased settlement costs in 2006, and the effect of the lowering of discount rates associated with pension liabilities at year-end 2005. Pretax income for first half 2006 was similarly reduced by $34 ($22 after-tax, or $.15 per Common Share) compared to first half 2005.
Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, Eaton began to record compensation expense under the “fair-value-based” method of accounting for stock options granted to employees and directors. Expense for stock options in second quarter 2006 was $7 pretax ($5 after-tax, or $.03 per Common Share both assuming dilution and basic). For the first half of 2006, expense for stock options was $13 ($9 after-tax, or $.06 per Common Share both assuming dilution and basic).
Net interest expense in second quarter and first half 2006 of $28 and $56, respectively, increased from $22 and $44 for the same periods in 2005. The increase was primarily due to the increase in the interest rate on short-term debt during 2006.
The effective income tax rates for second quarter and first half 2006 were 8.7% and 13.1%, respectively, compared to 21.5% and 21.3% for the same periods in 2005. The lower rates in 2006 were primarily due to an income tax benefit of $29 resulting from the favorable resolution in the second quarter 2006 of multiple international and U.S. income tax items. Prior to the income tax benefit of $29 resulting from the favorable resolution of income tax items, the effective income tax rate for second quarter 2006 was 19.1%.
Net income and net income per Common Share assuming dilution for second quarter 2006 increased 21% and 20%, respectively, compared to second quarter 2005. These improvements were primarily due to sales growth, the benefits of integrating acquired businesses, continued productivity improvements driven by the Eaton Business System (EBS), and a lower effective income tax rate. These factors contributing to the increase in net income in 2006 were partially offset by higher pension expense, higher prices paid, including raw materials, supplies and basic metals, higher interest expense, and expense for stock options that was recorded for the first time in 2006.
Net income and net income per Common Share assuming dilution for first half 2006 increased 16% and 18%, respectively, compared to first half 2005. These increases were primarily attributable to the same factors as in second quarter 2006. Earnings per share in first half 2006 also benefited from lower average shares outstanding compared to first half 2005, due to the repurchase of .895 million shares in June 2006 and 7.01 million shares in first half 2005.
Results by Business Segment
Electrical

	Three months ended June 30			Six months ended June 30
	2006	2005	Increase	2006	2005	Increase
Net sales	$1,040	$924	13%	$2,005	$1,772	13%
Operating profit	113	87	30%	216	158	37%
Operating margin	10.9%	9.4%		10.8%	8.9%

Sales of the Electrical segment in second quarter 2006 were a quarterly record for this segment. Sales growth of 13% in second quarter 2006 compared to second quarter 2005 consisted of 11% from organic growth, 1% from acquisitions of businesses and 1% from foreign exchange rates. End markets for the Electrical segment grew approximately 8% during second quarter 2006, with strong growth in non-residential construction markets offsetting weakness in the residential market. Growth in power quality applications continues to be strong. The Company expects end market growth in second half 2006 to be between 5% and 6%, led by strength in the non-residential construction and power quality markets. Sales in first half 2006 increased 13% over first half 2005 primarily attributable to the same factors as in second quarter 2006.
Operating profit of the Electrical segment in second quarter 2006 was a quarterly record for this segment. The 30% increase in operating profit in second quarter 2006 compared to second quarter 2005 was largely due to growth in sales, the benefits of integrating acquired businesses, and continued productivity improvements. Margins rose in spite of higher prices paid for raw materials, copper and basic metals, including a $14 increase due to the rise in copper prices over the past year. Incremental operating margin on overall sales growth in second quarter 2006 was 22%. Operating profit was reduced by acquisition integration charges of $3 in second quarter 2006 and $7 in second quarter 2005, which reduced operating margin by 0.3% in 2006 and by 0.8% in 2005. Acquisition integration charges in 2006 primarily related to the integration of Powerware acquired in June 2004 and the Pringle electrical switch business acquired in October 2005. Acquisition integration charges in 2005 primarily related to the integration of Powerware and the electrical division of Delta plc acquired in January 2003. Operating profit in second quarter 2006 reflected a net pretax gain of $4 related to the Excel 07 program, due to the sale of a small power generation control product line more than offsetting net costs related to the program.
Operating profit in first half 2006 increased 37% over first half 2005 primarily attributable to the same factors as in second quarter 2006. Operating profit in first half 2006 was reduced by acquisition integration charges of $5 compared to charges of $12 in first half 2005, which reduced operating margin by 0.2% in 2006 and 0.7% in 2005. Operating profit in first half 2006 reflected a net pretax gain of $1 related to the Excel 07 program, due to the sale of the small power generation control product line more than offsetting net costs related to the program.
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
Fluid Power

	Three months ended June 30			Six months ended June 30
	2006	2005	Increase	2006	2005	Increase
Net sales	$1,026	$842	22%	$2,000	$1,627	23%
Operating profit	110	94	17%	214	170	26%
Operating margin	10.7%	11.2%		10.7%	10.4%
Sales of the Fluid Power segment in second quarter 2006 were a quarterly record for this segment. Sales growth of 22% in second quarter 2006 compared to second quarter 2005 consisted of 18% from acquisitions of businesses and 4% from organic growth. Acquisitions of business in 2006 included the Synflex business unit acquired in March, as described below. Acquisitions of businesses in 2005 included the aerospace operations of PerkinElmer, Inc. acquired in December 2005, the aerospace fluid and air division of Cobham plc acquired in November 2005, and the Hayward industrial filtration business acquired in September 2005. Organic growth of 4% in second quarter 2006 reflected 4% growth in Fluid Power markets compared to second quarter 2005, with global fluid power industry shipments up an estimated 7%, the commercial and business jet aerospace market up 5%, the defense aerospace market up 2%, and European automotive production down 4%. In second quarter 2006, global hydraulics markets maintained the strong growth experienced in first quarter 2006. The commercial aerospace market grew slightly less than expected, due principally to slower than expected growth in the aftermarket. Sales in first half 2006 increased 23% over first half 2005 primarily attributable to the same factors as in second quarter 2006.

Operating profit of the Fluid Power segment in second quarter 2006 was a quarterly record for this segment. The 17% increase in operating profit in second quarter 2006 compared to second quarter 2005 was largely due to growth in sales, the benefits of integrating acquired businesses, continued productivity improvements, and favorable business mix, partially offset by higher prices paid, including raw materials and basic metals. Operating profit was reduced by acquisition integration charges of $3 in second quarter 2006 and $1 in second quarter 2005, which reduced operating margin by 0.3% in 2006 and by 0.1% in 2005. Acquisition integration charges in 2006 primarily related to the acquired operations of PerkinElmer, Inc., Cobham plc, Hayward, and Winner. Acquisition integration charges in 2005 primarily related to the Boston Weatherhead fluid power business acquired in November 2002. Operating profit in second quarter 2006 was also reduced by net costs of $7 related to the Excel 07 program, which reduced operating margin by 0.7%. Incremental operating margin on overall sales growth in second quarter 2006 was 9%. The acquisition integration charges and net costs associated with the Excel 07 program lowered incremental operating margin on overall sales growth by 5 percentage points. Incremental operating margin for acquired businesses was 13%.
Operating profit in first half 2006 increased 26% over first half 2005 primarily attributable to the same factors as in second quarter 2006. Operating profit in first half 2006 was reduced by acquisition integration charges of $6 compared to charges of $5 in first half 2005, which reduced operating margin by 0.3% in both 2006 and 2005. Operating profit in first half 2006 also was reduced by net costs of $13 related to the Excel 07 program, which reduced operating margin by 0.6%.
In second quarter 2006, Eaton announced a joint initiative with the Environmental Protection Agency, International Truck and Bus, and United Parcel Service to test a new hydraulic hybrid diesel delivery truck. This technology offers the potential to significantly improve fuel economy and reduce carbon dioxide emissions.
On March 31, 2006, Eaton acquired the Synflex business unit of Saint-Gobain Performance Plastics Corporation. Synflex is a U.S. based manufacturer of thermoplastic hoses and tubing. This business had sales of $120 in 2005.
Truck

	Three months ended June 30			Six months ended June 30
	2006	2005	Increase	2006	2005	Increase
Net sales	$646	$596	8%	$1,253	$1,138	10%
Operating profit	133	120	11%	250	229	9%
Operating margin	20.6%	20.1%		20.0%	20.1%
Sales of the Truck segment in second quarter 2006 were a quarterly record for this segment. Sales growth of 8% in second quarter 2006 compared to second quarter 2005 consisted of 6% from organic growth and 2% from foreign exchange rates. Organic growth was primarily attributable to strong end-market demand in NAFTA heavy-duty truck production, which was up 1% in second quarter 2006 to 91,000 units, compared to 90,000 units in second quarter 2005. In addition, strong growth in worldwide aftermarket sales contributed to end market outgrowth. Sales in 2006 also reflected activity in other end markets, including NAFTA medium-duty production, which was down 1%, and both European truck and Brazilian vehicle production, which were up 2%. Orders for NAFTA heavy-duty trucks during the second quarter 2006 averaged 28,000 per month and the backlog at the end of June 2006 was estimated to be approximately 205,000 units. Sales in first half 2006 increased 10% over first half 2005 primarily attributable to the same factors as in second quarter 2006.
Operating profit of the Truck segment in second quarter 2006 was a quarterly record for this segment. The 11% increase in operating profit in second quarter 2006 compared to second quarter 2005 was largely due to growth in sales and continued productivity improvements, partially offset by the negative effect of foreign exchange rates. Operating profit in second quarter 2006 was reduced by acquisition integration charges of $2 related to Pigozzi, which reduced operating margin by 0.3%. Operating profit in second quarter 2006 was also reduced by net costs of $7 related to the Excel 07 program, which reduced operating margin by 1.1%. Incremental operating margin on increased sales volume in second quarter 2006 was 26%. The acquisition integration charges and net costs associated with the Excel 07 program lowered incremental operating margin on overall sales growth by 18 percentage points.
Operating profit in first half 2006 increased 9% over first half 2005 primarily attributable to the same factors as in second quarter 2006. Operating profit in first half 2006 was reduced by acquisition integration charges of $4 related to Pigozzi, which reduced operating margin by 0.3%. Operating profit in first half 2006 also was reduced by net costs of $9 related to the Excel 07 program, which reduced operating margin in 2006 by 0.7%.
During the first quarter of 2006, Eaton announced several new initiatives, including a marketing agreement with @Road for the sale of diagnostics, safety and telematics solutions to the commercial vehicle market; an initiative with PACCAR on medium-duty hybrid trucks; and an expansion of the Company’s hybrid program with United Parcel Service.

Automotive

	Three months ended June 30			Six months ended June 30
	2006	2005	Decrease	2006	2005	Decrease
Net sales	$474	$472	—	$941	$951	(1%)
Operating profit	47	67	(30%)	102	136	(25%)
Operating margin	9.9%	14.2%		10.8%	14.3%
Sales of the Automotive segment increased slightly in second quarter 2006 compared to second quarter 2005. The increase in sales reflected a 4% increase from acquisitions of businesses and 1% from foreign exchange rates, partially offset by a 5% decrease in sales volume. Businesses acquired in 2005 included the Tractech traction control business acquired August 2005 and the Morestana automotive lifter business acquired in June 2005. Automotive production in NAFTA was down 1%, and in Europe was down 4%, compared to the second quarter of 2005. Eaton expects that for 2006 as a whole, the markets in NAFTA and Europe will be slightly weaker than in 2005. Sales in first half 2006 were down 1% compared to first half 2005 primarily attributable to the same factors as in second quarter 2006.
The 30% decrease in operating profit in second quarter 2006 compared to second quarter 2005 was principally due to net costs of $12 in 2006 related to the Excel 07 program, which reduced operating margin by 2.5%. Operating profit was also negatively affected by higher prices paid, including raw materials and basic metals, partially offset by continued productivity improvements. The reduction in operating profit also reflected acquisition integration charges of $1 in second quarter 2006 related to Tractech and Morestana, which reduced operating margin by 0.2%.
Operating profit in first half 2006 was down 25% compared to first half 2005 primarily due to net costs of $18 in 2006 related to the Excel 07 program, which reduced operating margin by 1.9%; reduced sales volume; and higher prices paid for raw materials and basic metals. Operating profit in first half 2006 was also reduced by acquisition integration charges of $3 related to Tractech and Morestana, which reduced operating margin by 0.3%.
Corporate
Net interest expense of $28 and $56 in second quarter and first half 2006, respectively, increased from $22 and $44 for the same periods in 2005. The increase was primarily due to the increase in the interest rate on short-term debt during 2006.
Pension expense included in Corporate in second quarter and first half 2006 of $40 and $80, respectively, increased from $32 and $60 for the same periods in 2005. This primarily resulted from the declines during 2000 through 2002 in the market related value of equity investments held by Eaton’s pension plans, increased settlement losses in 2006, and the effect of the lowering of discount rates associated with pension liabilities at year-end 2005.
Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, Eaton began to record compensation expense under the “fair-value-based” method of accounting for stock options granted to employees and directors. Pretax expense for stock options in second quarter and first half 2006 were $7 and $13, respectively. Additional information related to this accounting change is included above in the “Stock Options” note to the condensed consolidated financial statements.
Changes in Financial Condition During 2006
Net working capital of $640 at June 30, 2006 increased by $30 from $610 at year-end 2005. The increase was primarily due to the $250 increase in accounts receivable largely resulting from increased sales in first half 2006, and the $143 increase in cash and short-term investments, which primarily resulted from strong cash flow from operations of $568 in first half 2006. These increases in working capital were partially offset by the $237 increase in current portion of long-term debt and a net reduction of $126 in inventories, accounts payable and several other working capital accounts. The increase in current portion of long-term debt was primarily due to the reclassification to current liabilities of the 6% Euro 200 million Notes that will mature in March 2007 (U.S. dollar equivalent of $255 at June 30, 2006). Accounts receivable days outstanding were 57 days at June 30, 2006, up 1 day from 56 days at the end of 2005. Inventory days on hand at the end of second quarter 2006 were 46 days, down 1 day from 47 days at year-end 2005. Cash and short-term investments totaled $479 at June 30, 2006, up $143 from $336 at year-end 2005. The current ratio was 1.2 at June 30, 2006 and year-end 2005.
Cash flow from operations in first half 2006 of $568, compares to cash flow from operations of $415 in first half 2005. The $153 increase in cash flow from operations in 2006 compared to 2005 was primarily due to increased net income of $65 in 2006, and a net reduction of $122 in working capital funding due to lower inventories, higher accounts payable and changes in several other working capital accounts in 2006. Additionally, the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, reduced cash provided by operating activities in first half 2006 by $21 and increased cash provided by financing activities by $21, since the new Statement requires for the first time, certain income tax benefits resulting from exercises of stock options to be included in cash provided by financing activities. In June 2006, Eaton repurchased .895 million Common Shares in the open market at a total cost of $63.

Total debt of $2,422 at June 30, 2006 decreased $42 from $2,464 at year-end 2005, reflecting an increase of $37 in short-term debt offset by a decrease of $79 in long-term debt, including current portion of long-term debt. The net-debt-to-capital ratio was 31.4% at June 30, 2006 compared to 36.0% at year-end 2005. The improvement in this ratio was primarily due to the increase of $471 in Shareholders’ equity and the $185 decrease in net debt (total debt less cash and short-term investments) due to the $143 increase in cash and short-term investments in first half 2006. The increase in Shareholders’ equity was primarily due to net income of $461 in first half 2006, partially offset by cash dividends paid of $104 paid in the same period.
In light of Eaton’s strong performance in first half 2006, and the outlook for the rest of 2006 and 2007, in July 2006 the Company raised the quarterly dividend on its Common Shares by 11%, from $.35 per share to $.39 per share, effective with the August 2006 dividend. This increase, coupled with the 13% increase in the dividend, from $.31 per share to $.35 per share, which was announced in January 2006, is expected to increase cash dividend payments in 2006 by $37 and by approximately $48 on an annualized basis. Also in July 2006, Eaton repurchased an additional 1.0 million Common Shares in the open market at a total cost of $65.
On July 19, 2006 Moody’s Investors Service changed its outlook on Eaton to stable from negative. Moody’s awarded Eaton a long-term rating of “A2,” its sixth highest ranking.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements concerning the third quarter 2006 and full year 2006 net income per share, Eaton’s worldwide markets, and the Excel 07 program. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for Eaton’s business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; acquisitions and divestitures; unexpected difficulties in implementing the Excel 07 program; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
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
Item 4. Controls and Procedures
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman and Chief Executive Officer; President and Richard H. Fearon - Executive Vice President — Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Eaton’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
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
During second quarter 2006, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer’s Purchases of Equity Securities
In June 2006, Eaton repurchased .895 million Common Shares in the open market at a total cost of $63.
These shares were repurchased under the plan announced on April 18, 2005, when Eaton’s Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. The remainder of the shares will be repurchased over time, depending on market conditions, share price, capital levels and other considerations. A summary of the activity follows:

			Total number of	Maximum number (or
			shares	approximate dollar
	Total		purchased as	value) of shares that
	number of	Average	part of publicly	may yet be
	shares	price paid	announced plans	purchased under the
Month	purchased	per share	or programs	plans or programs
June 2006	894,504	$70.41	894,504	5,725,596

Item 6. Exhibits
Exhibits — See Exhibit Index attached.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION

Registrant

Date: August 4, 2006	/s/ Richard H. Fearon

Richard H. Fearon
Executive Vice President -
Chief Financial and Planning Officer

Eaton Corporation
Second Quarter 2006 Report on Form 10-Q
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