Form 10-Q
period 2006-09-30
EATON CORP
filed 2006-11-03
CIK 31277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). No ☑
There were 149.0 million Common Shares outstanding as of September 30, 2006.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Eaton Corporation
Statements of Consolidated Income

	Three months		Nine months
	ended September 30		ended September 30
(Millions except for per share data)	2006	2005	2006	2005
Net sales	$3,115	$2,767	$9,268	$8,202

Cost of products sold	2,313	1,983	6,750	5,894
Selling & administrative expense	468	438	1,445	1,301
Research & development expense	86	74	248	211
Interest expense-net	25	24	81	68
Other (income) expense-net	(2)	1	(6)	(14)

Income from continuing operations before income taxes	225	247	750	742
Income taxes	12	50	79	154

Income from continuing operations	213	197	671	588
Income from discontinued operations, net of income taxes	35	2	38	7

Net income	$248	$199	$709	$595

Net income per Common Share assuming dilution
Continuing operations	$1.39	$1.29	$4.37	$3.80
Discontinued operations	.23	.01	.25	.05

	$1.62	$1.30	$4.62	$3.85

Average number of Common Shares outstanding assuming dilution	153.0	152.4	153.4	154.4

Net income per Common Share basic
Continuing operations	$1.42	$1.32	$4.45	$3.90
Discontinued operations	.23	.01	.25	.05

	$1.65	$1.33	$4.70	$3.95

Average number of Common Shares outstanding basic	150.5	149.1	150.7	150.7

Cash dividends paid per Common Share	$.39	$.31	$1.09	$.93
See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets

	Sept. 30,	Dec. 31,
(Millions)	2006	2005
Assets
Current assets
Cash	$129	$110
Short-term investments	572	226
Accounts receivable	2,025	1,785
Inventories	1,239	1,099
Deferred income taxes & other current assets	436	358

	4,401	3,578

Property, plant & equipment-net	2,202	2,175
Goodwill	3,156	3,139
Other intangible assets	833	626
Deferred income taxes & other assets	662	700

	$11,254	$10,218

Liabilities & Shareholders’ Equity
Current liabilities
Short-term debt, primarily commercial paper	$390	$394
Current portion of long-term debt	314	240
Accounts payable	1,022	810
Accrued compensation	280	277
Accrued income & other taxes	269	305
Other current liabilities	1,130	942

	3,405	2,968

Long-term debt	1,770	1,830
Postretirement benefits other than pensions	526	537
Pensions & other liabilities	1,165	1,105
Shareholders’ equity	4,388	3,778

	$11,254	$10,218

See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

	Nine months
	ended September 30
(Millions)	2006	2005
Net cash provided by operating activities
Net income	$709	$595
Adjustments to reconcile to net cash provided by operating activities
Depreciation & amortization	322	300
Pensions	155	83
Gain on sales of businesses	(34)	—
Changes in working capital, excluding acquisitions & sales of businesses	10	(182)
Voluntary contributions to United States & United Kingdom qualified pension plans	(114)	(61)
Other-net	(32)	(24)

	1,016	711

Net cash used in investing activities
Expenditures for property, plant & equipment	(223)	(232)
Acquisitions of businesses	(249)	(319)
Sales of businesses	66	—
Purchases of short-term investments-net	(333)	(20)
Other-net	(51)	8

	(790)	(563)

Net cash used in financing activities
Borrowings with original maturities of more than three months
Proceeds	617	275
Payments	(549)	(40)
Borrowings (payments) with original maturities of less than three months-net, primarily commercial paper	(89)	158
Cash dividends paid	(162)	(138)
Proceeds from exercise of employee stock options	86	54
Income tax benefit from exercise of employee stock options	22	—
Purchase of Common Shares	(132)	(450)

	(207)	(141)

Total increase in cash	19	7
Cash at beginning of period	110	85

Cash at end of period	$129	$92

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
Discontinued Automotive Operations
In third quarter 2006, certain businesses of the Automotive segment were sold, resulting in a $35 after-tax gain, or $.23 per Common Share. As a result of these sales, the consolidated financial statements present these operations as discontinued operations.
Acquisitions of Businesses
In 2006 and 2005, Eaton acquired certain businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of the larger transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales
2006 Acquisitions
Senyuan International Holdings Limited A China based manufacturer of vacuum circuit breakers and other electrical switchgear components	September 14, 2006	Electrical	$47 for 2005

Ronningen-Petter business unit of Dover Resources, Inc. A U.S. based manufacturer of industrial fine filters and components	September 5, 2006	Fluid Power	$30 for 2005

Synflex business unit of Saint-Gobain Performance Plastics Corporation A U.S. based manufacturer of thermoplastic hoses and tubing	March 31, 2006	Fluid Power	$121 for 2005

Marina Power and Lighting A U.S. manufacturer of marine duty electrical distribution products	March 24, 2006	Electrical	$11 for 2005

2005 Acquisitions
Aerospace division of PerkinElmer, Inc.	December 6, 2005	Fluid Power	$150 for the year ended June 30, 2005

Aerospace fluid and air division of Cobham plc	November 1, 2005	Fluid Power	$210 for 2004

Assets of Pringle Electrical Manufacturing Company	October 11, 2005	Electrical	$6 for 2004, one-third of which were to Eaton

Industrial filtration business of Hayward Industries, Inc.	September 6, 2005	Fluid Power	$100 for the year ended June 30, 2005

Tractech Holdings, Inc.	August 17, 2005	Automotive	$43 for 2004

Morestana S.A. de C.V.	June 30, 2005	Automotive	$13 for 2004

Winner Group Holdings Ltd.	March 31, 2005	Fluid Power	$26 for 2004

Pigozzi S.A. Engrenagens e Transmissoes	March 1, 2005	Truck	$42 for 2004

Acquisition Integration Charges
In 2006 and 2005, Eaton incurred charges related to the integration of acquired businesses. Charges in 2006 related to primarily the following acquisitions: Powerware, the electrical power systems business acquired in June 2004 and the Pringle electrical switch business acquired in 2005; several acquisitions in 2005 in Fluid Power, including the acquired operations of PerkinElmer, Inc., Cobham plc, Hayward, and Winner; and the Pigozzi, Tractech, and Morestana businesses acquired in 2005. Charges in 2005 related to primarily the following acquisitions: Powerware, the electrical division of Delta plc acquired in January 2003, and the Boston Weatherhead fluid power business acquired in November 2002. A summary of these charges follows:

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Electrical	$1	$4	$6	$16
Fluid Power	5	—	11	5
Truck	1	1	5	1
Automotive	—	1	3	1

Pretax charges	$7	$6	$25	$23

After-tax charges	$5	$4	$17	$15
Per Common Share	$.03	$.03	$.11	$.10
Excel 07 Plant Closing Charges
In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program is a series of actions intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses in which markets are expected to weaken during the second half of 2006 and in 2007. In the first nine months of 2006, as part of the Excel 07 program, Eaton incurred charges related to closings of plants in all four business segments, including plant closures which were previously disclosed during third quarter 2006, as described below. Additional actions related to the Excel 07 program may be taken before the program is completed.
On September 29, 2006, the Company announced the closure of its heavy-duty truck transmission manufacturing plant in Manchester, United Kingdom, by the end of 2006. Aggregate estimated pretax charges associated with this closure are expected to be approximately $25, of which $22 were recognized in third quarter 2006. Total costs consist of cash charges of $16 for severance costs, charges of $3 related to pension costs, and $6 for other costs. This facility has 299 employees.
On September 29, 2006, Eaton also announced the closure of its engine valve actuation manufacturing plant in Saginaw, Michigan, by second half 2008. Aggregate estimated pretax charges associated with this closure are expected to be approximately $21, of which $11 were recognized in third quarter 2006. Total costs consist of cash charges of $3 for severance costs, charges of $4 related to pension costs, $4 for the write-down of fixed capital, and $10 for other costs. This facility has 277 employees.
On September 25, 2006, the Company announced the closure of its engine valve manufacturing plant in Montornes del Valles, Spain, by the end of 2006. Aggregate estimated pretax charges associated with this closure are expected to be approximately $19, of which $17 were recognized in third quarter 2006. Total costs consist of cash charges of $15 for severance costs, $2 for the write-down of fixed capital, and $2 for other costs. This facility has 154 employees.
A summary of charges incurred by each segment in third quarter 2006 and the first nine months of 2006 related to all Excel 07 plant closings, including workforce reductions, plant integration and other charges, follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Electrical	$4	$5
Fluid Power	9	19
Truck	22	25
Automotive	31	47

Pretax charges	$66	$96

Summary of Acquisition Integration and Excel 07 Plant Closing Charges
A summary of acquisition integration and Excel 07 plant closing charges, and utilization of the various components follows:

	Workforce reductions		Plant integration
	Employees	Dollars	& other	Total
Balance at December 31, 2005	166	$3	$1	$4
2006 charges	1,879	72	49	121
Utilized in 2006	(225)	(11)	(42)	(53)

Balance at September 30, 2006	1,820	$64	$8	$72

The acquisition integration and Excel 07 plant closing charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Retirement Benefit Plans Expense
Pretax income for third quarter 2006 was reduced by $26 ($17 after-tax, or $.11 per Common Share) compared to third quarter 2005 due to increased pension and other postretirement benefit expense in 2006. This reduction primarily resulted from the effect of the lowering of discount rates associated with pension liabilities at year-end 2005, curtailment losses related to Excel 07 plant closings in 2006, and increased settlement losses in 2006. Pretax income for the first nine months of 2006 was similarly reduced by $60 ($39 after-tax, or $.25 per Common Share) compared to the first nine months of 2005. The components of benefit costs follow:

	Three months ended September 30
			Other
			postretirement
	Pension benefits		benefits
	2006	2005	2006	2005
Service cost	$35	$28	$4	$3
Interest cost	38	35	12	12
Expected return on plan assets	(42)	(41)	—	—
Other	17	12	4	2

	48	34	20	17
Curtailment loss	8	—	—	—
Settlement loss	11	10	—	—

	$67	$44	$20	$17

	Nine months ended September 30
			Other
			postretirement
	Pension benefits		benefits
	2006	2005	2006	2005
Service cost	$109	$89	$11	$11
Interest cost	111	106	36	36
Expected return on plan assets	(124)	(124)	—	—
Other	50	36	10	8

	146	107	57	55
Curtailment loss	10	—	1	—
Settlement loss	34	26	—	—

	$190	$133	$58	$55

In January 2006, Eaton made a voluntary contribution of $100 to its United States qualified pension plan.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires employers to recognize on their balance sheets the net amount by which pension and other postretirement benefit plan liabilities are overfunded or underfunded. This new requirement replaces SFAS No. 87’s requirement to report at least a minimum pension liability measured as the excess of the accumulated benefit obligations over the fair value of plan assets. Under the new requirement, employers are required to recognize all actuarial gains and losses, prior service costs, and any remaining transition amounts from the initial application of SFAS Nos. 87 and 106 when recognizing the plans’ funded status, with an increase in accumulated other comprehensive loss in shareholders’ equity. Effective for fiscal years ending after December 15, 2008, SFAS No. 158 will also require year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost.
Eaton is required to adopt the balance sheet recognition provisions of SFAS No. 158 in year-end 2006 reporting. As a result, actuarial gains and losses and prior service costs will be recognized in the plans’ funded status, with an increase in Accumulated other comprehensive loss in Shareholders’ equity. The measurement date for Eaton’s pension and other postretirement obligations is November 30. The assumptions to be used in valuing the obligations as of that date in 2006 have not yet been established. The Company is currently unable to estimate the impact of adopting SFAS No. 158 on its Consolidated Balance Sheet. The impact of adopting SFAS No. 158 in the fourth quarter of 2006 is dependent on plan asset performance through the measurement date as well as discount rates and other factors that will be applicable as of the measurement date.
Stock Options
Under various plans, stock options have been granted to certain employees and directors to purchase Common Shares at prices equal to fair market value on the date of grant. Substantially all of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant. During 1997 and 1998, stock options were granted that have a provision for accelerated vesting if the Company achieves certain earnings per Common Share targets or certain Common Share market price targets. One-half of these options vest based on the achievement of earnings per share targets and the other half vest based on the achievement of Common Share market price targets. If the targets are not achieved, these options vest 10 days before the expiration of their 10-year term. Subsequent to the issuance of these options, the Common Share price targets were achieved and the related options vested. As of September 30, 2006, 1.9 million stock options with earnings per share targets were outstanding that have not vested, because the earnings per share targets have not been achieved.
Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, Eaton began to record compensation expense under the “fair-value-based” method of accounting for stock options granted to employees and directors. Expense for stock options in third quarter 2006 was $7 pretax ($6 after-tax, or $.03 per Common Share both assuming dilution and basic). For the first nine months of 2006, expense for stock options was $20 ($15 after-tax, or $.09 per Common Share both assuming dilution and basic). Additionally, the adoption of SFAS No. 123(R) reduced cash provided by operating activities by $22 in the first nine months of 2006 and increased cash provided by financing activities by $22, because the new Statement requires, for the first time, certain income tax benefits resulting from exercises of stock options to be included in cash provided by financing activities.
The Company adopted SFAS No. 123(R) using the “modified prospective application” method and, consequently, financial results for periods prior to 2006 were not restated for this accounting change. Under the modified prospective method, compensation expense for stock options includes expense for all options granted prior to but not yet vested as of the end of 2005, and expense for options granted beginning in 2006, based on the grant date fair value of the options. As further described below, the fair values of stock options granted were determined using the Black-Scholes option pricing model. Expense is recognized on a straight-line basis over the period the employee or director is required to provide service in exchange for the award. Prior to 2006, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, stock options were accounted for using the intrinsic-value-based method in Accounting Principles Board (APB) Opinion No. 25. Under that method, no compensation expense was recognized on the grant date, since on that date the option exercise price equaled the market price of the underlying Common Shares. The fair value of stock options granted was estimated using the Black-Scholes option pricing model. A summary of the assumptions used during 2006 and 2005 in determining the fair value of options follows:

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
The weighted-average fair value of stock options granted in the first nine months of 2006 was $16.79 per option and in the first nine months of 2005 was $16.74 per option. The total fair value of stock options vesting in the first nine months of 2006 was $22. As of September 30, 2006, the total compensation expense not yet recognized related to nonvested stock options was $45, and the weighted-average period in which the expense is expected to be recognized is 2 years.
A summary of stock option activity follows (options in millions):

	Nine months ended September 30, 2006
			Weighted-
	Weighted-		average
	average		remaining	Aggregate
	price per		contractual	intrinsic
	option	Options	life in years	value
Outstanding December 31, 2005	$42.95	14.4
Granted	68.65	1.9
Exercised	35.41	(2.5)
Forfeited	64.90	(.2)

Outstanding September 30, 2006	$47.59	13.6	5.5	$290

Exercisable September 30, 2006	$41.85	7.8	5.1	$211

Reserved for future grants September 30, 2006		5.2
The aggregate intrinsic value in the table above represents the total pretax difference between the $68.85 closing price of Eaton Common Shares on the last trading day of third quarter 2006 over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. Under SFAS No. 123(R), the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company’s Common Shares.
Information related to stock options exercised follows:

	Nine months ended September 30
	2006	2005
Proceeds from stock options exercised	$86	$54
Income tax benefits related to stock options exercised
Reported in operating activities in statement of cash flows	7	18
Reported in financing activities in statement of cash flows	22	—
Intrinsic value of stock options exercised	88	59
Prior to 2006, Eaton had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. If the Company recognized compensation expense in 2005 for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income
As reported	$199	$595
Stock-based compensation expense, net of income taxes	(5)	(14)

Assuming fair-value-based method	$194	$581

Net income per Common Share assuming dilution
As reported	$1.30	$3.85
Stock-based compensation expense, net of income taxes	(.03)	(.09)

Assuming fair-value-based method	$1.27	$3.76

Net income per Common Share basic
As reported	$1.33	$3.95
Stock-based compensation expense, net of income taxes	(.03)	(.10)

Assuming fair-value-based method	$1.30	$3.85

Income Taxes
The effective income tax rates for continuing operations for third quarter 2006 and the first nine months of 2006 were 5.4% and 10.6%, respectively, compared to 20.2% and 20.8% for the same periods in 2005. The lower rates in 2006 were primarily due to income tax benefits of $29 recognized in each of the second and third quarters of 2006 resulting from the favorable resolution of multiple international and U.S. income tax items in each quarter. Excluding the income tax benefits resulting from the favorable resolution of income tax items, the effective income tax rates for continuing operations for third quarter 2006 was 18.5% and for the first nine months of 2006 was 18.4%.
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of income tax positions taken, or expected to be taken, in an income tax return. FIN No. 48 also changes the disclosure standards for income taxes. Eaton’s historical policy has consistently been to enter into tax planning strategies only if it is more likely than not that the benefit would be sustained upon audit. For example, the Company has never entered into any of the Internal Revenue Service (IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4. Consequently, the Company does not expect the adoption of FIN No. 48 to result in the recording of a material cumulative effect of a change in the accounting principle.
Repurchase of Common Shares
In third quarter 2006, Eaton repurchased 1.051 million Common Shares in the open market at a total cost of $69. In second quarter 2006, 0.895 million Common Shares were repurchased in the open market at a total cost of $63.
In second quarter 2005, the Company repurchased 3.380 million shares in the open market at a total cost of $200. During first quarter 2005, 3.635 million Common Shares were repurchased in the open market at a total cost of $250.

Net Income per Common Share
A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Income from continuing operations	$213	$197	$671	$588
Income from discontinued operations	35	2	38	7

Net income	$248	$199	$709	$595

Average number of Common Shares outstanding assuming dilution	153.0	152.4	153.4	154.4
Less dilutive effect of stock options	2.5	3.3	2.7	3.7

Average number of Common Shares outstanding basic	150.5	149.1	150.7	150.7

Net income per Common Share assuming dilution
Continuing operations	$1.39	$1.29	$4.37	$3.80
Discontinued operations	.23	.01	.25	.05

	$1.62	$1.30	$4.62	$3.85

Net income per Common Share basic
Continuing operations	$1.42	$1.32	$4.45	$3.90
Discontinued operations	.23	.01	.25	.05

	$1.65	$1.33	$4.70	$3.95

Comprehensive Income
The components of comprehensive income follow:

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Net income	$248	$199	$709	$595
Foreign currency translation	3	17	54	(24)
Other	(2)	8	(7)	16

Comprehensive income	$249	$224	$756	$587

Inventories
The components of inventories follow:

	Sept. 30,	Dec. 31,
	2006	2005
Raw materials	$507	$469
Work-in-process & finished goods	824	707

Inventories at FIFO	1,331	1,176
Excess of FIFO over LIFO cost	(92)	(77)

	$1,239	$1,099

In first quarter 2006, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The effect of the adoption of SFAS No. 151 was not material to the Company’s financial position, results of operations, or cash flows.

Business Segment Information

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Net sales
Electrical	$1,076	$978	$3,081	$2,750
Fluid Power	998	774	2,998	2,401
Truck	647	601	1,900	1,739
Automotive	394	414	1,289	1,312

	$3,115	$2,767	$9,268	$8,202

Operating profit
Electrical	$116	$111	$332	$269
Fluid Power	105	73	319	243
Truck	122	119	372	348
Automotive	6	48	103	179

Corporate
Amortization of intangible assets	(13)	(7)	(35)	(21)
Interest expense-net	(25)	(24)	(81)	(68)
Minority interest	(3)	(2)	(6)	(4)
Pension & other postretirement benefit expense	(40)	(29)	(120)	(89)
Stock option expense	(7)	—	(20)	—
Other corporate expense-net	(36)	(42)	(114)	(115)

Income from continuing operations before income taxes	225	247	750	742
Income taxes	12	50	79	154

Income from continuing operations	213	197	671	588
Income from discontinued operations, net of income taxes	35	2	38	7

Net income	$248	$199	$709	$595

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Dollars in millions, except for per share data (per share data assume dilution)
Overview of the Company
Eaton Corporation is a diversified industrial manufacturer with 2005 sales of $11.1 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The principal markets for the Electrical segment are industrial, construction, commercial, automotive and government customers. The principal markets for the Fluid Power, Truck and Automotive segments are original equipment manufacturers and after-market customers of off-highway agricultural and construction vehicles, industrial equipment, heavy-, medium-, and light-duty trucks, passenger cars and customers involved with aerospace products and systems. Eaton had 60,000 employees at the end of third quarter 2006 and sells products to customers in more than 125 countries.
Highlights of Results for 2006

	Three months ended September 30			Nine months ended September 30
	2006	2005	Increase	2006	2005	Increase
Continuing operations
Net sales	$3,115	$2,767	13%	$9,268	$8,202	13%
Gross profit	802	784	2%	2,518	2,308	9%
Percent of net sales	25.7%	28.3%		27.2%	28.1%
Income after income taxes	$213	$197	8%	$671	$588	14%
Income from discontinued operations, net income taxes	35	2		38	7

Net income	$248	$199	25%	$709	$595	19%

Net income per Common Share assuming dilution
Continuing operations	$1.39	$1.29	8%	$4.37	$3.80	15%
Discontinued operations	.23	.01		.25	.05

	$1.62	$1.30	25%	$4.62	$3.85	20%

Net sales in third quarter 2006 were a quarterly record for Eaton. Sales growth of 13% in third quarter 2006 compared to third quarter 2005 consisted of 5% from organic growth, 6% from acquisitions of businesses and 2% from foreign exchange rates. Organic growth included 4% from end-market growth and 1% from outgrowing end markets. Sales in the first nine months of 2006 increased 13% over the first nine months of 2005 primarily attributable to the same factors as in third quarter 2006.
In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program is a series of actions intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses in which markets are expected to weaken during the second half of 2006 and in 2007. This program includes costs of plant closings as described above in the “Excel 07 Plant Closing Charges” note to the condensed consolidated financial statements, as well as costs of relocating product lines and other employee reductions. The net impact of this program also takes into account the savings generated from the actions noted above, gains from sales of non-strategic product lines, and other corporate actions, including the favorable resolution of multiple international and U.S. income tax items.
The total net impact of the Excel 07 program was a positive $.03 per Common Share in third quarter 2006 and a positive $.05 per share in the first nine months of 2006. The net pretax costs of the Excel 07 program in third quarter 2006 and the first nine months of 2006 were more than offset by savings generated from earlier Excel 07 actions, a net gain on the sale of non-strategic product lines, and income tax benefits associated with the Excel 07 program, including the recognition of a $29 benefit in each of the second and the third quarters of 2006 resulting from the favorable resolution of multiple international and U.S. income tax items in each quarter. The Excel 07 announcements during third quarter 2006 were in total the largest set of quarterly actions announced this year. With the announcements of these actions, the Company anticipates a smaller number of new Excel 07 actions during fourth quarter 2006.

Gross profit increased 2% in third quarter 2006 compared to third quarter 2005, primarily due to sales growth, the benefits of integrating acquired businesses, and continued productivity improvements driven by the Eaton Business System (EBS). These improvements in gross profit were partially offset by costs of plant closings and other expenses associated with the Company’s Excel 07 program, higher pension expense, and higher prices paid for raw materials, supplies and basic metals. The 9% increase in gross profit in the first nine months of 2006 compared to the first nine months of 2005 was primarily attributable to the same factors as in third quarter 2006.
Net income and net income per Common Share assuming dilution for third quarter 2006 both increased 25% compared to third quarter 2005. These improvements were primarily due to sales growth; the benefits of integrating acquired businesses; continued productivity improvements driven by EBS; a lower effective income tax rate, which reflected an income tax benefit of $29 resulting from the favorable resolution of multiple international and U.S. income tax items; and a $35 after-tax gain related to the sale of certain businesses of the Automotive segment, which were reported as discontinued operations in the Statements of Consolidated Income. These factors contributing to the increase in net income in third quarter 2006 were partially offset by costs of plant closings and other expenses associated with the Excel 07 program; higher pension expense; higher prices paid for raw materials, supplies and basic metals; and expense for stock options that was recorded for the first time in 2006.
Net income and net income per Common Share assuming dilution for the first nine months of 2006 increased 19% and 20%, respectively, compared to the first nine months of 2005. These increases were primarily attributable to the same factors as in third quarter 2006, and an additional income tax benefit of $29 in second quarter 2006 resulting from the favorable resolution of multiple international and U.S. income tax items. Earnings per share in the first nine months of 2006 also benefited from lower average shares outstanding compared to the first nine months of 2005, due to the repurchase of 1.946 million shares in 2006 and 7.015 million shares in 2005.
In 2006, Eaton acquired four businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales
Senyuan International Holdings Limited A China based manufacturer of vacuum circuit breakers and other electrical switchgear components	September 14, 2006	Electrical	$47 for 2005

Ronningen-Petter business unit of Dover Resources, Inc. A U.S. based manufacturer of industrial fine filters and components	September 5, 2006	Fluid Power	$30 for 2005

Synflex business unit of Saint-Gobain Performance Plastics Corporation A U.S. based manufacturer of thermoplastic hoses and tubing	March 31, 2006	Fluid Power	$121 for 2005

Marina Power and Lighting A U.S. manufacturer of marine duty electrical distribution products	March 24, 2006	Electrical	$11 for 2005
Cash flow from operations in the first nine months of 2006 of $1,016 increased $305 over cash flow from operations of $711 in the first nine months of 2005, primarily due to increased net income of $114 in 2006, and a net reduction of $192 in working capital funding due to changes in accounts receivable, accounts payable and in several other working capital accounts in 2006. Additionally, the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, reduced cash provided by operating activities in the first nine months of 2006 by $22 and increased cash provided by financing activities by $22, since the new Statement requires for the first time, certain income tax benefits resulting from exercises of stock options to be included in cash provided by financing activities. In the first nine months of 2006, 1.946 million Common Shares were repurchased in the open market at a total cost of $132.
Total debt of $2,474 at September 30, 2006 increased $10 from $2,464 at year-end 2005. Changes in debt included the issuance in August 2006 of $250 of floating rate notes due 2009, and the repayment of $242 of notes and debentures in the first nine months of 2006. The net-debt-to-capital ratio was 28.8% at September 30, 2006 compared to 36.0% at year-end 2005. The improvement in this ratio was primarily due to the increase of $610 in Shareholders’ equity in the first nine months of 2006 and the $355 decrease in net debt (total debt less cash and short-term investments) largely due to the $365 increase in cash and short-term investments in the same period. The increase in Shareholders’ equity was primarily due to net income of $709 in the first nine months of 2006, partially offset by cash dividends of $162 paid in the same period.

Net working capital of $996 at September 30, 2006 increased by $386 from $610 at year-end 2005. The increase was primarily due to the $365 increase in cash and short-term investments, which primarily resulted from strong cash flow from operations of $1,016 in the first nine months of 2006, the $240 increase in accounts receivable largely resulting from increased sales in 2006, and the $140 increase in inventories mainly to support higher levels of sales in 2006. These increases in working capital were partially offset by the $74 increase in current portion of long-term debt and a net increase of $285 in other current liabilities, accounts payable and several other working capital accounts in 2006. The increase in current portion of long-term debt was primarily due to the reclassification to current liabilities of the 6% Euro 200 million Notes that will mature in March 2007 (U.S. dollar equivalent of $253 at September 30, 2006) and $48 of other long-term debt that will mature in 2007, partially offset by the repayment of $242 of notes and debentures in the first nine months of 2006. Cash and short-term investments totaled $701 at September 30, 2006, up $365 from $336 at year-end 2005. The current ratio was 1.3 at September 30, 2006 and 1.2 at year-end 2005.
As of mid-October 2006, Eaton anticipates growth in its end markets in 2006 of between 4% and 5%. As anticipated, the strong growth experienced in many of the Company’s end markets in the first half of 2006 slowed in third quarter 2006 as markets responded to the impact of the continuing rise in interest rates in the United States and many other countries, in addition to the adverse impact on the economy of higher energy and commodity costs and other inflationary pressures. While the non-residential electrical and hydraulic markets are expected to remain strong, and the heavy-duty truck market is anticipated to post a strong finish to the year, markets likely to weaken further during fourth quarter 2006 are the residential construction market for the Company’s electrical products, North American and Brazilian automotive production, and Brazilian agricultural equipment production. In light of the slowing growth rate, Eaton anticipates net income per Common Share for fourth quarter 2006 to be between $1.45 and $1.55, after acquisition integration charges of $.05 per share. The Company is narrowing its guidance for full-year 2006 earnings per share to between $6.07 and $6.17, after acquisition integration charges of $.16 per share.
In July 2006, the Company raised the quarterly dividend on its Common Shares by 11%, from $.35 per share to $.39 per share, effective with the August 2006 dividend. This increase is in addition to the 13% increase in the dividend, from $.31 per share to $.35 per share, which was announced in January 2006.
Results of Operations – 2006 Compared to 2005

	Three months ended September 30			Nine months ended September 30
	2006	2005	Increase	2006	2005	Increase
Continuing operations
Net sales	$3,115	$2,767	13%	$9,268	$8,202	13%
Gross profit	802	784	2%	2,518	2,308	9%
Percent of net sales	25.7%	28.3%		27.2%	28.1%
Income after income taxes	$213	$197	8%	$671	$588	14%
Income from discontinued operations, net income taxes	35	2		38	7

Net income	$248	$199	25%	$709	$595	19%

Net income per Common Share assuming dilution
Continuing operations	$1.39	$1.29	8%	$4.37	$3.80	15%
Discontinued operations	.23	.01		.25	.05

	$1.62	$1.30	25%	$4.62	$3.85	20%

Net sales in third quarter 2006 were a quarterly record for Eaton. Sales growth of 13% in third quarter 2006 compared to third quarter 2005 consisted of 5% from organic growth, 6% from acquisitions of businesses and 2% from foreign exchange rates. Organic growth included 4% from end-market growth and 1% from outgrowing end markets. Sales in the first nine months of 2006 increased 13% over the first nine months of 2005 primarily attributable to the same factors as in third quarter 2006.
In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program is a series of actions intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses in which markets are expected to weaken during the second half of 2006 and in 2007. This program includes costs of plant closings as described above in the “Excel 07 Plant Closing Charges” note to the condensed consolidated financial statements, as well as costs of relocating product lines and other employee reductions. The net impact of this program also takes into account the savings generated from the actions noted above, gains from sales of non-strategic product lines, and other corporate actions, including the favorable resolution of multiple international and U.S. income tax items.

The total net impact of the Excel 07 program was a positive $.03 per Common Share in third quarter 2006 and a positive $.05 per share in the first nine months of 2006. The net pretax costs of the Excel 07 program in third quarter 2006 and the first nine months of 2006 were more than offset by the savings generated from earlier Excel 07 actions, a net gain on the sale of non-strategic product lines, and income tax benefits associated with the Excel 07 program, including the recognition of a $29 benefit in each of the second and the third quarters of 2006 resulting from the favorable resolution of multiple international and U.S. income tax items in each quarter. The Excel 07 announcements during third quarter 2006 were in total the largest set of quarterly actions announced this year. With the announcements of these actions, the Company anticipates a smaller number of new Excel 07 actions during fourth quarter 2006.
Net pretax costs of plant closings and other actions associated with the Excel 07 program were included in the Statements of Consolidated Income primarily in Cost of products sold, with additional amounts in Selling & administrative expense or Other (income) expense-net, as appropriate. In Business Segment Information, the net pretax impact of the Excel 07 program was included in Operating profit of the related business segment, as separately discussed in the results of each business segment below. A $35 after-tax gain related to the sale of certain businesses of the Automotive segment was reported in discontinued operations.
Gross profit increased 2% in third quarter 2006 compared to third quarter 2005, primarily due to sales growth, the benefits of integrating acquired businesses, and continued productivity improvements driven by the Eaton Business System (EBS). These improvements in gross profit were partially offset by costs of plant closings and other expenses associated with the Company’s Excel 07 program, higher pension expense, and higher prices paid for raw materials, supplies and basic metals. The 9% increase in gross profit in the first nine months of 2006 compared to the first nine months of 2005 was primarily attributable to the same factors as in third quarter 2006. Net pretax costs of plant closings and other actions associated with the Excel 07 program reduced pretax operating margins in third quarter 2006 and the first nine months of 2006 by 2.4% and 1.2%, respectively.
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

	Three months		Nine months
	ended September 30		ended September 30
	2006	2005	2006	2005
Electrical	$1	$4	$6	$16
Fluid Power	5	—	11	5
Truck	1	1	5	1
Automotive	—	1	3	1

Pretax charges	$7	$6	$25	$23

After-tax charges	$5	$4	$17	$15
Per Common Share	$.03	$.03	$.11	$.10
The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Pretax income for third quarter 2006 was reduced by $26 ($17 after-tax, or $.11 per Common Share) compared to third quarter 2005 due to increased pension and other postretirement benefit expense in 2006. This reduction primarily resulted from the effect of the lowering of discount rates associated with pension liabilities at year-end 2005, curtailment losses related to Excel 07 plant closings in 2006, and increased settlement losses in 2006. Pretax income for the first nine months of 2006 was similarly reduced by $60 ($39 after-tax, or $.25 per Common Share) compared to the first nine months of 2005.

Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, Eaton began to record compensation expense under the “fair-value-based” method of accounting for stock options granted to employees and directors. Expense for stock options in third quarter 2006 was $7 pretax ($6 after-tax, or $.03 per Common Share both assuming dilution and basic). For the first nine months of 2006, expense for stock options was $20 ($15 after-tax, or $.09 per Common Share both assuming dilution and basic).
Net interest expense in third quarter 2006 and the first nine months in 2006 of $25 and $81, respectively, increased from $24 and $68 for the same periods in 2005. The increase was primarily due to the increase in the interest rate on short-term debt during 2006.

The effective income tax rates for continuing operations for third quarter 2006 and the first nine months of 2006 were 5.4% and 10.6%, respectively, compared to 20.2% and 20.8% for the same periods in 2005. The lower rates in 2006 were primarily due to income tax benefits of $29 recognized in each of the second and third quarters of 2006 resulting from the favorable resolution of multiple international and U.S. income tax items in each quarter. Excluding the income tax benefits resulting from the favorable resolution of income tax items, the effective income tax rates for continuing operations for third quarter 2006 was 18.5% and for the first nine months of 2006 was 18.4%.
Net income and net income per Common Share assuming dilution for third quarter 2006 both increased 25%, compared to third quarter 2005. These improvements were primarily due to sales growth; the benefits of integrating acquired businesses; continued productivity improvements driven by EBS; a lower effective income tax rate, which reflected an income tax benefit of $29; and a $35 after-tax gain related to the sale of certain businesses of the Automotive segment, which were reported as discontinued operations in the Statements of Consolidated Income. These factors contributing to the increase in net income in third quarter 2006 were partially offset by costs of plant closings and other expenses associated with the Excel 07 program; higher pension expense; higher prices paid for raw materials, supplies and basic metals; and expense for stock options that was recorded for the first time in 2006.
Net income and net income per Common Share assuming dilution for the first nine months of 2006 increased 19% and 20%, respectively, compared to the first nine months of 2005. These increases were primarily attributable to the same factors as in third quarter 2006, and an additional income tax benefit of $29 in second quarter 2006 resulting from the favorable resolution of multiple international and U.S. income tax items. Earnings per share in the first nine months of 2006 also benefited from lower average shares outstanding compared to the first nine months of 2005, due to the repurchase of 1.946 million shares in 2006 and 7.015 million shares in 2005.
Results by Business Segment
Electrical

	Three months ended September 30			Nine months ended September 30
	2006	2005	Increase	2006	2005	Increase
Net sales	$1,076	$978	10%	$3,081	$2,750	12%
Operating profit	116	111	5%	332	269	23%
Operating margin	10.8%	11.4%		10.8%	9.8%
Sales of the Electrical segment in third quarter 2006 grew 10% compared to third quarter 2005. The sales growth consisted of 8% from organic growth, 1% from acquisitions of businesses and 1% from foreign exchange rates. End markets for the Electrical segment grew approximately 6% during third quarter 2006, with strong growth in non-residential construction markets offsetting weakness in the residential market. The Company expects end market growth for the balance of 2006 to be slightly lower, at about 5%. Sales in the first nine months of 2006 increased 12% over the first nine months of 2005 primarily attributable to the same factors as in third quarter 2006.
The 5% increase in operating profit in third quarter 2006 compared to third quarter 2005 was largely due to growth in sales, the benefits of integrating acquired businesses, and continued productivity improvements, partially offset by net costs of the Excel 07 program, and higher prices paid for raw materials, supplies and basic metals, including a $9 profit reduction attributed to the rise in copper prices compared to the Company’s expectation at the beginning of 2006. Operating profit was reduced by acquisition integration charges of $1 in third quarter 2006 compared to $4 in third quarter 2005, which reduced the operating margin by 0.1% in 2006 and by 0.4% in 2005. Acquisition integration charges in 2006 primarily related to the integration of Powerware acquired in June 2004 and the Pringle electrical switch business acquired in October 2005. Acquisition integration charges in 2005 primarily related to the integration of Powerware and the electrical division of Delta plc acquired in January 2003. Operating profit in third quarter 2006 also was reduced by net costs of $6 related to the Excel 07 program, which reduced the operating margin by 0.5%. The incremental operating margin on overall sales growth in third quarter 2006 was 5%. Acquisition integration charges and net costs of the Excel 07 program lowered the incremental operating margin on overall sales growth by 3 percentage points.

Operating profit in the first nine months of 2006 increased 23% over the first nine months of 2005 primarily attributable to the 12% increase in sales, the carryover benefits of price improvements in second half of 2005, a higher level of benefits from integration of acquired businesses in the first half of 2006, and lower acquisition integration costs of $10 in 2006. Operating profit in the first nine months of 2006 was reduced by acquisition integration charges of $6 compared to charges of $16 in the first nine months of 2005, which reduced the operating margin by 0.2% in 2006 and 0.6% in 2005. Operating profit in the first nine months of 2006 also was reduced by net costs of $5 related to the Excel 07 program, which reduced the operating margin by 0.1%.
On September 14, 2006, Eaton acquired Senyuan International Holdings Limited, a China based manufacturer of vacuum circuit breakers and other electrical switchgear components. This business had sales of $47 in 2005. On March 24, 2006, Eaton acquired Marina Power and Lighting, a U.S. manufacturer of marine duty electrical distribution products. This business had sales of $11 in 2005.
During first quarter 2006, the Company received a $65 order from IdleAire Technologies Corporation to provide electrical equipment for truck stop electrification. The Company expects this equipment to be delivered over the next 18 months.
Fluid Power

	Three months ended September 30			Nine months ended September 30
	2006	2005	Increase	2006	2005	Increase
Net sales	$998	$774	29%	$2,998	$2,401	25%
Operating profit	105	73	44%	319	243	31%
Operating margin	10.5%	9.4%		10.6%	10.1%
Sales of the Fluid Power segment in third quarter 2006 were a quarterly record for this segment. Sales growth of 29% in third quarter 2006 compared to third quarter 2005 consisted of 20% from acquisitions of businesses, 8% from organic growth and 1% from foreign exchange rates. Acquisitions of businesses in 2006 included the Ronningen-Petter filtration business acquired in September and the Synflex thermoplastic hose business acquired in March, as described below. Acquisitions of businesses in 2005 included the aerospace operations of PerkinElmer, Inc. acquired in December, and the aerospace fluid and air division of Cobham plc acquired in November. Organic growth of 8% in third quarter 2006 reflected 5% growth in Fluid Power markets compared to third quarter 2005, with global hydraulics shipments up an estimated 7%, commercial and business jet aerospace markets up 13%, defense aerospace markets flat, and European automotive production down 4%. Growth in the global hydraulics markets in third quarter 2006, was driven by continued investment in industrial and construction equipment worldwide. These markets are likely to continue to grow in fourth quarter 2006 at the pace seen in third quarter 2006. Sales in the first nine months of 2006 increased 25% over the first nine months of 2005 primarily attributable to the same factors as in third quarter 2006, and also reflected increased sales due to the acquisitions of the Hayward industrial filtration business in September 2005 and the Winner hydraulic hose fittings and adapters business in March 2005.
Operating profit of the Fluid Power segment in third quarter 2006 grew 44% compared to third quarter 2005, principally due to growth in sales, the benefits of integrating acquired businesses, continued productivity improvements, and favorable business mix, partially offset by net costs of the Excel 07 program and higher prices paid for raw materials, supplies and basic metals. Operating profit was reduced by acquisition integration charges of $5 in third quarter 2006, which reduced the operating margin by 0.5%. These charges primarily related to the acquired operations of PerkinElmer, Inc., Cobham plc, Hayward, and Winner. Operating profit in third quarter 2006 also was reduced by net costs of $11 related to the Excel 07 program, which reduced the operating margin by 1.1%. The incremental operating margin on overall sales growth in third quarter 2006 was 14%. Acquisition integration charges and net costs of the Excel 07 program lowered the incremental operating margin on overall sales growth by 7 percentage points. The incremental operating margin for acquired businesses was 17%.
Operating profit in the first nine months of 2006 increased 31% over the first nine months of 2005 primarily attributable to the same factors as in third quarter 2006. Operating profit in the first nine months of 2006 was reduced by acquisition integration charges of $11 compared to charges of $5 in the first nine months of 2005, which reduced the operating margin by 0.4% in 2006 and by 0.2% in 2005. Acquisition integration charges in 2005 primarily related to the Boston Weatherhead fluid power business acquired in November 2002. Operating profit in the first nine months of 2006 also was reduced by net costs of $24 related to the Excel 07 program, which reduced the operating margin by 0.8%.
On September 5, 2006, Eaton acquired the Ronningen-Petter business unit of Dover Resources, Inc. Ronningen-Petter is a U.S. based manufacturer of industrial fine filters and components. The business had sales of $30 in 2005. On March 31, 2006, Eaton acquired the Synflex business unit of Saint-Gobain Performance Plastics Corporation. Synflex is a U.S. based manufacturer of thermoplastic hoses and tubing. This business had sales of $121 in 2005.

On October 19, 2006, Eaton was selected by Embraer, a Brazilian aircraft manufacturer, to provide two additional packages for its Phenom 100 very light jet program. The value of the additional contract award is estimated at $45, bringing the total value of the Company’s seven Phenom 100 contract awards to approximately $120 over the 20 year life of the program.
In second quarter 2006, Eaton announced a joint initiative with the Environmental Protection Agency, International Truck and Bus, and United Parcel Service to test a new hydraulic hybrid diesel delivery truck. This technology offers the potential to significantly improve fuel economy and reduce carbon dioxide emissions.
Truck

	Three months ended September 30			Nine months ended September 30
	2006	2005	Increase	2006	2005	Increase
Net sales	$647	$601	8%	$1,900	$1,739	9%
Operating profit	122	119	3%	372	348	7%
Operating margin	18.9%	19.8%		19.6%	20.0%
Sales of the Truck segment in third quarter 2006 grew 8% compared to third quarter 2005. The growth consisted of 6% from organic growth and 2% from foreign exchange rates. Organic growth was primarily attributable to strong end-market demand in NAFTA heavy-duty truck production, which was up 11% in third quarter 2006 to 98,000 units, compared to 88,000 units in third quarter 2005. Sales in third quarter 2006 also reflected growth in other end markets, including NAFTA medium-duty production, which was up 13%, European truck production, which was up 11%, Brazilian vehicle production, which was up 1%, partially offset by Brazilian agricultural equipment production, which was down 18%. Production for NAFTA heavy-duty trucks in 2006 is estimated to be between 355,000 units and 365,000 units, slightly higher than previously forecasted. This slight increase from the previous forecast will be offset by the slowdown in Brazilian vehicle and agricultural equipment markets. Sales in the first nine months of 2006 increased 9% over the first nine months of 2005 primarily attributable to the same factors as in third quarter 2006.
Operating profit of the Truck segment in third quarter 2006 was a quarterly record for this segment. The 3% increase in operating profit in third quarter 2006 compared to third quarter 2005 was largely due to growth in sales and continued productivity improvements, offset by net costs of the Excel 07 program. Operating profit in third quarters 2006 and 2005 was reduced by acquisition integration charges of $1 related to the Pigozzi agricultural powertrain business acquired in March 2005, which reduced the operating margin by 0.1% in 2006 and 0.2% in 2005. Operating profit in third quarter 2006 also was reduced by net costs of $24 related to the Excel 07 program, which reduced the operating margin by 3.7%. These Excel 07 costs primarily related to the closing of the Manchester, United Kingdom plant, announced in third quarter 2006, as described below. The incremental operating margin on increased sales volume in third quarter 2006 was 7%. The acquisition integration charges and net costs of the Excel 07 program lowered the incremental operating margin on overall sales growth by 52 percentage points.
Operating profit in the first nine months of 2006 increased 7% over the first nine months of 2005 primarily attributable to the same factors as in third quarter 2006. Operating profit in the first nine months of 2006 was reduced by acquisition integration charges of $5 compared to charges of $1 in the first nine months of 2005 related to Pigozzi, which reduced the operating margin by 0.2% in 2006 and 0.1% in 2005. Operating profit in the first nine months of 2006 also was reduced by net costs of $33 related to the Excel 07 program, which reduced the operating margin in 2006 by 1.8%.
On September 29, 2006, Eaton announced the closure of its heavy-duty truck transmission manufacturing plant in Manchester, United Kingdom, by the end of 2006. Aggregate estimated pretax charges associated with this closure are expected to be approximately $25, of which $22 were recognized in third quarter 2006. Total costs consist of cash charges of $16 for severance costs, charges of $3 related to pension costs, and $6 for other costs. This facility has 299 employees.
On October 26, 2006, the Company announced the acquisition of the diesel fuel processing technology, research and development facility and associated business assets of Catalytica Energy Systems Inc. for $2. Catalytica is engaged in the design and development of emissions control solutions for Trucks.
During the first quarter of 2006, Eaton announced several new initiatives, including a marketing agreement with @Road for the sale of diagnostics, safety and telematics solutions to the commercial vehicle market; an initiative with PACCAR on medium-duty hybrid trucks; and an expansion of the Company’s hybrid program with United Parcel Service.

Automotive

	Three months ended September 30			Nine months ended September 30
	2006	2005	Decrease	2006	2005	Decrease
Net sales	$394	$414	(5%)	$1,289	$1,312	(2%)
Operating profit	6	48	(88%)	103	179	(42%)
Operating margin	1.5%	11.6%		8.0%	13.6%
Sales of the Automotive segment decreased 5% in third quarter 2006 compared to third quarter 2005. The decrease reflected an 8% reduction in sales of existing businesses, partially offset by a 2% increase due to foreign exchange rates and 1% from acquisitions of businesses. Automotive production in third quarter 2006 in NAFTA was down 9%, and in Europe, where traditionally sales for this segment are lower in the third quarter than in the second quarter as a result of the normal seasonal pattern of European automotive industry production, production was down 4% compared to the third quarter of 2005. Sales in the first nine months of 2006 were down 2% compared to the first nine months of 2005 primarily attributable to the same factors as in third quarter 2006, and also reflected sales of the Tractech traction control business acquired in August 2005 and the Morestana automotive lifter business acquired in June 2005.
The 88% decrease in operating profit in third quarter 2006 compared to third quarter 2005 was principally due to net costs of $34 in 2006 related to the Excel 07 program, which reduced the operating margin by 8.7%. The costs of the Excel 07 program primarily related to charges for two plant closings announced in third quarter 2006, as described below. Operating profit was also negatively affected by reduced sales volume and higher prices paid for raw materials, supplies and basic metals, partially offset by continued productivity improvements. Operating profit in third quarter 2005 also reflected acquisition integration charges of $1 related to Tractech and Morestana, which reduced the operating margin by 0.2%.
Operating profit in the first nine months of 2006 was down 42% compared to the first nine months of 2005 primarily due to net costs of $52 related to the Excel 07 program, which reduced the operating margin by 4.1%. Operating profit was also negatively affected by reduced sales volume, and higher prices paid for raw materials, supplies and basic metals, partially offset by continued productivity improvements. Operating profit in the first nine months of 2006 also was reduced by acquisition integration charges of $3 compared to charges of $1 in the first nine months of 2005, which reduced the operating margin by 0.2% in 2006 and 0.1% in 2005.
On September 29, 2006, Eaton announced the closure of its engine valve actuation manufacturing plant in Saginaw, Michigan, by second half 2008. Aggregate estimated pretax charges associated with this closure are expected to be approximately $21, of which $11 were recognized in third quarter 2006. Total costs consist of cash charges of $3 for severance costs, charges of $4 related to pension costs, $4 for the write-down of fixed capital, and $10 for other costs. This facility has 277 employees.
On September 25, 2006, the Company announced the closure of its engine valve manufacturing plant in Montornes del Valles, Spain, by the end of 2006. Aggregate estimated pretax charges associated with this closure are expected to be approximately $19, of which $17 were recognized in third quarter 2006. Total costs consist of cash charges of $15 for severance costs, $2 for the write-down of fixed capital, and $2 for other costs. This facility has 154 employees.
As part of the Excel 07 program, in third quarter 2006, certain businesses of the Automotive segment were sold, resulting in a $35 after-tax gain. The gain on sale of these businesses, and other operating results of these businesses, were reported as discontinued operations.
Corporate
Amortization of intangible assets of $13 and $35 in third quarter 2006 and the first nine months of 2006, respectively, increased from $7 and $21 for the same periods in 2005. The increase was due to amortization of intangible assets of recently acquired businesses.
Net interest expense of $25 and $81 in third quarter 2006 and the first nine months of 2006, respectively, increased from $24 and $68 for the same periods in 2005. The increase was primarily due to the increase in the interest rate on short-term debt during 2006.
Pension expense included in Corporate in third quarter 2006 and the first nine months of 2006 of $40 and $120, respectively, increased from $29 and $89 for the same periods in 2005. This increase primarily resulted from the effect of the lowering of discount rates associated with pension liabilities at year-end 2005, curtailment losses related to Excel 07 plant closings in 2006, and increased settlement losses in 2006.

Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, Eaton began to record compensation expense under the “fair-value-based” method of accounting for stock options granted to employees and directors. Pretax expense for stock options in third quarter 2006 and the first nine months of 2006 were $7 and $20, respectively. Additional information related to this accounting change is included in the “Stock Options” note to the condensed consolidated financial statements.
Changes in Financial Condition During 2006
Net working capital of $996 at September 30, 2006 increased by $386 from $610 at year-end 2005. The increase was primarily due to the $365 increase in cash and short-term investments, which primarily resulted from strong cash flow from operations of $1,016 in the first nine months of 2006, the $240 increase in accounts receivable largely resulting from increased sales in 2006, and the $140 increase in inventories mainly to support higher levels of sales in 2006. These increases in working capital were partially offset by the $74 increase in current portion of long-term debt and a net increase of $285 in other current liabilities, accounts payable and several other working capital accounts in 2006. The increase in current portion of long-term debt was primarily due to the reclassification to current liabilities of the 6% Euro 200 million Notes that will mature in March 2007 (U.S. dollar equivalent of $253 at September 30, 2006) and $48 of other long-term debt that will mature in 2007, partially offset by the repayment of $242 of notes and debentures in the first nine months of 2006. Accounts receivable days outstanding were 58 days at September 30, 2006, up 2 days from 56 days at the end of 2005. Inventory days on hand at the end of third quarter 2006 were 48 days, up 1 day from 47 days at year-end 2005. Cash and short-term investments totaled $701 at September 30, 2006, up $365 from $336 at year-end 2005. The current ratio was 1.3 at September 30, 2006 and 1.2 at year-end 2005.
Cash flow from operations in the first nine months of 2006 of $1,016 increased $305 over cash flow from operations of $711 in the first nine months of 2005, primarily due to increased net income of $114 in 2006 and a net reduction of $192 in working capital funding due to changes in accounts receivable, accounts payable and changes in several other working capital accounts in 2006. Additionally, the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, reduced cash provided by operating activities in the first nine months of 2006 by $22 and increased cash provided by financing activities by $22, since the new Statement requires for the first time certain income tax benefits resulting from exercises of stock options to be included in cash provided by financing activities. In the first nine months of 2006, 1.946 million Common Shares were repurchased in the open market at a total cost of $132.
Total debt of $2,474 at September 30, 2006 increased $10 from $2,464 at year-end 2005. Changes in debt included the issuance in August 2006 of $250 of floating rate notes due 2009 and the repayment of $242 of notes and debentures in the first nine months of 2006. The net-debt-to-capital ratio was 28.8% at September 30, 2006 compared to 36.0% at year-end 2005. The improvement in this ratio was primarily due to the increase of $610 in Shareholders’ equity in the first nine months of 2006 and the $355 decrease in net debt (total debt less cash and short-term investments) largely due to the $365 increase in cash and short-term investments in the same period. The increase in Shareholders’ equity was primarily due to net income of $709 in the first nine months of 2006, partially offset by cash dividends of $162 paid in the same period.
In September 2006, Eaton entered into a new $500 long-term revolving credit facility, which will expire in August 2011. Eaton has long-term revolving credit facilities of $1.5 billion, of which $300 will expire in May 2008, $700 in March 2010 and the remaining $500 in August 2011.
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
Forward-Looking Statements
This Form 10-Q contains forward-looking statements concerning fourth quarter 2006 and full year 2006 net income per share, Eaton’s worldwide markets, and the Excel 07 program. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for Eaton’s business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; the impact of acquisitions, divestitures and joint ventures; unexpected difficulties in implementing the Excel 07 program; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

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
Item 4. Controls and Procedures
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman and Chief Executive Officer; President and Richard H. Fearon - Executive Vice President — Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Eaton’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
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
During third quarter 2006, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer’s Purchases of Equity Securities
In third quarter 2006, Eaton repurchased 1.051 million Common Shares in the open market at a total cost of $69. These shares were repurchased under the plan announced on April 18, 2005, when Eaton’s Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares. The remainder of the shares will be repurchased over time, depending on market conditions, share price, capital levels and other considerations. A summary of the activity follows:

			Total number of	Maximum number (or
			shares	approximate dollar
	Total		purchased as	value) of shares that
	number of	Average	part of publicly	may yet be
	shares	price paid	announced plans	purchased under the
Month	purchased	per share	or programs	plans or programs
July 2006	1,000,000	$65.48	1,000,000	4,725,596

August 2006	50,700	$63.14	50,700	4,674,896

Total	1,050,700	$65.37	1,050,700

Item 6. Exhibits
Exhibits — See Exhibit Index attached.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION Registrant

Date: November 3, 2006	/s/ Richard H. Fearon Richard H. Fearon
Executive Vice President -
Chief Financial and Planning Officer

Eaton Corporation
Third Quarter 2006 Report on Form 10-Q
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