Form 10-K
period 2006-12-31
EATON CORP
filed 2007-02-28
CIK 31277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the year ended December 31, 2006
                      ------------------------------------

                          Commission file number 1-1396
                          -----------------------------

                                EATON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                   34-0196300
     -------------------------------        -----------------------------------
     (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

              Eaton Center
             Cleveland, Ohio                             44114-2584
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip code)

                                 (216) 523-5000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                        which registered
-------------------                                  ---------------------------
Common Share ($.50 par value)                        The New York Stock Exchange
                                                      The Chicago Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes   X
                                               -----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. No   X
                                                       -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past ninety days. Yes   X
                          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one): Large accelerated
filer   X
      -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). No   X
                           -----

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2006 was $11.3 billion.

As of January 31, 2007, there were 146.2 million Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 annual shareholders meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

Eaton Corporation (Eaton or Company) is a diversified industrial manufacturer having 2006 sales of $12.4 billion. Eaton was incorporated in Ohio in 1916, as a successor to a New Jersey company incorporated in 1911. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. Headquartered in Cleveland, Ohio, Eaton had 60,000 employees at year-end 2006 and sells products in more than 125 countries. More information regarding the Company is available at http://www.eaton.com.

Eaton electronically files or furnishes reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) to the United States Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports. As soon as reasonably practicable, these reports are available free of charge through the Company's Internet web site at http://www.eaton.com. These filings are also accessible on the SEC's Internet web site at http://www.sec.gov.

RECENT DEVELOPMENTS

In light of its strong results for 2006 and future prospects, on January 22, 2007, Eaton announced that it was taking the following actions:

- Increasing the quarterly dividend on its Common Shares by 10%, from $.39 per share to $.43 per share, effective for the February 2007 dividend

- Making a voluntary contribution of $150 million to its qualified pension plan in the United States

-    Authorizing a new 10 million Common Share repurchase program, replacing the
     1.3 million shares remaining from the 10 million share repurchase program authorized in April of 2005.

In 2006, Eaton acquired certain businesses in separate transactions for a combined net cash purchase price of $256 million. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions for 2006 follows (millions of dollars):

                                                                      Date of          Business
Acquired business                                                   acquisition        segment      Annual sales
-----------------                                               ------------------   -----------   -------------
Schreder-Hazemeyer                                               December 1, 2006     Electrical    $9 for 2006
   Eaton acquired the remaining 50% ownership of the
   Belgium manufacturer of low and medium voltage
   electrical distribution switchgear

Diesel fuel processing technology & associated assets of         October 26, 2006       Truck            NM
   Catalytica Energy Systems Inc.
   A U.S. developer of emission control solutions for Trucks

Senyuan International Holdings Limited                          September 14, 2006    Electrical    $47 for 2005
   A China-based manufacturer of vacuum circuit breakers
   and other electrical switchgear components

Ronningen-Petter business unit of Dover Resources, Inc.         September 5, 2006    Fluid Power    $30 for 2005
   A U.S.-based manufacturer of industrial fine filters and
   components

Synflex business unit of Saint-Gobain Performance Plastics        March 31, 2006     Fluid Power   $121 for 2005
   Corp.
   A U.S.-based manufacturer of thermoplastic hose and tubing

Marina Power & Lighting                                           March 24, 2006      Electrical    $11 for 2005
   A U.S. manufacturer of marine duty electrical distribution products

On December 28, 2006, Eaton announced it had reached an agreement to purchase AT Holdings Corporation, the parent of Argo-Tech Corporation, for $695 million. This transaction is expected to close in the first quarter of 2007. Argo-Tech's U.S.-based aerospace business, which had sales for the fiscal year ended October 28, 2006 of $206 million, is a leader in high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets. This business will be integrated into the Fluid Power segment.

On January 5, 2007, the Company announced it had reached an agreement to purchase the Power Protection Business of Power Products Ltd., a Czech distributor and service provider of Powerware and other uninterruptible power systems, for $2 million. The transaction closed in February 2007. This business, which had 2006 sales of $3 million, will be integrated into the Electrical segment.

BUSINESS SEGMENT INFORMATION

Information by business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is presented in "Business Segment & Geographic Region Information" on pages 47 through 51 of this report. Additional information regarding Eaton's segments and business is presented below.

ELECTRICAL

Seasonal Fluctuations - Sales of this segment are historically lower in the first quarter, and higher in the third and fourth quarters of a year.

Competition - Principal methods of competition in this segment are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

FLUID POWER

Seasonal Fluctuations - Sales of this segment are not affected by seasonal fluctuations.

Competition - Principal methods of competition in this segment are product performance, geographic coverage, service, and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

TRUCK

Seasonal Fluctuations - Sales of this segment are not affected by seasonal fluctuations.

Significant Customers - Approximately 78% of this segment's sales in 2006 were made to five large manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles.

Competition - Principal methods of competition in this segment are product performance, service, and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

AUTOMOTIVE

Seasonal Fluctuations - Sales of this segment historically are lower in the third quarter than in other quarters during the year, as a result of the normal seasonal pattern of automotive industry production.

Significant Customers - Approximately 56% of this segment's sales in 2006 were made to six large manufacturers of vehicles and components.

Competition - Principal methods of competition in this segment are product performance, service, and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

INFORMATION CONCERNING EATON'S BUSINESS IN GENERAL

RAW MATERIALS - Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, silver, molybdenum, titanium, vanadium, rubber, plastic and insulating materials. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers and, under normal circumstances, the Company has no difficulty obtaining them. In 2006, prices increased for some basic metals purchased by Eaton, and in some cases dramatically, due to raw materials supply shortages resulting from higher global demand. The Company maintained appropriate levels of inventory to guard against basic metals shortages, and did not experience the general availability constraints experienced in 2005.

PATENTS AND TRADEMARKS - Eaton views its name and mark as significant to its business as a whole. Eaton's products are marketed with a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. Based on the broad scope of Eaton's product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operations or financial position of Eaton or its business segments. Eaton's policy is to file applications and obtain patents for its new products including product modifications and improvements.

ORDER BACKLOG - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of trucks, off-highway vehicles and passenger cars are historically subject to month-to-month releases by customers during each model year, these orders are not considered firm. In measuring backlog of orders, the Company includes only the amount of these orders released by customers as of the dates listed. Using this criterion, total backlog at December 31, 2006 and 2005 was approximately $2.2 billion and $2.0 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

RESEARCH AND DEVELOPMENT - Research and development expenses for new products and improvement of existing products in 2006, 2005 and 2004 (in millions) were $321, $285 and $259, respectively. Over the past five years, the Company has invested approximately $1.3 billion in research and development.

PROTECTION OF THE ENVIRONMENT - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify certain processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2007 and 2008. Information regarding the Company's liabilities related to environmental matters is presented in "Protection of the Environment" on page 41 of this report.

FOREIGN OPERATIONS - Financial information related to Eaton's foreign operations is presented in "Business Segment & Geographic Information" on page 49 of this report. Information regarding risks that may affect Eaton's foreign operations is presented in Item 1A of this Form 10-K.

ITEM 1A. RISK FACTORS

Among the risks that could materially adversely affect Eaton's businesses, financial condition or results of operations are the following:

DOWNTURNS IN THE END MARKETS THAT EATON SERVES MAY NEGATIVELY IMPACT EATON'S SEGMENT REVENUES AND PROFITABILITY.

Eaton's segment revenues, operating results and profitability have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by volatility in the end markets that Eaton serves, although the Company has undertaken measures to reduce the impact of this volatility through diversification of markets it serves and expansion of geographic regions in which it operates. Future downturns in any of the markets that Eaton serves could adversely affect the Company's revenues, operating results, and profitability.

EATON'S OPERATING RESULTS DEPEND IN PART ON CONTINUED SUCCESSFUL RESEARCH, DEVELOPMENT AND MARKETING OF NEW AND/OR IMPROVED PRODUCTS AND SERVICES, AND THERE CAN BE NO ASSURANCE THAT EATON WILL CONTINUE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS AND SERVICES.

The success of new and improved products and services depends on their initial and continued acceptance by Eaton's customers. The Company's businesses are affected, by varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. Eaton may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may prevent Eaton from recouping or realizing a return on the investments required to bring new products and services to market. The end result could be a negative impact on the Company's operating results.

EATON'S OPERATIONS DEPEND ON PRODUCTION FACILITIES THROUGHOUT THE WORLD, MANY OF WHICH ARE LOCATED OUTSIDE THE UNITED STATES AND ARE SUBJECT TO GREATER RISKS OF DISRUPTED PRODUCTION.

Eaton manages businesses with manufacturing facilities worldwide. The Company's manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns. Eaton's non-United States manufacturing facilities also may be more susceptible to economic and political upheaval than Eaton's United States facilities. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate the Company.

EATON'S SUBSTANTIAL FOREIGN SALES SUBJECT IT TO ECONOMIC RISK AS EATON'S RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY CHANGES IN LOCAL GOVERNMENT REGULATIONS AND POLICIES AND FOREIGN CURRENCY FLUCTUATIONS.

As noted above in Item 1 "Foreign Operations", a significant portion of Eaton's sales are outside the United States, and the Company expects sales in foreign markets to continue to represent a significant portion of its total sales. Foreign sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls, and repatriation of earnings. Changes in the relative values of currencies occur from time to time and could affect Eaton's operating results. While the Company monitors exchange rate exposures and attempts to reduce these exposures through hedging activities, these risks could adversely affect the Company's operating results.

EATON USES A VARIETY OF RAW MATERIALS AND COMPONENTS IN ITS BUSINESSES, AND SIGNIFICANT SHORTAGES OR PRICE INCREASES COULD INCREASE OPERATING COSTS AND ADVERSELY IMPACT THE COMPETITIVE POSITIONS OF EATON'S PRODUCTS.

Eaton's major requirements for raw materials are described above in Item 1 "Raw Materials". In 2006, prices increased for some basic metals purchased by Eaton, and in some cases dramatically, due to raw materials supply shortages resulting from higher global demand. The Company maintained appropriate levels of inventory to guard against basic metals shortages, and did not experience the general availability constraints experienced in 2005. Significant shortages in excess of those experienced in 2005 and 2006 could affect the prices Eaton's affected businesses are charged and the competitive position of their products and services, all of which could adversely affect Eaton's results of operations.

EATON ENGAGES IN ACQUISITIONS AND JOINT VENTURES, AND MAY ENCOUNTER UNEXPECTED DIFFICULTIES IDENTIFYING, PRICING OR INTEGRATING THOSE BUSINESSES.

Eaton seeks to grow, in part, through strategic acquisitions and joint ventures intended to complement or expand the Company's businesses, and will continue to do so in the future. The success of this strategy will depend on Eaton's ability to identify, price and complete these transactions or arrangements. Success will also depend on the Company's ability to integrate the businesses acquired in these transactions and to develop satisfactory working arrangements with the Company's strategic partners in the joint ventures. Eaton may encounter unexpected difficulties in completing and integrating acquisitions with Eaton's existing operations, and in managing strategic investments. Furthermore, the Company may not realize the degree, or timing, of benefits Eaton anticipated when it first entered into a transaction. Any of the foregoing could adversely affect the Company's business and results of operations.

EATON MAY BE UNABLE TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, WHICH COULD AFFECT THE COMPANY'S ABILITY TO COMPETE.

Protecting Eaton's intellectual property rights is critical to its ability to compete and succeed as a company. The Company owns a large number of United States and foreign patents and patent applications, as well as trademark and copyright registrations that are necessary, and contribute significantly, to the preservation of Eaton's competitive position in the market. Although management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operations or financial position of Eaton or its business segments, there can be no assurance that any one, or more, of these patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. Eaton enters into confidentiality and invention assignment agreements with the Company's employees, and into non-disclosure agreements with Eaton's suppliers and appropriate customers so as to limit access to and disclosure of the Company's proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Moreover, the protection provided to Eaton's intellectual property by the laws and courts of foreign nations may not be as advantageous to Eaton as the remedies available under United States law.

EATON IS SUBJECT TO LITIGATION AND ENVIRONMENTAL REGULATIONS THAT COULD ADVERSELY IMPACT EATON'S BUSINESSES.

At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company's businesses, financial condition or results of operations. Information regarding the Company's current legal proceedings is presented in "Protection of the Environment" and "Contingencies" on page 41 of this report.

EATON PARTICIPATES IN MARKETS THAT ARE COMPETITIVE AND EATON'S RESULTS COULD BE ADVERSELY IMPACTED BY COMPETITORS' ACTIONS.

Eaton's businesses operate in competitive markets. The Company competes against other global manufacturers on the basis of product performance, quality and price, in addition to other factors. While Eaton's product development and quality initiatives have been competitive strengths in the past, actions by Eaton's competitors could lead to downward pressure on prices and/or a decline in the Company's market share, either of which could adversely affect Eaton's results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 202 locations in 32 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for operations, and these facilities are maintained in good condition.

ITEM 3. LEGAL PROCEEDINGS

Information regarding the Company's current legal proceedings is presented in "Protection of the Environment" and "Contingencies" on page 41 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of the Company is presented in Item 10 of this Form 10-K.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Shares are listed for trading on the New York and Chicago stock exchanges. Information regarding cash dividends paid and the high and low market price per Common Share for each quarter in 2006 and 2005 is presented in "Quarterly Data" on page 73 of this report. At December 31, 2006, there were 8,868 holders of record of the Company's Common Shares. Additionally, 20,356 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP) and Eaton Personal Investment Plan (EPIP).

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K.

ISSUER'S PURCHASES OF EQUITY SECURITIES

In fourth quarter 2006, Eaton repurchased 3.341 million Common Shares in the open market at a total cost of $255 million. These shares were repurchased under the plan announced on April 18, 2005, when Eaton's Board of Directors authorized the Company to repurchase up to 10 million of its Common Shares.

                                             Total number of     Maximum number (or
                                            shares purchased     approximate dollar
                                               as part of      value) of shares that
                Total number     Average        publicly        may yet be purchased
                  of shares    price paid    announced plans     under the plans or
    Month         purchased     per share      or programs            programs
    -----       ------------   ----------   ----------------   ---------------------
November 2006     2,966,877      $75.49         2,966,877            1,708,019
December 2006       373,800       77.00           373,800            1,334,219
                  ---------                     ---------
Total             3,340,677       75.65         3,340,677
                  =========                     =========

On January 22, 2007, Eaton announced that it had authorized a new 10 million Common Share repurchase program, replacing the 1.334 million shares remaining from the 10 million share repurchase program authorized in April of 2005, described in the table above. These shares will be repurchased over time, depending on market conditions, share price, capital levels and other considerations.

ITEM 6. SELECTED FINANCIAL DATA

Information regarding selected financial data is presented in the "Ten-Year Consolidated Financial Summary" on page 72 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion & Analysis of Financial Condition & Results of Operations" is presented on pages 52 through 71 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk is presented in "Market Risk Disclosure & Contractual Obligations" on page 65 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm, consolidated financial statements, and notes to consolidated financial statements are presented on pages 18 through 51 of this report.

Information regarding selected quarterly financial information for the last two years is presented in "Quarterly Data" on page 73 of this report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed, under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Chairman and Chief Executive Officer; President and Richard H. Fearon - Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

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

"Management's Report on Internal Control Over Financial Reporting" is presented on page 21 of this report.

"Report of Independent Registered Public Accounting Firm" relating to "Management's Report on Internal Control Over Financial Reporting" is presented on page 20 of this report.

Changes in Internal Control Over Financial Reporting - During fourth quarter 2006, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required with respect to the directors of the Company is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed on or about March 16, 2007, and is incorporated by reference.

A listing of Eaton's elected executive officers, their ages, positions and offices held over the past five years, as of January 31, 2007, follows:

Name                      Age   Position (Date elected to position)
----                      ---   -----------------------------------
Alexander M. Cutler       55    Chairman and Chief Executive Officer; President
                                (August 1, 2000 - present)
                                Director (September 22, 1993 - present)

Richard H. Fearon         50    Executive Vice President - Chief Financial and
                                Planning Officer (April 24, 2002 - present)
                                Partner, Willow Place Partners LLC (2001-2002)

Craig Arnold              46    Senior Vice President and President - Fluid Power Group
                                (October 25, 2000 - present)

Stephen M. Buente         56    Senior Vice President and President - Automotive Group
                                (August 21, 2000 - present)

Randy W. Carson           56    Senior Vice President and President - Electrical Group
                                (January 1, 2000 - present)

James E. Sweetnam         54    Senior Vice President and President - Truck Group
                                (July 1, 2001 - present)

William W. Blausey, Jr.   42    Vice President - Chief Information Officer
                                (January 25, 2006 - present)
                                Vice President - Information Technology, Fluid Power
                                (January 1, 2005 - January 24, 2006)
                                Group Director - IT
                                (August 16, 2001 - December 31, 2004)

Susan J. Cook             59    Vice President - Human Resources
                                (January 16, 1995 - present)

Earl R. Franklin          63    Vice President and Secretary
                                (April 24, 2002 - present)
                                Secretary and Associate General Counsel
                                (September 1, 1991 - April 23, 2002)

Richard D. Holder         43    Vice President - Eaton Business System
                                (May 1, 2006 - present)
                                Vice President and General Manager,
                                Power Distribution and Assemblies Division,
                                Electrical Group
                                (August 1, 2004 - April 30, 2006)
                                Vice President, Supply Chain and Operational Excellance,
                                Electrical Group
                                (July 16, 2001 - July 31, 2004)

Donald J. McGrath, Jr.    54    Vice President - Communications
                                (January 25, 2006 - present)
                                Vice President, Corporate Communications,
                                BASF Corporation (2002 -2005)

Mark M. McGuire           49    Vice President and General Counsel
                                (December 1, 2005 - present)
                                Vice President and Deputy General Counsel,
                                International Paper Company (2003 - 2005)
                                Associate General Counsel,
                                International Paper Company (March 2001 - 2003)

John S. Mitchell          50    Vice President - Taxes
                                (November 22, 1999 - present)

Billie K. Rawot           55    Vice President and Controller
                                (March 1, 1991 - present)

Ken D. Semelsberger       45    Vice President - Corporate Development and
                                Treasury (February 22, 2006 - present)
                                Vice President - Strategic Planning
                                (April 28, 1999 - February 21, 2006)

Yannis P. Tsavalas        51    Vice President and Chief Technology Officer
                                (February 14, 2005 - present)
                                General Manager, Global Lighting Technology,
                                General Electric Company (2004 - 2005)
                                Global Technology Leader, GE Lighting,
                                General Electric Company (2003-2004)
                                Global Product Line Manager, GE Lighting,
                                General Electric Company (August 2000 - 2003)

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

Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed on or about March 16, 2007, and is incorporated by reference.

The Company has adopted a Code of Ethics, which applies to the Directors, officers (including its Chairman and Chief Executive Officer; President, Executive Vice President--Chief Financial and Planning Officer, and Vice President and Controller) and employees worldwide. This document is available on the Company's website at http://www.eaton.com.

There were no changes during fourth quarter 2006 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Information related to the Company's Audit Committee, and members of the Committee that are financial experts, is set forth under the caption "Board Committees - Audit Committee" in the Company's definitive Proxy Statement to be filed on or about March 16, 2007, and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required with respect to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed on or about March 16, 2007, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required with respect to security ownership of certain beneficial owners is set forth under the caption "Share Ownership Tables" in the Company's definitive Proxy Statement to be filed on or about March 16, 2007, and is incorporated by reference.

EQUITY COMPENSATION PLANS

The following table summarizes information, as of December 31, 2006, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, deferred compensation units or other rights to acquire Company Common Shares may be granted from time to time.

                                                                                (C)
                                                                        Number of securities
                                     (A)                  (B)           remaining available
                                  Number of         Weighted-average    for future issuance
                               securities to be      exercise price         under equity
                                  issued upon        of outstanding      compensation plans
                                  exercise of           options,       (excluding securities
                             outstanding options,       warrants            reflected in
Plan category                 warrants and rights      and rights           column (A))
-------------                --------------------   ----------------   ---------------------
Equity compensation
   plans approved by
   security holders (1)          13,647,357(3)          $48.01(5)            5,184,978
Equity compensation
   plans not approved
   by security holders (2)        1,749,829(4)             N/A                     N/A
                                 ----------                                  ---------
Total                            15,397,186             $48.01(5)            5,184,978
                                 ==========                                  =========

(1) These plans are the Company's 2004 Stock Plan, 2002 Stock Plan, 1998 Stock Plan, 1995 Stock Plan, and the Incentive Compensation Deferral Plan (the "IC Deferral Plan").

(2) The 2005 Non-Employee Director Fee Deferral Plan (the "2005 Plan"), the 1996 Non-Employee Director Fee Deferral Plan (the "1996 Plan"), the Deferred Incentive Compensation Plan (the "DIC Plan"), the Deferral Incentive Compensation Plan II (the "DIC Plan II") and the Incentive Compensation Deferral Plan II (the "IC Deferral Plan II") are not considered "equity compensation plans" requiring shareholder approval under the rules of the New York Stock Exchange. Under the 2005 Plan, all non-employee directors are entitled to defer payment of their fees and allocate the deferred amounts between short-term deferred fees and retirement deferred fees, which differ in terms of earnings and method and timing of distribution. Short-term deferred fees are credited with interest based on the quarterly average yield of the 13-week U.S. Treasury bill and are distributable in cash. As specified by the director, between 50% and 100% of deferred amounts allocated to retirement deferred fees are converted into Company share units that earn Company Common Share price appreciation plus dividend equivalents, and are distributable in Company Common Shares. The portion of a Director's retirement deferred fees that are not converted to Company share units earn 10-year U.S. Treasury note returns plus 300 basis points and are distributable in cash. Under the 2005 Plan, plan participants must elect the method and timing of payment with respect to the fees that are to be deferred. For short-term deferred fees, participants may elect to receive distributions in a lump sum or in equal annual installments over a period not to exceed five years commencing in the year selected by the plan participant, which cannot be earlier than the second year following the calendar year in which fees are deferred. For retirement deferred fees, plan participants may elect to receive distributions in a lump sum or in equal annual installments over a period not to exceed 15 years following retirement. Director fees earned subsequent to December 31, 2004 are not eligible for deferral under the 1996 Plan. Instead, the 2005 Plan is available for the deferral of these fees. Under the 1996 Plan, the Governance Committee determines, upon the participant's retirement or other termination of services as a director, whether fees deferred are distributable in a lump sum or in equal annual installments and whether the amounts converted to Company share units are distributable in cash or Company Common Shares. Both the 2005 Plan and the 1996 Plan provide for accelerated payout upon the occurrence of certain events, including those involving a change in control of the Company. Under the DIC Plan, participants, including officers and other eligible executives, were able to defer receipt of their annual incentive compensation award as either short-term deferrals (to be paid out in five years or less) or retirement compensation. Amounts deferred as retirement compensation earn the greater of Company share price appreciation plus dividend equivalents or 13-week U.S. Treasury bill returns until paid. This determination is made at the time of each payment, whether made in a lump sum or installments. Short-term deferrals earn 13-week U.S. Treasury bill returns. Amounts deferred as retirement compensation which are converted to Company share units are payable in Company Common Shares, either in a lump sum or periodic installments, as determined by the Company's Corporate Compensation Committee which is comprised of Company officers. Annual incentive compensation earned subsequent to December 31, 2004 is not eligible for deferral under the DIC Plan. Instead, the DIC Plan II is available for the deferral of this compensation. Compensation deferred under the DIC Plan II is credited with earnings in the same manner as the DIC Plan, as described above. However, participants under the DIC Plan II, prior to the beginning of each calendar year, must elect the method and timing of payment with respect to the compensation to be earned in that year that is subject to the deferral election. Similarly, long-term incentive compensation earned subsequent to December 31, 2004 is not eligible for deferral under the IC Deferral Plan. Instead, the IC Deferral Plan II is available for the deferral of this compensation. Under the IC Deferral Plan II, participants, including officers and other eligible executives, may defer the receipt of awards received under long-term incentive compensation plans as either short-term deferrals (to be paid out in five years or less) or retirement compensation. As selected by the participant, between 50% and 100% of awards deferred as Retirement Compensation are credited as Company share units that earn Company Common Share price appreciation plus dividend equivalents and that are distributed in the form of Company Common Shares. The portion of a participant's Retirement Compensation that is not converted to Company share units earns interest at a rate equal to the average yield on 10-year U.S. Government Treasury Notes plus 300 basis points. Amounts deferred as short-term deferrals earn interest at a rate equal to the quarterly average yield of 13-week U.S. Government Treasury Bills. Under the IC Deferral Plan II, prior to the beginning of any award period for which an award may be earned, participants must elect the method and timing of payment with respect to compensation to be earned during that award period and that is subject to the deferral election. Participants were able to defer the full amount of eligible cash compensation under the 2005 Plan, the 1996 Plan and the EIC Plan. To the extent cash compensation is deferred pursuant to any of the Plans described herein, the Company may be able to preserve the deductibility of the compensation under Section 162(m) of the Internal Revenue Code that otherwise may be unavailable.

(3) Includes an aggregate of 228,965 restricted shares, 1,988,714 performance-vested stock options and 441,897 shares underlying stock units, payable on a one-for-one basis, credited to accounts as of December 31, 2006 under the Incentive Compensation Deferral Plan.

(4) Represents shares underlying stock units, payable on a one-for-one basis, credited to accounts as of December 31, 2006 under the 2005 Plan, the 1996 Plan, the DIC Plan, the DIC Plan II and the IC Deferral Plan II.

(5) Weighted average exercise price of outstanding stock options; excludes restricted stock and deferred compensation share units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None required to be reported.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required with respect to principal accountant fees and services is set forth under the caption "Audit Committee Report" in the Company's definitive Proxy Statement to be filed on or about March 16, 2007, and is incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The report of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements, included in this report are included in Item 8 above:

     Report of Independent Registered Public Accounting Firm - Page 18

     Statements of Consolidated Income - Years ended December 31, 2006, 2005 and 2004 - Page 22

     Consolidated Balance Sheets - December 31, 2006 and 2005 - Page 23

     Statements of Consolidated Cash Flows - Years ended December 31, 2006, 2005 and 2004 - Page 24

     Statements of Consolidated Shareholders' Equity - Years ended December 31, 2006, 2005 and 2004 - Pages 25 and 26

     Notes to Consolidated Financial Statements - Pages 27 through 51

     (2) All schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3) Exhibits

     3(i) Amended Articles of Incorporation (amended and restated April 27,
          1994) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     3(ii) Amended Regulations (amended and restated April 26, 2000) -
          Incorporated by reference to the Form 10-Q Report for the six months ended June 30, 2000

     4(a) Instruments defining rights of security holders, including indentures
          (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

     10   Material contracts

          (a) Master Purchase and Sale Agreement by and between PerkinElmer, Inc. and Eaton Corporation dated October 6, 2005 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

          (b) Purchase Agreement between V.G.A.T. Investors, LLC and Eaton Corporation dated as of December 24, 2006 - Filed in conjunction with this Form 10-K Report

          (c)  Executive Incentive Compensation Plan (effective January 1,
               2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

          (d) 2005 Non-Employee Director Fee Deferral Plan (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (e)  Deferred Incentive Compensation Plan II (effective January 1,
               2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (f) Excess Benefits Plan II (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (g)  Incentive Compensation Deferral Plan II (effective January 1,
               2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (h) Limited Eaton Service Supplemental Retirement Income Plan II (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (i) Supplemental Benefits Plan II (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (j) Form of Restricted Share Award Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (k) Form of Stock Option Agreement for Executives - Filed in conjunction with this Form 10-K Report

          (l) Form of Stock Option Agreement for Non-Employee Directors - Incorporated by reference to the Form 8-K Report filed January 26, 2007

          (m) 2004 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

          (n) Amendment to the Plan (originally adopted in 1985) for the Deferred Payment of Directors' Fees (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (o) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002, and February 24, 2004) - Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2004

          (p) Limited Eaton Service Supplemental Retirement Income Plan (amended and restated January 1, 2003) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (q) Vehicle Allowance Program (effective January 1, 2003) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2003

          (r) 2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

          (s) 1996 Non-Employee Director Fee Deferral Plan (amended and restated effective January 1, 2005 ) - Filed in conjunction with this Form 10-K Report

          (t) Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (u) Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (v) Form of Indemnification Agreement entered into with directors of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed January 26, 2007

          (w) Executive Strategic Incentive Plan I (amended and restated January 1, 2007) - Filed in conjunction with this Form 10-K Report

          (x)  Executive Strategic Incentive Plan II (effective January 1, 2001)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (y) Deferred Incentive Compensation Plan (amended and restated March 31, 2000) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

          (z) 1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

          (aa) Incentive Compensation Deferral Plan (amended and restated October 1, 1997) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

          (bb) Trust Agreement - Officers and Employees (dated December 6, 1996)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (cc) Trust Agreement - Outside Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (dd) 1995 Stock Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (ee) Group Replacement Insurance Plan (GRIP) (effective June 1, 1992)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

          (ff) 1991 Stock Option Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (gg) Excess Benefits Plan (amended and restated effective January 1,
               1989) (with respect to Section 415 limitations of the Internal Revenue Code) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (hh) Supplemental Benefits Plan (amended and restated January 1, 1989) (which provides supplemental retirement benefits) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     12 Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report

     14 Code of Ethics - Incorporated by reference to the definitive Proxy Statement to be filed on or about March 16, 2007

     21 Subsidiaries of Eaton Corporation - Filed in conjunction with this Form 10-K Report

     23 Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report

     24   Power of Attorney - Filed in conjunction with this Form 10-K Report

     31.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report

     31.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report

     32.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report

     32.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report

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

                                        Eaton Corporation
                                        Registrant

Date: February 28, 2007                 /s/ Richard H. Fearon
                                        ----------------------------------------
                                        Richard H. Fearon
                                        Executive Vice President -
                                        Chief Financial and Planning Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 28, 2007

Signature                                                  Title
---------                                                  -----


*                                          Chairman and Chief Executive Officer;
----------------------------------------   President; Director
Alexander M. Cutler


*                                          Vice President and Controller;
----------------------------------------   Principal Accounting Officer
Billie K. Rawot


*                                          Director
----------------------------------------
Christopher M. Connor


*                                          Director
----------------------------------------
Michael J. Critelli


*                                          Director
----------------------------------------
Charles E. Golden


*                                          Director
----------------------------------------
Ernie Green


*                                          Director
----------------------------------------
Ned C. Lautenbach


*                                          Director
----------------------------------------
Deborah L. McCoy


*                                          Director
----------------------------------------
John R. Miller


*                                          Director
----------------------------------------
Gregory R. Page


*                                          Director
-----------------------------------------
Victor A. Pelson


*                                          Director
----------------------------------------
Gary L. Tooker

* By /s/ Richard H. Fearon
     -----------------------------------
     Richard H. Fearon, Attorney-in-Fact
     for the officers and directors
     signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Shareholders
Eaton Corporation

We have audited the accompanying consolidated balance sheets of Eaton Corporation as of December 31, 2006 and 2005, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with United States generally accepted accounting principles.

As discussed in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)".

As discussed in "Stock Options" in the Notes to the Consolidated Financial Statements, effective January 1, 2006, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment".

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eaton Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP
------------------------------------
Cleveland, Ohio
February 23, 2007

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation included herein for the three years ended December 31, 2006. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those financial statements is included herein.

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

The Board of Directors pursues its responsibility for the quality of Eaton's financial reporting primarily through its Audit Committee, which is composed of five independent directors. The Audit Committee meets regularly with management, the internal auditors and the independent registered public accounting firm to ensure that they are meeting their responsibilities and to discuss matters concerning accounting, control, audits and financial reporting. The internal auditors and independent registered public accounting firm have full and free access to senior management and the Audit Committee.

Alexander M. Cutler   Richard H. Fearon              Billie K. Rawot
-------------------   -----------------              ---------------
Chairman and Chief    Executive Vice President -     Vice President and
Executive Officer;    Chief Financial and Planning   Controller
President             Officer

February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Shareholders
Eaton Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Eaton Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Eaton Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Eaton Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Eaton Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eaton Corporation as of December 31, 2006 and 2005, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 23, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP
------------------------------------
Cleveland, Ohio
February 23, 2007

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).

Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2006.

The independent registered public accounting firm Ernst & Young LLP has issued an audit report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. This report is included herein.

Alexander M. Cutler   Richard H. Fearon              Billie K. Rawot
-------------------   ------------------             ---------------
Chairman and Chief    Executive Vice President -     Vice President and
Executive Officer;    Chief Financial and Planning   Controller
President             Officer

February 23, 2007

EATON CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

                                                      Year ended December 31
                                                    --------------------------
(Millions except for per share data)                  2006      2005     2004
                                                    -------   -------   ------
NET SALES                                           $12,370   $11,019   $9,712

Cost of products sold                                 9,050     7,936    7,002
Selling & administrative expense                      1,946     1,753    1,583
Research & development expense                          321       285      259
Interest expense-net                                    104        90       79
Other (income) expense-net                              (40)      (33)      21
                                                    -------   -------   ------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                  989       988      768
Income taxes                                             77       189      128
                                                    -------   -------   ------
INCOME FROM CONTINUING OPERATIONS                       912       799      640
Income from discontinued operations, net of
   income taxes                                          38         6        8
                                                    -------   -------   ------
NET INCOME                                          $   950   $   805   $  648
                                                    =======   =======   ======
NET INCOME PER COMMON SHARE ASSUMING DILUTION
   Continuing operations                            $  5.97   $  5.19   $ 4.07
   Discontinued operations                              .25       .04      .06
                                                    -------   -------   ------
                                                    $  6.22   $  5.23   $ 4.13
                                                    =======   =======   ======
Average number of Common Shares outstanding
   assuming dilution                                  152.9     154.0    157.1

NET INCOME PER COMMON SHARE BASIC
  Continuing operations                             $  6.07   $  5.32   $ 4.18
  Discontinued operations                               .25       .04      .06
                                                    -------   -------   ------
                                                    $  6.32   $  5.36   $ 4.24
                                                    =======   =======   ======
Average number of Common Shares outstanding basic     150.2     150.2    153.1

CASH DIVIDENDS PAID PER COMMON SHARE                $  1.48   $  1.24   $ 1.08

The notes on pages 27 to 51 are an integral part of the consolidated financial statements.

EATON CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                    December 31
                                                 -----------------
(Millions of dollars)                              2006      2005
                                                 -------   -------
ASSETS
Current assets
   Cash                                          $   114   $   110
   Short-term investments                            671       226
   Accounts receivable                             1,928     1,785
   Inventories                                     1,293     1,099
   Deferred income taxes                             267       243
   Other current assets                              135       115
                                                 -------   -------
                                                   4,408     3,578
                                                 -------   -------
Property, plant & equipment
   Land & buildings                                1,083     1,003
   Machinery & equipment                           3,863     3,652
                                                 -------   -------
                                                   4,946     4,655
   Accumulated depreciation                       (2,675)   (2,480)
                                                 -------   -------
                                                   2,271     2,175
Goodwill                                           3,034     3,139
Other intangible assets                              969       626
Deferred income taxes & other assets                 735       700
                                                 -------   -------
                                                 $11,417   $10,218
                                                 =======   =======
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt                               $   490   $   394
   Current portion of long-term debt                 322       240
   Accounts payable                                1,050       810
   Accrued compensation                              305       277
   Accrued income & other taxes                      149       305
   Other current liabilities                       1,091       942
                                                 -------   -------
                                                   3,407     2,968
                                                 -------   -------
Long-term debt                                     1,774     1,830
Pension liabilities                                  942       632
Other postretirement liabilities                     766       537
Other long-term liabilities                          422       473

Shareholders' equity
   Common Shares (146.3 million outstanding in
      2006 and 148.5 million in 2005)                 73        74
   Capital in excess of par value                  2,114     2,013
   Retained earnings                               2,796     2,376
   Accumulated other comprehensive loss             (849)     (649)
   Deferred compensation plans                       (28)      (36)
                                                 -------   -------
                                                   4,106     3,778
                                                 -------   -------
                                                 $11,417   $10,218
                                                 =======   =======

The notes on pages 27 to 51 are an integral part of the consolidated financial statements.

EATON CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Year ended December 31
                                                        -------------------------
(Millions)                                                2006      2005     2004
                                                        -------   -------   -----
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net income                                           $   950   $   805   $ 648
   Adjustments to reconcile to net cash provided by
      operating activities
         Depreciation & amortization                        434       409     400
         Deferred income taxes                               37       (20)   (133)
         Pension liabilities                                198       145      86
         Gain on sales of businesses                        (56)
         Other long-term liabilities                        (45)        4      55
         Other non-cash items in income                      33        (1)     (1)
         Changes in working capital, excluding
            acquisitions & sales of businesses
              Accounts receivable                           (40)     (104)   (218)
              Inventories                                  (129)      (28)   (102)
              Accounts payable                              185        25     143
              Accrued income & other taxes                 (149)       27      46
              Other current liabilities                      72       (29)   (122)
              Other working capital accounts                 77       (37)     76
         Voluntary contributions to United States &
            United Kingdom qualified pension plans         (119)      (64)    (93)
         Other-net                                          (17)        3      53
                                                        -------   -------   -----
                                                          1,431     1,135     838
                                                        -------   -------   -----
NET CASH (USED IN) INVESTING ACTIVITIES
   Expenditures for property, plant & equipment            (360)     (363)   (330)
   Cash paid for acquisitions of businesses                (256)     (911)   (627)
   Proceeds from sales of businesses                         65
   (Purchases) sales of short-term investments-net         (418)       (4)    606
   Other-net                                                (42)       10      18
                                                        -------   -------   -----
                                                         (1,011)   (1,268)   (333)
                                                        -------   -------   -----
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
   Borrowings with original maturities of
      more than three months
         Proceeds                                           706       393      75
         Payments                                          (617)      (63)   (248)
   Borrowings with original maturities of less than
      three months-net, primarily commercial paper          (35)      392     (33)
   Cash dividends paid                                     (220)     (184)   (163)
   Proceeds from exercise of employee stock options         108        68     138
   Income tax benefit from exercise of employee stock
      options                                                28
   Purchase of Common Shares                               (386)     (450)   (250)
   Other                                                                2
                                                        -------   -------   -----
                                                           (416)      158    (481)
                                                        -------   -------   -----
Total increase in cash                                        4        25      24
Cash at beginning of year                                   110        85      61
                                                        -------   -------   -----
Cash at end of year                                     $   114   $   110   $  85
                                                        =======   =======   =====

The notes on pages 27 to 51 are an integral part of the consolidated financial statements.

EATON CORPORATION
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                                 Accumu-                  Total
                                                        Common Shares    Capital in            lated other   Deferred    Share-
                                                       ----------------   excess of  Retained   comprehen-   compensa-  holders'
(Millions)                                             Shares   Dollars   par value  earnings   sive loss   tion plans   equity
                                                       ------   -------  ----------  --------  -----------  ----------  --------
BALANCE AT JANUARY 1, 2004                              153.0     $76      $1,856     $1,816      $(585)       $(46)     $3,117
Net income                                                                               648                                648
Foreign currency translation and related hedging
   instruments (including income tax benefits
   of $5)                                                                                            99                      99
Unrealized loss on available for sale investments
   (net of income tax benefits of $1)                                                                (2)                     (2)
Deferred loss on cash flow hedges (net of income tax
   benefits of $1)                                                                                   (2)                     (2)
Minimum pension liability (net of income tax benefits
   of $25)                                                                                          (48)                    (48)
                                                                                                                         ------
Other comprehensive income                                                                                                   47
                                                                                                                         ------
Total comprehensive income                                                                                                  695
Cash dividends paid                                                                     (163)                              (163)
Issuance of shares under employee benefit plans,
   including tax benefit                                  4.5       3         188         (2)                    10         199
Issuance of shares to trust                                                     2                                (2)
Purchase of shares                                       (4.2)     (2)        (53)      (195)                              (250)
Other-net                                                                                  8                                  8
                                                        -----     ---      ------     ------      -----        ----      ------
BALANCE AT DECEMBER 31, 2004                            153.3      77       1,993      2,112       (538)        (38)      3,606
Net income                                                                               805                                805
Foreign currency translation and related hedging
   instruments (including income taxes of $33)                                                      (53)                    (53)
Deferred gain on cash flow hedges (net of income
   taxes of $2)                                                                                       6                      6
Minimum pension liability (net of income tax benefits
   of $36)                                                                                          (64)                    (64)
                                                                                                                         ------
Other comprehensive loss                                                                                                   (111)
                                                                                                                         ------
Total comprehensive income                                                                                                  694
Cash dividends paid                                                                     (184)                              (184)
Issuance of shares under employee benefit plans,
   including tax benefit                                  2.1       1         104         (2)                    10         113
Issuance of shares to trust                                .1                   8                                (8)
Purchase of shares                                       (7.0)     (4)        (92)      (354)                              (450)
Other-net                                                                                 (1)                                (1)
                                                        -----     ---      ------     ------      -----        ----      ------

BALANCE AT DECEMBER 31, 2005                            148.5      74       2,013      2,376       (649)        (36)      3,778
Net income                                                                               950                                950
Foreign currency translation and related hedging
   instruments (including income tax benefits of $16)                                                95                      95
Deferred gain on cash flow hedges (net of income
   tax benefits of $3)                                                                               (5)                     (5)
Minimum pension liability (net of income tax benefits
   of $1)                                                                                            (8)                     (8)
                                                                                                                         ------
Other comprehensive income                                                                                                   82
                                                                                                                         ------
Total comprehensive income                                                                                                1,032
Adjustment to initially apply SFAS No. 158
   Pensions (net of income tax benefits of $85)                                                    (163)                   (163)
   Other postretirement benefits (net of income tax
      benefits of $119)                                                                            (119)                   (119)
Cash dividends paid                                                                     (220)                              (220)
Issuance of shares under employee benefit plans,
   including tax benefit                                  3.1       2         176         (2)                    13         189
Purchase of shares by trust                                                                                      (5)         (5)
Purchase of shares                                       (5.3)     (3)        (75)      (308)                              (386)
                                                        -----     ---      ------     ------      -----        ----      ------
BALANCE AT DECEMBER 31, 2006                            146.3     $73      $2,114     $2,796      $(849)       $(28)     $4,106
                                                        =====     ===      ======     ======      =====        ====      ======

The notes on pages 27 to 51 are an integral part of the consolidated financial statements.

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

In first quarter 2006, Eaton adopted Statement of Financial Accounting Standards
(SFAS) No. 151, "Inventory Costs". SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The effect of the adoption of SFAS No. 151 was not material to the Company's financial position, results of operations, or cash flows.

DEPRECIATION & AMORTIZATION

Depreciation and amortization are computed by the straight-line method for financial statement purposes. Cost of buildings is depreciated over 40 years and machinery and equipment over principally 3 to 10 years. At December 31, 2006, the weighted-average amortization periods for intangible assets subject to amortization were 14 years for patents, 18 years for tradenames, 28 years for distributor channels and 18 years for manufacturing technology and customer relationships. Software is amortized over a range of 3 to 5 years.

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

Financial instruments used by Eaton are straightforward, non-leveraged instruments for which quoted market prices are readily available from a number of independent sources. The risk of credit loss is deemed to be remote, because the counterparties to these instruments are major international financial institutions with strong credit ratings and because of the Company's control over the size of positions entered into with any one counterparty. Such financial instruments are not bought and sold solely for trading purposes, except for nominal amounts authorized under limited, controlled circumstances. No such financial instruments were purchased or sold for trading purposes in 2006, 2005 and 2004.

All derivative financial instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Accounting for the gain or loss resulting from the change in the financial instrument's fair value depends on whether it has been designated, and is effective, as a hedge and, if so, on the nature of the hedging activity. Financial instruments can be designated as hedges of changes in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability; as hedges of variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability; or as hedges of foreign currency exposure from a net investment in one of the Company's foreign operations. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of Accumulated other comprehensive income (loss) in Shareholders' equity and subsequently recognized in net income when the hedged item affects net income. The ineffective portion of the change in fair value of a financial instrument is recognized in income immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in net income.

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

ASSET RETIREMENT OBLIGATIONS

In 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47), to clarify the term "conditional asset retirement" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations". FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. Eaton believes that for substantially all of its asset retirement obligations, there is an indeterminate settlement date because the range of time over which the Company may settle the obligation is unknown or cannot be estimated. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability's fair value.

STOCK OPTIONS GRANTED TO EMPLOYEES & DIRECTORS

As described in "Stock Options" in the Notes below, effective January 1, 2006, in accordance with SFAS No. 123(R), "Share-Based Payment", Eaton has recorded compensation expense under the "fair-value-based" method of accounting for stock options granted to employees and directors. The Company adopted SFAS No. 123(R) using the "modified prospective application" method and, consequently, financial results for periods prior to 2006 were not restated for this accounting change. Under the modified prospective method, compensation expense for stock options includes expense for all options granted prior to, but not yet vested as of the end of 2005, and expense for options granted beginning in 2006, based on the grant date fair value of the options. Expense is recognized on a straight-line basis over the period the employee or director is required to provide service in exchange for the award. Prior to 2006, as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", stock options were accounted for using the intrinsic-value-based method in Accounting Principles Board (APB) Opinion No.

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

ACQUISITIONS OF BUSINESSES

In 2006, 2005, and 2004, Eaton acquired certain businesses and formed joint ventures in separate transactions for a combined net cash purchase price of $256 in 2006, $911 in 2005 and $627 in 2004. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition or formation. A summary of these transactions for 2006 and 2005, and larger transactions in 2004, follows:

                                                                                           Business      Annual
Acquired business                                                  Date of acquisition     segment        sales
------------------                                                 -------------------   -----------   -----------
Schreder-Hazemeyer                                                   December 1, 2006     Electrical   $9 for 2006
   Eaton acquired the remaining 50% ownership of the Belgium
   manufacturer of low and medium voltage electrical distribution switchgear

Diesel fuel processing technology & associated assets of             October 26, 2006       Truck          NM
Catalytica Energy Systems Inc.
   A U.S. developer of emission control solutions for Trucks

Senyuan International Holdings Limited                              September 14, 2006    Electrical     $47 for
   A China-based manufacturer of vacuum circuit breakers and                                              2005
   other electrical switchgear components

Ronningen-Petter business unit of Dover Resources, Inc.             September 5, 2006    Fluid Power     $30 for
   A U.S.-based manufacturer of industrial fine filters and                                               2005
   components

Synflex business unit of Saint-Gobain Performance Plastics Corp.      March 31, 2006     Fluid Power    $121 for
   A U.S.-based manufacturer of thermoplastic hose and tubing                                             2005

Marina Power & Lighting                                               March 24, 2006      Electrical     $11 for
   A U.S. manufacturer of marine duty electrical distribution                                             2005
   products

Aerospace division of PerkinElmer, Inc.                              December 6, 2005    Fluid Power     $150 for
   A U.S.-based provider of sealing and pneumatic systems for                                            the year
   large commercial aircraft and regional jets                                                          ended June
                                                                                                         30, 2005

Aerospace fluid and air division of Cobham plc                       November 1, 2005    Fluid Power    $210 for
   A U.K.-based company that provides low-pressure airframe                                               2004
   fuel systems, electro-mechanical actuation, air ducting,
   hydraulic and power generation, and fluid distribution
   systems for fuel, hydraulics and air

Assets of Pringle Electrical Manufacturing Company                   October 11, 2005     Electrical     $6 for
   A U.S. manufacturer of bolted contact switches and other                                               2004,
   specialty switches                                                                                   one-third
                                                                                                        of which
                                                                                                         were to
                                                                                                          Eaton

Industrial filtration business of Hayward Industries, Inc.          September 6, 2005    Fluid Power    $100 for
   A U.S.-based producer of filtration systems for industrial                                            the year
   and commercial customers                                                                             ended June
                                                                                                        30, 2005

Tractech Holdings, Inc.                                              August 17, 2005      Automotive     $43 for
   A U.S.-based manufacturer of specialized differentials and                                             2004
   clutch components for the commercial and specialty vehicle markets

Morestana S.A. de C.V.                                                June 30, 2005       Automotive     $13 for
   A Mexican producer of hydraulic lifters for automotive engine                                          2004
   manufacturers and the automotive aftermarket

Eaton Electrical (Zhongshan) Co., Ltd. (a 51%-owned joint             June 17, 2005       Electrical       NM
venture)
   A China-based manufacturer of medium-voltage switchgear
   components, including circuit breakers, meters and relays

Winner Group Holdings Ltd.                                            March 31, 2005     Fluid Power     $26 for
   A China-based producer of hydraulic hose fittings and                                                  2004
   adapters

Pigozzi S.A. Engrenagens e Transmissoes                               March 1, 2005         Truck        $42 for
   A Brazilian agricultural powertrain business that produces                                             2004
   transmissions, rotors and other drivetrain components

Walterscheid Rohrverbindungstechnik GmbH                            September 1, 2004    Fluid Power     $52 for
   A German manufacturer of hydraulic tube connectors and                                                 2003
   fittings primarily for the European market

Powerware Corporation                                                  June 9, 2004       Electrical    $775 for
   A U.S.-based supplier of Uninterruptible Power Systems (UPS),                                        the year
   DC Power products and power quality services for computer                                             ended
   manufacturers, industrial companies, governments,                                                    March 31,
   telecommunications firms, medical institutions, data centers                                           2004
   and other businesses

FAW Eaton Transmission Co., Ltd. (a 50%-owned joint venture)          March 31, 2004        Truck          NM
   Manufacturer of medium-duty transmissions for the China
   market

The allocations of the purchase prices for acquisitions in 2006 are preliminary and will be finalized in 2007.

On December 28, 2006, Eaton announced it had reached an agreement to purchase AT Holdings Corporation, the parent of Argo-Tech Corporation, for $695. This transaction is expected to close in the first quarter of 2007. Argo-Tech's U.S.-based aerospace business, which had sales for the fiscal year ended October 28, 2006 of $206, is a leader in high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets. This business will be integrated into the Fluid Power segment.

On January 5, 2007, the Company announced it had reached an agreement to purchase the Power Protection Business of Power Products Ltd., a Czech distributor and service provider of Powerware and other uninterruptible power systems, for $2. The transaction closed in February 2007. This business, which had 2006 sales of $3, will be integrated into the Electrical segment.

As described above, on June 9, 2004, Eaton acquired Powerware Corporation, the electrical power systems business of Invensys plc, for a final cash purchase price of $573, less cash acquired of $27. Powerware's assets and liabilities were recorded at estimated fair values as determined by Eaton's management. The allocation of the purchase price for this acquisition is summarized below:

Current assets                $302
Property, plant & equipment     35
Goodwill                       397
Other intangible assets         96
Other assets                    53
                              ----
   Total assets acquired       883
Total liabilities assumed      337
                              ----
  Net assets acquired         $546
                              ====

Other intangible assets of $96 included $24 related to trademarks that are not subject to amortization. The remaining $72 was assigned to patents and other intangible assets that have a weighted-average useful life of 8 years. Goodwill of $397 relates to the Electrical segment, substantially all of which is non-deductible for income tax purposes.

Eaton has undertaken restructuring activities at acquired businesses, including workforce reductions, plant consolidations and facility closures. In accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," liabilities for these restructuring activities were recorded in the allocation of the purchase price related to the acquired business. A summary of these liabilities, and utilization of the various components, follows:

                               Workforce Reductions    Plant
                               --------------------   closing
                               Employees    Dollars   & other   Total
                               ---------   --------   -------   -----
Balance at January 1, 2004         763       $ 22      $ 63     $ 85
Liabilities recorded in 2004       175          9        35       44
Utilized in 2004                  (555)       (18)      (48)     (66)
                                 -----       ----      ----     ----
Balance at December 31, 2004       383         13        50       63
Liabilities recorded in 2005       789         25        27       52
Utilized in 2005                  (228)       (14)      (40)     (54)
                                 -----       ----      ----     ----
Balance at December 31, 2005       944         24        37       61
Liabilities recorded in 2006       417         17        28       45
Utilized in 2006                  (285)        (8)      (43)     (51)
                                 -----       ----      ----     ----
Balance at December 31, 2006     1,076       $ 33      $ 22     $ 55
                                 =====       ====      ====     ====

In accordance with EITF Issue No. 95-3, the Company finalizes its restructuring plans no later than one year from the date of the acquisition.

ACQUISITION INTEGRATION & EXCEL 07 PLANT CLOSING CHARGES

ACQUISITION INTEGRATION CHARGES

In 2006, 2005 and 2004, Eaton incurred charges related to the integration of acquired businesses. These charges were recorded as expense as incurred. A summary of these charges follows:

                    2006   2005   2004
                    ----   ----   ----
Electrical          $  7   $ 21   $ 33
Fluid Power           23      7      8
Truck                  5      4
Automotive             5      4
                    ----   ----   ----
Pretax charges      $ 40   $ 36   $ 41
                    ====   ====   ====
After-tax charges   $ 27   $ 24   $ 27
Per Common Share    $.17   $.15   $.17

2006 CHARGES

Charges in 2006 related to the integration of primarily the following acquisitions: Powerware, the electrical power systems business acquired in 2004 and the Pringle electrical switch business; several acquisitions in Fluid Power including the acquired operations of Synflex, PerkinElmer, Cobham, Hayward, Winner, and Walterscheid; and the Pigozzi, Tractech, and Morestana businesses.

Charges in the Electrical segment consisted of $7 for plant consolidations, integration and other expenses.

Charges in the Fluid Power segment consisted of $20 for plant consolidations, integration and other expenses, and $3 for workforce reductions.

Charges in the Truck segment consisted of $5 for plant consolidations, integration and other expenses.

Charges in the Automotive segment consisted of $5 for plant consolidations, integration and other expenses.

2005 CHARGES

Charges in 2005 related to the integration of primarily the following acquisitions: Powerware and the electrical division of Delta plc; several acquisitions in Fluid Power, including Winner, Walterscheid and Boston Weatherhead; and the Pigozzi and Morestana businesses.

Charges in the Electrical segment consisted of $20 for plant consolidations, integration and other expenses, and $1 for workforce reductions.

Charges in the Fluid Power segment consisted of $7 for plant consolidations, integration and other expenses.

2004 CHARGES

Charges in 2004 related to the integration of primarily the following acquisitions: Powerware; the electrical division of Delta plc; and Boston Weatherhead.

Charges in the Electrical segment consisted of $32 for plant consolidations, integration and other expenses, and $1 of workforce reductions.

Charges in the Fluid Power segment consisted of $8 for plant consolidations, integration and other expenses.

EXCEL 07 PLANT CLOSING CHARGES

In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions concluded in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005, and businesses that were expected to weaken during second half 2006 and in 2007. As part of the Excel 07 program, charges were incurred related to plant closings in all four business segments, including three significant plant closings announced in third quarter 2006 for the heavy-duty truck transmission manufacturing plant in Manchester, United Kingdom; the engine valve actuation manufacturing plant in Saginaw, Michigan; and the engine valve manufacturing plant in Montornes del Valles, Spain. A summary of charges incurred by each segment in

2006 related to Excel 07 plant closings, including workforce reductions, plant integration and other charges follow:

Electrical       $ 12
Fluid Power        15
Truck              29
Automotive         50
                 ----
Pretax charges   $106
                 ====

SUMMARY OF ACQUISITION INTEGRATION AND EXCEL 07 PLANT CLOSING CHARGES

A summary of acquisition integration and Excel 07 plant closing charges, and utilization of the various components follows:

                               Workforce reductions      Plant
                               --------------------     closing
                                Employees   Dollars     & other     Total
                                ---------   -------   -----------   -----
Balance at January 1, 2004           21      $  2        $  8       $ 10
Charges in 2004                      10         1          40         41
Utilized in 2004                    (31)       (3)        (45)       (48)
                                  -----      ----        ----       ----
Balance at December 31, 2004          0         0           3          3
Charges in 2005                     173         4          32         36
Utilized in 2005                     (7)       (1)        (34)       (35)
                                  -----      ----        ----       ----
Balance at December 31, 2005        166         3           1          4
Charges in 2006                   2,339        85          61        146
Utilized in 2006                   (902)      (39)        (56)       (95)
                                  -----      ----        ----       ----
Balance at December 31, 2006      1,603      $ 49        $  6       $ 55
                                  =====      ====        ====       ====

The acquisition integration and Excel 07 plant closing charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.

DISCONTINUED OPERATIONS

As part of the Excel 07 program, in third quarter 2006, certain businesses of the Automotive segment were sold, resulting in a $35 after-tax gain, or $.23 per Common Share. The gain on sale of these businesses, and other operating results of these businesses, were reported as Discontinued operations in the Statement of Consolidated Income.

SHORT-TERM INVESTMENTS

Eaton invests excess cash generated from operations in short-term marketable investments and classifies these investments as "available-for-sale" under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, available-for-sale investments are recorded at fair market prices, with the unrealized gain or loss recorded in Accumulated other comprehensive income
(loss) in Shareholders' equity. A summary of the carrying value of short-term investments at December 31, 2006 follows:

Time deposits & certificate of deposits with banks   $323
Bonds issued by foreign governments                   149
Money market investments                              138
Corporate & agency bonds                               60
Other                                                   1
                                                     ----
                                                     $671
                                                     ====

The fair market value of short-term investments approximates the cost of these investments.

GOODWILL & OTHER INTANGIBLE ASSETS

A summary of goodwill follows:

               2006     2005
              ------   ------
Electrical    $1,039   $1,016
Fluid Power    1,689    1,811
Truck            144      145
Automotive       162      167
              ------   ------
              $3,034   $3,139
              ======   ======

The net decrease in goodwill in 2006 was due to the final allocation of purchase price to acquisitions of businesses completed prior to 2006, partially offset by increases in goodwill for businesses acquired during 2006. These transactions are described in the "Acquisitions of Businesses" Note above.

A summary of other intangible assets follows:

                                                       2006                        2005
                                            -------------------------   -------------------------
                                            Historical    Accumulated   Historical    Accumulated
                                               cost      amortization      cost      amortization
                                            ----------   ------------   ----------   ------------
Intangible assets not subject to
amortization (primarily trademarks)            $430                        $381
                                               ====                        ====
Intangible assets subject to amortization
   Patents                                     $208          $107          $191          $ 90
   Technology and customer
      relationships                             337            57           101            26
   Other                                        204            46           108            39
                                               ----          ----          ----          ----
                                               $749          $210          $400          $155
                                               ====          ====          ====          ====

Expense related to intangible assets subject to amortization for 2006 was $51. Estimated annual pretax expense for intangible assets subject to amortization for each of the next five years is $50 in 2007, $49 in 2008, $47 in 2009, $44 in 2010 and $40 in 2011.

DEBT & OTHER FINANCIAL INSTRUMENTS

Short-term debt of $490 at December 31, 2006 included $472 of short-term commercial paper for operations in the United States and $18 for operations outside the United States. Borrowings for operations in the United States included 200 million of Euro denominated commercial paper. The foreign exchange translation gain or loss related to the Euro denominated commercial paper is recorded in Accumulated other comprehensive income (loss) in Shareholders' equity since these borrowings serve as a hedge of the Company's net assets of operations in Europe. Borrowings for operations outside the United States were largely denominated in local currencies. The weighted-average interest rate on the $472 of short-term commercial paper was 4.4% at December 31, 2006. The weighted-average interest rate on short-term debt for operations outside the United States was 2.7% at December 31, 2006. Operations outside the United States have available short-term lines of credit aggregating $399 from various banks worldwide.

A summary of long-term debt, including the current portion, follows:

                                                                     2006     2005
                                                                    ------   ------
1.62% Yen notes due 2006                                                     $   43
8% debentures due 2006                                                           86
8.90% debentures due 2006                                                       100
6% Euro 200 million notes due 2007
   (100 million converted to floating rate by interest rate swap)   $  263      236
7.37% notes due 2007
   (converted to floating rate by interest rate swap)                   20       20
7.14% notes due 2007                                                     3        3
6.75% notes due 2007
   (converted to floating rate by interest rate swap)                   25       25
Euro 100 million floating rate notes due 2008
   (3.991% at December 31, 2006 - EURIBOR+.375%)                       132      118
7.40% notes due 2009
   (converted to floating rate by interest rate swap)                   15       15
Floating rate senior notes due 2009
   (5.53% at December 31, 2006 - LIBOR +.08%)                          250
5.75% notes due 2012
   ($225 converted to floating rate by interest rate swap)             300      300
7.58% notes due 2012
   (converted to floating rate by interest rate swap)                   12       12
5.80% notes due 2013                                                     7        7
12.5% British Pound debentures due 2014                                 11       10
4.65% notes due 2015
   (converted to floating rate by interest rate swap)                  100      100
7.09% notes due 2018
   (converted to floating rate by interest rate swap)                   25       25
6.89% notes due 2018                                                     6        6
7.07% notes due 2018                                                     2        2
6.875% notes due 2018                                                    3        3
8-7/8% debentures due 2019
   ($25 converted to floating rate by interest rate swap)               38       38
8.10% debentures due 2022                                              100      100
7.625% debentures due 2024
   ($25 converted to floating rate by interest rate swap)               66       66
6-1/2% debentures due 2025                                             145      145
7.875% debentures due 2026                                              72       72
7.65% debentures due 2029
   ($75 converted to floating rate by interest rate swap)              200      200
5.45% debentures due 2034
   ($100 converted to floating rate by interest rate swap)             150      150
5.25% notes due 2035
   ($50 converted to floating rate by interest rate swap)               90      100
Other                                                                   61       88
                                                                    ------   ------
Total long-term debt                                                 2,096    2,070
Less current portion of long-term debt                                (322)    (240)
                                                                    ------   ------
Long-term debt less current portion                                 $1,774   $1,830
                                                                    ======   ======

Eaton's United States operations have long-term revolving credit facilities of $1.5 billion, of which $300 will expire in May 2008, $700 in March 2010 and the remaining $500 in August 2011. One of the Company's international subsidiaries has a long-term line of credit of Euro 100 million. The Euro 100 million floating rate notes due 2008, which have a U.S. dollar equivalent of $132 at December 31, 2006, were borrowed under this line of credit.

Aggregate mandatory annual maturities of long-term debt for each of the next five years are $322 in 2007, $133 in 2008, $268 in 2009, $1 in 2010 and $6 in
2011. Interest paid was $151 in 2006, $113 in 2005 and $96 in 2004.

Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk. These interest rate swaps are accounted for as fair value hedges of certain of the Company's long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt above. A summary of interest rate swaps outstanding at December 31, 2006, follows (currency in millions):

                Interest rates at December 31, 2006
           --------------------------------------------
             Fixed
           interest    Floating    Basis for contracted
Notional     rate      interest      floating interest
amount     received   rate paid         rate paid
--------   --------   ---------   ---------------------
E 100        6.00%      4.10%     6 month EURIBOR+0.54%
$ 20         7.37%      9.85%     6 month LIBOR+4.47%
$ 25         6.75%      6.89%     6 month LIBOR+1.50%
$ 15         7.40%      7.34%     6 month LIBOR+1.95%
$225         5.75%      6.39%     6 month LIBOR+0.78%
$ 12         7.58%      7.15%     6 month LIBOR+1.76%
$100         4.65%      5.47%     6 month LIBOR+0.12%
$ 25         7.09%      7.79%     6 month LIBOR+2.40%
$ 25         8.88%      9.20%     6 month LIBOR+3.84%
$ 25         7.63%      7.85%     6 month LIBOR+2.48%
$ 75         7.65%      7.98%     6 month LIBOR+2.58%
$100         5.45%      5.83%     6 month LIBOR+0.43%
$ 50         5.25%      5.52%     6 month LIBOR+0.17%

The carrying values of cash, short-term investments and short-term debt in the balance sheet approximate their estimated fair values. The estimated fair values of other financial instruments outstanding follow:

                                                 2006                            2005
                                    -----------------------------   -----------------------------
                                    Notional   Carrying     Fair    Notional   Carrying     Fair
                                     amount      value     value     amount      value     value
                                    --------   --------   -------   --------   --------   -------
Long-term debt & current portion
   of long-term debt (a)                       $(2,096)   $(2,213)             $(2,070)   $(2,221)
Foreign currency principal swaps      $192          (5)        (5)   $   83         (2)        (2)
Foreign currency forward
   exchange contracts                  (23)         (6)        (7)       12          5          5
Fixed to floating interest rate
   swaps                               829         (15)       (14)    1,080         12         12

(a)  Includes foreign currency denominated debt.

The estimated fair values of financial instruments were principally based on quoted market prices where such prices were available and, where unavailable, fair values were estimated based on comparable contracts, utilizing information obtained from established, independent providers. The fair value of foreign currency principal swaps, which related to the Euro and Pound Sterling, and foreign currency forward exchange contracts, which primarily related to the Euro, Pound Sterling, Japanese Yen and U.S. Dollar, were estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences. These contracts mature during 2007 through 2009.

RETIREMENT BENEFIT PLANS

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 158

On December 31, 2006, Eaton adopted Statement of Financial Accounting Standards
(SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS No. 158 requires employers to recognize on their balance sheets the net amount by which pension and other postretirement benefit plan liabilities are overfunded or underfunded. SFAS No. 158 replaces SFAS No. 87's requirement to report at least a minimum pension liability measured as the excess of the accumulated benefit obligations over the fair value of plan assets. Under SFAS No. 158, all actuarial gains and losses and prior service costs are recognized, with an offsetting increase in accumulated other comprehensive loss in shareholders' equity, net of income tax benefits. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. The incremental effect on Eaton of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006 follows:

                                                        Effect of adopting
                                                           SFAS No. 158
                                                    -------------------------
                                          Before                     Other
                                         adoption                 postretire-       After
                                          of SFAS     Pension         ment       adoption of
                                          No. 158   liabilities   liabilities   SFAS No. 158
                                         --------   -----------   -----------   ------------
Non-current deferred income tax assets   $   303       $  85         $ 119        $   507
Other assets                                 182         (26)                         156
                                                       -----         -----
Total assets                              11,239       $  59         $ 119         11,417
                                                       =====         =====
Other current liabilities                $(1,089)      $ (10)        $   8        $(1,091)
Non-current liabilities
   Pensions                                 (730)       (212)                        (942)
   Other postretirement benefits            (520)                     (246)          (766)
                                                       -----         -----
Total liabilities                         (6,851)      $(222)        $(238)        (7,311)
                                                       =====         =====
Accumulated other comprehensive loss
   in Shareholders' equity               $   567       $ 163         $ 119        $   849
                                                       -----         -----
Total Shareholders' equity                (4,388)      $ 163         $ 119         (4,106)
                                                       =====         =====

RETIREMENT BENEFIT PLAN LIABILITIES AND ASSETS

Eaton has defined benefit pension plans and other postretirement benefit plans. Components of plan obligations and assets, and recorded liabilities and assets follow:

                                                                    Other postretirement
                                              Pension liabilities        liabilities
                                              -------------------   --------------------
                                                 2006      2005          2006    2005
                                               -------   -------        -----   -----
Changes in benefit obligation
   Benefit obligation at beginning of year     $(2,782)  $(2,601)       $(873)  $(896)
   Service cost                                   (144)     (119)         (17)    (16)
   Interest cost                                  (147)     (141)         (45)    (48)
   Actuarial (loss) gain                          (165)     (190)          (9)      3
   Benefits paid                                   224       206           97      97
   Prescription drug subsidy received                                      (5)
   Foreign currency translation                    (97)       83
   Business acquisitions                            (4)      (13)                  (2)
   Other                                           (10)       (7)          (2)    (11)
                                               -------   -------        -----   -----
   Benefit obligation at end of year            (3,125)   (2,782)        (854)   (873)
                                               -------   -------        -----   -----
Change in plan assets
   Fair value of plan assets at beginning
      of year                                    1,916     1,852
   Actual return on plan assets                    246       204
   Employer contributions                          161        97           97      97
   Benefits paid                                  (224)     (206)         (97)    (97)
   Foreign currency translation                     66       (50)
   Business acquisitions                                      13
   Other                                             8         6
                                               -------   -------        -----   -----
   Fair value of plan assets at end of year      2,173     1,916            0       0
                                               -------   -------        -----   -----
Funded status                                     (952)     (866)        (854)   (873)
Contributions after measurement date                 3         2            7       8
Unrecognized net actuarial loss                            1,053                  246
Unrecognized prior service cost                               23                   (7)
                                               -------   -------        -----   -----
Amount recognized in Consolidated
   Balance Sheet                               $  (949)  $   212        $(847)  $(626)
                                               =======   =======        =====   =====

Amounts recognized in the Consolidated Balance Sheet, which reflect the adoption of SFAS No. 158 at December 31, 2006, follow:

                                                             Other postretirement
                                       Pension liabilities        liabilities
                                       -------------------   --------------------
                                           2006    2005           2006    2005
                                          -----   -----          -----   -----
Non-current assets                        $   3   $  27
Current liabilities                         (10)                 $ (81)  $ (89)
Non-current liabilities                    (942)   (632)          (766)   (537)
Accumulated other comprehensive loss                817
                                          -----   -----          -----   -----
Amount recognized in Consolidated
   Balance Sheet                          $(949)  $ 212          $(847)  $(626)
                                          =====   =====          =====   =====

Amounts recognized in Accumulated other comprehensive loss at December 31, 2006, before income tax benefits, follow:

                                                      Other
                                     Pension     postretirement
                                   liabilities     liabilities
                                   -----------   --------------
Net actuarial loss                    $1,051          $245
Prior service cost                        23            (7)
                                      ------          ----
Total before income tax benefits      $1,074          $238
                                      ======          ====

Prior to December 31, 2006, SFAS No. 87 required recognition of a minimum liability for those pension plans with accumulated benefit obligations in excess of the fair values of plan assets at the end of the year. Accordingly, in 2006, 2005 and 2004, Eaton recorded non-cash charges in Accumulated other comprehensive loss of $9, $100 and $73, respectively, ($8, $64 and $48 after income tax benefits, respectively) related to the additional minimum liability for certain underfunded pension plans. As a result of the adoption of SFAS No. 158, at December 31, 2006, Eaton recorded non-cash charges in Accumulated other comprehensive loss in Shareholders' equity of $248 ($163 after-tax) for pension benefits and $238 ($119 after-tax) for other postretirement benefits as a one-time adjustment to initially apply the new Standard. Pension funding requirements are not affected by the recording of these charges.

PENSION PLANS

The measurement date for all pension obligations is November 30. Effective for fiscal years ending after December 15, 2008, SFAS No. 158 will require year end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. Assumptions used to determine pension benefit obligations and costs follow:

                                                   United States &
                                                  non-United States
                                  United          plans (weighted-
                               States plans           average)
                            ------------------   ------------------
                            2006   2005   2004   2006   2005   2004
                            ----   ----   ----   ----   ----   ----
Assumptions used to
determine benefit
obligation at year-end
   Discount rate            5.60%  5.75%  6.00%  5.39%  5.51%  5.81%
   Rate of compensation
      increase              3.50%  3.50%  3.50%  3.67%  3.67%  3.60%
Assumptions used to
determine cost
   Discount rate            5.75%  6.00%  6.25%  5.51%  5.81%  6.11%
   Expected long-term
      return on plan
      assets                8.75%  8.75%  8.75%  8.35%  8.41%  8.50%
   Rate of compensation
      increase              3.50%  3.50%  3.50%  3.67%  3.60%  3.60%

The expected long-term rate of return on pension assets was determined separately for each country and reflects long-term historical data, with greater weight given to recent years, and takes into account each plan's target asset allocation.

The components of pension benefit cost recorded in Statements of Consolidated Income follow:

                                  2006    2005    2004
                                 -----   -----   -----
Service cost                     $(144)  $(119)  $(103)
Interest cost                     (147)   (141)   (134)
Expected return on plan assets     166     166     179
Amortization                       (67)    (49)    (26)
                                 -----   -----   -----
                                  (192)   (143)    (84)
Curtailment loss                   (10)     (1)     (2)
Settlement loss                    (41)    (34)    (31)
                                 -----   -----   -----
Costs recorded in Statements
   of Consolidated Income        $(243)  $(178)  $(117)
                                 =====   =====   =====

Other changes in plan assets and benefit liabilities recognized in Accumulated other comprehensive loss, before income tax benefits, follow:

                                                       2006    2005   2004
                                                      ------   ----   ----
Accumulated other comprehensive loss at
   beginning of year                                  $  817   $717   $644
Change prior to adoption of SFAS No. 158                   9    100     73
Change due to adoption of SFAS No. 158                   248
                                                      ------   ----   ----
Accumulated other comprehensive loss at end of year   $1,074   $817   $717
                                                      ======   ====   ====

The estimated net loss and prior service cost for the defined pension plans that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2007 are $106 and $3, respectively.

The total accumulated benefit obligation for all pension plans at December 31, 2006 was $2,899 and at year-end 2005 was $2,544. The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

                                  2006     2005
                                 ------   ------
Projected benefit obligation     $3,101   $2,771
Accumulated benefit obligation    2,876    2,533
Fair value of plan assets         2,150    1,902

United States pension plans represent 67% and 70% of benefit obligations in 2006 and 2005, respectively.

The weighted-average pension plan asset allocations by asset category at December 31, 2006 and 2005 are as follows:

                    2006   2005
                    ----   ----
Equity securities    80%    79%
Debt securities      17%    18%
Other                 3%     3%
                    ---    ---
                    100%   100%
                    ===    ===

Investment policies and strategies are developed on a country specific basis. The United States plan represents 68% of worldwide pension assets and its target allocation is 85% diversified equity, 12% United States Treasury Inflation-Protected Securities, and 3% cash equivalents. The United Kingdom plan represents 25% of worldwide pension assets and its target allocation is 70% diversified equity securities and 30% United Kingdom Government Bonds.

Contributions to pension plans that Eaton expects to make in 2007, and made in 2006, 2005 and 2004, follow:

                    2007   2006   2005   2004
                    ----   ----   ----   ----
Voluntary
   United States    $150   $100    $50    $75
   United Kingdom     27     19     14     18
Other                 37     43     33     41
                    ----   ----    ---   ----
                    $214   $162    $97   $134
                    ====   ====    ===   ====

At December 31, 2006, expected pension benefit payments for each of the next five years and the five years thereafter in the aggregate are, $190 in 2007, $198 in 2008, $207 in 2009, $217 in 2010, $230 in 2011 and $1,351 in 2012-2016.

The Company also has various defined-contribution benefit plans, primarily consisting of the Eaton Savings Plan in the United States. Total contributions related to these plans charged to expense were $55 in 2006, $48 in 2005, and $44 in 2004.

OTHER POSTRETIREMENT BENEFIT PLANS

The measurement date for all other postretirement benefit plan obligations is November 30. Effective for fiscal years ending after December 15, 2008, SFAS No. 158 will require year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. Assumptions used to determine other postretirement benefit obligations and cost follow:

                                                           2006    2005    2004
                                                           ----   -----   -----
Assumptions used to determine benefit obligation at
year-end
   Discount rate                                           5.60%   5.75%   6.00%
   Health care cost trend rate assumed for next year       8.80%   9.60%  10.00%
   Ultimate health care cost trend rate                    4.75%   4.75%   4.75%
   Year ultimate health care cost trend rate is achieved   2014    2014    2014
Assumptions used to determine cost
   Discount rate                                           5.75%   6.00%   6.25%
   Initial health care cost trend rate                     9.60%  10.00%   9.00%
   Ultimate health care cost trend rate                    4.75%   4.75%   5.00%
   Year ultimate health care cost trend rate is achieved   2014    2014    2007

The components of other postretirement benefits cost recorded in Statements of Consolidated Income follow:

                               2006   2005   2004
                               ----   ----   ----
Service cost                   $(17)  $(16)  $(17)
Interest cost                   (45)   (48)   (53)
Amortization                    (11)   (10)    (9)
                               ----   ----   ----
                                (73)   (74)   (79)
Curtailment loss                 (2)           (1)
                               ----   ----   ----
Costs recorded in Statements
   of Consolidated Income      $(75)  $(74)  $(80)
                               ====   ====   ====

Other changes in other postretirement benefit liabilities recognized in Accumulated other comprehensive loss at December 31, 2006 were $238, before income tax benefits. Estimated net loss and prior service cost for other postretirement benefit plans that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2007 are $12 and $(1), respectively.

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

                                 1% Increase   1% Decrease
                                 -----------   -----------
Effect on total of service and
   interest cost                     $ 1          $ (1)
Effect on other postretirement
   liabilities                        22           (20)

At December 31, 2006, expected other postretirement benefit payments for each of the next five years and the five years thereafter in the aggregate are $92 in 2007 and 2008, $91 in 2009, $89 in 2010, $93 in 2011 and $419 in 2012-2016. The
expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Moderation Act of 2003 that are included in the other postretirement benefit payments listed above for each of the next five years and the five years thereafter in the aggregate are, $8 in 2007, $9 in 2008, 2009 and 2010, $10 in 2011 and $49 in 2012-2016.

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

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2006 and 2005, the balance sheet included a liability for these costs of $64 and $75, respectively.

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

SHAREHOLDERS' EQUITY

There are 300 million Common Shares authorized ($.50 par value per share), 146.3 million of which were issued and outstanding at year-end 2006. At December 31, 2006, there were 8,868 holders of record of Common Shares. Additionally, 20,356 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP) and Eaton Personal Investment Plan (EPIP).

On January 22, 2007, Eaton announced that it had authorized a new 10 million Common Share repurchase program, replacing the 1.3 million shares remaining from the 10 million share repurchase authorization approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, share price, capital levels and other considerations. During 2006, Eaton repurchased 5.286 million shares in the open market at a total cost of $386.

During 2005, Eaton repurchased 7.015 million shares in the open market at a total cost of $450. During 2004, 4.249 million Common Shares were repurchased in the open market at a total cost of $250.

Eaton has plans that permit certain employees and directors to defer a portion of their compensation. The Company has deposited $31 of Common Shares and marketable securities into a trust at December 31, 2006 to fund a portion of these liabilities. The marketable securities were included in Other assets and the Common Shares were included in Shareholders' equity at historical cost.

STOCK OPTIONS

Under various plans, stock options have been granted to certain employees and directors to purchase Common Shares at prices equal to fair market value on the date of grant. Substantially all of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant. During 1997 and 1998, stock options were granted that have a provision for accelerated vesting if the Company achieves certain earnings per Common Share targets or certain Common Share market price targets. One-half of these options vest based on the achievement of earnings per share targets and the other half vest based on the achievement of Common Share market price targets. If the targets are not achieved, these options vest 10 days before the expiration of their 10-year term. Subsequent to the issuance of these options, the Common Share price targets were achieved and the related options vested. As of December 31, 2006, 1.8 million stock options with earnings per share targets were outstanding that have not vested, because the earnings per share targets have not been achieved. Of these options, 1.4 million became exercisable, and were exercised during the second and third weeks of January 2007.

Effective January 1, 2006, in accordance with SFAS No. 123(R), "Share-Based Payment", Eaton began to record compensation expense under the "fair-value-based" method of accounting for stock options granted to employees and directors. Expense for stock options in 2006 was $27 pretax ($20 after-tax, or $.13 per Common Share both assuming dilution and basic). Additionally, the adoption of SFAS No. 123(R) reduced cash provided by operating activities by $28 in 2006 and increased cash provided by financing activities by $28, because the new Statement requires, for the first time, certain income tax benefits resulting from exercises of stock options to be included in cash provided by financing activities.

The Company adopted SFAS No. 123(R) using the "modified prospective application" method and, consequently, financial results for periods prior to 2006 were not restated for this accounting change. Under the modified prospective method, compensation expense for stock options includes expense for all options granted prior to but not yet vested as of the end of 2005, and expense for options granted beginning in 2006, based on the grant date fair value of the options. Expense is recognized on a straight-line basis over the period the employee or director is required to provide service in exchange for the award. Prior to 2006, as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", stock options were accounted for using the intrinsic-value-based method in Accounting Principles Board (APB) Opinion No. 25. Under that method, no compensation expense was recognized on the grant date, since on that date the option exercise price equaled the market price of the underlying Common Shares.

The fair value of stock options granted was estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

                                    2006          2005          2004
                                -----------   -----------   -----------
Expected volatility                      25%           27%           28%
Expected option life in years             5             5             5
Expected dividend yield                 2.0%          2.0%          2.5%
Risk-free interest rate         4.3% to 5.0%  3.7% to 4.4%  3.1% to 3.8%

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

The weighted-average fair value of stock options granted per option was $16.80 in 2006, $16.73 in 2005, and $13.29 in 2004. The total fair value of stock options vesting was $29 in 2006, $24 in 2005 and $21 in 2004. As of December 31, 2006, the total compensation expense not yet recognized related to nonvested stock options was $38, and the weighted-average period in which the expense is expected to be recognized is 1.5 years.

A summary of stock option activity for 2006 follows (shares in millions):

                                                      Weighted-
                                                       average
                            Weighted-                 remaining     Aggregate
                          average price              contractual    intrinsic
                            per option    Options   life in years     value
                          -------------   -------   -------------   ---------
Outstanding January 1         $42.95       14.4
Granted                        68.67        1.9
Exercised                      35.82       (3.1)
Canceled                       62.73        (.2)
                                           ----
Outstanding December 31       $48.01       13.0          5.3           $352
                                           ====
Exercisable December 31       $42.25        7.3          4.9           $239
Reserved for future
   grants December 31                       5.2

The aggregate intrinsic value in the table above represents the total pretax difference between the $75.14 closing price of Eaton Common Shares on the last trading day of 2006 over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. Under SFAS No. 123(R), the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's Common Shares.

Information related to stock options exercised follows:

                                                                 2006   2005   2004
                                                                 ----   ----   ----
Proceeds from stock options exercised                            $108    $68   $138
Income tax benefits related to stock options exercised
   Reported in operating activities in statement of cash flows      8     21     44
   Reported in financing activities in statement of cash flows     28
Intrinsic value of stock options exercised                        102     74    142

Prior to 2006, Eaton applied the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If the Company accounted for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

                                                 2005    2004
                                                -----   -----
Net income
   As reported                                  $ 805   $ 648
   Stock-based compensation
      expense, net of income taxes                (18)    (13)
                                                -----   -----
   Assuming fair-value-based method             $ 787   $ 635
                                                =====   =====
Net income per Common Share assuming dilution
   As reported                                  $5.23   $4.13
   Stock-based compensation
      expense, net of income taxes               (.12)   (.08)
                                                -----   -----
   Assuming fair-value-based method             $5.11   $4.05
                                                =====   =====
Net income per Common Share basic
   As reported                                  $5.36   $4.24
   Stock-based compensation
      expense, net of income taxes               (.12)   (.09)
                                                -----   -----
   Assuming fair-value-based method             $5.24   $4.15
                                                =====   =====

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Statement of Consolidated Shareholders' Equity follow:

                                                                            2006    2005
                                                                           -----   -----
Foreign currency translation and related hedging instruments (net of
   income tax benefits of $22 in 2006 and $6 in 2005)                      $ (22)  $(117)
Deferred (loss) gain on cash flow hedges (net of income tax benefits
   of $1 in 2006 and income taxes of $2 in 2005)                              (1)      4
Pension liabilities (net of income tax benefits of $367 in 2006 and $281
   in 2005)                                                                 (707)   (536)
Other postretirement liabilities (net of income tax benefits of $119)       (119)
                                                                           -----   -----
                                                                           $(849)  $(649)
                                                                           =====   =====

A discussion of the adjustments related to pension and other postretirement benefit liabilities is included in the "Retirement Benefit Plans" Note above.

INCOME TAXES

For financial statement reporting purposes, income from continuing operations before income taxes is summarized below based on the geographic location of the operation to which such earnings are attributable. Certain foreign operations are branches of Eaton and are, therefore, subject to United States as well as foreign income tax regulations. As a result, pretax income by location and the components of income tax expense by taxing jurisdiction are not directly related. For purposes of this note to the consolidated financial statements, non-United States operations include Puerto Rico.

                           Income from continuing
                       operations before income taxes
                       ------------------------------
                             2006   2005   2004
                             ----   ----   ----
United States                $152   $201   $115
Non-United States             837    787    653
                             ----   ----   ----
                             $989   $988   $768
                             ====   ====   ====

                       Income tax expense for
                        continuing operations
                       ----------------------
                        2006   2005    2004
                        ----   ----   -----
Current
   United States
      Federal           $14    $ 69   $ 129
      State & local      (9)      3       5
   Non-United States     14     140     126
                        ---    ----   -----
                         19     212     260
                        ---    ----   -----
Deferred
   United States
      Federal            25      (9)   (132)
      State & local      24
   Non-United States      9     (14)
                        ---    ----   -----
                         58     (23)   (132)
                        ---    ----   -----
                        $77    $189   $ 128
                        ===    ====   =====

Reconciliations of income taxes from the United States Federal statutory rate to the effective income tax rate for continuing operations follow:

                                                2006     2005     2004
                                               -----    -----    -----
Income taxes at the United States
   statutory rate                               35.0%    35.0%    35.0%
United States state & local income taxes         1.5%     0.5%     0.7%
Other United States-net                         (0.9%)   (3.7%)   (0.9%)
Non-United States operations (earnings taxed
   at other than United States tax rate)       (18.6%)  (12.7%)  (14.2%)
Adjustment of worldwide tax liabilities         (9.2%)            (3.9%)
                                               -----    -----    -----
                                                 7.8%    19.1%    16.7%
                                               =====    =====    =====

In 2006 and 2004, Eaton recorded income tax benefits of $90 and $30, respectively, resulting from the favorable resolution of multiple income tax items. The income tax benefit in 2006 reduced the effective income tax rate for full year 2006 from 17.0% to 7.8%. The income tax benefit in 2004 reduced the effective income tax rate for full year 2004 from 20.6% to 16.7%.

Eaton has manufacturing operations in Puerto Rico that operate under certain United States tax law incentives related to the repatriation of earnings that expired at the end of 2005. Income tax credits claimed under these incentives were $33 in each of 2005 and 2004. The elimination of these repatriation laws did not have an adverse impact on the Company's effective income tax rate.

Significant components of current and long-term deferred income taxes follow:

                                               2006                  2005
                                       -------------------   -------------------
                                       Current   Long-term   Current   Long-term
                                        assets     assets     assets     assets
                                       -------   ---------   -------   ---------
Accruals & other adjustments
   Employee benefits                    $ 74       $ 725      $ 85       $ 470
   Depreciation & amortization                      (329)                 (288)
   Other accruals & adjustments          213          55       147          52
Other items                                            1        14          12
United States Federal income tax
   credit carryforwards                               51                   110
United States state & local tax loss
   carryforwards and tax credit
   carryforwards                                      92                    91
Non-United States tax loss
   carryforwards                                      96                    92
Valuation allowance                      (20)       (201)       (3)       (187)
                                        ----       -----      ----       -----
                                        $267       $ 490      $243       $ 352
                                        ====       =====      ====       =====

At the end of 2006, United States Federal income tax credit carryforwards of $51 were available to reduce future Federal income tax liabilities. These credits include $5 that expire in 2025 through 2026, and $46 of which are not subject to expiration. United States state and local tax loss carryforwards with a future tax benefit of $63 are also available at the end of 2006. Their expiration dates are $9 in 2007 through 2011, $7 in 2012 through 2016, $25 in 2017 through 2021, and $22 in 2022 through 2026. A full valuation allowance has been recorded for these state and local tax loss carryforwards. There are also United States state and local tax credit carryforwards with a future tax benefit of $29 available at the end of 2006. Their expiration dates are $8 in 2007 through 2011, $11 in 2012 through 2016, $6 in 2017 through 2021, and $4 in 2022 through 2026. A valuation allowance of $26 has been recorded for the state and local tax credit carryforwards. A valuation allowance of $37 has also been recorded for certain other state and local deferred income tax assets.

At December 31, 2006, certain non-United States subsidiaries had tax loss carryforwards aggregating $331 that are available to offset future taxable income. Carryforwards of $146 expire at various dates from 2007 through 2021 and the balance has no expiration date. A deferred tax asset of $96 has been recorded for these tax loss carryforwards and a valuation allowance of $90 has also been recorded for these tax loss carryforwards.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $2,530 at December 31, 2006, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provided for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in 2005. In fourth quarter 2005, Eaton recorded income tax expense of $3 for the repatriation of $66 of foreign earnings under the Act.

Worldwide income tax payments were $129 in 2006, $171 in 2005 and $161 in 2004.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which Eaton will adopt in first quarter 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of income tax positions taken, or expected to be taken, in an income tax return. FIN No. 48 also changes the disclosure standards for income taxes. Eaton's historical policy has consistently been to enter into tax planning strategies only if it is more likely than not that the benefit would be sustained upon audit. For example, the Company does not enter into any of the Internal Revenue Service (IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4. Consequently, the Company does not expect the adoption of FIN No. 48 to result in the recording of a material cumulative effect of a change in the accounting principle in 2007.

OTHER INFORMATION

ACCOUNTS RECEIVABLE

Accounts receivable were net of an allowance for doubtful accounts of $23 and $21 at December 31, 2006 and 2005, respectively.

INVENTORIES

The components of inventories follow:

                                 2006     2005
                                ------   ------
Raw materials                   $  570   $  469
Work-in-process                    321      265
Finished goods                     504      442
                                ------   ------
Inventories at FIFO              1,395    1,176
Excess of FIFO over LIFO cost     (102)     (77)
                                ------   ------
                                $1,293   $1,099
                                ======   ======

Inventories at FIFO accounted for using the LIFO method were 52% and 51% at the end of 2006 and 2005, respectively.

WARRANTY LIABILITIES

A summary of the current and long-term liabilities for warranties follows:

                                       2006   2005   2004
                                       ----   ----   ----
Balance at the beginning of the year   $157   $152   $125
Current year provision                   91     93    108
Business acquisitions                     1      3     12
Claims paid/satisfied                   (83)   (87)   (94)
Other                                    10     (4)     1
                                       ----   ----   ----
Balance at the end of the year         $176   $157   $152
                                       ====   ====   ====

LEASE COMMITMENTS

Eaton leases certain real properties and equipment. Minimum rental commitments under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate were, $87 in 2007, $70 in 2008, $50 in 2009, $39 in 2010, $28 in
2011 and $49 thereafter.

Rental expense was $124 in 2006, $115 in 2005, and $112 in 2004.

NET INCOME PER COMMON SHARE

A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

                                                 2006     2005     2004
                                                ------   ------   ------
Income from continuing operations               $  912   $  799   $  640
Income from discontinued operations                 38        6        8
                                                ------   ------   ------
Net income                                      $  950   $  805   $  648
                                                ======   ======   ======
Average number of Common Shares
   outstanding assuming dilution                 152.9    154.0    157.1
Less dilutive effect of stock options              2.7      3.8      4.0
                                                ------   ------   ------
Average number of Common Shares
   outstanding basic                             150.2    150.2    153.1
                                                ======   ======   ======
Net income per Common Share assuming dilution
   Continuing operations                        $ 5.97   $ 5.19   $ 4.07
   Discontinued operations                         .25      .04      .06
                                                ------   ------   ------
                                                $ 6.22   $ 5.23   $ 4.13
                                                ======   ======   ======
Net income per Common Share basic
   Continuing operations                        $ 6.07   $ 5.32   $ 4.18
   Discontinued operations                         .25      .04      .06
                                                ------   ------   ------
                                                $ 6.32   $ 5.36   $ 4.24
                                                ======   ======   ======

BUSINESS SEGMENT & GEOGRAPHIC REGION INFORMATION

Eaton is a diversified industrial manufacturer with 2006 sales of $12.4 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The Company had 60,000 employees at the end of 2006 and had sales to customers in more than 125 countries. Major products included in each business segment and other information follows.

ELECTRICAL

Low and medium voltage power distribution and control products that meet ANSI/NEMA and IEC standards; a wide range of circuit breakers, and a variety of assemblies and components used in managing distribution of electricity to industrial, utility, light commercial, residential and OEM markets; drives, contactors, starters, power factor and harmonic correction; a wide range of sensors used for position sensing; a full range of operator interface hardware and software for interfacing with machines, and other motor control products used in the control and protection of electrical power distribution systems; a full range of AC and DC Uninterruptible Power Systems (UPS); power management software, remote monitoring, turnkey integration services and site support engineering services for electrical power and control systems

FLUID POWER

All pressure ranges of hose, fittings, adapters, couplings and other fluid power connectors; hydraulic pumps, motors, valves, cylinders, power steering units, tube connectors, fittings, transaxles and transmissions; electronic and hydraulic controls; electric motors and drives; filtration products and fluid-evaluation products and services; aerospace products and systems -- hydraulic and electrohydraulic pumps, and integrated system packages, hydraulic and electromechanical actuators, flap and slat systems, nose wheel steering systems, cockpit controls, power and load management systems, sensors, fluid debris monitoring products, illuminated displays, integrated displays and panels, relays, valves, sealing and pneumatic systems for large commercial aircraft and regional jets, products for aircraft engines, fuel systems, cabin air and de-icing systems, hydraulic systems, low-pressure airframe fuel systems, electromechanical actuation, air ducting, hydraulic and power generation, and fluid distribution systems for fuel, hydraulics and air; products for industrial equipment; clutches and brakes for industrial machines; golf grips and precision molded and extruded plastic products

TRUCK

Heavy-, medium-, and light-duty and agricultural mechanical transmissions; heavy- and medium-duty automated transmissions; heavy- and medium-duty clutches; and a variety of other products including gears and shafts, transfer boxes, gearshift mechanisms, rotors, electronic diagnostic equipment for commercial vehicles, and collision warning systems

AUTOMOTIVE

Engine valves, valve actuation components, engine displacement control components; advanced valvetrain and fuel management systems to enhance fuel economy and emissions; cylinder heads, superchargers, superturbo compounding; advanced air and hydrogen management devices for fuel cells; limited slip and locking differentials; electronically controlled traction modification devices; off road performance and racing differentials; precision gear forgings; compressor control clutches for mobile refrigeration; mirror actuators and powerfolding actuators; transmission controls; on-board vapor recovery systems; fuel level senders; exhaust gas recirculation valves for heavy-duty engines; turbocharger waste gate controls; and intake manifold control valves

OTHER INFORMATION

The principal markets for the Electrical segment are industrial, non-residential and residential construction, commercial, government, institutional, and telecommunications customers. These customers are generally concentrated in North America, Europe and Asia/Pacific; however, sales are made globally. Sales are made directly by Eaton and indirectly through distributors and manufacturers representatives to such customers.

The principal markets for the Fluid Power segment are original equipment manufacturers and after-market customers of off-highway agricultural vehicles, construction vehicles, aircraft, and industrial and stationary equipment. These manufacturers are located globally and most sales of these products are made directly to such manufacturers.

The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks and passenger cars. These manufacturers are located globally and most sales of these products are made directly to such manufacturers.

No single customer represented more than 10% of net sales in 2006, 2005 or 2004. Sales from United States and Canadian operations to customers in foreign countries were $709 in 2006, $568 in 2005 and $504 in 2004 (6% of sales in 2006, and 5% of sales in 2005 and 2004).

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

GEOGRAPHIC REGION INFORMATION

                                Segment
                               operating   Long-lived
                   Net sales     profit       assets
                   ---------   ---------   ----------
2006
   United States    $ 8,556      $1,145      $ 1,188
   Canada               337          44           16
   Europe             2,423          80          579
   Latin America      1,090         120          318
   Asia/Pacific         898          92          170
   Eliminations        (934)
                    -------                  -------
                    $12,370                  $ 2,271
                    =======                  =======
2005
   United States    $ 7,666      $1,018      $ 1,191
   Canada               315          48           16
   Europe             2,084         110          533
   Latin America      1,036         136          298
   Asia/Pacific         797          80          137
   Eliminations        (879)
                    -------                  -------
                    $11,019                  $ 2,175
                    =======                  =======
2004
   United States    $ 6,806      $  778      $ 1,215
   Canada               261          37           16
   Europe             1,922         138          547
   Latin America        774         107          244
   Asia/Pacific         679          79          125
   Eliminations        (730)
                    -------                  -------
                    $ 9,712                  $ 2,147
                    =======                  =======

Net sales and segment operating profit are attributed to geographical regions based upon the location of the selling unit. Long-lived assets consist of property, plant and equipment-net.

Business segment operating profit was reduced by acquisition integration charges, as follows:

                2006   2005   2004
                ----   ----   ----
United States    $23    $17    $22
Europe             7      7     18
Latin America      6      4
Asia/Pacific       4      8      1
                 ---    ---    ---
                 $40    $36    $41
                 ===    ===    ===

BUSINESS SEGMENT INFORMATION

                                                             2006      2005     2004
                                                           -------   -------   ------
Net sales
   Electrical                                              $ 4,184   $ 3,758   $3,072
   Fluid Power                                               3,983     3,240    3,098
   Truck                                                     2,520     2,288    1,800
   Automotive                                                1,683     1,733    1,742
                                                           -------   -------   ------
                                                           $12,370   $11,019   $9,712
                                                           =======   =======   ======
Operating profit
   Electrical                                              $   474   $   375   $  243
   Fluid Power                                                 422       339      338
   Truck                                                       448       453      329
   Automotive                                                  137       225      229

Corporate
   Amortization of intangible assets                           (51)      (30)     (25)
   Interest expense-net                                       (104)      (90)     (79)
   Minority interest                                           (10)       (5)      (6)
   Pension & other postretirement benefit expense             (152)     (120)     (75)
   Stock option expense                                        (27)
   Other corporate expense-net                                (148)     (159)    (186)
                                                           -------   -------   ------
Income from continuing operations before income taxes          989       988      768
Income taxes                                                    77       189      128
                                                           -------   -------   ------
Income from continuing operations                              912       799      640
Income from discontinued operations, net of income taxes        38         6        8
                                                           -------   -------   ------
Net income                                                 $   950   $   805   $  648
                                                           =======   =======   ======

Business segment operating profit was reduced by acquisition integration charges, as follows:

              2006   2005   2004
              ----   ----   ----
Electrical     $ 7    $21    $33
Fluid Power     23      7      8
Truck            5      4
Automotive       5      4
               ---    ---    ---
               $40    $36    $41
               ===    ===    ===

BUSINESS SEGMENT INFORMATION continued

                                                 2006      2005     2004
                                               -------   -------   ------
Identifiable assets
   Electrical                                  $ 1,669   $ 1,454   $1,469
   Fluid Power                                   2,007     1,787    1,527
   Truck                                         1,015     1,064      940
   Automotive                                      890       960      974
                                               -------   -------   ------
                                                 5,581     5,265    4,910
Goodwill                                         3,034     3,139    2,433
Other intangible assets                            969       626      644
Corporate                                        1,833     1,188    1,088
                                               -------   -------   ------
Total assets                                   $11,417   $10,218   $9,075
                                               =======   =======   ======
Expenditures for property, plant & equipment
   Electrical                                  $    74   $    59   $   55
   Fluid Power                                     121        76       83
   Truck                                            66        99       90
   Automotive                                       79       108       91
                                               -------   -------   ------
                                                   340       342      319
   Corporate                                        20        21       11
                                               -------   -------   ------
                                               $   360   $   363   $  330
                                               =======   =======   ======
Depreciation of property, plant & equipment
   Electrical                                  $    79   $    84   $   83
   Fluid Power                                     105        94       91
   Truck                                            77        70       61
   Automotive                                       77        84       79
                                               -------   -------   ------
                                                   338       332      314
   Corporate                                        22        19       23
                                               -------   -------   ------
                                               $   360   $   351   $  337
                                               =======   =======   ======

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
OPERATIONS

Dollars in millions, except for per share data (per share data assume dilution)

OVERVIEW OF THE COMPANY

Eaton is a diversified industrial manufacturer with 2006 sales of $12.4 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The principal markets for the Electrical segment are industrial, non-residential and residential construction, commercial, government, institutional, and telecommunications customers. These customers are generally concentrated in North America, Europe and Asia/Pacific; however, sales are made globally. Sales are made directly by Eaton and indirectly through distributors and manufacturers representatives to such customers. The principal markets for the Fluid Power segment are original equipment manufacturers and after-market customers of off-highway agricultural vehicles, construction vehicles, aircraft, and industrial and stationary equipment. These manufacturers are located globally and most sales of these products are made directly to such manufacturers. The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks and passenger cars. These manufacturers are located globally and most sales of these products are made directly to such manufacturers. The Company had 60,000 employees at the end of 2006 and had sales to customers in more than 125 countries.

HIGHLIGHTS OF RESULTS FOR 2006

Eaton experienced continuing strong economic conditions in 2006 in most of its end markets and posted record financial results. Sales of the Electrical, Fluid Power and Truck business segments improved in 2006 compared to 2005, setting new records. Sales of the Automotive segment were lower than 2005 due to declines in the North American and European automotive markets. Operating profit for the Electrical and Fluid Power segments were also new records in 2006. During 2006, Eaton continued to make progress towards key corporate goals of 1) accelerating organic growth by outgrowing end markets, 2) acquiring and integrating new businesses and 3) proactively managing its capital.

In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions undertaken in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses in which markets were expected to weaken during the second half of 2006 and 2007. This program included plant closings, as well as costs of relocating product lines and other employee reductions. The Excel 07 program, which also included savings generated from the actions noted above, gains from sales of non-strategic product lines, and other corporate actions, including the favorable resolution of multiple income tax items, had a net positive impact on net income for 2006, as described below.

The following are highlights of 2006:

                                                             2006      2005    Increase
                                                           -------   -------   --------
Continuing operations
   Net sales                                               $12,370   $11,019       12%
   Gross profit                                              3,320     3,083        8%
      Percent of net sales                                    26.8%     28.0%
   Income before income taxes                                  989       988       --
   Income after income taxes                               $   912   $   799       14%
Income from discontinued operations, net of income taxes        38         6
                                                           -------   -------
Net income                                                 $   950   $   805       18%
                                                           =======   =======
Net income per Common Share assuming dilution
   Continuing operations                                   $  5.97   $  5.19       15%
   Discontinued operations                                     .25       .04
                                                           -------   -------
                                                           $  6.22   $  5.23       19%
                                                           =======   =======
Return on Shareholders' equity                                23.0%     22.2%

Net sales in 2006 were a new record for Eaton, surpassing the previous record set in 2005. Sales growth of 12% in 2006 consisted of 6% from organic growth, 5% from acquisitions of businesses, and

1% from foreign exchange rates. Organic growth included 5% from end-market growth and 1% from outgrowing end markets.

Gross profit increased 8% in 2006 primarily due to sales growth, the benefits of integrating acquired businesses and continued productivity improvements driven by the Eaton Business System (EBS). These improvements in gross profit were partially offset by costs of plant closings and other expenses associated with the Company's Excel 07 program, higher acquisition integration charges, increased pension expense, and higher prices paid for raw materials, supplies and basic metals.

Net income and net income per Common Share assuming dilution for 2006 were new records for Eaton, increasing 18% and 19%, respectively, over 2005. These improvements were primarily due to sales growth; the benefits of integrating acquired businesses; continued productivity improvements driven by EBS; and a lower effective income tax rate. These factors leading to the increase in net income were partially offset by increased pension expense; higher prices paid for raw materials, supplies and basic metals; and expense for stock options recorded for the first time in 2006. Earnings per share also benefited from lower average shares outstanding in 2006 compared to 2005, due to the repurchase of 5.286 million shares in 2006, at a total cost of $386. The positive net impact on net income and net income per share of the Excel 07 program in 2006, as described above, was after-tax income of $8, or $.05 per Common Share. Pretax costs of this program for plant closings, relocating product lines and other employee reductions, offset by savings generated from these actions, were $154. These costs were offset by gains on the sale of businesses that totaled $35 after-tax, which were reported in the Statement of Consolidated Income as Discontinued operations, and by $90 of income tax benefits resulting from the favorable resolution of multiple income tax items during the year.

In 2006, Eaton acquired various businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. These acquisitions are summarized below:

- On December 1, 2006, Eaton acquired the remaining 50% ownership in Schreder-Hazemeyer, a Belgium manufacturer of low and medium voltage electrical distribution switchgear. This business had 2006 sales of $9 and is included in the Electrical segment.

- On October 26, 2006, Eaton acquired diesel fuel processing technology and associated assets of Catalytica Energy Systems Inc., a developer of emission control solutions for Trucks. This business, which has no sales, is included in the Truck segment.

- On September 14, 2006, the Company acquired Senyuan International Holdings Limited, a China-based manufacturer of vacuum circuit breakers and other electrical switchgear components. This business had 2005 sales of $47 and is included in the Electrical segment.

- On September 5, 2006, the Company acquired the Ronningen-Petter business unit of Dover Resources, Inc., a producer of industrial fine filters and components. This business had 2005 sales of $30 and is included in the Fluid Power segment.

- On March 31, 2006, the Company acquired the Synflex business unit of Saint-Gobain Performance Plastics Corporation, a manufacturer of thermoplastic hose and tubing. This business had 2005 sales of $121 and is included in the Fluid Power segment.

- On March 24, 2006, Eaton acquired Marina Power Lighting, a manufacturer of marine duty electrical distribution products. This business had 2005 sales of $11 and is included in the Electrical segment.

In addition to the business acquisitions described above, on December 28, 2006, Eaton announced it had reached an agreement to purchase AT Holdings Corporation, the parent of Argo-Tech Corporation, for $695. This transaction is expected to close in the first quarter of 2007. Argo-Tech's U.S.-based aerospace business, which had sales for the fiscal year ended October 28, 2006 of $206, is a leader in high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets. This business will be integrated into the Fluid Power segment.

Cash generated from operating activities of $1,431 in 2006 was a new record for Eaton, increasing by $296, or 26%, over cash generated from operating activities of $1,135 in 2005. The increase was primarily due to higher net income in 2006, which rose $145 in 2006 over 2005 and a net reduction of

$162 in working capital funding due to changes in accounts receivable, accounts payable and in several other working capital accounts in 2006. Cash and short-term investments totaled $785 at the end of 2006, up $449 from $336 at year-end 2005.

Total debt of $2,586 at the end of 2006 increased $122 from $2,464 at year-end 2005. Changes in debt included the issuance in August 2006 of $250 of floating notes due 2009, the repayment of $244 of notes and debentures in 2006 and a $96 increase in short-term debt. The net-debt-to-capital ratio was 30.5% at the end of 2006 compared to 36.0% at year-end 2005. The improvement in this ratio was primarily due to the increase of $328 in Shareholders' equity and the $327 decrease in net debt (total debt less cash and short-term investments) largely due to the $449 increase in cash and short-term investments. The increase in Shareholders' equity was due to net income in 2006 of $950. This increase was partially offset by the repurchase of 5.286 million Common Shares in 2006 at a total cost of $386; the recognition at year-end 2006 of $282 of after-tax adjustments for pensions and other post-retirement benefits due to the adoption of Statement of Financial Accounting Standards No. 158; and cash dividends of $220 paid during 2006.

Net working capital of $1,001 at the end of 2006, increased by $391 from $610 at year-end 2005. The increase was primarily due to the $449 increase in cash and short-term investments, which largely resulted from strong cash flow from operations of $1,431; the $143 increase in accounts receivable resulting from increased sales; and the $194 increase in inventories to support higher levels of sales. These increases in working capital were partially offset by a net increase of $178 in short-term debt and current portion of long-term debt, and a net increase of $217 in accounts payable and several other working capital accounts to support higher levels of operations. The increase in current portion of long-term debt was primarily due to the reclassification to current liabilities of the 6% Euro 200 million Notes that will mature in March 2007 (U.S. dollar equivalent of $263 at December 31, 2006) and $48 of other long-term debt that will mature in 2007, partially offset by the repayment of $244 of notes and debentures in 2006. The current ratio was 1.3 at the end of 2006 and
1.2 at year-end 2005.

In light of its strong results and future prospects, on January 22, 2007 Eaton announced that it was taking the following actions:

- Increasing the quarterly dividend on its Common Shares by 10%, from $.39 per share to $.43 per share, effective for the February 2007 dividend.

- Making a voluntary contribution of $150 to its qualified pension plan in the United States.

-    Authorizing a new 10 million Common Share repurchase program, replacing the
     1.3 million shares remaining from the 10 million share repurchase authorization approved in April of 2005.

RESULTS OF OPERATIONS - 2006 COMPARED TO 2005

                                                             2006      2005    Increase
                                                           -------   -------   --------
Continuing operations
   Net sales                                               $12,370   $11,019       12%
   Gross profit                                              3,320     3,083        8%
      Percent of net sales                                    26.8%     28.0%
   Income before income taxes                                  989       988       --
   Income after income taxes                               $   912   $   799       14%
Income from discontinued operations, net of income taxes        38         6
                                                           -------   -------
Net income                                                 $   950   $   805       18%
                                                           =======   =======
Net income per Common Share assuming dilution
   Continuing operations                                   $  5.97   $  5.19       15%
   Discontinued operations                                     .25       .04
                                                           -------   -------
                                                           $  6.22   $  5.23       19%
                                                           =======   =======
Return on Shareholders' equity                                23.0%     22.2%

Net sales in 2006 were a new record for Eaton, surpassing the previous record set in 2005. Sales growth of 12% in 2006 consisted of 6% from organic growth, 5% from acquisitions of businesses, and

1% from foreign exchange rates. Organic growth included 5% from end-market growth and 1% from outgrowing end markets.

In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses in which markets were expected to weaken during the second half of 2006 and 2007. This program included plant closings, as well as costs of relocating product lines and other employee reductions. The net impact of this program also includes savings generated from the actions noted above, gains from sales of non-strategic product lines, and other corporate actions, including the favorable resolution of multiple income tax items. The total net positive impact of the Excel 07 program in 2006 was after-tax income of $8, or $.05 per Common Share. Pretax costs of this program for plant closings, relocating product lines and other employee reductions, offset by savings generated from these actions, were $154. These costs were offset by gains on the sale of businesses that totaled $35 after-tax, which were reported in the Statement of Consolidated Income as Discontinued operations, and by $90 of income tax benefits resulting from the favorable resolution of multiple income tax items during the year. Net pretax costs of plant closings and other actions associated with the Excel 07 program were included in the Statements of Consolidated Income primarily in Cost of products sold, with additional amounts in Selling & administrative expense or Other (income) expense-net, as appropriate. In Business Segment Information, the net pretax impact of the Excel 07 program was included in Operating profit of the related business segment, as separately discussed in the results of each business segment below.

Gross profit increased 8% in 2006 primarily due to sales growth, the benefits of integrating acquired businesses and continued productivity improvements driven by the Eaton Business System (EBS). These improvements in gross profit were partially offset by costs of plant closings and other expenses associated with the Company's Excel 07 program, higher acquisition integration charges, increased pension expense, and higher prices paid for raw materials, supplies and basic metals.

RESULTS BY GEOGRAPHIC REGION


                                                 Segment operating profit      Operating
                          Net sales            ----------------------------      margin
                ----------------------------                      Increase    -----------
                  2006      2005    Increase    2006     2005    (Decrease)   2006   2005
                -------   -------   --------   ------   ------   ----------   ----   ----
United States   $ 8,556   $ 7,666      12%     $1,145   $1,018       12%      13.4%  13.3%
Canada              337       315       7%         44       48       (8%)     13.1%  15.2%
Europe            2,423     2,084      16%         80      110      (27%)      3.3%   5.3%
Latin America     1,090     1,036       5%        120      136      (12%)     11.0%  13.1%
Asia/Pacific        898       797      13%         92       80       15%      10.2%  10.0%
Eliminations       (934)     (879)
                -------   -------
                $12,370   $11,019      12%
                =======   =======

Growth in sales in the United States of 12% was primarily due to higher sales in Fluid Power, which resulted from growth in end markets; sales from businesses acquired in 2006, including the thermoplastic hose and tubing business of Synflex and the industrial filtration business of Ronningen-Petter; and the full year effect on sales of businesses acquired in 2005, including the aerospace division of PerkinElmer Inc., the aerospace fluid and air division of Cobham plc, and the industrial filtration business of Hayward Industries, Inc. Higher sales in the United States in 2006 were also due to increased sales in Electrical, largely resulting from growth in end markets, and higher sales in Truck, as a result of strong end market demand for heavy-duty trucks. These increases in sales were partially offset by a sales reduction in Automotive, primarily resulting from the decline in the North American (NAFTA) automotive market. The 12% increase in operating profit in the United States was mainly due to strong operating profit of Truck; higher operating profit of Fluid Power, which included profit from businesses acquired in 2006 and the full year effect of businesses acquired in 2005; increased operating profit of Electrical; and the benefits of integrating acquired businesses. These increases in operating profit were partially offset by costs of plant closings and other expenses associated with the Excel 07 program, as described above, and reduced operating profit of the Automotive segment.

In Canada, sales growth of 7% in sales was primarily due to improved results in the Electrical businesses. The 8% reduction in operating profit was mainly due to the costs of relocation of certain businesses in the Electrical segment.

Sales growth in Europe of 16% was primarily due to higher sales in Fluid Power, which reflected growth in end markets and the full year effect on sales of the businesses acquired in 2005, including the aerospace fluid and air division of Cobham plc, the aerospace division of PerkinElmer Inc., and the industrial filtration business of Hayward Industries, Inc. Higher sales in Europe in 2006 also reflected increased sales in Electrical, largely due to growth in end markets. The 27% decrease in operating profit in Europe reflected reduced operating profit of Automotive and Truck, which primarily resulted from plant closings associated with the Excel 07 program, partially offset by improved results of Electrical and Fluid Power, due, in part, to the full-year effect of the Fluid Power acquisitions completed in 2005, and the benefits of integrating acquired businesses.

In Latin America, growth of 5% in sales was largely due to higher sales in Truck, Automotive and Fluid Power. The 12% reduction in operating profit in Latin America was attributable to Excel 07 program expenses and an adjustment to Brazilian inventories in the Truck business, partially offset by improved results of Electrical, which included a gain on the sale of the Brazilian battery business.

Growth in Asia/Pacific of 13% in sales and 15% in operating profit was primarily due to higher sales in Fluid Power and Electrical, which were the result of growth in end markets and sales from businesses acquired in 2006 and 2005. Acquisitions of businesses included the Senyuan China-based medium-voltage electrical business acquired in September 2006 and the Winner hydraulics business acquired in 2005.

OTHER RESULTS OF OPERATIONS

In 2006 and 2005, Eaton incurred charges related to the integration of acquired businesses. Charges in 2006 related to primarily the following acquisitions:
Powerware, the electrical power systems business acquired in 2004, and the Pringle electrical switch business; several acquisitions in Fluid Power including the acquired operations of Synflex, PerkinElmer, Cobham, Hayward, Winner, and Walterscheid; and the Pigozzi, Tractech, and Morestana Truck and Automotive businesses. Charges in 2005 related to primarily the following acquisitions: Powerware and the electrical division of Delta plc; several acquisitions in Fluid Power, including Winner, Walterscheid, and Boston Weatherhead; and the Pigozzi and Morestana businesses. A summary of these charges follows:

                    2006   2005
                    ----   ----
Electrical          $  7   $ 21
Fluid Power           23      7
Truck                  5      4
Automotive             5      4
                    ----   ----
Pretax charges      $ 40   $ 36
                    ====   ====
After-tax charges   $ 27   $ 24
Per Common Share    $.17   $.15

Acquisition integration charges in 2006 included $23 for the United States, $7 for Europe, $6 for Latin America and $4 for Asia/Pacific. Charges in 2005 included $17 for the United States, $7 for Europe, $4 for Latin America and $8 for Asia/Pacific. These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.

In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses that were expected to weaken during second half 2006 and 2007. This program included plant closings, as well as costs of relocating product lines and other employee reductions. The program also included savings generated from these actions. The net costs incurred by each segment in 2006 related to the Excel 07 actions follows:

Electrical       $ 17
Fluid Power        23
Truck              60
Automotive         52
Corporate           2
                 ----
Pretax charges   $154
                 ====

Excel 07 net costs incurred in 2006 included $69 for the United States, $77 for Europe, $5 for Latin America, $2 for Asia/Pacific, and $1 for Canada. The net costs associated with the Excel 07 program were included in the Statements of Consolidated Income primarily in Cost of products sold. In Business Segment Information, the charges reduced Operating profit of the related business segment.

Pretax income for 2006 was reduced by $65 ($42 after-tax, or $.28 per Common Share) compared to 2005 due to increased pension expense in 2006. This reduction primarily resulted from the lowering of discount rates associated with pension liabilities at year-end 2005 and the effect of increased settlement costs in 2006.

Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", Eaton began to record compensation expense under the "fair-value-based" method of accounting for stock options granted to employees and directors. Expense for stock options in 2006 was $27 ($20 after-tax, or $.13 per share both assuming dilution and basic). The Company adopted SFAS No. 123(R) using the "modified prospective application" method and, as a result, financial results for periods prior to 2006 were not restated for this accounting change. This change in accounting is further explained in "Stock Options" in the Notes to the Consolidated Financial Statements.

The effective income tax rates for continuing operations for 2006 was 7.8% compared to 19.1% for 2005. The lower rate in 2006 was primarily due to income tax benefits of $90 resulting from the favorable resolution of multiple income tax items. Excluding the income tax benefits resulting from the favorable resolution of income tax items, the effective income tax rate for continuing operations for 2006 was 17.0%. The change in the effective income tax rate in 2006 compared to 2005 is further explained in "Income Taxes" in the Notes to the Consolidated Financial Statements.

As part of the Excel 07 program, in third quarter 2006, certain businesses of the Automotive segment were sold, resulting in a $35 after-tax gain, or $.23 per Common Share. The gain on sale of these businesses, and other operating results of these businesses, were reported as Discontinued operations in the Statement of Consolidated Income.

Net income and net income per Common Share assuming dilution for 2006 were new records for Eaton, increasing 18% and 19%, respectively, over 2005. These improvements were primarily due to sales growth; the benefits of integrating acquired businesses; continued productivity improvements driven by EBS; and a lower effective income tax rate. These factors leading to the increase in net income were partially offset by increased pension expense; higher prices paid for raw materials, supplies and basic metals; and expense for stock options recorded for the first time in 2006. Earnings per share also benefited from lower average shares outstanding in 2006 compared to 2005, due to the repurchase of 5.286 million shares in 2006, at a total cost of $386. The total net positive impact on net income and net income per share of the Excel 07 program in 2006 was $8 and $.05 per Common Share, respectively, as described above.

RESULTS BY BUSINESS SEGMENT

ELECTRICAL

                    2006     2005    Increase
                   ------   ------   --------
Net sales          $4,184   $3,758      11%
Operating profit      474      375      26%
Operating margin     11.3%    10.0%

Sales of the Electrical segment reached record levels in 2006. Of the 11% sales increase, 9% was due to organic growth, 1% was from acquisitions of businesses, and 1% from foreign exchange rates. End markets for the Electrical segment grew approximately 5% in 2006 with strong growth in non-residential construction markets offsetting weakness in the residential market.

Operating profit rose 26% in 2006, and was also a new record for this segment. The increase was largely due to growth in sales, the benefits of integrating acquired businesses, continued productivity improvements, a gain on the sale of the Brazilian battery business, and lower acquisition integration charges. These improvements in operating profit were partially offset by net costs of the Excel 07 program, and higher prices paid for raw materials, supplies and basic metals. Operating profit in 2006 was reduced by net costs of $17 related to the Excel 07 program, which reduced the operating margin by 0.4%. Operating profit was also reduced by acquisition integration charges of $7 in 2006 compared to $21 in 2005, which reduced the operating margin by 0.2% in 2006 and by 0.6% in 2005. Acquisition integration charges in 2006 primarily related to the integration of Powerware acquired in June 2004 and the Pringle electrical switch business acquired in 2005. Acquisition integration charges in 2005 largely related to the integration of Powerware and the electrical division of Delta plc acquired in 2003. The incremental operating margin on overall sales growth in 2006 was 23%. Net costs of the Excel 07 program and acquisition integration charges lowered the incremental operating margin (increase in operating profit for the year compared to increase in sales for the year) by 1 percentage point.

On January 5, 2007, the Company announced it had reached an agreement to purchase the Power Protection Business of Power Products Ltd., a Czech distributor and service provider of Powerware and other uninterruptible power systems, for $2. The transaction closed in February 2007. This business had sales of $3 in 2006.

On December 1, 2006, Eaton acquired the remaining 50% ownership in Schreder-Hazemeyer, a Belgium manufacturer of low and medium voltage electrical distribution switchgear. This business had sales of $9 in 2006.

On September 14, 2006, the Company acquired Senyuan International Holdings Limited, a China-based manufacturer of vacuum circuit breakers and other electrical switchgear components. This business had sales of $47 in 2005.

On March 24, 2006, Eaton acquired Marina Power Lighting, a U.S. manufacturer of marine duty electrical distribution products. This business had sales of $11 in 2005.

FLUID POWER

                    2006     2005    Increase
                   ------   ------   --------
Net sales          $3,983   $3,240      23%
Operating profit      422      339      24%
Operating margin     10.6%    10.5%

Sales of the Fluid Power segment were at record levels in 2006. The 23% increase in sales in 2006 over 2005 consisted of 16% from acquisitions of businesses, 6% from organic growth and 1% from foreign exchange rates. Acquisitions of businesses in 2006 included the Ronningen-Petter filtration business acquired in September and the Synflex thermoplastic hose and tubing business acquired in March, as described below. Acquisitions of businesses in 2005 included the aerospace operations of PerkinElmer, Inc., the aerospace fluid and air division of Cobham plc, the Hayward industrial filtration business, and the Winner hydraulic hose fittings and adapters business. Growth in the global hydraulics markets in 2006 was driven by continued investment in industrial and construction equipment worldwide. Fluid Power markets grew 6% compared to the same period in 2005, with global hydraulics shipments up 8%, commercial aerospace markets up 14%, defense aerospace markets down 1%, and European automotive production down 1%.

Operating profit rose 24% in 2006, and was also a new record for this segment. The increase in operating profit was due to growth in sales, continued productivity improvements, implemented price increases, the benefits of integrating acquired businesses, and favorable business mix. These improvements in operating profit were partially offset by net costs of the Excel 07 program, higher acquisition integration charges, and higher prices paid for raw materials, supplies and basic metals. Operating profit in 2006 was reduced by net costs of $23 related to the Excel 07 program, which reduced the operating margin by 0.6%. Operating profit in 2006 was also reduced by acquisition charges of $23 compared to charges of $7 in 2005, reducing operating margin by 0.6% in 2006 and 0.2% in 2005. The 2006 charges primarily related to the acquired operations of Synflex, PerkinElmer, Cobham, Hayward, Winner, and Walterscheid. Acquisition integration charges in 2005 largely related to the Boston Weatherhead fluid power business. The incremental operating margin on overall sales growth in 2006 was 11%. Net costs of the Excel 07 program and acquisition integration charges lowered the incremental operating margin on overall sales growth by 5 percentage points. The incremental operating margin for acquired businesses was 14%.

On December 28, 2006, Eaton announced it had reached an agreement to purchase AT Holdings Corporation, the parent of Argo-Tech Corporation, for $695. This transaction is expected to close in the first quarter of 2007. Argo-Tech's U.S.-based aerospace business, which had sales for the fiscal year ended October 28, 2006 of $206, is a leader in high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets.

On September 5, 2006, the Company acquired the Ronningen-Petter business unit of Dover Resources, Inc., a producer of industrial fine filtration systems. This business had sales of $30 in 2005.

On March 31, 2006, Eaton acquired the Synflex business unit of Saint-Gobain Performance Plastics Corporation. This business manufactures thermoplastic hose and tubing. This business had sales of $121 in 2005.

TRUCK

                                      Increase
                    2006     2005    (Decrease)
                   ------   ------   ----------
Net sales          $2,520    $2,288     10%
Operating profit      448       453     (1%)
Operating margin     17.8%     19.8%

The Truck segment posted record sales in 2006, growing 10% compared to 2005. Of the sales increase in 2006, 8% was due to organic growth and 2% from foreign exchange rates. Organic growth was attributable to strong end-market demand, primarily in NAFTA heavy-duty truck production, which rose 11% in 2006 to 378,000 units. NAFTA medium-duty production was up 9% compared to 2005, European truck production was up 5%, and Brazilian vehicle production was up 2%.

Operating profit decreased 1% in 2006 primarily due to net costs of the Excel 07 program, partially offset by operating profit generated by growth in sales. Operating profit in 2006 was reduced by net costs of $60 related to the Excel 07 program, which reduced the operating margin by 2.4%. The Excel 07 costs included costs related to the closing of the heavy-duty truck transmission plant in Manchester, United Kingdom. Operating profit in 2006 and 2005 was also reduced by acquisition integration charges of $5 and $4, respectively, related to the Pigozzi agricultural powertrain business, which reduced the operating margin by 0.2% in 2006 and 2005. Net costs of the Excel 07 program and acquisition integration charges lowered the incremental operating margin on overall sales growth by 26 percentage points.

On October 26, 2006, the Company announced the acquisition of the diesel fuel processing technology, research and development facility and associated business assets of Catalytica Energy Systems Inc. for $2. Catalytica, which has no sales, is engaged in the design and development of emission control solutions for Trucks.

On September 29, 2006, Eaton announced the closure of its heavy-duty truck transmission manufacturing plant in Manchester, United Kingdom, by the end of 2006. Aggregate estimated pretax charges associated with this closure were $25. Total costs consist of cash charges of $16 for severance costs, charges of $3 related to pension costs, and $6 for other costs. This facility had 299 employees.

AUTOMOTIVE

                    2006     2005    (Decrease)
                   ------   ------   ----------
Net sales          $1,683   $1,733       (3)%
Operating profit      137      225      (39)%
Operating margin      8.1%    13.0%

Sales of the Automotive segment decreased 3% in 2006. The reduction in sales reflected a 6% drop in sales volume, offset by a 2% increase from acquisitions of businesses and a 1% increase due to foreign exchange rates. The decline in sales was primarily due to automotive production for NAFTA declining by 3% in 2006 compared to 2005, while European production was down 1%. Sales were also affected by the continued loss in market share of domestic automobile manufacturers. The increase in sales reflected the full year effect of acquisitions of businesses in 2005, which included the Tractech traction control business and the Morestana engine lifters business.

The 39% decrease in operating profit in 2006 was largely due to net costs of $52 related to the Excel 07 program, which reduced the operating margin by 3.1%. The decline in operating profit also reflected lower automotive production volumes in North America and Europe. Operating profit in 2006 was also affected by acquisition integration charges of $5 compared to charges of $4 in 2005, which reduced the operating margin by 0.3% in 2006 and 0.2% in 2005. These charges related to the acquired operations of Tractech and Morestana.

On September 29, 2006, Eaton announced its engine valve actuation manufacturing plant in Saginaw, Michigan, would close by second half 2008. Aggregate estimated pretax charges associated with this closure are expected to be approximately $21. Total costs consist of cash charges of $3 for severance costs, charges of $4 related to pension costs, $4 for the write-down of fixed capital, and $10 for other costs. This facility has 277 employees.

On September 25, 2006, the Company announced the closure of its engine valve manufacturing plant in Montornes del Valles, Spain, by the end of 2006. Aggregate pretax charges associated with this closure were $21. Total costs consist of cash charges of $15 for severance costs, $2 for the write-down of fixed capital, and $4 for other costs. This facility had 154 employees.

As part of the Excel 07 program, in third quarter 2006, certain businesses of the Automotive segment were sold, resulting in a $35 after-tax gain. The gain on sale of these businesses, and other operating results of these businesses, were reported as Discontinued operations in the Statement of Consolidated Income.

CORPORATE

Amortization of intangible assets of $51 in 2006 increased from $30 in 2005 due to amortization of intangible assets associated with recently acquired businesses.

Pension and other postretirement benefit expense included in Corporate increased to $152 in 2006 from $120 in 2005. This increase primarily resulted from the lowering of the discount rate associated with pension and other postretirement benefit liabilities at year-end 2005, and the impact of increased settlement costs in 2006.

Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", Eaton began to record compensation expense under the "fair-value-based" method of accounting for stock options granted to employees and directors. Pretax expense for stock options was $27 in 2006. This change in accounting is further explained in "Stock Options" in the Notes to the Consolidated Financial Statements.

CHANGES IN FINANCIAL CONDITION DURING 2006

Throughout 2006, Eaton maintained a focus on management of its capital. Net working capital of $1,001 at the end of 2006 increased by $391 from $610 at year-end 2005. The increase was primarily due to the $449 increase in cash and short-term investments, which largely resulted from strong cash flow from operations of $1,431; the $143 increase in accounts receivable resulting from increased sales; and the $194 increase in inventories to support higher levels of sales. These increases in working capital were partially offset by a net increase of $178 in short-term debt and current portion of long-term debt, and a net increase of $217 in accounts payable and several other working capital accounts to support higher levels of operations. The increase in current portion of long-term debt was largely due to the reclassification to current liabilities of the 6% Euro 200 million Notes that will mature in March 2007 (U.S. dollar equivalent of $263 at December 31, 2006) and $48 of other long-term debt that will mature in 2007, partially offset by the repayment of $244 of notes and debentures in 2006. Cash and short-term investments totaled $785 at year-end 2006, up $449 from $336 at year-end 2005. Accounts receivable days outstanding were 56 days at the end of 2006 and 2005. Inventory days on hand at the end of 2006 were 51 days, up from 47 days at year-end 2005. The current ratio was 1.3 at the end of 2006 and 1.2 at year-end 2005.

Cash generated from operating activities of $1,431 in 2006 was a new record for Eaton, increasing by $296, or 26%, over cash generated from operating activities of $1,135 in 2005. The increase was primarily due to higher net income in 2006, which rose $145 in 2006 over 2005 and a net reduction of $162 in working capital funding due to changes in accounts receivable, accounts payable and in several other working capital accounts in 2006.

Total debt of $2,586 at the end of 2006 increased $122 from $2,464 at year-end 2005. Changes in debt included the issuance in August 2006 of $250 of floating notes due 2009, the repayment of $244 of notes and debentures in 2006, and a $96 increase in short-term debt. The net-debt-to-capital ratio was 30.5% at the end of 2006 compared to 36.0% at year-end 2005. The improvement in this ratio was primarily due to the increase in Shareholders' equity of $328 and the $327 decrease in net debt (total debt less cash and short-term investments) largely due to the increase in cash and short-term investments of $449. The increase in Shareholders' equity was due to net income in 2006 of $950. This increase was partially offset by the repurchase of 5.286 million Common Shares in 2006 at a total cost of $386; the recognition at year-end 2006 of $282 of after-tax adjustments for pensions and other post-retirement benefits due to the adoption of Statement of Financial Accounting Standards No. 158; and cash dividends of $220 paid during 2006.

In September 2006, Eaton entered into a new $500 long-term revolving credit facility, which will expire in August 2011. Eaton has long-term revolving credit facilities of $1.5 billion, of which $300 will expire in May 2008, $700 in March 2010 and the remaining $500 in August 2011, as described above.

On July 19, 2006 Moody's Investors Service changed its outlook on Eaton to stable from negative. Moody's awarded Eaton a long-term rating of "A2". In June 2005, Standard & Poor's raised the Company's corporate credit rating to "A" from "A-minus" and its commercial paper rating to "A-1" from "A-2".

On January 22, 2007, Eaton announced that it was increasing the quarterly dividend on its Common Shares by 10%, from $.39 per share to $.43 per share, effective for the February 2007 dividend. This increase is in addition to the increase announced in July 2006, when the Company raised the quarterly dividend on its Common Shares by 11%, from $.35 per share to $.39 per share, effective with the August 2006 dividend, and the 13% increase in the dividend, from $.31 per share to $.35 per share, which was announced in January 2006.

On January 22, 2007, Eaton announced that it was authorizing a new 10 million Common Share repurchase program, replacing the 1.3 million shares remaining from the 10 million share repurchase authorization approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, share price, capital levels and other considerations. Under the April 2005 authorization, 5.286 million shares were repurchased in the open market in 2006 at a total cost of $386.

As of December 31, 2006, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS No. 158 requires employers to recognize on their balance sheets the net amount by which pension and other postretirement benefit plan obligations are overfunded or underfunded. This new requirement replaces SFAS No. 87's requirement to report a minimum pension liability measured as the excess of the accumulated benefit obligations over the fair value of plan assets. Under SFAS No. 158, employers are required to recognize all actuarial gains and losses, prior service costs, and any remaining transition amounts from the initial application of SFAS Nos. 87 and 106 when recognizing the plans' funded status, with an increase in accumulated other comprehensive loss in shareholders' equity. The effect on Eaton of applying SFAS No. 158 on the consolidated balance sheet at December 31, 2006 was an increase in the liability for pensions of $248 ($163 after-tax) and an increase in the liability for postretirement benefits other than pensions of $238 ($119 after-tax). These adjustments increased Accumulated other comprehensive loss in Shareholders' equity by a combined amount of $282, reducing total Shareholders' equity by a like amount. This change in accounting is further explained in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

The Pension Protection Act of 2006 (the Act) was signed on August 17, 2006. The Act establishes new minimum funding standards that become effective in 2008. Under the new law, a plan's funding shortfall (the amount the funding target exceeds the actuarial value of assets) will be amortized over seven years, and the minimum required contribution will be the sum of the target normal cost and the amortization charge. Eaton cannot reasonably estimate the funding status in future periods as it is dependent on the interest rates used to determine the funding target and the future return on assets. Eaton has made voluntary contributions to its United States pension plan of $50, $100, and $150 in 2005, 2006, and 2007 respectively. Future minimum required contributions are expected to be within a similar range.

OUTLOOK FOR 2007

As Eaton surveyed its end markets for its business segments in mid-January 2007, it expected an overall decline of approximately 3.5% for full year 2007, primarily as a result of the expected dramatic decrease in the NAFTA heavy-duty truck market. This is roughly 1.5% lower growth in end markets than had been expected one year ago, as the Company now sees the slowdown in the overall manufacturing sector experienced in the second half of 2006 extending into the early portion of 2007. Eaton expects to outgrow end markets in 2007 by approximately $200, and to record approximately $300 of additional sales in 2007 from the full-year impact of the six acquisitions completed in 2006, and the two acquisitions announced in December 2006 and January 2007, but not yet completed. As a result of the expected decline in end markets in 2007 being offset by additional sales in 2007 from out-growing end markets and from acquisitions of businesses, the Company anticipates sales in 2007 will be flat compared to 2006.

For 2007, in the Electrical segment, Eaton expects markets to grow 4%, with growth in the nonresidential markets offsetting a decline in the residential market. Operating margins are expected to improve as a result of the additional volume, a reduced impact from commodity costs, and the benefits from the Excel 07 actions taken in 2006. For Fluid Power, the Company expects growth in the construction equipment markets to be lower than in 2006, while agricultural equipment markets are expected to grow for the first time in three years. Industrial markets are likely to post lower growth than in 2006. Growth in the commercial aerospace market is expected to be solid, while defense aerospace markets are expected to post modest growth. In total, the Company believes the Fluid Power markets will grow 4% in 2007. Fluid Power operating margins are expected to improve in 2007 as a result of the additional volume and the benefits from the Excel 07 actions taken in 2006. In the Truck segment, Eaton expects that production of NAFTA heavy-duty trucks in 2007 will be between 205,000 and 210,000 units, down approximately 44% from 2006. Truck operating margins will be lower due to the expected reduction in the end market for heavy-duty trucks in NAFTA, but the benefits from the Excel 07 actions taken in 2006 will help to cushion the overall sales reduction. For the Automotive segment, NAFTA automotive production is expected to weaken, and production in Europe is expected to be flat. Margins for the Automotive segment are expected to improve as a result of the substantial benefits from the Excel 07 actions taken in 2006.

The significant restructuring of operations in 2006 resulting from the Excel 07 program is expected to offset much of the effect on net income in 2007 from the expected overall decline in end markets. Eaton believes the benefit to net income in 2007 now expected from the Excel 07 program will be $.60 per Common Share, double the target announced when the program was started in January 2006. With the Excel 07 program completed at the end of 2006, the Company believes its operations are well positioned for the balance of the decade.

Eaton's guidance for net income per Common Share for full year 2007 is $6.05 to $6.25, after charges to integrate recent acquisitions and joint ventures of $.25 per share. For the first quarter of 2007, the Company anticipates net income per Common Share of $1.30 to $1.40, after acquisition integration charges of $.05 per share.

FORWARD-LOOKING STATEMENTS

This Annual Report to Shareholders contains forward-looking statements concerning Eaton's first quarter 2007 and full year 2007 net income per Common Share, worldwide markets, growth in relation to end markets, growth from acquisitions and joint ventures, and the benefits from Excel 07. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

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

IMPAIRMENT OF GOODWILL & OTHER LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" provides that goodwill and indefinite life intangible assets must be reviewed for impairment, in accordance with the specified methodology. Further, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2006, Eaton completed the annual impairment tests for goodwill and indefinite life intangible assets as required by SFAS No. 142. These tests confirmed that the fair value of the Company's reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized. Goodwill and other intangible assets totaled $4.0 billion at the end of 2006 and represented 35% of total assets. These assets resulted primarily from the $1.6 billion acquisition of Aeroquip-Vickers, Inc., a mobile and industrial hydraulics business, in 1999; the $1.1 billion acquisition of the electrical distribution and controls business unit of Westinghouse in 1994; and the $573 acquisition of Powerware Corporation, the electrical uninterruptable power systems business, in 2004. These businesses, as well as many of the Company's other recent business acquisitions, have a long history of operating success and profitability and hold significant market positions in the majority of their product lines. Their products are not subject to rapid technological or functional obsolescence. These factors, coupled with continuous strong product demand, support the recorded values of the goodwill and intangible assets related to acquired businesses.

Long-lived assets, other than goodwill and indefinite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

INCOME TAX ASSETS & LIABILITIES

Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities, and for certain United States income tax credit carryforwards. Recorded deferred income tax assets and liabilities are described in detail in "Income Taxes" in the Notes to the Consolidated Financial Statements. Significant factors considered by management in the determination of the probability of the realization of deferred tax assets include historical operating results, expectations of future earnings and taxable income, and the extended period of time over which certain temporary differences will reverse. A valuation allowance of $221 has been recognized for deferred tax assets, because management believes there is a low probability of the realization of deferred tax assets related to certain United States Federal income tax credit carryforwards, most United States state and local income tax loss carryforwards and tax credit carryforwards, and tax loss carryforwards at certain international operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which Eaton will adopt in first quarter 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of income tax positions taken, or expected to be taken, in an income tax return. FIN No. 48 also changes the disclosure standards for income taxes. Eaton's historical policy has consistently been to enter into tax planning strategies only if it is more likely than not that the benefit would be sustained upon audit. For example, the Company does not enter into any of the Internal Revenue Service (IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4. Consequently, the Company does not expect the adoption of FIN No. 48 to result in the recording of a material cumulative effect of a change in the accounting principle.

PENSION & OTHER POSTRETIREMENT BENEFIT PLANS

The measurement of liabilities related to pension plans and other postretirement benefit plans is based on management's assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. Actual pension plan asset performance will either reduce or increase pension losses included in accumulated other comprehensive loss, which ultimately affects net income.

The discount rate for United States plans was determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, which was designed to match the discounted expected benefit payments. The bond data (rated Aa or better by Moody's Investor Services) was obtained from Bloomberg. Callable bonds with explicit call schedules were excluded and bonds with "make-whole" call provisions were included. In addition, a portion of the bonds were deemed outliers and excluded from consideration.

The discount rates for non-United States plans are appropriate for each region and are based on high quality long-term corporate and government bonds. Consideration has been given to the duration of the liabilities in each plan for selecting the bonds to be used in determining the discount rate.

At the end of 2006, certain key assumptions used to calculate pension and other postretirement benefit expense were adjusted, including the lowering of the assumed return on pension plan assets from 8.35% to 8.31% and the discount rate from 5.51% to 5.39%. At the end of 2005, the assumed return on pension plan assets was lowered from 8.41% to 8.35%, and the discount rate from 5.81% to 5.51%. At the end of 2004, the assumed return on pension plan assets was lowered from 8.50% to 8.41% and the discount rate from 6.11% to 5.81%.

The changes in these assumptions in 2005 and 2004 resulted in increased pretax pension and postretirement benefit expense of $66 in 2006 compared to 2005. These changes increased pretax pension and other postretirement benefit expense $55 in 2005 compared to 2004. Pretax pension and other postretirement benefit expense are expected to be flat in 2007 compared to 2006.

A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $24 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $44 effect on pension expense. A 1-percentage point change in the discount rate is estimated to have approximately a $1 effect on expense for other postretirement benefit plans. Additional information related to changes in key assumptions used to recognize expense for other postretirement benefit plans is found in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

As of December 31, 2006, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS No. 158 requires employers to recognize on their balance sheets the net amount by which pension and other postretirement benefit plan obligations are overfunded or underfunded. This change in accounting is further explained in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

PROTECTION OF THE ENVIRONMENT

As a result of past operations, Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites.

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated (without discounting) the costs of remediation, which will be incurred over a period of several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2006, the balance sheet included a liability for these costs of $64. All of these estimates are forward-looking statements and, given the inherent uncertainties in evaluating environmental exposures, actual results can differ from these estimates.

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

STOCK OPTIONS GRANTED TO EMPLOYEES & DIRECTORS

Effective January 1, 2006, in accordance with SFAS No. 123(R), "Share-Based Payment", Eaton began to record compensation expense under the "fair-value-based" method of accounting for stock options granted to employees and directors. The Company adopted SFAS No. 123(R) using the "modified prospective application" method and, consequently, financial results for periods prior to 2006 were not restated for this accounting change. This change in accounting is further explained in "Stock Options" in the Notes to the Consolidated Financial Statements.

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

Interest rate risk can be measured by calculating the near-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. A 100 basis point increase in short-term interest rates would increase the Company's net, pretax interest expense by approximately $15.

Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company's financial liabilities would change as a result of movements in interest rates. Based on a hypothetical, immediate 100 basis point decrease in interest rates at December 31, 2006, the market value of the Company's debt and interest rate swap portfolio, in aggregate, would increase by $137.

Foreign currency risk is the risk that Eaton will incur economic losses due to adverse changes in foreign currency exchange rates. The Company mitigates foreign currency risk by funding some investments in foreign markets through local currency financings. Such non-U.S. Dollar debt was $701 at December 31, 2006. To augment Eaton's non-U.S. Dollar debt portfolio, the Company also enters into forward foreign exchange contracts and foreign currency swaps from time to time to mitigate the risk of economic loss in its foreign investments due to adverse changes in exchange rates. At December 31, 2006, the aggregate balance of such contracts was $169. Eaton also monitors exposure to transactions denominated in currencies other than the functional currency of each country in which the Company operates, and periodically enters into forward contracts to mitigate that exposure. In the aggregate, Eaton's portfolio of forward contracts related to such transactions was not material to its financial position, results of operations or cash flows during 2006.

Other than the above noted debt and financial derivative arrangements, there were no material derivative instrument transactions in place or undertaken during 2006.

A summary of contractual obligations as of December 31, 2006 follows:

                                        Payments due by period
                                ---------------------------------------
                                         2008    2010
                                          to      to     After
                                 2007    2009    2011    2011     Total
                                ------   -----   ----   ------   ------
Long-term debt                  $  322   $401    $  7   $1,366   $2,096
Interest expense related to
   long-term debt                  106    196     174      968    1,444
Reduction of interest
   expense from interest rate
   swap agreements related
   to long-term debt                (3)    (3)     (5)     (57)     (68)
Operating leases                    87    120      67       49      323
Purchase obligations               412    171      43       20      646
Other long-term liabilities        225     26      25       34      310
                                ------   ----    ----   ------   ------
                                $1,149   $911    $311   $2,380   $4,751
                                ======   ====    ====   ======   ======

Long-term debt includes obligations under capital leases, which are not material. Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate related to the debt instrument, at December 31, 2006. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap, at December 31, 2006. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders and commitments under ongoing service arrangements. Other long-term liabilities include $214 of contributions to pension plans in 2007 and $96 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date. The table above does not include future expected pension benefit payments or expected other postretirement benefit payments for each of the next five years and the five years thereafter. Information related to the amounts of these future payments is described in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS - 2005 COMPARED TO 2004

                                  2005     2004    Increase
                                -------   ------   --------
Continuing operations
   Net sales                    $11,019   $9,712       13%
   Gross profit                   3,083    2,710       14%
      Percent of net sales         28.0%    27.9%
   Income before income taxes       988      768       29%
   Income after income taxes    $   799   $  640       25%
Income from discontinued
   operations, net of income
   taxes                              6        8
                                -------   ------
Net income                      $   805   $  648       24%
                                =======   ======
Net income per Common Share
   assuming dilution
   Continuing operations        $  5.19   $ 4.07       28%
   Discontinued operations          .04      .06
                                -------   ------
                                $  5.23   $ 4.13       27%
                                =======   ======

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

Gross profit increased 14% in 2005, primarily due to sales growth, the benefits of integrating acquired businesses, continued productivity improvements driven by the Eaton Business System (EBS), and the full-year effect of the acquisition of Powerware. Improved gross profit in 2005 was also partially due to reduced acquisition integration charges in 2005, which were $36 compared to $41 in 2004. These increases in gross profit were partially offset by higher pension costs and higher prices paid, primarily for basic metals, in 2005.

RESULTS BY GEOGRAPHIC REGION


                                               Segment operating profit     Operating
                         Net sales            --------------------------      margin
                ---------------------------                    Increase    -----------
                  2005     2004    Increase    2005    2004   (Decrease)   2005   2004
                -------   ------   --------   ------   ----   ----------   ----   ----
United States   $ 7,666   $6,806      13%     $1,018   $778       31%      13.3%  11.4%
Canada              315      261      21%         48     37       30%      15.2%  14.2%
Europe            2,084    1,922       8%        110    138      (20%)      5.3%   7.2%
Latin America     1,036      774      34%        136    107       27%      13.1%  13.8%
Asia/Pacific        797      679      17%         80     79        1%      10.0%  11.6%
Eliminations       (879)    (730)
                -------   ------
                $11,019   $9,712      13%
                =======   ======

Growth in sales in the United States of 13% was due to higher sales in Electrical, which included the full-year effect of the acquisition of Powerware; sharply higher sales in Truck due to strong end market demand; and, to a lesser extent, increased sales in Fluid Power from acquisitions completed in second half of 2005, including the aerospace division of PerkinElmer, Inc., the aerospace fluid and air division of Cobham plc, and the industrial filtration business of Hayward Industries, Inc. These increases in sales were partially offset by a sales reduction in Automotive. The 31% increase in operating profit in the United States was primarily the result of strong sales in Truck; higher profit of Electrical, including the full-year effect of the acquisition of Powerware; the benefits of integrating acquired businesses; and, to a lesser extent, increased profit of Fluid Power and Automotive.

In Canada, growth of 21% in sales and 30% in operating profit were due to the full-year effect of the acquisition of Powerware and improved results in other Electrical businesses.

Sales growth in Europe of 8% was due to higher sales in Electrical, largely the result of the full-year effect of the acquisition of Powerware; to a lesser extent, growth in Fluid Power, which included sales of the aerospace fluid and air division of Cobham plc; and growth in Automotive and Truck. Lower operating profit of 20% in Europe was primarily the result of a significant reduction in revenues in Fluid Power's automotive fluid connectors business, and reduced profit of Automotive, which included costs incurred in the fourth quarter to start-up new facilities in Eastern Europe.

In Latin America, growth of 34% in sales and 27% in operating profit were largely due to significantly higher sales in Truck, which included the Pigozzi agricultural powertrain business acquired in March 2005; to a lesser extent, higher sales in Electrical, including the full-year effect of the acquisition of Powerware; and sales growth in Automotive, which included the Morestana hydraulic lifters business acquired in June 2005.

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

OTHER RESULTS OF OPERATIONS

In 2005 and 2004, Eaton incurred acquisition integration charges related to the integration of primarily the following acquisitions: Powerware, the electrical power systems business acquired in June 2004; the electrical division of Delta plc; several acquisitions in Fluid Power, including Winner, Walterscheid, and Boston Weatherhead; the Pigozzi agricultural powertrain business; and the Morestana automotive lifter business. A summary of these charges follows:

                    2005  2004
                    ----  ----
Electrical          $ 21  $ 33
Fluid Power            7     8
Truck                  4
Automotive             4
                    ----  ----
Pretax charges      $ 36  $ 41
                    ====  ====
After-tax charges   $ 24  $ 27
Per Common Share    $.15  $.17

Acquisition integration charges in 2005 included $17 for the United States, $7 for Europe, $4 for Latin America and $8 for Asia/Pacific. Charges in 2004 included $22 for the United States, $18 for Europe and $1 for Asia/Pacific. These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment or were included in Other corporate expense-net, as appropriate.

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

The effective income tax rate for 2005 was 19.1% compared to 16.7% for 2004. The lower rate in 2004 was primarily due to an income tax benefit of $30 resulting from the favorable resolution in the fourth quarter of 2004 of multiple international and U.S. income tax issues. In fourth quarter 2005, Eaton recorded income tax expense of $3 for the repatriation of $66 of foreign earnings under the American Jobs Creation Act of 2004. This distribution did not change the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries and, therefore, no U.S. income tax provision has been recorded on the remaining amount of unremitted earnings. The change in the effective income tax rate in 2005 compared to 2004 is further explained in "Income Taxes" in the Notes to the Consolidated Financial Statements.

Net income and net income per Common Share assuming dilution for 2005 were new records for Eaton, increasing 24% and 27%, respectively, over 2004. These improvements were primarily due to sales growth and other factors described above. These improvements leading to the increase in net income were partially offset by higher interest expense and a higher effective income tax rate in 2005. The increase in earnings per share also reflected lower average shares outstanding for periods in 2005 compared to 2004, due to the repurchase of 7.015 million shares in 2005, at a total cost of $450.

RESULTS BY BUSINESS SEGMENT

ELECTRICAL

                    2005     2004    Increase
                   ------   ------   --------
Net sales          $3,758   $3,072      22%
Operating profit      375      243      54%
Operating margin     10.0%     7.9%

Sales of the Electrical segment grew 22% in 2005. Of the 22% sales increase, 11% was from acquisitions, 10% was due to volume growth, and 1% from foreign exchange rates. Acquisitions included the Powerware electrical power systems business acquired on June 9, 2004. Operating results for 2005 and 2004 include the results of Powerware from the date of acquisition. Volume growth of 10% in 2005 was driven by growth in end markets of approximately 6% and sales above end-market growth of an additional 4%.

Operating profit rose 54% in 2005. The increase was largely due to growth in sales, continued productivity improvements, the full-year effect of the acquisition of Powerware, benefits of integrating Powerware, and favorable product mix. These improvements in operating profit were partially offset by higher prices paid, primarily for basic metals. The operating margin on overall sales growth was 19%. Increased sales from acquisitions generated a 6% operating margin. Increased sales from organic growth generated a 29% operating margin. The improved operating margin in 2005 also reflected reduced acquisition integration charges in 2005. Acquisition integration charges in 2005 were $21 compared to $33 in 2004, reducing operating margins by 0.6% in 2005 and 1.1% in 2004, and reducing the incremental profit margin by 1.7%. Acquisition integration charges in 2005 and 2004 related primarily to the integration of Powerware as well as the electrical division of Delta plc acquired in January 2003.

On October 11, 2005, Eaton acquired the assets of one of its suppliers, Pringle Electrical Manufacturing Company. This business manufactures bolted contact switches and other specialty switches and had sales of $6 in 2004, with one-third of these sales to Eaton.

On June 17, 2005, Eaton signed an agreement to form a joint venture with Zhongshan Ming Yang Electrical Appliances Co., Ltd. to manufacture and market switchgear components in southern China. Eaton has 51% ownership of the joint venture, which is called Eaton Electrical (Zhongshan) Co., Ltd. The joint venture began operations in third quarter 2005.

On June 9, 2004, Eaton acquired Powerware Corporation, the power systems business of Invensys plc, for a final cash purchase price of $573, less cash acquired of $27. Powerware, based in Raleigh, North Carolina, is a supplier of Uninterruptible Power Systems (UPS), DC Power products and power quality services that had sales of $775 for the year ended March 31, 2004. Powerware has operations in the United States, Canada, Europe, South America and Asia/Pacific that provide products and services utilized by computer manufacturers, industrial companies, governments, telecommunications firms, medical institutions, data centers and other businesses.

FLUID POWER

                    2005     2004    Increase
                   ------   ------   --------
Net sales          $3,240   $3,098       5%
Operating profit      339      338      --
Operating margin     10.5%    10.9%

Sales of the Fluid Power segment grew 5% in 2005. The increase in sales in 2005 over 2004 was due to acquisitions of businesses in 2005 and 2004 contributing 5%, with growth in end markets contributing another 3%, driven by strength in end markets for hydraulics and commercial aerospace, partially offset by weakness in end markets for defense aerospace and automotive fluid connectors. Sales in 2005 also reflected a significant sales decrease in the automotive fluid connector business reflecting the impact of expiring programs. Acquisitions in 2005 included the following businesses, which are described below: the aerospace operations of PerkinElmer, Inc. and the aerospace fluid and air division of Cobham plc; the industrial filtration business of Hayward Industries, Inc.; and the hydraulic hose fittings and adapters business in China of Winner Group Holdings Ltd. The sales increase also reflected the full-year effect of the acquisition of Walterscheid, a German manufacturer of hydraulic tube connectors and fittings, in September 2004. Growth in Fluid Power markets during 2005 was mixed, with global hydraulics shipments up 8%, commercial aerospace markets up 10%, defense aerospace markets down 7%, and European automotive production down 2%. Growth in the mobile and industrial hydraulics markets in 2005 slowed from 2004. In particular, agricultural equipment sales were sluggish due to a combination of drought conditions and reductions in farm income in several markets around the world.

Operating margins were helped by the operating profit of acquired businesses, which generated incremental profit of 13% on the sales contributed, benefits of restructuring actions to integrate acquired businesses, and continued productivity improvements. Operating profit and margins were also affected by the significant reduction in revenues in the automotive fluid connectors business, which had a 26% reduction in operating profit on the lost volume. Additional program costs within the aerospace business, sluggish demand in the agricultural equipment sector, and higher prices paid, primarily for basic metals, also contributed to the lower operating margin. Acquisition integration charges in 2005 related to acquired businesses were $7 compared to $8 in 2004, reducing operating margins by 0.2% in 2005 and 0.3% in 2004. These acquisition integration charges related to the integration of recent acquisitions including Winner, Walterscheid acquired in September 2004, and Boston Weatherhead acquired in November 2002.

On December 6, 2005, Eaton acquired the aerospace division of PerkinElmer, Inc., which is a provider of sealing and pneumatic systems for large commercial aircraft and regional jets. This business had sales of $150 for the 12 months ended June 30, 2005.

On November 1, 2005, the Company acquired the aerospace fluid and air division of Cobham plc. This business provides low-pressure airframe fuel systems, electro-mechanical actuation, air ducting, hydraulic and power generation, and fluid distribution systems for fuel, hydraulics and air. This business had sales of $210 in 2004.

On September 6, 2005, the industrial filtration business of Hayward Industries, Inc. was acquired. Hayward produces filtration systems for industrial and commercial customers. This business had sales of $100 for the 12 months ended June 30, 2005.

On March 31, 2005, Eaton acquired Winner Group Holdings Ltd., a producer of hydraulic hose fittings and adapters for the Chinese market. This business had sales of $26 in 2004.

TRUCK

                    2005     2004    Increase
                   ------   ------   --------
Net sales          $2,288   $1,800      27%
Operating profit      453      329      38%
Operating margin     19.8%    18.3%

Sales of the Truck segment grew 27% in 2005. Of the 27% sales increase in 2005, 21% was due to organic growth, 5% from foreign exchange rates, and 1% from the acquisition of Pigozzi, as described below. Organic growth was attributable to strong end-market demand, primarily in NAFTA heavy-duty truck production, which rose 27% in 2005 to 341,000 units. Other markets also grew in 2005, with NAFTA medium-duty truck production increasing 16% in 2005 compared to 2004, European truck production increasing 7%, and Brazilian vehicle production increasing 10%.

Operating profit grew 38% in 2005. The incremental profit margin on the increased sales volume was 25%, partly reflecting the benefits of productivity improvements. These improvements in operating margin were offset by higher prices paid, primarily for basic metals. Operating profit in 2005 was also reduced by 0.2% due to acquisition integration charges of $4 related to the integration of Pigozzi.

On March 1, 2005, Pigozzi S.A. Engrenagens e Transmissoes, a Brazilian agricultural powertrain business that produces transmissions, rotors and other drivetrain components, was acquired. This business had sales of $42 in 2004.

AUTOMOTIVE

                    2005     2004    (Decrease)
                   ------   ------   ----------
Net sales          $1,733   $1,742      (1)%
Operating profit      225      229      (2)%
Operating margin     13.0%    13.1%

Sales of the Automotive segment decreased 1% in 2005. The reduction in sales reflected sales volume that was lower by 2% in 2005, offset by a 1% increase due to foreign exchange rates. Automotive production in 2005 for NAFTA was flat compared to 2004, and in Europe decreased 2% from 2004. The change in sales also reflected additional sales volume from the acquisitions in 2005 of Tractech Holdings, Inc. and Morestana S.A. de C.V, as described below.

The 2% decrease in operating profit in 2005 resulted from the reduction in sales in 2005, costs incurred to start-up new facilities in Eastern Europe and to exit a product line, and $4 of acquisition integration charges related to the acquisition of Morestana described below. Operating profit in 2005 was helped by continued productivity improvements, but was also hurt by higher prices paid, primarily for basic metals. Acquisition integration charges related to the integration of Morestana reduced operating margin by 0.2% in 2005.

On August 17, 2005, Tractech Holdings, Inc., a manufacturer of specialized differentials and clutch components for the commercial and specialty vehicle markets, was acquired. This business had sales of $43 in 2004.

On June 30, 2005, Morestana S.A. de C.V., a Mexican producer of hydraulic lifters for automotive engine manufacturers and the automotive aftermarket, was acquired. This business had sales of $13 in 2004.

CORPORATE

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

Other corporate expense-net in 2005 was $159 compared to $186 for 2004. The reduction was largely attributable to a charge of $13 for contributions to the Eaton Charitable Fund that was recorded in 2004, with no similar expense in 2005.

TEN-YEAR CONSOLIDATED FINANCIAL SUMMARY

(Millions except for per share data)      2006      2005     2004     2003     2002     2001     2000     1999     1998     1997
                                        -------   -------   ------   ------   ------   ------   ------   ------   ------   ------
Continuing operations
   Net sales                            $12,370   $11,019   $9,712   $7,966   $7,123   $7,207   $8,219   $7,915   $6,276   $7,019
   Income before income taxes               989       988      768      492      384      262      537      929      602      713
   Income after income taxes            $   912   $   799   $  640   $  375   $  271   $  158   $  353   $  593   $  421   $  515
      Percent of net sales                  7.4%      7.3%     6.6%     4.7%     3.8%     2.2%     4.3%     7.5%     6.7%     7.3%
Extraordinary item - redemption of
   debentures                                                                                                                 (54)
Income (loss) from discontinued
   operations, net of income taxes           38         6        8       11       10       11      100       24      (72)     (51)
                                        -------   -------   ------   ------   ------   ------   ------   ------   ------   ------
Net income                              $   950   $   805   $  648   $  386   $  281   $  169   $  453   $  617   $  349   $  410
                                        =======   =======   ======   ======   ======   ======   ======   ======   ======   ======
Net income per Common Share assuming
   dilution
      Continuing operations             $  5.97   $  5.19   $ 4.07   $ 2.49   $ 1.89   $ 1.12   $ 2.43   $ 4.02   $ 2.90   $ 3.29
      Extraordinary item                                                                                                     (.35)
      Discontinued operations               .25       .04      .06      .07      .07      .08      .69      .16     (.50)    (.32)
                                        -------   -------   ------   ------   ------   ------   ------   ------   ------   ------
                                        $  6.22   $  5.23   $ 4.13   $ 2.56   $ 1.96   $ 1.20   $ 3.12   $ 4.18   $ 2.40   $ 2.62
                                        =======   =======   ======   ======   ======   ======   ======   ======   ======   ======
Average number of Common Shares
   outstanding assuming dilution          152.9     154.0    157.1    150.5    143.4    141.0    145.2    147.4    145.4    156.4

Net income per Common Share basic
   Continuing operations                $  6.07   $  5.32   $ 4.18   $ 2.54   $ 1.92   $ 1.14   $ 2.46   $ 4.09   $ 2.95   $ 3.35
   Extraordinary item                                                                                                        (.35)
   Discontinued operations                  .25       .04      .06      .07      .07      .08      .70      .17     (.50)    (.33)
                                        -------   -------   ------   ------   ------   ------   ------   ------   ------   ------
                                        $  6.32   $  5.36   $ 4.24   $ 2.61   $ 1.99   $ 1.22   $ 3.16   $ 4.26   $ 2.45   $ 2.67
                                        =======   =======   ======   ======   ======   ======   ======   ======   ======   ======
Average number of Common Shares
   outstanding basic                      150.2     150.2    153.1    147.9    141.2    138.8    143.6    145.0    142.8    153.6

Cash dividends paid per Common Share    $  1.48   $  1.24   $ 1.08   $  .92   $  .88   $  .88   $  .88   $  .88   $  .88   $  .86

                                        -------   -------   ------   ------   ------   ------   ------   ------   ------   ------
Total assets                            $11,417   $10,218   $9,075   $8,223   $7,138   $7,646   $8,180   $8,342   $5,570   $5,497
Long-term debt                            1,774     1,830    1,734    1,651    1,887    2,252    2,447    1,915    1,191    1,272
Total debt                                2,586     2,464    1,773    1,953    2,088    2,440    3,004    2,885    1,524    1,376
Shareholders' equity                      4,106     3,778    3,606    3,117    2,302    2,475    2,410    2,624    2,057    2,071
Shareholders' equity per Common Share   $ 28.07   $ 25.44   $23.52   $20.37   $16.30   $17.80   $17.64   $17.72   $14.34   $13.86
Common Shares outstanding
                                          146.3     148.5    153.3    153.0    141.2    139.0    136.6    148.0    143.4    149.4

QUARTERLY DATA

                                                Quarter ended in 2006                     Quarter ended in 2005
                                       ---------------------------------------   ---------------------------------------
(Millions except for per share data)   Dec. 31   Sept. 30   June 30   March 31   Dec. 31   Sept. 30   June 30   March 31
                                       -------   --------   -------   --------   -------   --------   -------   --------
Continuing operations
   Net sales                           $3,102     $3,115    $3,162     $2,991    $2,817     $2,767    $2,808     $2,627
   Gross profit                           802        802       874        842       775        784       788        736
      Percent of net sales               25.9%      25.8%     27.6%      28.2%     27.5%      28.3%     28.1%      28.0%
   Income before income taxes             239        225       274        251       246        247       262        233
   Income after income taxes           $  241     $  213    $  252     $  206    $  211     $  197    $  207     $  184
Income (loss) from discontinued
   operations, net of income taxes                    35         1          2        (1)         2         2          3
                                       ------     ------    ------     ------    ------     ------    ------     ------
Net income                             $  241     $  248    $  253     $  208    $  210     $  199    $  209     $  187
                                       ======     ======    ======     ======    ======     ======    ======     ======
Net income per Common Share assuming
   dilution
   Continuing operations               $ 1.59     $ 1.39    $ 1.63     $ 1.35    $ 1.39     $ 1.29    $ 1.35     $ 1.17
   Discontinued operations                           .23       .01        .01      (.01)       .01       .02        .02
                                       ------     ------    ------     ------    ------     ------    ------     ------
                                       $ 1.59     $ 1.62    $ 1.64     $ 1.36    $ 1.38     $ 1.30    $ 1.37     $ 1.19
                                       ======     ======    ======     ======    ======     ======    ======     ======
Net income per Common Share basic
   Continuing operations               $ 1.62     $ 1.42    $ 1.66     $ 1.37    $ 1.42     $ 1.32    $ 1.38     $ 1.20
   Discontinued operations                           .23       .01        .01      (.01)       .01       .02        .02
                                       ------     ------    ------     ------    ------     ------    ------     ------
                                       $ 1.62     $ 1.65    $ 1.67     $ 1.38    $ 1.41     $ 1.33    $ 1.40     $ 1.22
                                       ======     ======    ======     ======    ======     ======    ======     ======
Cash dividends paid per Common Share   $  .39     $  .39    $  .35     $  .35    $  .31     $  .31    $  .31     $  .31
Market price per Common Share
   High                                $78.38     $74.86    $78.89     $73.29    $67.82     $67.55    $65.04     $71.13
   Low                                  69.53      63.00     69.80      64.48     56.68      60.13     57.55      64.17

Earnings per Common Share for the four quarters in a year may not equal full-year earnings per share.

                                Eaton Corporation
                         2006 Annual Report on Form 10-K
                                  Exhibit Index

Exhibits

     3(i) Amended Articles of Incorporation (amended and restated April 27,
          1994) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     3(ii) Amended Regulations (amended and restated April 26, 2000) -
          Incorporated by reference to the Form 10-Q Report for the six months ended June 30, 2000

     4(a) Instruments defining rights of security holders, including indentures
          (Pursuant to Regulation S-K Item 601(b)(4), the Company agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

     10   Material contracts

          (a) Master Purchase and Sale Agreement by and between PerkinElmer, Inc. and Eaton Corporation dated October 6, 2005 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

          (b) Purchase Agreement between V.G.A.T. Investors, LLC and Eaton Corporation dated as of December 24, 2006 - Filed in conjunction with this Form 10-K Report

          (c)  Executive Incentive Compensation Plan (effective January 1, 2005)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

          (d) 2005 Non-Employee Director Fee Deferral Plan (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (e)  Deferred Incentive Compensation Plan II (effective January 1,
               2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (f) Excess Benefits Plan II (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (g)  Incentive Compensation Deferral Plan II (effective January 1,
               2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (h) Limited Eaton Service Supplemental Retirement Income Plan II (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (i) Supplemental Benefits Plan II (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (j) Form of Restricted Share Award Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (k) Form of Stock Option Agreement for Executives - Filed in conjunction with this Form 10-K Report

          (l) Form of Stock Option Agreement for Non-Employee Directors - Incorporated by reference to the Form 8-K Report filed January 26, 2007

          (m) 2004 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

          (n) Amendment to the Plan (originally adopted in 1985) for the Deferred Payment of Directors' Fees (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2004

          (o) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002, and February 24, 2004) - Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2004

          (p) Limited Eaton Service Supplemental Retirement Income Plan (amended and restated January 1, 2003) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (q) Vehicle Allowance Program (effective January 1, 2003) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2003

          (r) 2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

          (s) 1996 Non-Employee Director Fee Deferral Plan (amended and restated effective January 1, 2005) - Filed in conjunction with this Form 10-K Report

          (t) Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (u) Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (v) Form of Indemnification Agreement entered into with directors of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed January 26, 2007

          (w) Executive Strategic Incentive Plan I (amended and restated January 1, 2007) - Filed in conjunction with this Form 10-K Report

          (x)  Executive Strategic Incentive Plan II (effective January 1, 2001)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (y) Deferred Incentive Compensation Plan (amended and restated March 31, 2000) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

          (z) 1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

          (aa) Incentive Compensation Deferral Plan (amended and restated October 1, 1997) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

          (bb) Trust Agreement - Officers and Employees (dated December 6, 1996)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (cc) Trust Agreement - Outside Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (dd) 1995 Stock Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (ee) Group Replacement Insurance Plan (GRIP) (effective June 1, 1992)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

          (ff) 1991 Stock Option Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (gg) Excess Benefits Plan (amended and restated effective January 1,
               1989) (with respect to Section 415 limitations of the Internal Revenue Code) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (hh) Supplemental Benefits Plan (amended and restated January 1, 1989) (which provides supplemental retirement benefits) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     12 Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report

     14 Code of Ethics - Incorporated by reference to the definitive Proxy Statement to be filed on or about March 16, 2007

     21 Subsidiaries of Eaton Corporation - Filed in conjunction with this Form 10-K Report

     23 Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report

     24   Power of Attorney - Filed in conjunction with this Form 10-K Report

     31.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report

     31.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report

     32.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report

     32.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report