Form 10-K/A
period 2006-12-31
EATON CORP
filed 2007-03-26
CIK 31277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


                 Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2006
                      ------------------------------------

                          Commission file number 1-1396
                          -----------------------------


                                EATON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Ohio                                                 34-0196300
           -------------------------------                      -----------------------------------
           (State or other jurisdiction of                      (IRS Employer Identification Number)
           incorporation or organization)

                    Eaton Center
                   Cleveland, Ohio                                           44114-2584
      ----------------------------------------                  -----------------------------------
      (Address of principal executive offices)                               (Zip code)



                                 (216) 523-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



          Securities registered pursuant to Section 12(b) of the Act:


                                                                          Name of each exchange on
                 Title of each class                                          which registered
            -----------------------------                             -------------------------------
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

As of January 31, 2007, there were 146.2 million Common Shares outstanding.


                                EXPLANATORY NOTE
                                ----------------

Eaton Corporation is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007 (the "Original Report"), solely for the purpose of adding the conformed signatures of its directors to Exhibit 24, the Power of Attorney. Due to oversight, the signatures of the directors were not transposed from the originally executed Power of Attorney to the copy actually filed with the EDGAR version of the Original Report. Accordingly, a corrected Exhibit 24 is filed herewith. Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K for the year ended December 31, 2006 is amended by this Amendment No. 1 on Form 10-K/A.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

    (3)  Exhibits

         24       Power of Attorney - Filed in conjunction with this Form 10-K/A

         31.1     Certification of Form 10-K/A (Pursuant to the Sarbanes-Oxley
                  Act of 2002, Section 302) - Filed in conjunction with this
                  Form 10-K/A

         31.2     Certification of Form 10-K/A (Pursuant to the Sarbanes-Oxley
                  Act of 2002, Section 302) - Filed in conjunction with this
                  Form 10-K/A

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Eaton Corporation
                                             ----------------------------------
                                             Registrant



Date:  March 26, 2007                       /s/ Richard H. Fearon
                                            -----------------------------------
                                            Richard H. Fearon
                                            Executive Vice President -
                                            Chief Financial and Planning Officer