Form 10-Q
period 2007-03-31
EATON CORP
filed 2007-05-04
CIK 31277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
Commission file number 1-1396
EATON CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0196300

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Eaton Center, Cleveland, Ohio	44114-2584

(Address of principal executive offices)	(Zip Code)
(216) 523-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
There were 146.5 million Common Shares outstanding as of March 31, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Eaton Corporation
Statements of Consolidated Income

	Three months ended
	March 31
(Millions except for per share data)	2007	2006
Net sales	$3,153	$2,991

Cost of products sold	2,256	2,149
Selling & administrative expense	508	479
Research & development expense	83	80
Interest expense-net	30	28
Other expense-net	7	4

Income from continuing operations before income taxes	269	251
Income taxes	35	45

Income from continuing operations	234	206
Income from discontinued operations		2

Net income	$234	$208

Net income per Common Share assuming dilution
Continuing operations	$1.56	$1.35
Discontinued operations		.01

	$1.56	$1.36

Average number of Common Shares outstanding assuming dilution	150.0	153.1

Net income per Common Share basic
Continuing operations	$1.59	$1.37
Discontinued operations		.01

	$1.59	$1.38

Average number of Common Shares outstanding basic	147.6	150.4

Cash dividends paid per Common Share	$.43	$.35
See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets

	Mar. 31,	Dec. 31,
(Millions)	2007	2006
Assets
Current assets
Cash	$106	$114
Short-term investments	313	671
Accounts receivable	2,139	1,928
Inventories	1,389	1,293
Deferred income taxes & other current assets	458	402

	4,405	4,408

Property, plant & equipment-net	2,275	2,271
Goodwill	3,425	3,034
Other intangible assets	1,385	969
Deferred income taxes & other assets	750	735

	$12,240	$11,417

Liabilities & Shareholders’ Equity
Current liabilities
Short-term debt, primarily commercial paper	$676	$490
Current portion of long-term debt	61	322
Accounts payable	1,060	1,050
Accrued compensation	256	305
Other current liabilities	1,082	1,123

	3,135	3,290

Long-term debt	2,553	1,774
Pension liabilities	814	942
Other postretirement liabilities	780	766
Other long-term liabilities	680	539
Shareholders’ equity	4,278	4,106

	$12,240	$11,417

See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

	Three months ended
	March 31
(Millions)	2007	2006
Net cash provided by (used in) operating activities
Net income	$234	$208
Adjustments to reconcile to net cash provided by operating activities
Depreciation & amortization	109	106
Pension liabilities	47	45
Changes in working capital, excluding acquisitions of businesses	(359)	(137)
Voluntary contributions to United States & United Kingdom qualified pension plans	(156)	(103)
Other-net	11	8

	(114)	127

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(67)	(62)
Cash paid for acquisitions of businesses	(733)	(143)
Sales (purchases) of short-term investments-net	383	(108)
Other-net	(29)	(26)

	(446)	(339)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months
Proceeds	1,205	157
Payments	(358)	(51)
(Payments) borrowings with original maturities of less than three months- net, primarily commercial paper	(164)	82
Cash dividends paid	(63)	(52)
Proceeds from exercise of employee stock options	85	59
Income tax benefit from exercise of employee stock options	25	15
Purchase of Common Shares	(178)

	552	210

Total (decrease) in cash	(8)	(2)
Cash at beginning of year	114	110

Cash at end of period	$106	$108

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
Dollars in millions, except per share data (per share data assume dilution)
Preparation of Financial Statements
The condensed consolidated financial statements of Eaton Corporation (Eaton or the Company) are unaudited. However, in the opinion of management, all adjustments have been made that are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.
Financial Presentation Changes
Certain amounts for 2006 have been reclassified to conform to the current year presentation.
Acquisitions of Businesses
In 2007 and 2006, Eaton acquired certain businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales
Argo-Tech
A U.S.-based manufacturer of high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets
	March 16, 2007	Fluid Power	$206 for 2006

Power Protection Business of Power Products Ltd. A Czech Republic distributor and service provider of Powerware and other uninterruptible power systems	February 7, 2007	Electrical	$3 for 2006

Schreder-Hazemeyer Eaton acquired the remaining 50% ownership of the Belgium manufacturer of low and medium voltage electrical distribution switchgear	December 1, 2006	Electrical	$9 for 2006

Diesel fuel processing technology & associated assets of Catalytica Energy Systems Inc.	October 26, 2006	Truck	None
A U.S. developer of emission control solutions for Trucks

Senyuan International Holdings Limited A China-based manufacturer of vacuum circuit breakers and other electrical switchgear components	September 14, 2006	Electrical	$47 for 2005

Ronningen-Petter business unit of Dover Resources, Inc. A U.S.-based manufacturer of industrial fine filters and components	September 5, 2006	Fluid Power	$30 for 2005

Synflex business unit of Saint-Gobain Performance Plastics Corp. A U.S.-based manufacturer of thermoplastic hose and tubing	March 31, 2006	Fluid Power	$121 for 2005

Marina Power & Lighting A U.S. manufacturer of marine duty electrical distribution products	March 24, 2006	Electrical	$11 for 2005
On May 2, 2007, the Company announced it had acquired the fuel components division of Saturn Electronics & Engineering, Inc. This business had sales of $28 in 2006, and will be integrated into the Automotive segment.
On April 5, 2007, Eaton announced it had acquired Aphel Technologies Limited, a U.K.-based global supplier of high density, fault-tolerant power distribution solutions for datacenters, technical offices, laboratories and retail environments. This business had sales of $12 in 2006, and will be integrated into the Electrical segment.

Eaton has undertaken restructuring activities at acquired businesses, including workforce reductions, plant consolidations and facility closures. In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” liabilities for these restructuring activities were recorded in the allocation of the purchase price related to the acquired business. A summary of these liabilities, and utilization of the various components, follows:

			Plant
	Workforce Reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2007	1,076	$33	$22	$55
Liabilities recorded in 2007	59	4	14	18
Utilized in 2007	(177)	(4)	(15)	(19)

Balance at March 31, 2007	958	$33	$21	$54

In accordance with EITF Issue No. 95-3, the Company finalizes its restructuring plans no later than one year from the date of the acquisition.
Acquisition Integration Charges
In 2007 and 2006, Eaton incurred charges related to the integration of acquired businesses. Charges in 2007 related to the integration of primarily the following acquisitions: In the Electrical segment, Powerware and Senyuan; and several acquisitions in the Fluid Power segment including the acquired operations of Cobham, PerkinElmer, and Hayward. Charges in 2006 related to the integration of primarily the following acquisitions: In the Electrical segment, Powerware; in the Fluid Power segment, Cobham, PerkinElmer, Hayward, and Winner; in the Truck segment, Pigozzi; and in the Automotive segment Tractech and Morestana. A summary of these charges follows:

	Three months ended
	March 31
	2007	2006
Electrical	$2	$2
Fluid Power	11	3
Truck		2
Automotive		2

Pretax charges	$13	$9

After-tax charges	$9	$6
Per Common Share	$.06	$.04
The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. The charges reduced Operating profit of the related business segment as shown in Business Segment Information below.
Summary of Acquisition Integration and Excel 07 Plant Closing Charges

A summary of liabilities related to acquisition integration charges, and remaining liabilities for the plant closings related to the Excel 07 program that was implemented in 2006, follows:

			Plant
	Workforce Reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2007	1,603	$49	$6	$55
Charges in 2007		1	14	15
Utilized in 2007	(480)	(18)	(16)	(34)

Balance at March 31, 2007	1,123	$32	$4	$36

Retirement Benefit Plans Expense
The components of benefit costs follow:

	Three months ended March 31
			Other
			postretirement
	Pension benefits		benefits
	2007	2006	2007	2006
Service cost	$(36)	$(35)	$(3)	$(4)
Interest cost	(41)	(36)	(12)	(12)
Expected return on plan assets	45	41
Amortization	(19)	(17)	(3)	(3)

	(51)	(47)	(18)	(19)
Curtailment loss		(2)
Settlement loss	(7)	(11)

	$(58)	$(60)	$(18)	$(19)

In January 2007, Eaton made a voluntary contribution of $150 to its United States qualified pension plan.
Income Taxes
The effective income tax rate for continuing operations for first quarter 2007 was 12.9% compared to 17.8% for first quarter 2006 and 17.0% for full year 2006, excluding the benefits resulting from the favorable resolution of income tax items in 2006. The lower rate in first quarter 2007 was due to several factors, the largest being the favorable resolution of multiple state income tax issues, as well as a change in income tax law in a foreign jurisdiction that eliminated an uncertainty in the application of tax law. Excluding the benefits of these factors, the income tax rate in first quarter 2007 would have been 16.7%.
Effective January 1, 2007, Eaton adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, the Company did not record a cumulative-effect adjustment related to the adoption of FIN No. 48.
As of the adoption date of FIN No. 48, the Company has gross unrecognized worldwide income tax benefits of $93. The majority of these unrecognized income tax benefits involves the Company’s foreign operations. Unrecognized income tax benefits for state and local issues comprise the next largest component. The net impact on the effective tax rate would be $83 if all income tax benefits were recognized.
The resolution of the majority of the Company’s unrecognized income tax benefits is dependent on uncontrollable factors such as law changes, new case law, the willingness of the income tax authority to settle, including the timing thereof and other factors. Therefore, for the majority of unrecognized income tax benefits, it is not reasonably possible to estimate the increase or decrease in the next 12 months. For each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.
The Company, or its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2003. With only a few exceptions, the Company is no longer subject to state and local income tax examinations for years before 2003, or foreign examinations for years before 2001. The Internal Revenue Service (IRS) is currently conducting an examination of the Company’s U.S. income tax returns for 2003 and 2004. The Company is also under examination for the income tax filings in various state and foreign jurisdictions. As of the adoption of FIN No. 48, the Company does not anticipate any adjustments that would result in a material change in financial position.
The Company recognizes interest and penalties accrued related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions where they are automatically applied to any deficiency, regardless of the merit of the position. As of the adoption date of FIN No. 48, the Company has accrued approximately $23 for the payment of interest and penalties.
Long-term Debt
In February 2007, Eaton entered into a $750 short-term 364-day revolving credit agreement. In March, the Company issued a $281 note at 5.6% under this new revolving credit agreement, to partially finance the acquisition of Argo-Tech. This note was classified as long-term debt on the Consolidated Balance Sheet at March 31st because the Company intends, and has the ability under its $1.5 billion of long-term revolving credit agreements, to refinance this note on a long-term basis. The Company currently has no plans to borrow any additional funds under the new short-term revolving credit agreement. In March 2007, Eaton issued $250 of 5.3% notes due 2017 and $250 of 5.8% notes due 2037. The proceeds from the issuance of the notes were used to repay $263 of 6% notes due in 2007, and to repay commercial paper.
Common Shares
On January 22, 2007, Eaton announced that it had authorized a new 10 million Common Share repurchase program, replacing the 1.3 million shares remaining from the 10 million share repurchase authorization approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s Common Shares, the Company’s capital levels and other considerations. The number of Common Shares repurchased in the open market in 2007 and 2006, and the total cost, follow:

	Shares repurchased		Cost
(Shares in millions)	2007	2006	2007	2006
First quarter	2.312		$178
Second quarter		0.895		$63
Third quarter		1.051		69
Fourth quarter		3.340		254

	2.312	5.286	$178	$386

In first quarter 2007, 2.4 million stock options were exercised resulting in cash proceeds of $85.
Net Income per Common Share
A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

	Three months ended
	March 31
	2007	2006
Income from continuing operations	$234	$206
Income from discontinued operations		2

Net income	$234	$208

Average number of Common Shares outstanding assuming dilution	150.0	153.1
Less dilutive effect of stock options	2.4	2.7

Average number of Common Shares outstanding basic	147.6	150.4

Net income per Common Share assuming dilution
Continuing operations	$1.56	$1.35
Discontinued operations		.01

	$1.56	$1.36

Net income per Common Share basic
Continuing operations	$1.59	$1.37
Discontinued operations		.01

	$1.59	$1.38

Comprehensive Income (Loss)
The components of comprehensive income (loss) follow:

	Three months ended
	March 31
	2007	2006
Net income	$234	$208
Foreign currency translation	27	25
Other	15	(5)

Comprehensive income	$276	$228

Inventories
The components of inventories follow:

	Mar. 31,	Dec. 31,
	2007	2006
Raw materials	$630	$570
Work-in-process & finished goods	867	825

Inventories at FIFO	1,497	1,395
Excess of FIFO over LIFO cost	(108)	(102)

	$1,389	$1,293

Business Segment Information

	Three months ended
	March 31
	2007	2006
Net sales
Electrical	$1,084	$965
Fluid Power	1,041	974
Truck	576	607
Automotive	452	445

	$3,153	$2,991

Operating profit
Electrical	$120	$103
Fluid Power	117	104
Truck	107	117
Automotive	63	53

Corporate
Amortization of intangible assets	(16)	(11)
Interest expense-net	(30)	(28)
Minority interest	(2)	(1)
Pension & other postretirement benefit expense	(38)	(40)
Stock option expense	(7)	(6)
Other corporate expense–net	(45)	(40)

Income from continuing operations before income taxes	269	251
Income taxes	35	45

Income from continuing operations	234	206
Income from discontinued operations		2

Net income	$234	$208

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Dollars in millions, except for per share data (per share data assume dilution)
Overview of the Company
Eaton is a diversified industrial manufacturer with 2006 sales of $12.4 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The principal markets for the Electrical segment are industrial, non-residential and residential construction, commercial, government, institutional, and telecommunications customers. These customers are generally concentrated in North America, Europe and Asia/Pacific; however, sales are made globally. Sales are made directly by Eaton and indirectly through distributors and manufacturers representatives to such customers. The principal markets for the Fluid Power segment are original equipment manufacturers and after-market customers of off-highway agricultural vehicles, construction vehicles, aircraft, and industrial and stationary equipment. These manufacturers are located globally and most sales of these products are made directly to such manufacturers. The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks and passenger cars. These manufacturers are located globally and most sales of these products are made directly to such manufacturers. The Company had 61,000 employees at the end of first quarter 2007 and had sales to customers in more than 125 countries.
Highlights of Results for 2007

	Three months ended March 31
	2007	2006	Increase
Net sales	$3,153	$2,991	5%
Gross profit	897	842	7%
Percent of net sales	28.4%	28.2%
Income before income taxes	269	251	7%
Income after income taxes	$234	$206	14%
Income from discontinued operations		2

Net income	$234	$208	13%

Net income per Common Share assuming dilution
Continuing operations	$1.56	$1.35	16%
Discontinued operations		.01

	$1.56	$1.36	15%

Net sales in first quarter 2007 were a new record for Eaton. Sales growth of 5% in 2007 compared to first quarter 2006 consisted of 1% from organic growth, 2% from acquisitions of businesses, and 2% from foreign exchange rates. The Company’s end markets declined slightly more than 1% in first quarter 2007 compared to first quarter 2006, primarily due to the expected decline in the NAFTA heavy-duty truck market.
Gross profit increased 7% in first quarter 2007 compared to first quarter 2006, primarily due to sales growth; the benefits of integrating acquired businesses; continued productivity improvements driven by the Eaton Business System (EBS); the benefits from the Excel 07 program; and net pretax costs in 2006 related to the Excel 07 program. These improvements in gross profit were partially offset by higher acquisition integration charges in 2007 and higher prices paid for certain raw materials, supplies and basic metals. The Excel 07 program was a series of actions taken in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses that were expected to weaken during second half 2006 and 2007.
Net income and net income per Common Share assuming dilution for first quarter 2007 were new records for Eaton, increasing 13% and 15%, respectively, compared to first quarter 2006. These improvements were primarily due to sales growth; the benefits of integrating acquired businesses; continued productivity improvements driven by EBS; the benefits from the Excel 07 program; net costs in 2006 related to the Excel 07 program; and a lower effective income tax rate in 2007. These improvements in net income were partially offset by higher acquisition integration charges in 2007 and higher prices paid for certain raw materials, supplies and basic metals. Earnings per share also benefited from the lower number of shares outstanding due to the repurchase of Common Shares in 2007 and 2006 exceeding shares issued from exercises of stock options.

In 2007, Eaton acquired various businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. These acquisitions are summarized below:

		Business	Annual
Acquired business	Date of acquisition	segment	sales
Argo-Tech
A U.S.-based manufacturer of high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets
	March 16, 2007	Fluid Power	$206 for 2006

Power Protection Business of Power Products Ltd. A Czech Republic distributor and service provider of Powerware and other uninterruptible power systems	February 7, 2007	Electrical	$3 for 2006
In addition to the business acquisitions described above, Eaton announced the following transactions in second quarter 2007:
– On May 2, 2007, the fuel components division of Saturn Electronics & Engineering, Inc. was acquired. This business had sales of $28 in 2006, and will be integrated into the Automotive segment.
– On April 5, 2007, Aphel Technologies Limited, a U.K.-based global supplier of high density, fault-tolerant power distribution solutions for datacenters, technical offices, laboratories and retail environments was acquired. This business had sales of $12 in 2006, and will be integrated into the Electrical segment.
Net cash used in operating activities in first quarter 2007 was $114, compared to net cash generated from operating activities of $127 in first quarter 2006, or a net reduction of $241. The decrease was primarily due to a net change of $222 in working capital funding in 2007, and an increase of $53 in 2007 in contributions made to the qualified pension plans in the United States and the United Kingdom, partially offset by higher net income of $26 in 2007. Cash and short-term investments totaled $419 at March 31, 2007, down $366 from $785 at year-end 2006, reflecting the use of these assets to partially fund operating, investing and financing activities.
Total debt of $3,290 at March 31, 2007 increased $704 from $2,586 at year-end 2006. Changes in debt included the issuance in 2007 of $500 of long-term notes and a $281 note, combined with a net increase in commercial paper borrowings and other short-term debt of $174. These increases in debt were partially offset by the repayment of $267 of notes and other debt in 2007. The net-debt-to-capital ratio was 40.2% at March 31, 2007 compared to 30.5% at year-end 2006, reflecting the combined effect of the $704 increase in total debt in 2007; and the $366 decline in cash and short-term investments in 2007, which reflected the use of these assets to partially fund operating, investing and financing activities.
Net working capital of $1,270 at March 31, 2007 increased by $152 from $1,118 at year-end 2006. The increase was largely due to a $211 increase in accounts receivable, primarily resulting from increased sales and the acquisition of Argo-Tech late in first quarter 2007; a $96 increase in inventories to support higher levels of sales and from the acquisition of Argo-Tech; a decrease of $261 in current portion of long-term debt due to the repayment of $267 of notes and other debt; and a net increase of $136 in several other working capital accounts. These increases were partially offset by the $366 decrease in cash and short-term investments, which reflected the use of these assets to partially fund operating, investing and financing activities; and an increase of $186 in short-term debt due to higher commercial paper borrowings to fund operations. The current ratio was 1.4 at March 31, 2007 and 1.3 at year-end 2006.
In January 2007, the Company raised the quarterly dividend on its Common Shares by 10%, from $.39 per share to $.43 per share, effective with the February 2007 dividend.
As of mid-April, Eaton continues to anticipate a decline of 3 to 4% in its end markets in 2007, primarily due to the expected decline in the NAFTA heavy-duty truck market. Overall, the weighted-average of end markets in first quarter 2007 performed as the Company had expected, helped by stronger conditions in the markets for NAFTA heavy-duty trucks and Brazilian agricultural equipment, offset by weaker conditions in the North American markets for residential electrical equipment and hydraulics. Eaton now expects the quarterly progression of the NAFTA heavy-duty truck market to be slightly different from expectations at the start of 2007, with the stronger start to the year leading to the balance of the year being slightly weaker. The Company anticipates net income per Common Share for second quarter 2007 to be between $1.35 and $1.45, after acquisition integration charges of $.05 per share. Eaton raised guidance for full-year 2007 net income per share by $.15, to $6.20 to $6.40, after acquisition integration charges of $.25 per share.
Results of Operations – 2007 Compared to 2006

	Three months ended March 31
	2007	2006	Increase
Net sales	$3,153	$2,991	5%
Gross profit	897	842	7%
Percent of net sales	28.4%	28.2%
Income before income taxes	269	251	7%
Income after income taxes	$234	$206	14%
Income from discontinued operations		2

Net income	$234	$208	13%

Net income per Common Share assuming dilution
Continuing operations	$1.56	$1.35	16%
Discontinued operations		.01

	$1.56	$1.36	15%

Net sales in first quarter 2007 were a new record for Eaton. Sales growth of 5% in 2007 compared to first quarter 2006 consisted of 1% from organic growth, 2% from acquisitions of businesses, and 2% from foreign exchange rates. The Company’s end markets declined slightly more than 1% in first quarter 2007 compared to first quarter 2006, primarily due to the expected decline in the NAFTA heavy-duty truck market.
Gross profit increased 7% in first quarter 2007 compared to first quarter 2006, primarily due to sales growth; the benefits of integrating acquired businesses; continued productivity improvements driven by the Eaton Business System (EBS); the benefits from the Excel 07 program; and net pretax costs in 2006 related to the Excel 07 program. These improvements in gross profit were partially offset by higher acquisition integration charges in 2007 and higher prices paid for certain raw materials, supplies and basic metals. The Excel 07 program was a series of actions taken in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses that were expected to weaken during second half 2006 and 2007.
In 2007 and 2006, Eaton incurred charges related to the integration of acquired businesses. Charges in 2007 related to the integration of primarily the following acquisitions: In the Electrical segment, Powerware and Senyuan; and several acquisitions in the Fluid Power segment including the acquired operations of Cobham, PerkinElmer, and Hayward. Charges in 2006 related to the integration of primarily the following acquisitions: In the Electrical segment, Powerware; in the Fluid Power segment, Cobham, PerkinElmer, Hayward, and Winner; in the Truck segment, Pigozzi; and in the Automotive segment, Tractech and Morestana. A summary of these charges follows:

	Three months ended
	March 31
	2007	2006
Electrical	$2	$2
Fluid Power	11	3
Truck		2
Automotive		2

Pretax charges	$13	$9

After-tax charges	$9	$6
Per Common Share	$.06	$.04
The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. The charges reduced Operating profit of the related business segment as shown below.
In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions taken in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses that were expected to weaken during second half 2006 and 2007. The net costs of this program included plant closings, as well as costs of relocating product lines and other employee reductions, partially offset by savings generated from these actions. A summary of the net costs incurred by each business segment related to the Excel 07 program in first quarter 2006 follows:

Three months ended
March 31, 2006
Electrical	$3
Fluid Power	6
Truck	2
Automotive	6

Pretax charges	$17

After-tax charges	$11
Per Common Share	$.07
Net costs associated with the Excel 07 program were included in the Statements of Consolidated Income primarily in Cost of products sold. The charges reduced Operating profit of the related business segment as shown below.
The effective income tax rate for continuing operations for first quarter 2007 was 12.9% compared to 17.8% for first quarter 2006 and 17.0% for full year 2006, excluding the benefits resulting from the favorable resolution of income tax items in 2006. The lower rate in first quarter 2007 was due to several factors, the largest being the favorable resolution of multiple state income tax issues, as well as a change in income tax law in a foreign jurisdiction that eliminated an uncertainty in the application of tax law. Excluding the benefits of these factors, the income tax rate in first quarter 2007 would have been 16.7%.
Effective January 1, 2007, Eaton adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, the Company did not record a cumulative-effect adjustment related to the adoption of FIN No. 48.
Net income and net income per Common Share assuming dilution for first quarter 2007 were new records for Eaton, increasing 13% and 15%, respectively, compared to first quarter 2006. These improvements were primarily due to sales growth; the benefits of integrating acquired businesses; continued productivity improvements driven by EBS; the benefits from the Excel 07 program; net costs in 2006 related to the Excel 07 program; and a lower effective income tax rate in 2007. These improvements in net income were partially offset by higher acquisition integration charges in 2007 and higher prices paid for certain raw materials, supplies and basic metals. Earnings per share also benefited from the lower number of shares outstanding due to the repurchase of Common Shares in 2007 and 2006 exceeding shares issued from exercises of stock options.
Results by Business Segment
  Electrical

	Three months ended March 31
	2007	2006	Increase
Net sales	$1,084	$965	12%
Operating profit	120	103	17%
Operating margin	11.1%	10.7%
Sales of the Electrical segment reached record levels in first quarter 2007. Of the 12% sales increase, 9% was due to organic growth, 1% was from acquisitions of businesses, and 2% from foreign exchange rates. End markets for the Electrical segment grew 1% in first quarter 2007 compared to first quarter 2006. The U.S. nonresidential electrical market and markets for uninterruptible power supply products recorded solid growth in 2007, while the residential electrical and industrial equipment markets declined.
Operating profit rose 17% in first quarter 2007, and was also a new record for this segment. The increase was largely due to growth in sales; the benefits of integrating acquired businesses; continued productivity improvements; benefits from the Excel 07 program; and $3 of net pretax costs in 2006 related to the Excel 07 program. Operating profit reflected acquisition integration charges of $2 in both the first quarters 2007 and 2006, which reduced the operating margin by 0.2% in both periods. Acquisition integration charges in 2007 primarily related to the integration of Powerware and Senyuan, while charges in first quarter 2006 related to the integration of Powerware. Net pretax costs of $3 related to the Excel 07 program in first quarter 2006 reduced operating margin by 0.3%. The incremental operating margin on overall sales growth (increase in operating profit for the quarter compared to increase in sales for the quarter) was 14% in 2007.

On April 5, 2007, Eaton announced it had acquired Aphel Technologies Limited, a U.K.-based global supplier of high density, fault-tolerant power distribution solutions for datacenters, technical offices, laboratories and retail environments. This business had sales of $12 in 2006.
On February 7, 2007, the Company acquired the Power Protection Business of Power Products Ltd., a Czech Republic distributor and service provider of Powerware and other uninterruptible power systems. This business had sales of $3 in 2006.
  Fluid Power

	Three months ended March 31
	2007	2006	Increase
Net sales	$1,041	$974	7%
Operating profit	117	104	13%
Operating margin	11.2%	10.7%
Sales of the Fluid Power segment reached record levels in first quarter 2007. The 7% increase in sales consisted of 6% from acquisitions of businesses and 2% from foreign exchange rates, offset by 1% decline in organic growth. Fluid Power markets grew 6% in 2007 compared to first quarter 2006, with global hydraulics shipments up 7%, commercial and business jet aerospace markets up 9%, defense aerospace markets up 5%, and European automotive production up 2%. Within the global hydraulics markets, growth was much stronger outside the U.S. Eaton anticipates that growth in the U.S. hydraulics market should increase over the remainder of 2007.
Operating profit rose 13% in first quarter 2007, and was also a new record for this segment. The increase in operating profit was due to growth in sales, including an improved mix of businesses; overall improvement in operating efficiencies; the benefits of integrating acquired businesses; benefits from the Excel 07 program; and $6 of net pretax costs in 2006 related to the Excel 07 program. These improvements in operating profit were partially offset by acquisition integration charges of $11 in 2007 compared to charges of $3 in first quarter 2006, which reduced operating margin by 1.1% in 2007 and 0.3% in 2006. The acquisition integration charges in 2007 primarily related to the acquired operations of Cobham, PerkinElmer and Hayward. Charges in 2006 largely related to the acquired operations of Cobham, PerkinElmer, Hayward, and Winner. Net pretax costs of $6 related to the Excel 07 program in first quarter 2006 reduced operating margin by 0.6%. The incremental operating margin on overall sales growth in 2007 was 19%. Acquisition integration charges and Excel 07 charges in 2006 lowered the incremental operating margin by 3 percentage points. The incremental operating margin for acquired businesses was 21% in 2007.
On March 16, 2007, Eaton acquired Argo-Tech, a U.S.-based aerospace business, which had sales of $206 in 2006. Argo-Tech is a leader in high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets.
Truck

	Three months ended March 31
	2007	2006	(Decrease)
Net sales	$576	$607	(5%)
Operating profit	107	117	(9%)
Operating margin	18.6%	19.3%
Sales of the Truck segment decreased 5% in first quarter 2007. The reduction in sales reflected a 6% decline in sales volume, offset by a 1% increase from foreign exchange rates. The decline in sales was attributable to a decline in end-market demand, primarily in NAFTA heavy-duty truck production, which declined 23% in 2007 to 75,000 units from 92,000 units in first quarter 2006. NAFTA medium-duty production was down 18%, European truck production was down 7%, Brazilian vehicle production was up 4% and Brazil agricultural equipment production was up 8%. Eaton continues to expect a significant reduction in NAFTA heavy-duty truck production in second quarter 2007, to about 45,000 units. The Company now estimates NAFTA heavy-duty truck market in 2007 will total between 215,000 to 220,000 units.
Operating profit decreased 9% in first quarter 2007 primarily due to the reduction in sales. Operating profit in first quarter 2006 was reduced by acquisition integration charges of $2 related to the Pigozzi agricultural powertrain business, which reduced the operating margin by 0.3% in 2006. Operating profit in first quarter 2006 was also reduced by $2 of net pretax costs related to the Excel 07 program. These costs reduced operating margin by 0.3% in 2006.

Automotive

	Three months ended March 31
	2007	2006	Increase
Net sales	$452	$445	2%
Operating profit	63	53	19%
Operating margin	13.9%	11.9%
The 2% increase in sales of the Automotive segment reflected a 1% decline in sales volume, offset by a 3% increase due to foreign exchange rates. Automotive production in NAFTA declined by 8% in 2007 compared to first quarter 2006, while European production grew by 2%. Eaton expects that for 2007 as a whole, the combined NAFTA and European automotive markets will decline slightly compared to 2006.
The 19% increase in operating profit in first quarter 2007 was largely due to benefits from the Excel 07 program, and sales growth in 2007. Operating profit in first quarter 2006 was reduced by acquisition integration charges of $2, which reduced the operating margin by 0.4%. These charges related to the acquired operations of Tractech and Morestana. Operating profit in first quarter 2006 was also reduced by $6 of net pretax costs related to the Excel 07 program. These costs reduced operating margin by 1.3% in 2006.
On May 2, 2007, Eaton announced it had acquired the fuel components division of Saturn Electronics & Engineering, Inc. This business had sales of $28 in 2006.
Changes in Financial Condition During 2007
Net working capital of $1,270 at March 31, 2007 increased by $152 from $1,118 at year-end 2006. The increase was largely due to a $211 increase in accounts receivable, primarily resulting from increased sales and the acquisition of Argo-Tech late in first quarter 2007; a $96 increase in inventories to support higher levels of sales and from the acquisition of Argo-Tech; a decrease of $261 in current portion of long-term debt due to the repayment of $267 of notes and other debt; and a net increase of $136 in several other working capital accounts. These increases were partially offset by the $366 decrease in cash and short-term investments, which reflected the use of these assets to partially fund operating, investing and financing activities; and an increase of $186 in short-term debt due to higher commercial paper borrowings to fund operations. Accounts receivable days outstanding at March 31, 2007 were 60 days, up from 56 days at year-end 2006. Inventory days on hand at the end of March 2007 were 54 days, up from 51 days at year-end 2006. The increase in accounts receivable days outstanding was largely due to the rapid growth in sales volume from the end of 2006 to March 31, 2007. The increase in inventory days on hand was due to both the rapid growth in sales from the end of 2006 to March 31, 2007 and the need to maintain extra inventory balances to ensure customer service levels while plant and product line moves associated with Excel 07 are completed. The current ratio was 1.4 at March 31, 2007 and 1.3 at year-end 2006.
Net cash used in operating activities in first quarter 2007 was $114, compared to net cash generated from operating activities of $127 in first quarter 2006, or a net reduction of $241. The decrease was primarily due to a net change of $222 in working capital funding in 2007, and an increase of $53 in 2007 in contributions made to the qualified pension plans in the United States and the United Kingdom, partially offset by higher net income of $26 in 2007. Cash and short-term investments totaled $419 at March 31, 2007, down $366 from $785 at year-end 2006, reflecting the use of these assets to partially fund operating, investing and financing activities.
Total debt of $3,290 at March 31, 2007 increased $704 from $2,586 at year-end 2006. Changes in debt included the issuance in 2007 of $500 of long-term notes and a $281 note, as described below, combined with a net increase in commercial paper borrowings and other short-term debt of $174. These increases in debt were partially offset by the repayment of $267 of notes and other debt in 2007. The net-debt-to-capital ratio was 40.2% at March 31, 2007 compared to 30.5% at year-end 2006, reflecting the combined effect of the $704 increase in total debt in 2007; and the $366 decline in cash and short-term investments in 2007, which reflected the use of these assets to partially fund operating, investing and financing activities.
In February 2007, Eaton entered into a $750 short-term 364-day revolving credit agreement. In March, the Company issued a $281 note at 5.6% under this new revolving credit agreement, to partially finance the acquisition of Argo-Tech. This note was classified as long-term debt on the Consolidated Balance Sheet at March 31st because the Company intends, and has the ability under its $1.5 billion of long-term revolving credit agreements, to refinance this note on a long-term basis. The Company currently has no plans to borrow any additional funds under the new short-term revolving credit agreement. In March 2007, Eaton issued $250 of 5.3% notes due 2017 and $250 of 5.8% notes due 2037. The proceeds from the issuance of the notes were used to repay $263 of 6% notes due in 2007, and to repay commercial paper.

On January 22, 2007, Eaton announced that it was authorizing a new 10 million Common Share repurchase program, replacing the 1.3 million shares remaining from the 10 million share repurchase authorization approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s Common Shares, the Company’s capital levels and other considerations. Under this authorization, 2.312 million shares were repurchased in the open market in 2007 at a total cost of $178.
As announced on January 22, 2007, the quarterly dividend on Eaton’s Common Shares was increased by 10%, from $.39 per share to $.43 per share, effective for the February 2007 dividend.
Contractual Obligations
There have been no material changes to the table of contractual obligations presented on pages 65 and 66 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes the liability for unrecognized income tax benefits, which totaled $116 as of January 1, 2007, including interest and penalties of $23, since the Company cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.
Forward-Looking Statements
This Form 10-Q Report contains forward-looking statements concerning events and trends that may affect the Company’s future operating results and financial position. These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; acquisitions and divestitures; new laws and governmental regulations; changes in laws and governmental regulations; interest rate or tax rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, of Eaton’s 2006 Annual Report on Form 10-K. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s 2006 Annual Report on Form 10-K referenced above.
Item 4. Controls and Procedures
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman and Chief Executive Officer; President, and Richard H. Fearon - Executive Vice President — Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Eaton’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
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
During first quarter 2007, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T. Controls and Procedures
Not applicable
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer’s Purchases of Equity Securities
In first quarter 2007, Eaton repurchased 2.312 million Common Shares in the open market at a total cost of $178. These shares were repurchased under the plan announced on January 22, 2007, when Eaton’s Board of Directors authorized a new 10 million Common Share repurchase program, replacing the 1.3 million shares remaining for the 10 million share repurchase program approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s Common Shares, the Company’s capital levels and other considerations. A summary of the shares repurchased in first quarter 2007 follows:

			Total number of	Maximum number
			shares	(or approximate
			purchased as	dollar value) of
	Total		part of publicly	shares that may yet
	number of	Average	announced	be purchased
	shares	price paid	plans or	under the plans or
Month	purchased	per share	programs	programs
January	1,804,600	$76.11	1,804,600	8,195,400
February	465,000	$80.22	465,000	7,730,400
March	42,100	$81.93	42,100	7,688,300

Total	2,311,700	$77.05	2,311,700

Item 4. Submission to a Vote of Security Holders
At Eaton’s Annual Meeting of Shareholders on April 25, 2007, the shareholders elected 4 directors and ratified the appointment of the accounting firm of Ernst & Young LLP as the Company’s independent auditors for 2007. Results of voting in connection with each director nominee and ratification of Ernst & Young LLP were as follows:

Voting on Directors	For	Withheld
Christopher M. Connor	108,569,819	23,440,571
Michael J. Critelli	123,865,855	8,144,535
Charles E. Golden	129,657,880	2,352,510
Ernie Green	123,560,339	8,450,051

Ratification of Ernst & Young LLP as Independent Auditors
For	127,606,939
Against	3,368,733
Abstain	1,034,720
Item 6. Exhibits
Exhibits — See Exhibit Index attached.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION
Registrant
Date: May 4, 2007	/s/ Richard H. Fearon
Richard H. Fearon
Executive Vice President - Chief Financial and Planning Officer

Eaton Corporation
First Quarter 2007 Report on Form 10-Q
Exhibit Index

3 (i)	Amended Articles of Incorporation (amended and restated as of April 27, 1994) filed as Exhibit 3(a) to the Form 10-K Report for the year ended December 31, 2002 and incorporated herein by reference

3 (ii)	Amended Regulations (amended and restated as of April 26, 2000) filed as Exhibit 3(b) to the Form 10-Q Report for the quarter ended June 30, 2000 and incorporated herein by reference

4	Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a))

31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a))

32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act)

32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act)