Form 10-Q
period 2007-06-30
EATON CORP
filed 2007-08-07
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer  ☑      Accelerated filer  ☐      Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐      No  ☑
There were 145.7 million Common Shares outstanding as of June 30, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signature
Exhibit Index
EX-10
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Eaton Corporation
Statements of Consolidated Income

	Three months		Six months
	ended June 30		ended June 30
(Millions except for per share data)	2007	2006	2007	2006

Net sales	$3,248	$3,125	$6,361	$6,081

Cost of products sold	2,346	2,262	4,573	4,386
Selling & administrative expense	525	495	1,030	973
Research & development expense	88	80	170	159
Interest expense-net	41	28	71	56
Other income-net	(8)	(9)	(2)	(7)

Income from continuing operations before income taxes	256	269	519	514
Income taxes	16	21	50	64

Income from continuing operations	240	248	469	450
Income from discontinued operations	6	5	11	11

Net income	$246	$253	$480	$461

Net income per Common Share assuming dilution
Continuing operations	$1.60	$1.60	$3.12	$2.92
Discontinued operations	.04	.04	.08	.08

	$1.64	$1.64	$3.20	$3.00

Average number of Common Shares outstanding assuming dilution	150.3	154.3	150.1	153.7

Net income per Common Share basic
Continuing operations	$1.63	$1.63	$3.18	$2.98
Discontinued operations	.04	.04	.08	.08

	$1.67	$1.67	$3.26	$3.06

Average number of Common Shares outstanding basic	147.4	151.7	147.4	151.0

Cash dividends paid per Common Share	$.43	$.35	$.86	$.70
See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets

	June 30,	Dec. 31,
(Millions)	2007	2006
ASSETS
Current assets
Cash	$112	$114
Short-term investments	382	671
Accounts receivable	2,208	1,928
Inventories	1,382	1,293
Deferred income taxes & other current assets	451	402

	4,535	4,408

Property, plant & equipment-net	2,270	2,271
Goodwill	3,478	3,034
Other intangible assets	1,386	969
Deferred income taxes & other assets	750	735

	$12,419	$11,417

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt, primarily commercial paper	$721	$490
Current portion of long-term debt	38	322
Accounts payable	1,081	1,050
Accrued compensation	278	305
Other current liabilities	1,051	1,123

	3,169	3,290

Long-term debt	2,518	1,774
Pension liabilities	841	942
Other postretirement liabilities	778	766
Other long-term liabilities	666	539
Shareholders’ equity	4,447	4,106

	$12,419	$11,417

See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

	Six months
	ended June 30
(Millions)	2007	2006
Net cash provided by (used in) operating activities
Net income	$480	$461
Adjustments to reconcile to net cash provided by operating activities
Depreciation & amortization	227	214
Pension liabilities	106	100
Changes in working capital, excluding acquisitions of businesses	(389)	(108)
Voluntary contributions to United States & United Kingdom qualified pension plans	(163)	(107)
Other-net	(23)	8

	238	568

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(143)	(139)
Cash paid for acquisitions of businesses	(794)	(144)
Sales (purchases) of short-term investments-net	322	(121)
Other-net	(6)	(42)

	(621)	(446)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months
Proceeds	1,222	292
Payments	(765)	(187)
Borrowings (payments) with original maturities of less than three months-net, primarily commercial paper	216	(148)
Cash dividends paid	(126)	(104)
Proceeds from exercise of employee stock options	111	82
Income tax benefit from exercise of employee stock options	32	21
Purchase of Common Shares	(309)	(63)

	381	(107)

Total (decrease) increase in cash	(2)	15
Cash at beginning of year	114	110

Cash at end of period	$112	$125

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
Discontinued Automotive Operations
On June 22, 2007, Eaton announced an agreement to sell the Mirror Controls Division of the Automotive segment for $111 to funds managed by Englefield Capital LLP. The transaction is expected to close during third quarter 2007. In third quarter 2006, certain other businesses of the Automotive segment were sold. The operating results of the Mirror Controls Division and the businesses sold in 2006 are reported as Discontinued operations in the Statement of Consolidated Income.
Financial Presentation Changes
Certain amounts for 2006 have been reclassified to conform to the current year presentation.
Acquisitions of Businesses
In 2007 and 2006, Eaton acquired certain businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

	Date of	Business	Annual
Acquired business	acquisition	segment	sales
Pulizzi Engineering A U.S. manufacturer of alternating current (AC) power distribution, AC power sequencing, redundant power and remote-reboot power management systems	June 19, 2007	Electrical	$12 for 2006

Technology and related assets of SMC Electrical Products, Inc.’s industrial medium-voltage adjustable frequency drive business	May 18, 2007	Electrical	None

Fuel components division of Saturn Electronics & Engineering, Inc. A U.S. designer and manufacturer of fuel containment/shutoff valves, emissions control valves and specialty actuators	May 2, 2007	Automotive	$28 for 2006

Aphel Technologies Limited A U.K.-based global supplier of high density, fault-tolerant power distribution solutions for datacenters, technical offices, laboratories and retail environments	April 5, 2007	Electrical	$12 for 2006

Argo-Tech
A U.S.-based manufacturer of high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets
	March 16, 2007	Fluid Power	$206 for 2006

Power Protection Business of Power Products Ltd. A Czech Republic distributor and service provider of Powerware® products and other uninterruptible power systems	February 7, 2007	Electrical	$3 for 2006

Schreder-Hazemeyer Eaton acquired the remaining 50% ownership of the Belgium manufacturer of low and medium voltage electrical distribution switchgear	December 1, 2006	Electrical	$9 for 2006

	Date of	Business	Annual
Acquired business	acquisition	segment	sales
Diesel fuel processing technology & associated assets of Catalytica Energy Systems Inc. A U.S. developer of emission control solutions for trucks	October 26, 2006	Truck	None

Senyuan International Holdings Limited A China-based manufacturer of vacuum circuit breakers and other electrical switchgear components	September 14, 2006	Electrical	$47 for 2005

Ronningen-Petter business unit of Dover Resources, Inc. A U.S.-based manufacturer of industrial fine filters and components	September 5, 2006	Fluid Power	$30 for 2005

Synflex business unit of Saint-Gobain Performance Plastics Corp. A U.S.-based manufacturer of thermoplastic hose and tubing	March 31, 2006	Fluid Power	$121 for 2005

Marina Power & Lighting A U.S. manufacturer of marine duty electrical distribution products	March 24, 2006	Electrical	$11 for 2005
On June 21, 2007, the Company announced an agreement to acquire the small systems business of Schneider Electric’s MGE UPS Systems for €425 million ($587). The transaction is expected to close by the end of October. This business had sales of €163 million ($220) for the 12-month period ending May 31, 2007. Headquartered in France, the business is a global provider of power quality solutions, including UPS, power distribution units, static transfer switches and surge suppressors, and will be integrated into the Electrical segment.
Eaton has undertaken restructuring activities at acquired businesses, including workforce reductions, plant consolidations and facility closures. In accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” liabilities for these restructuring activities were recorded in the allocation of the purchase price related to the acquired business. A summary of these liabilities, and utilization of the various components, follows:

	Workforce Reductions		Plant
			closing
	Employees	Dollars	& other	Total
Balance at January 1, 2007	1,076	$33	$22	$55
Liabilities recorded in 2007	115	5	27	32
Utilized in 2007	(432)	(8)	(30)	(38)

Balance at June 30, 2007	759	$30	$19	$49

The allocation of the purchase prices for business acquired in 2007, and certain acquisitions in 2006, are preliminary. The Company finalizes the allocations of the purchase prices for businesses acquired, and related restructuring plans, no later than one year from the date of the acquisition.
Acquisition Integration Charges
In 2007 and 2006, Eaton incurred charges related to the integration of acquired businesses. Charges in 2007 related to the integration of primarily the following acquisitions: In the Electrical segment, Senyuan and Powerware; and in the Fluid Power segment, several acquisitions including the acquired operations of Synflex, PerkinElmer, Cobham, Hayward, and Walterscheid. Charges in 2006 related to the integration of primarily the following acquisitions: In the Electrical segment, Pringle and Powerware; in the Fluid Power segment, PerkinElmer, Cobham, Hayward, and Winner; in the Truck segment Pigozzi; and in the Automotive segment, Tractech and Morestana. A summary of these charges follows:

	Three months		Six months
	ended June 30		ended June 30
	2007	2006	2007	2006
Electrical	$2	$3	$4	$5
Fluid Power	12	3	23	6
Truck		2		4
Automotive		1		3

Pretax charges	$14	$9	$27	$18

After-tax charges	$9	$6	$18	$12
Per Common Share	$.06	$.04	$.12	$.08
The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. The charges reduced Operating profit of the related business segment.
Summary of Acquisition Integration and Excel 07 Plant Closing Charges
A summary of liabilities related to acquisition integration charges, and remaining liabilities for the plant closings related to the Excel 07 program that was implemented in 2006, follows:

	Workforce Reductions		Plant
			closing
	Employees	Dollars	& other	Total
Balance at January 1, 2007	1,603	$49	$6	$55
Charges recorded in 2007		2	27	29
Utilized in 2007	(704)	(23)	(31)	(54)

Balance at June 30, 2007	899	$28	$2	$30

Retirement Benefit Plans Expense
The components of retirement benefit expense for continuing operations follow:

	Three months ended June 30
			Other
			postretirement
	Pension benefits		benefits
	2007	2006	2007	2006
Service cost	$(39)	$(39)	$(4)	$(3)
Interest cost	(40)	(37)	(11)	(12)
Expected return on plan assets	44	41
Amortization	(18)	(16)	(4)	(3)

	(53)	(51)	(19)	(18)
Curtailment loss	(1)			(1)
Settlement loss	(13)	(12)

	$(67)	$(63)	$(19)	$(19)

	Six months ended June 30
			Other
			postretirement
	Pension benefits		benefits
	2007	2006	2007	2006
Service cost	$(75)	$(73)	$(7)	$(7)
Interest cost	(81)	(73)	(23)	(24)
Expected return on plan assets	89	82
Amortization	(37)	(33)	(7)	(6)

	(104)	(97)	(37)	(37)
Curtailment loss	(1)	(2)		(1)
Settlement loss	(20)	(23)

	$(125)	$(122)	$(37)	$(38)

In January 2007, Eaton made a voluntary contribution of $150 to its United States qualified pension plan.
Income Taxes
The effective income tax rates for continuing operations for second quarter and first half 2007 were 6.5% and 9.6%, respectively, compared to 7.8% and 12.5% for the same periods in 2006. There were many factors that favorably affected the effective income tax rate during the first half of 2007. In first quarter, Eaton resolved multiple state income tax issues and benefited from a change in an income tax law in a foreign jurisdiction that eliminated an uncertainty in the application of tax law. In second quarter, the Company favorably resolved income tax litigation in a foreign country, reversed a valuation allowance due to a change in state tax law, and recorded a favorable adjustment to its 2006 tax accrual after the preparation of several tax returns. Excluding the benefits of these factors, the income tax rate for second quarter and first half 2007 would have been 14.4% and 15.5%, respectively. The rates in 2007 also reflect the impact of higher earnings in international tax jurisdictions with lower income tax rates and the impact of acquisitions completed in 2007.
Effective January 1, 2007, Eaton adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, the Company did not record a cumulative-effect adjustment related to the adoption of FIN No. 48.
As of the adoption of FIN No. 48, the Company had gross unrecognized worldwide income tax benefits of $93. The majority of these unrecognized income tax benefits involve the Company’s foreign operations. Unrecognized income tax benefits for state and local issues comprise the next largest component. The net impact on the effective tax rate would be $83 if all income tax benefits were recognized.
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
The Company or its subsidiaries file income tax returns in the United States and other foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2003. With only a few exceptions, the Company is no longer subject to state and local income tax examinations for years before 2003, or foreign examinations for years before 2001. The Internal Revenue Service (IRS) is currently conducting an examination of the Company’s U.S. income tax returns for 2003 and 2004. The Company is also under examination for the income tax filings in various state and foreign jurisdictions. As of the adoption of FIN No. 48, the Company did not anticipate any adjustments that would result in a material change in financial position.
The Company recognizes interest and penalties accrued related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions where they are automatically applied to any deficiency, regardless of the merit of the position. As of the adoption of FIN No. 48, the Company had accrued approximately $23 for the payment of interest and penalties.

Long-term Debt
In February 2007, Eaton entered into a $750 short-term 364-day revolving credit agreement. In March, the Company issued a $281 note at 5.6% under this revolving credit agreement to partially finance the acquisition of Argo-Tech. In June, the Company refinanced that borrowing through the issuance of a $281 note. This note matures in June 2010 and bears interest at a floating rate based on LIBOR. With the issuance of this note, the aggregate amount of the commitment under the $750 short-term 364-day revolving credit agreement was reduced to $469. The Company does not have any borrowings outstanding under this revolving credit agreement. In March 2007, Eaton issued $250 of 5.3% notes due 2017 and $250 of 5.8% notes due 2037. The proceeds from the issuance of the notes were used to repay $263 of 6% notes due in 2007, and to repay commercial paper.
Common Shares
On January 22, 2007, Eaton announced it had authorized a 10 million Common Share repurchase program, replacing the 1.3 million shares remaining from the 10 million share repurchase authorization approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s Common Shares, the Company’s capital levels and other considerations. The number of Common Shares repurchased in the open market in 2007 and 2006, and the total cost, follow:

(Shares in millions)	Shares repurchased		Cost
	2007	2006	2007	2006
First quarter	2.312		$178
Second quarter	1.437	0.895	131	$63
Third quarter		1.051		69
Fourth quarter		3.340		254

	3.749	5.286	$309	$386

In second quarter 2007, 0.6 million stock options were exercised resulting in cash proceeds of $26. In first half 2007, 3.0 million stock options were exercised resulting in cash proceeds of $111.
In mid-July 2007, the Company temporarily suspended its Common Share repurchase program, as part of the financing plan related to the acquisition of the small systems business of Schneider Electric’s MGE UPS Systems for €425 million ($587). This transaction is expected to close by the end of October.
Net Income per Common Share
A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Income from continuing operations	$240	$248	$469	$450
Income from discontinued operations	6	5	11	11

Net income	$246	$253	$480	$461

Average number of Common Shares outstanding assuming dilution	150.3	154.3	150.1	153.7
Less dilutive effect of stock options	2.9	2.6	2.7	2.7

Average number of Common Shares outstanding basic	147.4	151.7	147.4	151.0

Net income per Common Share assuming dilution
Continuing operations	$1.60	$1.60	$3.12	$2.92
Discontinued operations	.04	.04	.08	.08

	$1.64	$1.64	$3.20	$3.00

Net income per Common Share basic
Continuing operations	$1.63	$1.63	$3.18	$2.98
Discontinued operations	.04	.04	.08	.08

	$1.67	$1.67	$3.26	$3.06

Comprehensive Income (Loss)
The components of comprehensive income (loss) follow:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Net income	$246	$253	$480	$461
Foreign currency translation	53	26	80	51
Other	24		39	(5)

Comprehensive income	$323	$279	$599	$507

Inventories
The components of inventories follow:

	June 30,	Dec. 31,
	2007	2006
Raw materials	$622	$570
Work-in-process & finished goods	865	825

Inventories at FIFO	1,487	1,395
Excess of FIFO over LIFO cost	(105)	(102)

	$1,382	$1,293

Business Segment Information

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Net sales
Electrical	$1,158	$1,040	$2,242	$2,005
Fluid Power	1,150	1,026	2,191	2,000
Truck	498	646	1,074	1,253
Automotive	442	413	854	823

	$3,248	$3,125	$6,361	$6,081

Operating profit
Electrical	$139	$113	$259	$216
Fluid Power	130	110	247	214
Truck	75	133	182	250
Automotive	62	39	119	89

Corporate
Amortization of intangible assets	(19)	(11)	(35)	(22)
Interest expense-net	(41)	(28)	(71)	(56)
Minority interest	(3)	(2)	(5)	(3)
Pension & other postretirement benefit expense	(43)	(40)	(81)	(80)
Stock option expense	(7)	(7)	(14)	(13)
Other corporate expense-net	(37)	(38)	(82)	(81)

Income from continuing operations before income taxes	256	269	519	514
Income taxes	16	21	50	64

Income from continuing operations	240	248	469	450
Income from discontinued operations	6	5	11	11

Net income	$246	$253	$480	$461

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Dollars in millions, except for per share data (per share data assume dilution)
Overview of the Company
Eaton is a diversified industrial manufacturer with 2006 sales of $12.4 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The principal markets for the Electrical segment are industrial, non-residential and residential construction, commercial, government, institutional, and telecommunications customers. These customers are generally concentrated in North America, Europe and Asia/Pacific; however, sales are made globally. Sales are made directly by Eaton and indirectly through distributors and manufacturers representatives to such customers. The principal markets for the Fluid Power segment are original equipment manufacturers and after-market customers of off-highway agricultural vehicles, construction vehicles, aircraft, and industrial and stationary equipment. These manufacturers are located globally and most sales of these products are made directly to such manufacturers. The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks and passenger cars. These manufacturers are located globally and most sales of these products are made directly to such manufacturers. The Company had 62,000 employees at the end of second quarter 2007 and had sales to customers in more than 125 countries.
Highlights of Results for 2007

	Three months ended June 30			Six months ended June 30
			Increase
	2007	2006	(Decrease)	2007	2006	Increase
Continuing operations
Net sales	$3,248	$3,125	4%	$6,361	$6,081	5%
Gross profit	902	863	5%	1,788	1,695	5%
Percent of net sales	27.8%	27.6%		28.1%	27.9%
Income before income taxes	256	269	(5%)	519	514	1%
Income after income taxes	$240	$248	(3%)	$469	$450	4%
Income from discontinued operations	6	5		11	11

Net income	$246	$253	(3%)	$480	$461	4%

Net income per Common Share assuming dilution
Continuing operations	$1.60	$1.60	—	$3.12	$2.92	7%
Discontinued operations	.04	.04		.08	.08

	$1.64	$1.64	—	$3.20	$3.00	7%

Net sales in second quarter 2007 were a new record for Eaton. Sales growth of 4% in second quarter 2007 compared to second quarter 2006 consisted of 3% from acquisitions of businesses and 2% from foreign exchange rates, offset by a decline of 1% from organic growth. The Company’s end markets declined by 4% in second quarter 2007 compared to second quarter 2006, principally due to the anticipated sharp decline in the NAFTA heavy-duty truck production, which declined 51% in second quarter 2007 from second quarter 2006. Sales in first half 2007 increased 5% over first half 2006 primarily due to the same factors as in second quarter 2007.
Gross profit increased 5% in second quarter 2007 compared to second quarter 2006, primarily due to sales growth; benefits from the Excel 07 program; benefits of integrating acquired businesses; continued productivity improvements driven by the Eaton Business System (EBS); and net pretax costs in 2006 related to the Excel 07 program. The Excel 07 program was a series of actions taken in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses that were expected to weaken during second half 2006 and 2007. The improvements in gross profit were partially offset by higher acquisition integration charges in second quarter 2007 and higher prices paid for certain raw materials, supplies and basic metals. The increase in gross profit reflects continued improvements in the Electrical and Fluid Power segments, which offset the decline in gross profit resulting from the 23% decline in sales of the Truck segment. The 5% increase in gross profit in first half 2007 compared to first half of 2006 was primarily due to the same factors as in second quarter 2007.

Net income in second quarter 2007 decreased 3% compared to second quarter 2006. The decline was primarily due to the increase in gross margin, offset by increases in selling and administrative expense, and research and development expense. The decline in net income also reflected higher interest expense in 2007 compared to 2006, primarily due to higher levels of total debt in 2007, partially offset by a lower effective income tax rate in second quarter 2007. Net income per Common Share assuming dilution was the same for the second quarters of 2007 and 2006. This reflected the 3% decline in net income in second quarter 2007 compared to second quarter 2006, offset by the lower number of shares outstanding, due to the repurchase of Common Shares in 2007 and 2006 exceeding shares issued from exercises of stock options.
Net income and net income per Common Share assuming dilution for first half 2007 increased 4% and 7%, respectively, compared to first half 2006. These increases were primarily due to sales growth; benefits from the Excel 07 program; benefits of integrating acquired businesses; continued productivity improvements driven by EBS; net pretax costs in 2006 related to the Excel 07 program; and a lower effective income tax rate in first half 2007. These increases were partially offset by higher acquisition integration charges in 2007, and higher prices paid for certain raw materials, supplies and basic metals. Earnings per share also benefited from the lower number of shares outstanding due to the repurchase of Common Shares in 2007 and 2006 exceeding shares issued from exercises of stock options.
In 2007, Eaton acquired several businesses in separate transactions. The majority of the acquisition spending has been in two of the Company’s highest priority markets, aerospace and electrical power quality. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. These acquisitions are summarized below:

	Date of	Business	Annual
Acquired business	acquisition	segment	sales
Pulizzi Engineering A U.S. manufacturer of alternating current (AC) power distribution, AC power sequencing, redundant power and remote-reboot power management systems	June 19, 2007	Electrical	$12 for 2006

Technology and related assets of SMC Electrical Products, Inc.’s industrial medium-voltage adjustable frequency drive business	May 18, 2007	Electrical	None

Fuel components division of Saturn Electronics & Engineering, Inc. A U.S. designer and manufacturer of fuel containment/shutoff valves, emissions control valves and specialty actuators	May 2, 2007	Automotive	$28 for 2006

Aphel Technologies Limited A U.K.-based global supplier of high density, fault-tolerant power distribution solutions for datacenters, technical offices, laboratories and retail environments	April 5, 2007	Electrical	$12 for 2006

Argo-Tech
A U.S.-based manufacturer of high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets
	March 16, 2007	Fluid Power	$206 for 2006

Power Protection Business of Power Products Ltd. A Czech Republic distributor and service provider of Powerware® products and other uninterruptible power systems	February 7, 2007	Electrical	$3 for 2006
On June 21, 2007, the Company announced an agreement to acquire the small systems business of Schneider Electric’s MGE UPS Systems for €425 million ($587). The transaction is expected to close by the end of October. This business had sales of €163 million ($220) for the 12-month period ending May 31, 2007. Headquartered in France, the business is a global provider of power quality solutions, including UPS, power distribution units, static transfer switches and surge suppressors, and will be integrated into the Electrical segment.

On June 22, 2007, Eaton announced an agreement to sell the Mirror Controls Division of the Automotive segment for $111 to funds managed by Englefield Capital LLP. The transaction is expected to close during third quarter 2007. In third quarter 2006, certain other businesses of the Automotive segment were sold. The operating results of the Mirror Controls Division and the businesses sold in 2006 are reported as Discontinued operations in the Statement of Consolidated Income.
Net cash provided by operating activities in first half 2007 was $238 compared to $568 in first half 2006, or a net reduction of $330. The decrease was primarily due to a net change of $281 in working capital funding in 2007; an increase of $56 in 2007 in contributions made to the qualified pension plans in the United States and the United Kingdom; partially offset by higher net income of $19 in 2007 and other adjustments. Cash and short-term investments totaled $494 at June 30, 2007, down $291 from $785 at year-end 2006, reflecting the use of these assets to partially fund operating, investing and financing activities.
Total debt of $3,277 at June 30, 2007 increased $691 from $2,586 at year-end 2006. Changes in debt included the issuance in 2007 of $781 of long-term notes, combined with a net increase in commercial paper borrowings and other short-term debt of $657. These increases in debt were partially offset by the repayment of $765 of notes, commercial paper and other debt in 2007. The increase in total debt largely resulted from cash paid of $794 for acquisitions of businesses in 2007; lower net cash provided by operating activities of $330 in 2007, which was primarily due to higher working capital funding requirements in 2007; and the repurchase of 3.7 million Common Shares in first half 2007 for $309. The net-debt-to-capital ratio was 38.5% at June 30, 2007 compared to 30.5% at year-end 2006, reflecting the combined effect of the $691 increase in total debt in 2007, and the $291 decline in cash and short-term investments in 2007.
Net working capital of $1,366 at June 30, 2007 increased by $248 from $1,118 at year-end 2006. The increase was largely due to the $280 increase in accounts receivable, primarily resulting from increased sales and the acquisition of Argo-Tech late in first quarter 2007; the $89 increase in inventories to support higher levels of sales and from the acquisition of Argo-Tech; the decrease of $284 in current portion of long-term debt due to the repayment of $286 of notes; and the net increase of $117 in several other working capital accounts. These increases were partially offset by the $291 decrease in cash and short-term investments, which reflected the use of these assets to partially fund operating, investing and financing activities, and an increase of $231 in short-term debt due to higher commercial paper borrowings to fund operations. The current ratio was 1.4 at June 30, 2007 and 1.3 at year-end 2006.
In mid-July 2007, the Company temporarily suspended its Common Share repurchase program, as part of the financing plan related to the acquisition of the small systems business of Schneider Electric’s MGE UPS Systems for €425 million ($587). This transaction is expected to close by the end of October. Under the share repurchase program, 3.7 million shares were repurchased in the open market in first half 2007 at a total cost of $309.
In January 2007, the Company raised the quarterly dividend on its Common Shares by 10%, from $.39 per share to $.43 per share, effective with the February 2007 dividend.
As of mid-July 2007, Eaton anticipates its end markets in 2007 will decline 3 to 4%, in line with its initial forecast in mid-January 2007. The Company now expects slightly stronger growth in the electrical markets, offset by weaker than anticipated conditions in the North American hydraulics markets. The Company anticipates net income per Common Share for third quarter 2007 to be between $1.50 and $1.60, after acquisition integration charges of $.10 per share. In mid-July, Eaton raised guidance for full-year 2007 net income per share by $.30 per share, to $6.50 to $6.70 per share, after acquisition integration charges of $.25 per share.

Results of Operations — 2007 Compared to 2006

	Three months ended June 30			Six months ended June 30
			Increase
	2007	2006	(Decrease)	2007	2006	Increase
Continuing operations
Net sales	$3,248	$3,125	4%	$6,361	$6,081	5%
Gross profit	902	863	5%	1,788	1,695	5%
Percent of net sales	27.8%	27.6%		28.1%	27.9%
Income before income taxes	256	269	(5%)	519	514	1%
Income after income taxes	$240	$248	(3%)	$469	$450	4%
Income from discontinued operations	6	5		11	11

Net income	$246	$253	(3%)	$480	$461	4%

Net income per Common Share assuming dilution
Continuing operations	$1.60	$1.60	—	$3.12	$2.92	7%
Discontinued operations	.04	.04		.08	.08

	$1.64	$1.64	—	$3.20	$3.00	7%

Net sales in second quarter 2007 were a new record for Eaton. Sales growth of 4% in second quarter 2007 compared to second quarter 2006 consisted of 3% from acquisitions of businesses and 2% from foreign exchange rates, offset by a decline of 1% from organic growth. The Company’s end markets declined by 4% in second quarter 2007 compared to second quarter 2006, principally due to the anticipated sharp decline in the NAFTA heavy-duty truck production, which declined 51% in second quarter 2007 from second quarter 2006. Sales in first half 2007 increased 5% over first half 2006 primarily due to the same factors as in second quarter 2007.
Gross profit increased 5% in second quarter 2007 compared to second quarter 2006, primarily due to sales growth; benefits from the Excel 07 program; benefits of integrating acquired businesses; continued productivity improvements driven by the Eaton Business System (EBS); and net pretax costs in 2006 related to the Excel 07 program. The Excel 07 program was a series of actions taken in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses that were expected to weaken during second half 2006 and 2007. The improvements in gross profit were partially offset by higher acquisition integration charges in second quarter 2007 and higher prices paid for certain raw materials, supplies and basic metals. The increase in gross profit reflects continued improvements in the Electrical and Fluid Power segments, which offset the decline in gross profit resulting from the 23% decline in sales of the Truck segment. The 5% increase in gross profit in first half 2007 compared to first half of 2006 was primarily due to the same factors as in second quarter 2007.
In 2007 and 2006, Eaton incurred charges related to the integration of acquired businesses. Charges in 2007 related to the integration of primarily the following acquisitions: In the Electrical segment, Senyuan and Powerware; and in the Fluid Power segment, several acquisitions including the acquired operations of Synflex, PerkinElmer, Cobham, Hayward, and Walterscheid. Charges in 2006 related to the integration of primarily the following acquisitions: In the Electrical segment, Pringle and Powerware; in the Fluid Power segment, PerkinElmer, Cobham, Hayward, and Winner; in the Truck segment Pigozzi; and in the Automotive segment, Tractech and Morestana. A summary of these charges follows:

	Three months		Six months
	ended June 30		ended June 30
	2007	2006	2007	2006
Electrical	$2	$3	$4	$5
Fluid Power	12	3	23	6
Truck		2		4
Automotive		1		3

Pretax charges	$14	$9	$27	$18

After-tax charges	$9	$6	$18	$12
Per Common Share	$.06	$.04	$.12	$.08

The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. The charges reduced Operating profit of the related business segment.
In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions taken in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses that were expected to weaken during second half 2006 and 2007. The net costs of this program included plant closings, as well as costs of relocating product lines and other employee reductions, partially offset by savings generated from these actions. A summary of the net costs incurred by each business segment related to the Excel 07 program follows:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Electrical	$(4)	$(1)
Fluid Power	7	13
Truck	7	9
Automotive	12	18

Pretax charges	$22	$39

Net costs associated with the Excel 07 program were included in the Statements of Consolidated Income primarily in Cost of products sold. The charges reduced Operating profit of the related business segment.
The effective income tax rates for continuing operations for second quarter and first half 2007 were 6.5% and 9.6%, respectively, compared to 7.8% and 12.5% for the same periods in 2006. There were many factors that favorably affected the effective income tax rate during the first half of 2007. In first quarter, Eaton resolved multiple state income tax issues and benefited from a change in an income tax law in a foreign jurisdiction that eliminated an uncertainty in the application of tax law. In second quarter, the Company favorably resolved income tax litigation in a foreign country, reversed a valuation allowance due to a change in state tax law, and recorded a favorable adjustment to its 2006 tax accrual after the preparation of several tax returns. Excluding the benefits of these factors, the income tax rate for second quarter and first half 2007 would have been 14.4% and 15.5%, respectively. The rates in 2007 also reflect the impact of higher earnings in international tax jurisdictions with lower income tax rates and the impact of acquisitions completed in 2007.
Effective January 1, 2007, Eaton adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, the Company did not record a cumulative-effect adjustment related to the adoption of FIN No. 48.
Net income in second quarter 2007 decreased 3% compared to second quarter 2006. The decline was primarily due to the increase in gross margin, offset by increases in selling and administrative expense, and research and development expense. The decline in net income also reflected higher interest expense in 2007 compared to 2006, primarily due to higher levels of total debt in 2007, partially offset by a lower effective income tax rate in second quarter 2007. Net income per Common Share assuming dilution was the same for the second quarters of 2007 and 2006. This reflected the 3% decline in net income in second quarter 2007 compared to second quarter 2006, offset by the lower number of shares outstanding, due to the repurchase of Common Shares in 2007 and 2006 exceeding shares issued from exercises of stock options.
Net income and net income per Common Share assuming dilution for first half 2007 increased 4% and 7%, respectively, compared to first half 2006. These increases were primarily due to sales growth; benefits from the Excel 07 program; benefits of integrating acquired businesses; continued productivity improvements driven by EBS; net pretax costs in 2006 related to the Excel 07 program; and a lower effective income tax rate in first half 2007. These increases were partially offset by higher acquisition integration charges in 2007, and higher prices paid for certain raw materials, supplies and basic metals. Earnings per share also benefited from the lower number of shares outstanding due to the repurchase of Common Shares in 2007 and 2006 exceeding shares issued from exercises of stock options.

Results by Business Segment
Electrical

	Three months ended June 30			Six months ended June 30
	2007	2006	Increase	2007	2006	Increase
Net sales	$1,158	$1,040	11%	$2,242	$2,005	12%
Operating profit	139	113	23%	259	216	20%
Operating margin	12.0%	10.9%		11.6%	10.8%
Sales of the Electrical segment reached record levels in second quarter 2007. Of the 11% sales increase in second quarter 2007 over second quarter 2006, 7% was due to organic growth, 2% was from acquisitions of businesses, and 2% from foreign exchange rates. End markets for the Electrical segment grew 4% in second quarter 2007 compared to second quarter 2006. The non-residential electrical and power quality markets recorded strong growth, offset by weakness in the residential electrical and industrial controls markets. Sales in first half 2007 increased 12% over first half 2006 primarily due to the same factors as in second quarter 2007. Eaton anticipates end market growth for the Electrical segment in second half 2007 to be modestly stronger than second quarter 2007, led by strength in the non-residential electrical and power quality markets.
Operating profit rose 23% in second quarter 2007 over second quarter 2006. The increase was largely due to growth in sales; benefits from the Excel 07 program; benefits of integrating acquired businesses; and continued productivity improvements. Operating profit reflected acquisition integration charges of $2 in second quarter 2007 compared to charges of $3 in second quarter 2006, which reduced the operating margin by 0.2% in second quarter 2007 and 0.3% in second quarter 2006. Acquisition integration charges in 2007 primarily related to the integration of Senyuan and Powerware, while charges in 2006 related to the integration of Pringle and Powerware. Operating profit in second quarter 2006 reflected a net pretax gain of $4 related to the Excel 07 program. The incremental operating margin on overall sales growth (increase in operating profit for the quarter compared to increase in sales for the quarter) was 22% in second quarter 2007. Acquisition integration charges and Excel 07 charges in second quarter 2006 lowered the incremental operating margin by 3 percentage points.
Operating profit in first half 2007 increased 20% over first half 2006 primarily due to the same factors as in second quarter 2007. Operating profit in first half 2007 was reduced by acquisition integration charges of $4 compared to charges of $5 in first half 2006, which reduced the operating margin by 0.2% in both 2007 and 2006. Operating profit in first half 2006 reflected a net pretax gain of $1 related to the Excel 07 program.
On June 21, 2007, the Company announced an agreement to acquire the small systems business of Schneider Electric’s MGE UPS Systems for €425 million ($587). The transaction is expected to close by the end of October. This business had sales of €163 million ($220) for the 12-month period ending May 31, 2007. Headquartered in France, the business is a global provider of power quality solutions, including UPS, power distribution units and static transfer switches and surge suppressors.
On June 19, 2007, Eaton acquired Pulizzi Engineering, a U.S. manufacturer of AC power distribution, AC power sequencing, redundant power and remote-reboot power management systems. This business had sales of $12 in 2006.
On May 18, 2007, the Company acquired technology and related assets of SMC Electrical Products, Inc.’s industrial medium-voltage adjustable frequency drive business.
On April 5, 2007, Eaton acquired Aphel Technologies Limited, a U.K.-based global supplier of high density, fault-tolerant power distribution solutions for datacenters, technical offices, laboratories and retail environments. This business had sales of $12 in 2006.
On February 7, 2007, the Company acquired the Power Protection Business of Power Products Ltd., a Czech Republic distributor and service provider of Powerware® products and other uninterruptible power systems. This business had sales of $3 in 2006.

Fluid Power

	Three months ended June 30			Six months ended June 30
	2007	2006	Increase	2007	2006	Increase
Net sales	$1,150	$1,026	12%	$2,191	$2,000	10%
Operating profit	130	110	18%	247	214	15%
Operating margin	11.3%	10.7%		11.3%	10.7%
Sales of the Fluid Power segment reached record levels in second quarter 2007. The 12% increase in sales in second quarter 2007 over second quarter 2006 consisted of 7% from acquisitions of businesses, 3% from organic growth, and 2% from foreign exchange rates. Fluid Power markets grew 2% in second quarter 2007 compared to second quarter 2006, with global hydraulics shipments flat, the commercial and business jet aerospace market up 7%, the defense aerospace market up 6%, and European automotive production up 1%. In the second quarter 2007, hydraulics markets outside the United States and aerospace markets registered strong growth. U.S. hydraulics markets declined, largely due to a decline in construction equipment production and soft industrial demand. Sales in first half 2007 increased 10% over first half 2006 primarily due to the same factors as in second quarter 2007. Eaton anticipates these trends to continue through the balance of 2007, although the U.S. hydraulics market may improve slightly due to an expected pick-up during the second half in the production of agricultural equipment.
Operating profit rose 18% in second quarter 2007 over second quarter 2006, and was also a new record for this segment. The increase in operating profit was due to growth in sales, including a more profitable mix of businesses; benefits from the Excel 07 program; benefits of integrating acquired businesses; overall improvement in operating efficiencies; and $7 of net pretax costs in 2006 related to the Excel 07 program. These improvements in operating profit were partially offset by acquisition integration charges of $12 in second quarter 2007 compared to charges of $3 in second quarter 2006, which reduced the operating margin by 1.0% in 2007 and 0.3% in 2006. The acquisition integration charges in 2007 primarily related to the acquired operations of Synflex, PerkinElmer, Cobham, Hayward, and Walterscheid. Charges in 2006 largely related to the acquired operations of PerkinElmer, Cobham, Hayward and Winner. Net pretax costs of $7 related to the Excel 07 program in second quarter 2006 reduced the operating margin by 0.7%. The incremental operating margin on overall sales growth in second quarter 2007 was 16%. Acquisition integration charges and Excel 07 charges in second quarter 2006 lowered the incremental operating margin by 2 percentage points. The incremental operating margin for acquired businesses was 21% in second quarter 2007.
Operating profit in first half 2007 increased 15% over first half 2006 primarily due to the same factors as in second quarter 2007. Operating profit in first half 2007 was reduced by acquisition integration charges of $23 compared to charges of $6 in first half 2006, which reduced the operating margin by 1.1% in 2007 and 0.3% in 2006. Operating profit in first half 2006 also was reduced by net costs of $13 related to the Excel 07 program, which reduced the operating margin by 0.6% in first half 2006.
On July 12, 2007, Eaton was selected by Sikorsky Aircraft Corporation, a subsidiary of United Technologies Corporation, to design, develop and supply the primary hydraulic power generation system and the fluid conveyance package for Sikorsky’s new military heavy lift helicopter, the CH-53K. Based on expected production of 156 helicopters for the U.S. Marine Corps, as well as anticipated foreign military sales, the revenues from the contract over the fifteen-year life of the program, and associated aftermarket sales, are anticipated to exceed $200.
On July 9, 2007, the Company was selected by Embraer, a Brazilian aircraft manufacturer, to provide the hydraulic power generation system for its Phenom 300 light jet program. The value of the award is estimated at $20 over the ten-year life of the program.
On March 16, 2007, Eaton acquired Argo-Tech, a U.S.-based aerospace business, which had sales of $206 in 2006. Argo-Tech is a leader in high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets.
Truck

	Three months ended June 30			Six months ended June 30
	2007	2006	(Decrease)	2007	2006	(Decrease)
Net sales	$498	$646	(23%)	$1,074	$1,253	(14%)
Operating profit	75	133	(44%)	182	250	(27%)
Operating margin	15.1%	20.6%		16.9%	20.0%

Sales of the Truck segment decreased 23% in second quarter 2007 from second quarter 2006. The reduction in sales reflected a 26% decline in sales volume, offset by a 3% increase from foreign exchange rates. The decline in sales was due to a decline in end-market demand, primarily in NAFTA heavy-duty truck production, which declined 51% in second quarter 2007 to 45,000 units. NAFTA medium-duty production was down 27%, European truck production was up 5%, Brazilian vehicle production was up 11%, and Brazil agricultural equipment production was up 30%. Sales in first half 2007 decreased 14% from first half 2006 primarily due to the same factors as in second quarter 2007. Eaton expects NAFTA heavy-duty truck production in third quarter 2007 to be similar to second quarter 2007.
Operating profit decreased 44% in second quarter 2007 from second quarter 2006, primarily due to the reduction in sales, partially offset by the benefits from the Excel 07 program. This business segment’s reconfigured manufacturing footprint, and its greater diversity of product offerings and operating geographies, allowed it to achieve an operating margin of 15.1% in second quarter 2007, which is particularly noteworthy given the 23% decline in sales in second quarter 2007. Operating profit in second quarter 2006 was reduced by acquisition integration charges of $2 related to the Pigozzi agricultural powertrain business, which reduced the operating margin by 0.3% in 2006. Operating profit in second quarter 2006 was also reduced by $7 of net pretax costs related to the Excel 07 program, which reduced the operating margin by 1.1% in 2006.
Operating profit in first half 2007 decreased 27% from first half 2006, primarily due to the same factors as in second quarter 2007. Operating profit in first half 2006 was reduced by acquisition integration charges of $4 related to Pigozzi, which reduced the operating margin by 0.3% in 2006. Operating profit in first half 2006 also was reduced by net costs of $9 related to the Excel 07 program, which reduced the operating margin in 2006 by 0.7%
Automotive

	Three months ended June 30			Six months ended June 30
	2007	2006	Increase	2007	2006	Increase
Net sales	$442	$413	7%	$854	$823	4%
Operating profit	62	39	59%	119	89	34%
Operating margin	14.0%	9.4%		13.9%	10.8%
The 7% increase in sales of the Automotive segment in second quarter 2007 over second quarter 2006 reflected a 4% increase from organic growth, 2% from foreign exchange rates, and 1% from acquisitions of businesses. In second quarter 2007, automotive production in NAFTA declined by 2% and European production increased by 1%, compared to second quarter 2006. Sales in first half 2007 were up 4% compared to first half 2006 primarily due to the same factors as in second quarter 2007. Automotive markets were sluggish in second quarter 2007 and are expected to remain so during the second half of 2007.
The 59% increase in operating profit in second quarter 2007 over second quarter 2006 was largely due to benefits from the Excel 07 program, sales growth in 2007, and $12 of net pretax costs in 2006 related to the Excel 07 program. Operating profit in second quarter 2006 was reduced by acquisition integration charges of $1, which reduced the operating margin by 0.2%. These charges related to the acquired operations of Morestana and Tractech. Net pretax costs of $12 related to the Excel 07 program in second quarter 2006 reduced the operating margin by 2.9%. The incremental operating margin on overall sales growth in second quarter 2007 was 79%.
Operating profit in first half 2007 increased 34% over first half 2006 primarily due to the same factors as in second quarter 2007. Operating profit in first half 2006 was reduced by acquisition integration charges of $3 related to Morestana and Tractech, which reduced the operating margin by 0.4%. Operating profit in first half 2006 also was reduced by net costs of $18 related to the Excel 07 program, which reduced the operating margin in 2006 by 2.2%.
On June 22, 2007, Eaton announced an agreement to sell the Mirror Controls Division for $111 to funds managed by Englefield Capital LLP. The transaction is expected to close during third quarter 2007. The operating results of this business are reported as Discontinued operations in the Statement of Consolidated Income, and are excluded from the business segment results discussed above.
On May 2, 2007, Eaton acquired the fuel components division of Saturn Electronics & Engineering, Inc., a U.S. designer and manufacturer of fuel containment/shutoff valves, emissions control valves and specialty actuators. This business had sales of $28 in 2006.

Changes in Financial Condition During 2007
Net working capital of $1,366 at June 30, 2007 increased by $248 from $1,118 at year-end 2006. The increase was largely due to the $280 increase in accounts receivable, primarily resulting from increased sales and the acquisition of Argo-Tech late in first quarter 2007; the $89 increase in inventories to support higher levels of sales and from the acquisition of Argo-Tech; the decrease of $284 in current portion of long-term debt due to the repayment of $286 of notes; and the net increase of $117 in several other working capital accounts. These increases were partially offset by the $291 decrease in cash and short-term investments, which reflected the use of these assets to partially fund operating, investing and financing activities, and an increase of $231 in short-term debt due to higher commercial paper borrowings to fund operations. The current ratio was 1.4 at June 30, 2007 and 1.3 at year-end 2006.
Net cash provided by operating activities in first half 2007 was $238 compared to $568 in first half 2006, or a net reduction of $330. The decrease was primarily due to a net change of $281 in working capital funding in 2007; an increase of $56 in 2007 in contributions made to the qualified pension plans in the United States and the United Kingdom; partially offset by higher net income of $19 in 2007 and other adjustments. Cash and short-term investments totaled $494 at June 30, 2007, down $291 from $785 at year-end 2006, reflecting the use of these assets to partially fund operating, investing and financing activities.
Total debt of $3,277 at June 30, 2007 increased $691 from $2,586 at year-end 2006. Changes in debt included the issuance in 2007 of $781 of long-term notes, combined with a net increase in commercial paper borrowings and other short-term debt of $657. These increases in debt were partially offset by the repayment of $765 of notes, commercial paper and other debt in 2007. The increase in total debt largely resulted from cash paid of $794 for acquisitions of businesses in 2007; lower net cash provided by operating activities of $330 in 2007, which was primarily due to higher working capital funding requirements in 2007; and the repurchase of 3.7 million Common Shares in first half 2007 for $309. The net-debt-to-capital ratio was 38.5% at June 30, 2007 compared to 30.5% at year-end 2006, reflecting the combined effect of the $691 increase in total debt in 2007, and the $291 decline in cash and short-term investments in 2007.
In February 2007, Eaton entered into a $750 short-term 364-day revolving credit agreement. In March, the Company issued a $281 note at 5.6% under this revolving credit agreement to partially finance the acquisition of Argo-Tech. In June, the Company refinanced that borrowing through the issuance of a $281 note. This note matures in June 2010 and bears interest at a floating rate based on LIBOR. With the issuance of this note, the aggregate amount of the commitment under the $750 short-term 364-day revolving credit agreement was reduced to $469. The Company does not have any borrowings outstanding under this revolving credit agreement. In March 2007, Eaton issued $250 of 5.3% notes due 2017 and $250 of 5.8% notes due 2037. The proceeds from the issuance of the notes were used to repay $263 of 6% notes due in 2007, and to repay commercial paper.
On January 22, 2007, Eaton announced it had authorized a 10 million Common Share repurchase program, replacing the 1.3 million shares remaining from the 10 million share repurchase authorization approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s Common Shares, the Company’s capital levels and other considerations. Under this authorization, 3.7 million shares were repurchased in the open market in first half 2007 at a total cost of $309. In mid-July 2007, the Company temporarily suspended this share repurchase program, as part of the financing plan related to the acquisition of the small systems business of Schneider Electric’s MGE UPS Systems for €425 million ($587). This transaction is expected to close by the end of October.
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
Item 4. Controls and Procedures
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman and Chief Executive Officer; President, and Richard H. Fearon - Executive Vice President — Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Eaton’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
During second quarter 2007, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer’s Purchases of Equity Securities
In second quarter 2007, Eaton repurchased 1.437 million Common Shares in the open market at a total cost of $131. A summary of the shares repurchased in second quarter 2007 follows:

			Total number of	Maximum number
			shares	(or approximate
			purchased as	dollar value ) of
	Total		part of publicly	shares that may yet
	number of	Average	announced	be purchased
	shares	price paid	plans or	under the plans or
Month	purchased	per share	programs	programs
April	170,800	$89.40	170,800	7,517,500
May	972,500	$91.40	972,500	6,545,000
June	294,000	$90.67	294,000	6,251,000

Total	1,437,300	$91.01	1,437,300

These shares were repurchased under the plan announced on January 22, 2007, when Eaton’s Board of Directors authorized a 10 million Common Share repurchase program, replacing the 1.3 million shares remaining for the 10 million share repurchase program approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s Common Shares, the Company’s capital levels and other considerations. In mid-July 2007, the Company temporarily suspended this share repurchase program, as part of the financing plan related to the acquisition of the small systems business of Schneider Electric’s MGE UPS Systems for €425 million ($587). This transaction is expected to close by the end of October.
Item 6. Exhibits
Exhibits — See Exhibit Index attached.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION Registrant

Date: August 7, 2007	/s/ Richard H. Fearon
Richard H. Fearon
Executive Vice President - Chief Financial and Planning Officer

Eaton Corporation
Second Quarter 2007 Report on Form 10-Q
Exhibit Index

3 (i)	Amended Articles of Incorporation (amended and restated as of April 27, 1994) filed as Exhibit 3(a) to the Form 10-K Report for the year ended December 31, 2002 and incorporated herein by reference

3 (ii)	Amended Regulations (amended and restated as of April 26, 2000) filed as Exhibit 3(b) to the Form 10-Q Report for the quarter ended June 30, 2000 and incorporated herein by reference

4	Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

10	Stock and Asset Purchase Agreement, dated as of August 3, 2007, among, Eaton Power Solutions SAS (Buyer), MGE Finances (Seller 1), and MGE UPS Systems (Seller 2)

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a))

31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a))

32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act)

32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act)