Form 10-Q
period 2007-09-30
EATON CORP
filed 2007-11-05
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
There were 145.8 million Common Shares outstanding as of September 30, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Eaton Corporation
Statements of Consolidated Income

	Three months ended		Nine months ended
	September 30		September 30
(Millions except for per share data)	2007	2006	2007	2006

Net sales	$3,298	$3,083	$9,659	$9,164

Cost of products sold	2,381	2,289	6,954	6,675
Selling & administrative expense	528	467	1,558	1,440
Research & development expense	88	84	258	243
Interest expense-net	37	25	108	81
Other expense (income)-net	1	(3)	(1)	(10)

Income from continuing operations before income taxes	263	221	782	735
Income taxes	25	11	75	75

Income from continuing operations	238	210	707	660
Income from discontinued operations	20	38	31	49

Net income	$258	$248	$738	$709

Net income per Common Share assuming dilution
Continuing operations	$1.59	$1.38	$4.71	$4.30
Discontinued operations	.12	.24	.20	.32

	$1.71	$1.62	$4.91	$4.62

Average number of Common Shares outstanding assuming dilution	150.4	153.0	150.2	153.4

Net income per Common Share basic
Continuing operations	$1.62	$1.40	$4.80	$4.38
Discontinued operations	.13	.25	.21	.32

	$1.75	$1.65	$5.01	$4.70

Average number of Common Shares outstanding basic	147.0	150.5	147.3	150.7

Cash dividends paid per Common Share	$.43	$.39	$1.29	$1.09
See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets

	Sept. 30,	Dec. 31,
(Millions)	2007	2006

ASSETS
Current assets
Cash	$171	$114
Short-term investments	568	671
Accounts receivable	2,220	1,928
Inventories	1,399	1,293
Deferred income taxes & other current assets	468	402

	4,826	4,408

Property, plant & equipment-net	2,252	2,271
Goodwill	3,486	3,034
Other intangible assets	1,391	969
Deferred income taxes & other assets	784	735

	$12,739	$11,417

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt, primarily commercial paper	$541	$490
Current portion of long-term debt	12	322
Accounts payable	1,126	1,050
Accrued compensation	320	305
Other current liabilities	1,154	1,123

	3,153	3,290

Long-term debt	2,547	1,774
Pension liabilities	862	942
Other postretirement liabilities	773	766
Other long-term liabilities	661	539
Shareholders’ equity	4,743	4,106

	$12,739	$11,417

See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

	Nine months ended
	September 30
(Millions)	2007	2006
Net cash provided by (used in) operating activities
Net income	$738	$709
Adjustments to reconcile to net cash provided by operating activities
Depreciation & amortization	344	322
Pension liabilities	150	155
Gains on sales of businesses	(41)	(34)
Changes in working capital, excluding acquisitions and sales of businesses	(235)	10
Voluntary contributions to United States & United Kingdom qualified pension plans	(171)	(114)
Other-net	(52)	(32)

	733	1,016

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(228)	(223)
Cash paid for acquisitions of businesses	(794)	(249)
Proceeds from sales of businesses	119	66
Sales (purchases) of short-term investments-net	162	(333)
Other-net	(30)	(51)

	(771)	(790)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months
Proceeds	1,311	617
Payments	(888)	(549)
Borrowings (payments) with original maturities of less than three months-net, primarily commercial paper	31	(89)
Cash dividends paid	(188)	(162)
Proceeds from exercise of employee stock options	130	86
Income tax benefit from exercise of employee stock options	39	22
Purchase of Common Shares	(340)	(132)

	95	(207)

Total increase in cash	57	19
Cash at beginning of year	114	110

Cash at end of period	$171	$129

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
Discontinued Automotive Operations
On August 27, 2007, Eaton sold the Mirror Controls Division of the Automotive segment for $111, resulting in a $20 after-tax gain, or $.12 per Common Share. In third quarter 2006, certain other businesses of the Automotive segment were sold for $64, resulting in a $35 after-tax gain, or $.23 per share. The gains on sale of the Mirror Controls Division and the businesses sold in 2006, and operating results of these businesses, are reported as Discontinued operations in the Statement of Consolidated Income.
Financial Presentation Changes
Certain amounts for 2006 have been reclassified to conform to the current year presentation.
Acquisitions of Businesses
In the first nine months of 2007 and full-year 2006, Eaton acquired certain businesses in separate transactions for a combined net cash purchase price of $794 in 2007 and $256 in 2006. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

Business
Acquired business	Date of acquisition	segment	Annual sales
Pulizzi Engineering A U.S. manufacturer of alternating current (AC) power distribution, AC power sequencing, redundant power and remote-reboot power management systems	June 19, 2007	Electrical	$12 for 2006

Technology and related assets of SMC Electrical Products, Inc.’s industrial medium-voltage adjustable frequency drive business	May 18, 2007	Electrical	None

Fuel components division of Saturn Electronics & Engineering, Inc. A U.S. designer and manufacturer of fuel containment and shutoff valves, emissions control valves and specialty actuators	May 2, 2007	Automotive	$28 for 2006

Aphel Technologies Limited A U.K.-based global supplier of high density, fault-tolerant power distribution solutions for datacenters, technical offices, laboratories and retail environments	April 5, 2007	Electrical	$12 for 2006

Argo-Tech
A U.S.-based manufacturer of high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets
	March 16, 2007	Fluid Power	$206 for 2006

Business
Acquired business	Date of acquisition	segment	Annual sales
Power Protection Business of Power Products Ltd. A Czech Republic distributor and service provider of Powerware® products and other uninterruptible power systems	February 7, 2007	Electrical	$3 for 2006

Schreder-Hazemeyer Eaton acquired the remaining 50% ownership of the Belgium manufacturer of low and medium voltage electrical distribution switchgear	December 1, 2006	Electrical	$9 for 2006

Diesel fuel processing technology & associated assets of Catalytica Energy Systems Inc. A U.S. developer of emission control solutions for trucks	October 26, 2006	Truck	None

Senyuan International Holdings Limited A China-based manufacturer of vacuum circuit breakers and other electrical switchgear components	September 14, 2006	Electrical	$47 for 2005

Ronningen-Petter business unit of Dover Resources, Inc. A U.S.-based manufacturer of industrial fine filters and components	September 5, 2006	Fluid Power	$30 for 2005

Synflex business unit of Saint-Gobain Performance Plastics Corp. A U.S.-based manufacturer of thermoplastic hose and tubing	March 31, 2006	Fluid Power	$121 for 2005

Marina Power & Lighting A U.S. manufacturer of marine duty electrical distribution products	March 24, 2006	Electrical	$11 for 2005
On October 31, 2007, the Company acquired the small systems business of Schneider Electric’s MGE UPS Systems for €425 million ($612). This business is a France-based global provider of power quality solutions including uninterruptible power supplies, power distribution units, static transfer switches and surge suppressors, and had sales of €167 million ($240) for the 12-month period ending September 30, 2007. This business will be integrated into the Electrical segment.
On October 19, 2007, Eaton acquired the assets of Babco Electric Group, an Alberta, Canada-based manufacturer of specialty low- and medium-voltage switchgear and electrical housings for use in the Canadian oil and gas industry and other harsh environments. This business had sales of $11 in the year ended April 30, 2007, and will be integrated into the Electrical segment.
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

			Plant
	Workforce Reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2007	1,076	$33	$22	$55
Liabilities recorded in 2007	221	9	44	53
Utilized in 2007	(547)	(14)	(48)	(62)

Balance at September 30, 2007	750	$28	$18	$46

The allocation of the purchase prices for businesses acquired in 2007, and certain acquisitions in 2006, are preliminary and because the Company is waiting for final valuation reports, may be subsequently adjusted.
Acquisition Integration Charges
In the first nine months of 2007 and 2006, Eaton incurred charges related to the integration of acquired businesses. Charges in 2007 related to the integration of primarily the following acquisitions: in the Electrical segment, Schreder-Hazemeyer, Senyuan and Powerware; in the Fluid Power segment, Argo-Tech, Synflex, PerkinElmer, Cobham and Hayward; and in the Automotive segment, Saturn and Tractech. Charges in 2006 related to the integration of primarily the following acquisitions: in the Electrical segment, Pringle and Powerware; in the Fluid Power segment, Synflex, PerkinElmer, Cobham, Hayward, Winner, and Walterscheid; in the Truck segment Pigozzi; and in the Automotive segment, Tractech and Morestana. A summary of these charges follows:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Electrical	$4	$1	$8	$6
Fluid Power	13	5	36	11
Truck		1		5
Automotive	1		1	3

Pretax charges	$18	$7	$45	$25

After-tax charges	$11	$5	$29	$17
Per Common Share	$.08	$.03	$.20	$.11
These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. The charges reduced Operating profit of the related business segment.
Plant Closing Charges
In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions concluded in 2006 intended to address resource levels and operating performance in businesses that under-performed in 2005, and businesses that were expected to weaken during second half 2006 and in 2007. As part of this program, charges were incurred related to plant closings in all four business segments, including three significant plant closings announced in third quarter 2006 for the heavy-duty truck transmission manufacturing plant in Manchester, United Kingdom; the engine valve actuation manufacturing plant in Saginaw, Michigan; and the engine valve manufacturing plant in Montornes del Valles, Spain. A summary of charges incurred by each segment related to these plant closings, including workforce reductions, plant integration and other charges follow:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Electrical	$4	$5
Fluid Power	9	19
Truck	22	25
Automotive	31	47

Pretax charges	$66	$96

The costs associated with these plant closings were included in the Statements of Consolidated Income primarily in Cost of products sold. In Business Segment Information, the charges reduced Operating profit of the related business segment.

Summary of Acquisition Integration and Plant Closing Charges
A summary of liabilities related to acquisition integration charges, and remaining liabilities for the plant closings related to the Excel 07 program that was implemented in 2006, follows:

			Plant
	Workforce Reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2007	1,603	$49	$6	$55
Charges recorded in 2007		2	46	48
Utilized in 2007	(899)	(30)	(50)	(80)

Balance at September 30, 2007	704	$21	$2	$23

Retirement Benefit Plans Expense
The components of retirement benefit expense for continuing operations follow:

	Three months ended September 30
			Other postretirement
	Pension benefits		benefits
	2007	2006	2007	2006
Service cost	$(37)	$(35)	$(3)	$(4)
Interest cost	(41)	(38)	(12)	(12)
Expected return on plan assets	45	42
Amortization	(19)	(17)	(3)	(4)

	(52)	(48)	(18)	(20)
Curtailment loss		(8)
Settlement loss	(11)	(11)

	$(63)	$(67)	$(18)	$(20)

	Nine months ended September 30
			Other postretirement
	Pension benefits		benefits
	2007	2006	2007	2006
Service cost	$(112)	$(108)	$(10)	$(11)
Interest cost	(122)	(111)	(35)	(36)
Expected return on plan assets	134	124
Amortization	(56)	(50)	(10)	(10)

	(156)	(145)	(55)	(57)
Curtailment loss	(1)	(10)		(1)
Settlement loss	(31)	(34)

	$(188)	$(189)	$(55)	$(58)

In January 2007, Eaton made a voluntary contribution of $150 to its United States qualified pension plan. In the first nine months of 2007, the Company also made voluntary contributions of $21 to its United Kingdom qualified pension plan.
Income Taxes
The U.S. Internal Revenue Service has completed its audit of tax years 2003 and 2004. Eaton and the U.S. Internal Revenue Service have reached agreement on all items. The agreement resulted in a refund to Eaton totaling $12 including interest.

The effective income tax rates for continuing operations for the third quarter and the first nine months of 2007 were 9.4% and 9.5%, respectively, compared to 5.1% and 10.2% for the same periods in 2006. In third quarter 2007, in addition to the resolution of the 2003 and 2004 U.S. tax years, the Company benefited from a change in state tax law and utilization of foreign tax credits from prior years. In the first nine months of 2007, in addition to the items affecting the third quarter, the period was favorably affected by state and foreign tax law changes and resolution of state and foreign audit and litigation matters. Excluding the benefits of these factors, the income tax rates for third quarter and first nine months of 2007 would have been 14.2% and 15.1%, respectively. The rates in 2007 also reflect the impact of higher earnings in international tax jurisdictions with lower income tax rates.
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
As of the adoption of FIN No. 48, the Company had gross unrecognized worldwide income tax benefits of $93. The majority of these unrecognized income tax benefits involve the Company’s foreign operations. Unrecognized income tax benefits for state and local issues comprise the next largest component. The net favorable impact on income tax expense would be $83 if all income tax benefits were recognized.
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
The Company or its subsidiaries file income tax returns in the United States and other foreign jurisdictions. The U.S. Internal Revenue Service has recently begun their examination of income tax years 2005 and 2006. With only a few exceptions, the Company is no longer subject to state and local income tax examinations for years before 2003, or foreign examinations for years before 2001. The Company is also under examination for the income tax filings in various state and foreign jurisdictions. As of the adoption of FIN No. 48, the Company did not anticipate any adjustments that would result in a material change in financial position.
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
Long-term Debt
In February 2007, Eaton entered into a $750 364-day revolving credit agreement. In March, the Company borrowed $281 at a 5.6% interest rate under this revolving credit agreement to partially finance the acquisition of Argo-Tech. In June, the Company refinanced that borrowing through the issuance of a $281 note. This note matures in June 2010 and bears interest at a floating rate based on LIBOR. With the issuance of this note, the aggregate amount of the commitment under the $750 364-day revolving credit agreement was reduced to $469. The Company does not have any borrowings outstanding under this revolving credit agreement. In March 2007, Eaton issued $250 of 5.3% notes due 2017 and $250 of 5.8% notes due 2037. The proceeds from the issuance of the notes were used to repay $263 of 6% notes due in 2007, and to repay commercial paper.

Common Shares
On January 22, 2007, Eaton announced it had authorized a 10 million Common Shares repurchase program, replacing the 1.3 million shares remaining from the 10 million shares repurchase authorization approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s Common Shares, the Company’s capital levels and other considerations. The number of Common Shares repurchased in the open market in the first nine months of 2007 and full-year 2006, and the total cost, follows:

	Shares repurchased		Cost
(Shares in millions)	2007	2006	2007	2006
First quarter	2.312		$178
Second quarter	1.437	0.895	131	$63
Third quarter	0.343	1.051	31	69
Fourth quarter		3.340		254

	4.092	5.286	$340	$386

In third quarter 2007, 0.5 million stock options were exercised resulting in cash proceeds of $19. In the first nine months of 2007, 3.5 million stock options were exercised resulting in cash proceeds of $130.
Net Income per Common Share
A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Income from continuing operations	$238	$210	$707	$660
Income from discontinued operations	20	38	31	49

Net income	$258	$248	$738	$709

Average number of Common Shares outstanding assuming dilution	150.4	153.0	150.2	153.4
Less dilutive effect of stock options	3.4	2.5	2.9	2.7

Average number of Common Shares outstanding basic	147.0	150.5	147.3	150.7

Net income per Common Share assuming dilution
Continuing operations	$1.59	$1.38	$4.71	$4.30
Discontinued operations	.12	.24	.20	.32

	$1.71	$1.62	$4.91	$4.62

Net income per Common Share basic
Continuing operations	$1.62	$1.40	$4.80	$4.38
Discontinued operations	.13	.25	.21	.32

	$1.75	$1.65	$5.01	$4.70

Comprehensive Income (Loss)
The components of comprehensive income (loss) follow:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Net income	$258	$248	$738	$709
Foreign currency translation	86	3	166	54
Pension and other postretirement liabilities, net of income taxes	12	(1)	44	(7)
Other	(1)	(1)	6

Comprehensive income	$355	$249	$954	$756

Inventories
The components of inventories follow:

	Sept. 30,	Dec. 31,
	2007	2006
Raw materials	$651	$570
Work-in-process & finished goods	859	825

Inventories at FIFO	1,510	1,395
Excess of FIFO over LIFO cost	(111)	(102)

	$1,399	$1,293

Business Segment Information

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Net sales
Electrical	$1,221	$1,076	$3,463	$3,081
Fluid Power	1,139	998	3,330	2,998
Truck	541	647	1,615	1,900
Automotive	397	362	1,251	1,185

	$3,298	$3,083	$9,659	$9,164

Operating profit
Electrical	$156	$116	$415	$332
Fluid Power	128	105	375	319
Truck	95	122	277	372
Automotive	45	3	164	92

Corporate
Amortization of intangible assets	(19)	(13)	(54)	(35)
Interest expense-net	(37)	(25)	(108)	(81)
Minority interest	(4)	(3)	(9)	(6)
Pension & other postretirement benefit expense	(42)	(40)	(123)	(120)
Stock option expense	(8)	(7)	(22)	(20)
Contribution to Eaton Charitable Fund	(16)		(16)
Other corporate expense—net	(35)	(37)	(117)	(118)

Income from continuing operations before income taxes	263	221	782	735
Income taxes	25	11	75	75

Income from continuing operations	238	210	707	660
Income from discontinued operations	20	38	31	49

Net income	$258	$248	$738	$709

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions, except for per share data (per share data assume dilution)
Overview of the Company
Eaton is a diversified industrial manufacturer with 2006 sales of $12.4 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The principal markets for the Electrical segment are industrial, non-residential and residential construction, commercial, government, institutional, and telecommunications customers. These customers are generally concentrated in North America, Europe and Asia/Pacific; however, sales are made globally, directly by Eaton and indirectly through distributors and manufacturers representatives to such customers. The principal markets for the Fluid Power segment are original equipment manufacturers and after-market customers of off-highway agricultural vehicles, construction vehicles, aircraft, and industrial and stationary equipment. These manufacturers are located globally and most sales of these products are made directly to such manufacturers. The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks and passenger cars. These manufacturers are located globally and most sales of these products are made directly to such manufacturers. The Company had 62,000 employees at the end of third quarter 2007 and had sales to customers in more than 140 countries.
Highlights of Results for 2007

	Three months ended September 30			Nine months ended September 30
	2007	2006	Increase	2007	2006	Increase
Continuing operations
Net sales	$3,298	$3,083	7%	$9,659	$9,164	5%
Gross profit	917	794	15%	2,705	2,489	9%
Percent of net sales	27.8%	25.8%		28.0%	27.2%
Income before income taxes	263	221	19%	782	735	6%
Income after income taxes	$238	$210	13%	$707	$660	7%
Income from discontinued operations	20	38		31	49

Net income	$258	$248	4%	$738	$709	4%

Net income per Common Share assuming dilution
Continuing operations	$1.59	$1.38	15%	$4.71	$4.30	10%
Discontinued operations	.12	.24		.20	.32

	$1.71	$1.62	6%	$4.91	$4.62	6%

Net sales in third quarter 2007 were a new record for Eaton. Sales growth of 7% in third quarter 2007 compared to third quarter 2006 consisted of 1% from organic growth, 3% from acquisitions of businesses and 3% from foreign exchange rates. Organic growth included 5% from outgrowing end markets, offset by a 4% decline in end markets, principally due to the anticipated sharp reduction in NAFTA heavy-duty truck production, which declined 55% in third quarter 2007 from third quarter 2006. Sales in the first nine of months of 2007 increased 5% over the first nine months of 2006, primarily due to the same factors as in third quarter 2007.

Gross profit increased 15% in third quarter 2007 compared to third quarter 2006 and improved to 27.8% of net sales, up from 25.8% of net sales in third quarter 2006. These increases were primarily due to sales growth of 7%; benefits from the Excel 07 program; benefits of integrating acquired businesses; continued productivity improvements driven by the Eaton Business System (EBS); and net pretax costs in third quarter 2006 related to the Excel 07 program. The Excel 07 program was a series of actions taken in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses that were expected to weaken during second half 2006 and 2007. The improvements in gross profit in third quarter 2007 were partially offset by higher prices paid for certain raw materials, supplies and basic metals, and higher acquisition integration charges in 2007 compared to third quarter 2006. The 9% increase in gross profit in the first nine months of 2007 compared to the first nine months of 2006 was primarily due to the same factors as in third quarter 2007.
Net income and net income per Common Share assuming dilution for third quarter 2007 and the first nine months of 2007 increased 4% and 6%, respectively, compared to the same periods in 2006. Net income per Common Share of $1.71 for third quarter 2007 was a new quarterly record for Eaton. The improvements in 2007 were primarily due to the factors that affected gross profit discussed above, and in addition, reflected an increase in selling and administrative expense; higher interest expense; a contribution to the Eaton Charitable Fund in third quarter 2007; and a lower after-tax gain on the sale of certain businesses of the Automotive segment in third quarter 2007 compared to a similar gain in third quarter 2006, all of which were reported as Discontinued operations in the Statements of Consolidated Income. Earnings per share in 2007 also benefited from the lower number of shares outstanding due to the repurchase of Common Shares in 2007 and 2006 exceeding shares issued from exercises of stock options.
In the first nine months of 2007, Eaton acquired certain businesses in separate transactions for a combined net cash purchase price of $794. The majority of the acquisition spending has been in two of the Company’s highest priority markets, aerospace and electrical power quality. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. These acquisitions are summarized below:

	Date of	Business	Annual
Acquired business	acquisition	segment	sales
Pulizzi Engineering A U.S. manufacturer of alternating current (AC) power distribution, AC power sequencing, redundant power and remote-reboot power management systems	June 19, 2007	Electrical	$12 for 2006

Technology and related assets of SMC Electrical Products, Inc.’s industrial medium-voltage adjustable frequency drive business	May 18, 2007	Electrical	None

Fuel components division of Saturn Electronics & Engineering, Inc. A U.S. designer and manufacturer of fuel containment and shutoff valves, emissions control valves and specialty actuators	May 2, 2007	Automotive	$28 for 2006

Aphel Technologies Limited A U.K.-based global supplier of high density, fault-tolerant power distribution solutions for datacenters, technical offices, laboratories and retail environments	April 5, 2007	Electrical	$12 for 2006

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

On October 31, 2007, the Company acquired the small systems business of Schneider Electric’s MGE UPS Systems for €425 million ($612). This business is a France-based global provider of power quality solutions including uninterruptible power supplies, power distribution units, static transfer switches and surge suppressors, and had sales of €167 million ($240) for the 12-month period ending September 30, 2007. This business will be integrated into the Electrical segment.
On October 19, 2007, Eaton acquired the assets of Babco Electric Group, an Alberta, Canada-based manufacturer of specialty low- and medium-voltage switchgear and electrical housings for use in the Canadian oil and gas industry and other harsh environments. This business had sales of $11 in the year ended April 30, 2007, and will be integrated into the Electrical segment.
On August 27, 2007, Eaton sold the Mirror Controls Division of the Automotive segment for $111, resulting in a $20 after-tax gain, or $.12 per Common Share. In third quarter 2006, certain other businesses of the Automotive segment were sold for $64, resulting in a $35 after-tax gain, or $.23 per share. The gains on sale of the Mirror Controls Division and the businesses sold in 2006, and operating results of these businesses, are reported as Discontinued operations in the Statement of Consolidated Income.
Net cash provided by operating activities in the first nine months of 2007 was $733 compared to $1,016 in the first nine months of 2006, or a net reduction of $283. The decrease was primarily due to a net change of $245 in working capital funding in 2007; an increase of $57 in 2007 in voluntary contributions made to the qualified pension plans in the United States and the United Kingdom; partially offset by higher net income of $29 in 2007 and other adjustments. Cash and short-term investments totaled $739 at September 30, 2007, down $46 from $785 at year-end 2006, reflecting the use of these assets to partially fund operating, investing and financing activities.
Total debt of $3,100 at September 30, 2007 increased $514 from $2,586 at year-end 2006. Changes in debt during 2007 included the issuance of $781 of long-term notes; commercial paper and other borrowings of $561; partially offset by the repayment of $888 of notes, commercial paper and other debt. The increase in total debt during 2007 largely resulted from cash paid of $794 for acquisitions of businesses in 2007; capital expenditures of $228; the repurchase of 4.1 million Common Shares in 2007 for $340; offset by net cash provided by operating activities of $733. The net-debt-to-capital ratio was 33.2% at September 30, 2007 compared to 30.5% at year-end 2006, reflecting the combined effect of the $514 increase in total debt in 2007, and the $46 decline in cash and short-term investments in 2007.
Net working capital of $1,673 at September 30, 2007 increased by $555 from $1,118 at year-end 2006. The increase was largely due to the $292 increase in accounts receivable, primarily resulting from increased sales and the acquisition of Argo-Tech late in first quarter 2007; the $106 increase in inventories to support higher levels of sales and from the acquisition of Argo-Tech; and the decrease of $310 in current portion of long-term debt due to the repayment of notes that matured. These increases were partially offset by the $46 decrease in cash and short-term investments, which reflected the use of these assets to partially fund operating, investing and financing activities; an increase of $51 in short-term debt due to higher commercial paper borrowings to fund operations; and the net decrease of $56 in several other working capital accounts. The current ratio was 1.5 at September 30, 2007 and 1.3 at year-end 2006.
On January 22, 2007, Eaton announced it had authorized a 10 million Common Shares repurchase program, replacing the 1.3 million shares remaining from the 10 million shares repurchase authorization approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s Common Shares, the Company’s capital levels and other considerations. Under the share repurchase program, 4.1 million shares were repurchased in the open market in the first nine months of 2007 at a total cost of $340.
In January 2007, the Company raised the quarterly dividend on its Common Shares by 10%, from $.39 per share to $.43 per share, effective with the February 2007 dividend.

As of mid-October 2007, due to the economic uncertainties triggered by the late summer turmoil in global credit markets, Eaton believes that its overall markets in fourth quarter 2007 will not improve as it had earlier anticipated. While the non-residential electrical, power quality, aerospace, and Brazilian vehicle and agricultural equipment markets remain strong, the NAFTA heavy-duty truck market is not rebounding as the Company had expected and the greater weakness in U.S. housing starts is negatively impacting Eaton’s residential electrical, hydraulics construction equipment, and NAFTA automotive businesses. In light of the conditions in the Company’s end markets, it anticipates that sales in fourth quarter 2007 will be about the same as in third quarter 2007. Further, while most plant and product line moves have gone according to plan, there have been delays in three moves in the hydraulics and aerospace businesses. The Company anticipates those moves should be back on schedule by the early part of 2008. As a result, in mid-October, Eaton made a slight adjustment to the midpoint of its guidance for full-year 2007 net income per Common Share, lowering it by $.05 per share. The Company now anticipates that net income per share for fourth quarter 2007 to be between $1.60 and $1.70 per share, after acquisition integration charges of $.05 per share. Net income per share for full year 2007 is expected to be between $6.50 to $6.60 per share, after acquisition integration charges of $.25 per share. This is $.40 per share above initial expectations in mid-January 2007.
Results of Operations — 2007 Compared to 2006

	Three months ended September 30			Nine months ended September 30
	2007	2006	Increase	2007	2006	Increase
Continuing operations
Net sales	$3,298	$3,083	7%	$9,659	$9,164	5%
Gross profit	917	794	15%	2,705	2,489	9%
Percent of net sales	27.8%	25.8%		28.0%	27.2%
Income before income taxes	263	221	19%	782	735	6%
Income after income taxes	$238	$210	13%	$707	$660	7%
Income from discontinued operations	20	38		31	49

Net income	$258	$248	4%	$738	$709	4%

Net income per Common Share assuming dilution
Continuing operations	$1.59	$1.38	15%	$4.71	$4.30	10%
Discontinued operations	.12	.24		.20	.32

	$1.71	$1.62	6%	$4.91	$4.62	6%

Net sales in third quarter 2007 were a new record for Eaton. Sales growth of 7% in third quarter 2007 compared to third quarter 2006 consisted of 1% from organic growth, 3% from acquisitions of businesses and 3% from foreign exchange rates. Organic growth included 5% from outgrowing end markets, offset by a 4% decline in end markets, principally due to the anticipated sharp reduction in NAFTA heavy-duty truck production, which declined 55% in third quarter 2007 from third quarter 2006. Sales in the first nine of months of 2007 increased 5% over the first nine months of 2006, primarily due to the same factors as in third quarter 2007.
Gross profit increased 15% in third quarter 2007 compared to third quarter 2006 and improved to 27.8% of net sales, up from 25.8% of net sales in third quarter 2006. These increases were primarily due to sales growth of 7%; benefits from the Excel 07 program; benefits of integrating acquired businesses; continued productivity improvements driven by the Eaton Business System (EBS); and net pretax costs of $76 in third quarter 2006 related to the Excel 07 program. The Excel 07 program was a series of actions taken in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses that were expected to weaken during second half 2006 and 2007. The improvements in gross profit in third quarter 2007 were partially offset by higher prices paid for certain raw materials, supplies and basic metals, and higher acquisition integration charges of $11 in 2007 compared to third quarter 2006. The 9% increase in gross profit in the first nine months of 2007 compared to the first nine months of 2006 was primarily due to the same factors as in third quarter 2007.

In the first nine months of 2007 and 2006, Eaton incurred charges related to the integration of acquired businesses. Charges in 2007 related to the integration of primarily the following acquisitions: in the Electrical segment, Schreder-Hazemeyer, Senyuan and Powerware; in the Fluid Power segment, Argo-Tech, Synflex, PerkinElmer, Cobham and Hayward; and in the Automotive segment, Saturn and Tractech. Charges in 2006 related to the integration of primarily the following acquisitions: in the Electrical segment, Pringle and Powerware; in the Fluid Power segment, Synflex, PerkinElmer, Cobham, Hayward, Winner, and Walterscheid; in the Truck segment Pigozzi; and in the Automotive segment, Tractech and Morestana. A summary of these charges follows:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Electrical	$4	$1	$8	$6
Fluid Power	13	5	36	11
Truck		1		5
Automotive	1		1	3

Pretax charges	$18	$7	$45	$25

After-tax charges	$11	$5	$29	$17
Per Common Share	$.08	$.03	$.20	$.11
These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. The charges reduced Operating profit of the related business segment.
In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions concluded in 2006 intended to address resource levels and operating performance in businesses that under-performed in 2005, and businesses that were expected to weaken during second half 2006 and in 2007. As part of this program, charges were incurred related to plant closings in all four business segments, including three significant plant closings announced in third quarter 2006 for the heavy-duty truck transmission manufacturing plant in Manchester, United Kingdom; the engine valve actuation manufacturing plant in Saginaw, Michigan; and the engine valve manufacturing plant in Montornes del Valles, Spain. The net costs of this program included plant closings, as well as costs of relocating product lines and other employee reductions, partially offset by savings generated from these actions. A summary of the net costs incurred by each business segment related to this program follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Electrical	$6	$5
Fluid Power	11	24
Truck	24	33
Automotive	34	52
Corporate	1	1

Pretax charges	$76	$115

Net costs associated with this program were included in the Statements of Consolidated Income primarily in Cost of products sold. The charges reduced Operating profit of the related business segment.

The U.S. Internal Revenue Service has completed its audit of tax years 2003 and 2004. Eaton and the U.S. Internal Revenue Service have reached agreement on all items. The agreement resulted in a refund to Eaton totaling $12 including interest. The effective income tax rates for continuing operations for the third quarter and the first nine months of 2007 were 9.4% and 9.5%, respectively, compared to 5.1% and 10.2% for the same periods in 2006. In third quarter 2007, in addition to the resolution of the 2003 and 2004 U.S. tax years, the Company benefited from a change in state tax law and utilization of foreign tax credits from prior years. In the first nine months of 2007, in addition to the items affecting the third quarter, the period was favorably affected by state and foreign tax law changes and resolution of state and foreign audit and litigation matters. Excluding the benefits of these factors, the income tax rates for third quarter and first nine months of 2007 would have been 14.2% and 15.1%, respectively. The rates in 2007 also reflect the impact of higher earnings in international tax jurisdictions with lower income tax rates.
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
On August 27, 2007, Eaton sold the Mirror Controls Division of the Automotive segment for $111, resulting in a $20 after-tax gain, or $.12 per Common Share. In third quarter 2006, certain other businesses of the Automotive segment were sold for $64, resulting in a $35 after-tax gain, or $.23 per share. The gains on sale of the Mirror Controls Division and the businesses sold in 2006, and operating results of these businesses, are reported as Discontinued operations in the Statement of Consolidated Income.
Net income and net income per Common Share assuming dilution for third quarter 2007 and the first nine months of 2007 increased 4% and 6%, respectively, compared to the same periods in 2006. Net income per Common Share of $1.71 for third quarter 2007 was a new quarterly record for Eaton. The improvements in 2007 were primarily due to sales growth; benefits from the Excel 07 program; benefits of integrating acquired businesses; continued productivity improvements driven by EBS; and net pretax costs of $76 in third quarter 2006 and $115 in the first nine months of 2006 related to the Excel 07 program, as described above. These improvements in 2007 were partially offset by higher acquisition integration charges of $11 in third quarter 2007 and $20 in the first nine months of 2007; higher prices paid for certain raw materials, supplies and basic metals; an increase in selling and administrative expense; higher interest expense; a contribution of $16 to the Eaton Charitable Fund in third quarter 2007; and an after-tax gain of $20 on the sale of certain businesses of the Automotive segment in third quarter 2007, which was $15 lower compared to a similar after-tax gain of $35 in third quarter 2006. The results of the Automotive businesses that were sold were reported as Discontinued operations in the Statements of Consolidated Income. Earnings per share in 2007 also benefited from the lower number of shares outstanding due to the repurchase of Common Shares in 2007 and 2006 exceeding shares issued from exercises of stock options.
Results by Business Segment
Electrical

	Three months ended September 30			Nine months ended September 30
	2007	2006	Increase	2007	2006	Increase
Net sales	$1,221	$1,076	13%	$3,463	$3,081	12%
Operating profit	156	116	34%	415	332	25%
Operating margin	12.8%	10.8%		12.0%	10.8%

Sales of the Electrical segment reached record levels in third quarter 2007. Of the 13% sales increase in third quarter 2007 over third quarter 2006, 9% was due to organic growth, 2% was from acquisitions of businesses, and 2% from foreign exchange rates. End markets for the Electrical segment grew about 8% in third quarter 2007 compared to third quarter 2006. The non-residential electrical and power quality markets recorded strong growth, offset by the decline in the U.S. residential electrical market, which was negatively impacted by weakness in U.S. housing starts. Sales in the first nine months of 2007 increased 12% over the first nine months of 2006 primarily due to the same factors as in third quarter 2007. Eaton expects the non-residential electrical and power quality markets to remain very strong, while the decline in the U.S. residential electrical market will be more prolonged than had been expected earlier in the year. As a result, the Company expects end market growth for the Electrical segment in fourth quarter 2007 to be similar to third quarter 2007.
Operating profit rose 34% in third quarter 2007 over third quarter 2006, and was also a new record for this segment. The operating margin of 12.8% was a significant improvement over 10.8% in third quarter 2006. The increase in operating profit was largely due to growth in sales; benefits from the Excel 07 program; benefits of integrating acquired businesses; continued productivity improvements; and $6 of net pretax costs in 2006 related to the Excel 07 program. Operating profit reflected acquisition integration charges of $4 in third quarter 2007 compared to charges of $1 in third quarter 2006, which reduced the operating margin by 0.3% in third quarter 2007 and 0.1% in third quarter 2006. Acquisition integration charges in 2007 primarily related to the integration of Schreder-Hazemeyer, Senyuan and Powerware, while charges in 2006 related to the integration of Pringle and Powerware. Net pretax costs of $6 related to the Excel 07 program in third quarter 2006 reduced the operating margin by 0.6%. The increase in operating profit for third quarter 2007 compared to the increase in sales for the quarter was 28%.
Operating profit in the first nine months of 2007 increased 25% over the first nine months of 2006 primarily due to the same factors as in third quarter 2007. Operating profit in the first nine months of 2007 was reduced by acquisition integration charges of $8 compared to charges of $6 in the first nine months of 2006, which reduced the operating margin by 0.2% in both 2007 and 2006. Net pretax costs of $5 related to the Excel 07 program in the first nine months of 2006 reduced the operating margin by 0.2%.
On October 31, 2007, the Company acquired the small systems business of Schneider Electric’s MGE UPS Systems for €425 million ($612). This business is a France-based global provider of power quality solutions including uninterruptible power supplies, power distribution units, static transfer switches and surge suppressors, and had sales of €167 million ($240) for the 12-month period ending September 30, 2007.
On October 19, 2007, Eaton acquired the assets of Babco Electric Group, an Alberta, Canada-based manufacturer of specialty low- and medium-voltage switchgear and electrical housings for use in the Canadian oil and gas industry and other harsh environments. This business had sales of $11 in the year ended April 30, 2007.
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

Fluid Power

	Three months ended September 30			Nine months ended September 30
	2007	2006	Increase	2007	2006	Increase
Net sales	$1,139	$998	14%	$3,330	$2,998	11%
Operating profit	128	105	22%	375	319	18%
Operating margin	11.2%	10.5%		11.3%	10.6%
The 14% increase in sales in third quarter 2007 over third quarter 2006 consisted of 7% from acquisitions of businesses, 4% from organic growth, and 3% from foreign exchange rates. Fluid Power markets grew 1% in third quarter 2007 compared to third quarter 2006, with global hydraulics shipments down 1%, commercial aerospace markets up 8%, defense aerospace markets up 1%, and European automotive production up 3%. The slight decline in the global hydraulics markets in third quarter 2007 was driven by the decline in construction equipment related to the slowdown in home construction in the U.S. and several other countries. Sales in the first nine months of 2007 increased 11% over the first nine months of 2006 primarily due to the same factors as in third quarter 2007. The Company expects global hydraulics markets to remain sluggish in fourth quarter 2007. The Company also expects growth for commercial aerospace markets to remain strong for the next several years, while growth in defense aerospace markets in the near future is expected to remain relatively modest.
Operating profit rose 22% in third quarter 2007 over third quarter 2006. The operating margin was 11.2% versus 10.5% in third quarter 2006. The increase in operating profit was due to growth in sales, including a more profitable mix of businesses; benefits from the Excel 07 program; benefits of integrating acquired businesses; overall improvement in operating efficiencies; and $11 of net pretax costs in 2006 related to the Excel 07 program. Operating profit reflected acquisition integration charges of $13 in third quarter 2007 compared to charges of $5 in third quarter 2006, which reduced the operating margin by 1.1% in third quarter 2007 and 0.5% in third quarter 2006. The acquisition integration charges in 2007 primarily related to the acquired operations of Argo-Tech, Synflex, PerkinElmer, Cobham, and Hayward. Charges in 2006 largely related to the acquired operations of Synflex, PerkinElmer, Cobham, Hayward, Winner and Walterscheid. Net pretax costs of $11 related to the Excel 07 program in third quarter 2006 reduced the operating margin by 1.1%. The increase in operating margin compared to the increase in sales for the quarter was 16%. The incremental operating margin for acquired businesses was 29% in third quarter 2007.
Operating profit in the first nine months of 2007 increased 18% over the first nine months of 2006 primarily due to the same factors as in third quarter 2007. Operating profit in the first nine months of 2007 was reduced by acquisition integration charges of $36 compared to charges of $11 in the first nine months of 2006, which reduced the operating margin by 1.1% in 2007 and 0.4% in 2006. Net pretax costs of $24 related to the Excel 07 program in the first nine months of 2006 reduced the operating margin by 0.8%.
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

Truck

	Three months ended September 30			Nine months ended September 30
	2007	2006	(Decrease)	2007	2006	(Decrease)
Net sales	$541	$647	(16%)	$1,615	$1,900	(15%)
Operating profit	95	122	(22%)	277	372	(26%)
Operating margin	17.6%	18.9%		17.2%	19.6%
Sales of the Truck segment decreased 16% in third quarter 2007 from third quarter 2006. The reduction in sales reflected a 20% decline in sales volume, offset by a 4% increase from foreign exchange rates. The decline in sales was due to a decline in end-market demand, primarily in NAFTA heavy-duty truck production, which declined 55% in third quarter 2007 compared to third quarter 2006. During third quarter 2007, NAFTA medium-duty production was down 38%, European truck production was down 4%, Brazilian vehicle production was up 23%, and Brazil agricultural equipment production was up 65%. Sales in the first nine months of 2007 decreased 15% from the first nine months of 2006 primarily due to the same factors as in third quarter 2007. Eaton expects NAFTA heavy-duty truck production to rise only modestly in fourth quarter 2007 and, as a result, full-year NAFTA heavy-duty truck production to be approximately 210,000 units. The lower volumes in the NAFTA heavy-duty truck market are being offset somewhat by strong conditions in the Brazilian vehicle and agricultural markets.
Operating profit decreased 22% in third quarter 2007 from third quarter 2006, primarily due to the reduction in sales, partially offset by the benefits from the Excel 07 program. The operating margin was 17.6% in third quarter 2007 versus 18.9% in 2006. Operating profit in third quarter 2006 was reduced by acquisition integration charges of $1 related to Pigozzi, which reduced the operating margin by 0.2% in 2006. Net pretax costs of $24 related to the Excel 07 program in third quarter 2006 reduced the operating margin by 3.7%. The majority of these costs resulted from the closing of the heavy-duty truck transmission manufacturing plant in Manchester, United Kingdom that was announced in third quarter 2006.
Operating profit in the first nine months of 2007 decreased 26% from the first nine months of 2006, primarily due to the same factors as in third quarter 2007. Operating profit in the first nine months of 2006 was reduced by acquisition integration charges of $5 related to Pigozzi, which reduced the operating margin by 0.3% in 2006. Net pretax costs of $33 related to the Excel 07 program in the first nine months of 2006 reduced the operating margin by 1.7%.
Automotive

	Three months ended September 30			Nine months ended September 30
	2007	2006	Increase	2007	2006	Increase
Net sales	$397	$362	10%	$1,251	$1,185	6%
Operating profit	45	3	1400%	164	92	78%
Operating margin	11.3%	0.8%		13.1%	7.8%
The 10% increase in sales of the Automotive segment in third quarter 2007 over third quarter 2006 reflected a 5% increase from organic growth, 3% from foreign exchange rates, and 2% from acquisitions of businesses. In third quarter 2007, automotive production in both North America and Europe increased by 3% compared to third quarter 2006. Traditionally sales for this segment are lower in the third quarter than in the second quarter as a result of the normal seasonal pattern of automotive industry production. Sales in the first nine months of 2007 were up 6% compared to the first nine months of 2006 primarily due to the same factors as in third quarter 2007. The North American automotive market is expected to weaken during the remainder of 2007.
Operating profit in third quarter 2007 increased $42 over third quarter 2006, largely due to $34 of net pretax costs in 2006 related to the Excel 07 program, benefits from the Excel 07 program, and sales growth in 2007. Operating profit in third quarter 2007 was reduced by acquisition integration charges of $1, which reduced the operating margin by 0.3% in 2007. These charges related to the acquired operations of Saturn and Tractech. Net pretax costs of $34 related to the Excel 07 program in third quarter 2006 reduced the operating margin by 9.4%. The majority of these costs resulted from the announcement in third quarter 2006 of the closing of the engine valve actuation manufacturing plant in Saginaw, Michigan and the engine valve manufacturing plant in Montornes del Valles, Spain.

Operating profit in the first nine months of 2007 increased 78% over the first nine months of 2006 primarily due to the same factors as in third quarter 2007. Operating profit in the first nine months of 2007 was reduced by acquisition integration charges of $1 compared to charges of $3 in the first nine months of 2006, which reduced the operating margin by 0.1% in 2007 and 0.3% in 2006. The acquisition integration charges in 2007 related to the acquired operations of Saturn and Tractech and, in 2006, to the acquired operations of Morestana and Tractech. Net pretax costs of $52 related to the Excel 07 program in the first nine months of 2006 reduced the operating margin by 4.4%.
On August 27, 2007, Eaton sold the Mirror Controls Division of the Automotive segment for $111, resulting in a $20 after-tax gain, or $.12 per Common Share. In third quarter 2006, certain other businesses of the Automotive segment were sold for $64, resulting in a $35 after-tax gain, or $.23 per share. The gains on sale of the Mirror Controls Division and the businesses sold in 2006, and operating results of these businesses, are reported as Discontinued operations in the Statement of Consolidated Income.
On May 2, 2007, Eaton acquired the fuel components division of Saturn Electronics & Engineering, Inc., a U.S. designer and manufacturer of fuel containment and shutoff valves, emissions control valves and specialty actuators. This business had sales of $28 in 2006.
Changes in Financial Condition During 2007
Net working capital of $1,673 at September 30, 2007 increased by $555 from $1,118 at year-end 2006. The increase was largely due to the $292 increase in accounts receivable, primarily resulting from increased sales and the acquisition of Argo-Tech late in first quarter 2007; the $106 increase in inventories to support higher levels of sales and from the acquisition of Argo-Tech; and the decrease of $310 in current portion of long-term debt due to the repayment of notes that matured. These increases were partially offset by the $46 decrease in cash and short-term investments, which reflected the use of these assets to partially fund operating, investing and financing activities; an increase of $51 in short-term debt due to higher commercial paper borrowings to fund operations; and the net decrease of $56 in several other working capital accounts. The current ratio was 1.5 at September 30, 2007 and 1.3 at year-end 2006.
Net cash provided by operating activities in the first nine months of 2007 was $733 compared to $1,016 in the first nine months of 2006, or a net reduction of $283. The decrease was primarily due to a net change of $245 in working capital funding in 2007; an increase of $57 in 2007 in voluntary contributions made to the qualified pension plans in the United States and the United Kingdom; partially offset by higher net income of $29 in 2007 and other adjustments. Cash and short-term investments totaled $739 at September 30, 2007, down $46 from $785 at year-end 2006, reflecting the use of these assets to partially fund operating, investing and financing activities.
Total debt of $3,100 at September 30, 2007 increased $514 from $2,586 at year-end 2006. Changes in debt during 2007 included the issuance of $781 of long-term notes; commercial paper and other borrowings of $561; partially offset by the repayment of $888 of notes, commercial paper and other debt. The increase in total debt during 2007 largely resulted from cash paid of $794 for acquisitions of businesses in 2007; capital expenditures of $228; the repurchase of 4.1 million Common Shares in 2007 for $340; offset by net cash provided by operating activities of $733. The net-debt-to-capital ratio was 33.2% at September 30, 2007 compared to 30.5% at year-end 2006, reflecting the combined effect of the $514 increase in total debt in 2007, and the $46 decline in cash and short-term investments in 2007.
In February 2007, Eaton entered into a $750 364-day revolving credit agreement. In March, the Company borrowed $281 at a 5.6% interest rate under this revolving credit agreement to partially finance the acquisition of Argo-Tech. In June, the Company refinanced that borrowing through the issuance of a $281 note. This note matures in June 2010 and bears interest at a floating rate based on LIBOR. With the issuance of this note, the aggregate amount of the commitment under the $750 364-day revolving credit agreement was reduced to $469. The Company does not have any borrowings outstanding under this revolving credit agreement. In March 2007, Eaton issued $250 of 5.3% notes due 2017 and $250 of 5.8% notes due 2037. The proceeds from the issuance of the notes were used to repay $263 of 6% notes due in 2007, and to repay commercial paper.

On January 22, 2007, Eaton announced it had authorized a 10 million Common Shares repurchase program, replacing the 1.3 million shares remaining from the 10 million shares repurchase authorization approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s Common Shares, the Company’s capital levels and other considerations. Under this authorization, 4.1 million shares were repurchased in the open market in the first nine months of 2007 at a total cost of $340.
In January 2007, the Company raised the quarterly dividend on its Common Shares by 10%, from $.39 per share to $.43 per share, effective for the February 2007 dividend.
Contractual Obligations
There have been no material changes to the table of contractual obligations presented on pages 65 and 66 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes the liability for unrecognized income tax benefits since the Company cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities. At January 1, 2007, the liability for unrecognized income tax benefits totaled $116, including interest and penalties of $23.
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
Item 4. Controls and Procedures
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman and Chief Executive Officer; President, and Richard H. Fearon - Executive Vice President — Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Eaton’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

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
During third quarter 2007, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer’s Purchases of Equity Securities
In third quarter 2007, Eaton repurchased 0.343 million Common Shares in the open market at a total cost of $31. A summary of the shares repurchased in third quarter 2007 follows:

Maximum number (or
			Total number of	approximate dollar
			shares purchased as	value) of shares
			part of publicly	that may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Month	shares purchased	per share	programs	plans or programs
August	343,200	$89.79	343,200	5,907,800
These shares were repurchased under the plan announced on January 22, 2007, when Eaton’s Board of Directors authorized a 10 million Common Shares repurchase program, replacing the 1.3 million shares remaining for the 10 million shares repurchase program approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s Common Shares, the Company’s capital levels and other considerations.
Item 6. Exhibits
Exhibits — See Exhibit Index attached.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION
Registrant
Date: November 5, 2007	/s/ Richard H. Fearon
Richard H. Fearon
Executive Vice President — Chief Financial and Planning Officer

Eaton Corporation
Third Quarter 2007 Report on Form 10-Q
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