Form 10-K
period 2007-12-31
EATON CORP
filed 2008-02-29
CIK 31277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2007
                      ------------------------------------

                          Commission file number 1-1396
                          -----------------------------

                                EATON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                   34-0196300
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

              Eaton Center
             Cleveland, Ohio                             44114-2584
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip code)

                                 (216) 523-5000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
     Title of each class                                   which registered
-----------------------------                        ---------------------------
Common Share ($.50 par value)                        The New York Stock Exchange
                                                     The Chicago Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes    X
                                                -----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. No   X
                                                       -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past ninety days. Yes   X
                          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes   X
               -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filer    X                Accelerated filer
                               -----                                -----
      Non-accelerated filer               Smaller reporting company
                               -----                                -----

                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). No   X
                           -----

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2007 was $13.6 billion.

As of January 31, 2008, there were 146.5 million Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 annual shareholders meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

Eaton Corporation (Eaton or Company) is a diversified industrial manufacturer having 2007 sales of $13.0 billion. Eaton was incorporated in Ohio in 1916, as a successor to a New Jersey company incorporated in 1911. The Company is a global leader in electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. Headquartered in Cleveland, Ohio, Eaton had 64,000 employees at year-end 2007 and sells products to customers in more than 150 countries. More information regarding the Company is available at http://www.eaton.com.

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

RECENT DEVELOPMENTS

In 2007, Eaton acquired certain businesses in separate transactions for a combined net cash purchase price of $1.433 billion. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows (in millions):

                                                              Date of          Business
Acquired business                                           acquisition        segment      Annual sales
-----------------                                       ------------------   -----------   --------------
Arrow Hose & Tubing Inc.                                 November 8, 2007    Fluid Power    $12 for 2006
   A Canada-based manufacturer of specialty
   thermoplastic hose and tubing for the industrial,
   food and beverage, and agricultural markets

MGE small systems UPS business from                      October 31, 2007     Electrical    $245 for the
Schneider Electric                                                                           year ended
   A France-based global provider of power quality                                          Sept. 30, 2007
   solutions including uninterruptible power supply
  (UPS) systems, power distribution units, static
   transfer switches and surge suppressors

Babco Electric Group                                     October 19, 2007     Electrical    $11 for the
   A Canada-based manufacturer of specialty low-                                            year ended
   and medium-voltage switchgear and electrical                                             April 30, 2007
   housings for use in the Canadian oil and gas
   industry and other harsh environments

Pulizzi Engineering                                        June 19, 2007      Electrical    $12 for 2006
   A U.S. manufacturer of alternating current (AC)
   power distribution, AC power sequencing,
   redundant power and remote-reboot power
   management systems

Technology and related assets of SMC Electrical            May 18, 2007       Electrical        None
Products, Inc.'s industrial medium-voltage adjustable
frequency drive business

Fuel components division of Saturn Electronics &            May 2, 2007       Automotive    $28 for 2006
Engineering, Inc.
   A U.S. designer and manufacturer of fuel
   containment and shutoff valves, emissions
   control valves and specialty actuators

                                                              Date of          Business
Acquired business                                           acquisition        segment      Annual sales
-----------------                                       ------------------   -----------   --------------
Aphel Technologies Limited                                 April 5, 2007      Electrical    $12 for 2006
   A U.K.-based global supplier of high density,
   fault-tolerant power distribution solutions for
   datacenters, technical offices, laboratories and
   retail environments

Argo-Tech Corporation                                      March 16, 2007    Fluid Power    $206 for 2006
   A U.S.-based manufacturer of high performance
   aerospace engine fuel pumps and systems,
   airframe fuel pumps and systems, and ground
   fueling systems for commercial and military
   aerospace markets

Power Protection Business of Power Products Ltd.         February 7, 2007     Electrical     $3 for 2006
   A Czech Republic distributor and service provider
   of Powerware(R) products and other uninterruptible
   power supply (UPS) systems

On December 20, 2007, Eaton announced it had reached an agreement to purchase The Moeller Group, a Germany-based business, for EURO 1.55 billion (U.S. $2.3 billion). This transaction is expected to close at the beginning of the second quarter of 2008. This business, which had sales of EURO 1.02 billion (U.S. $1.5 billion) for 2007, is a leading supplier of electrical components for commercial and residential building applications, and industrial controls for industrial equipment applications. The business will be integrated into the Electrical segment.

On December 20, 2007, Eaton announced a tender offer for all shares of Phoenixtec Power Company Ltd., a company listed on the Taiwan Stock Exchange. The tender offer closed on February 22, 2008, with 91% of Phoenixtec's shares having been tendered into the offer. Eaton acquired the tendered shares on February 26, 2008 and intends to take further steps to acquire all remaining shares. Once that has been accomplished, the Company expects to have paid a total purchase price, net of estimated cash and debt acquired, of $568 for Phoenixtec. This business, with sales of approximately $515 in 2007, manufactures single and three-phase uninterruptible power supply (UPS) systems. The business will be integrated into the Electrical segment.

In order to initially finance the acquisitions of The Moeller Group and Phoenixtec, on January 25, 2008, Eaton entered into a revolving credit agreement, in the amount of $3.0 billion, which may be used either to fund direct loans or to backstop commercial paper borrowings. The proceeds must be used to finance certain acquisitions including, but not limited to The Moeller Group and Phoenixtec. All amounts borrowed under the credit agreement, including commercial paper backstopped by this agreement, must be repaid by January 23, 2009, but may be repaid earlier at the Company's option or may be required to be repaid earlier in the event of a default. The commitment amount of the revolving credit agreement will be reduced by the net amount of any proceeds raised through certain future capital market transactions which may include, but are not limited to, debt or equity issuances. The credit agreement also includes covenants customary for transactions of this type with borrowers having capital structures similar to Eaton.

In light of its strong results and future prospects, on January 22, 2008 Eaton announced that it was increasing the quarterly dividend on its Common Shares by 16%, from $.43 per share to $.50 per share, effective for the February 2008 dividend. This is the fourth dividend increase within the last three years, reflecting Eaton's philosophy of growing its dividend in line with its long-term growth in earnings.

BUSINESS SEGMENT INFORMATION

Information by business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is presented in "Business Segment & Geographic Region Information" on pages 51 through 55. Additional information regarding Eaton's segments and business is presented below.

ELECTRICAL

Seasonal Fluctuations - Sales of this segment are historically lower in the first quarter and higher in the third and fourth quarters of a year.

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

Significant Customers - Approximately 67% of this segment's sales in 2007 were made to five large manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles.

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

Significant Customers - Approximately 59% of this segment's sales in 2007 were made to six large manufacturers of vehicles and components.

Competition - Principal methods of competition in this segment are product performance, service, and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

INFORMATION CONCERNING EATON'S BUSINESS IN GENERAL

RAW MATERIALS - Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, silver, molybdenum, titanium, vanadium, rubber, plastic and insulating materials. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers and, under normal circumstances, the Company has no difficulty obtaining them. In 2007, prices increased for some basic metals purchased by Eaton, in some cases dramatically, due to raw materials supply shortages resulting from higher global demand. The Company maintained appropriate levels of inventory to guard against basic metals shortages, and did not experience any general availability constraints in 2007.

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

ORDER BACKLOG - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of trucks, off-highway vehicles and passenger cars are historically subject to month-to-month releases by customers during each model year, these orders are not considered firm. In measuring backlog of orders, the Company includes only the amount of these orders released by customers as of the dates listed. Using this criterion, total backlog at December 31, 2007 and 2006 was approximately $3.2 billion and $2.2 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

RESEARCH AND DEVELOPMENT - Research and development expenses (in millions) for new products and improvement of existing products in 2007, 2006 and 2005 were $335, $315 and $279, respectively. Over the past five years, the Company has invested approximately $1.4 billion in research and development.

PROTECTION OF THE ENVIRONMENT - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify certain processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2008 and 2009. Information regarding the Company's liabilities related to environmental matters is presented in "Protection of the Environment" on page 43 and 44.

FOREIGN OPERATIONS - Financial information related to Eaton's foreign operations is presented in "Business Segment & Geographic Information" on page 53. Information regarding risks that may affect Eaton's foreign operations is presented in Item 1A of this Form 10-K Report.

ITEM 1A. RISK FACTORS

Among the risks that could materially adversely affect Eaton's businesses, financial condition or results of operations are the following:

DOWNTURNS IN THE END MARKETS THAT EATON SERVES MAY NEGATIVELY IMPACT EATON'S SEGMENT REVENUES AND PROFITABILITY.

Eaton's segment revenues, operating results and profitability have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by volatility in the end markets that Eaton serves. The Company has undertaken measures to reduce the impact of this volatility through diversification of markets it serves and expansion of geographic regions in which it operates. Future downturns in any of the markets that Eaton serves could adversely affect the Company's revenues, operating results and profitability.

EATON'S OPERATING RESULTS DEPEND IN PART ON CONTINUED SUCCESSFUL RESEARCH, DEVELOPMENT AND MARKETING OF NEW AND/OR IMPROVED PRODUCTS AND SERVICES, AND THERE CAN BE NO ASSURANCE THAT EATON WILL CONTINUE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS AND SERVICES.

The success of new and improved products and services depends on their initial and continued acceptance by Eaton's customers. The Company's businesses are affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. Eaton may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may prevent Eaton from recouping or realizing a return on the investments required to bring new products and services to market. The end result could be a negative impact on the Company's operating results.

EATON'S OPERATIONS DEPEND ON PRODUCTION FACILITIES THROUGHOUT THE WORLD, MANY OF WHICH ARE LOCATED OUTSIDE THE UNITED STATES AND ARE SUBJECT TO GREATER RISKS OF DISRUPTED PRODUCTION.

Eaton manages businesses with manufacturing facilities worldwide. In recent years, the Company's operations outside the United States have increased significantly in relative size in comparison to its total operations. The Company's manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns. Some of Eaton's non-United States manufacturing facilities also may be more susceptible to economic and political upheaval than Eaton's United States facilities. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate the Company for such losses.

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

Eaton's major requirements for raw materials are described above in Item 1 "Raw Materials". In 2007, prices increased for some basic metals purchased by Eaton, and in some cases, dramatically, due to raw materials supply shortages resulting from higher global demand. The Company maintained appropriate levels of inventory to guard against basic metals shortages, and did not experience any general availability constraints in 2007. Significant shortages in excess of those experienced in 2007 could affect the prices Eaton's affected businesses are charged and the competitive position of their products and services, all of which could adversely affect Eaton's results of operations.

EATON ENGAGES IN ACQUISITIONS AND JOINT VENTURES, AND MAY ENCOUNTER UNEXPECTED DIFFICULTIES IDENTIFYING, PRICING OR INTEGRATING THOSE BUSINESSES.

Eaton seeks to grow, in part, through strategic acquisitions and joint ventures, which are intended to complement or expand the Company's businesses, and will continue to do so in the future. The success of this strategy will depend on Eaton's ability to identify, price, finance and complete these transactions or arrangements. Success will also depend on the Company's ability to integrate the businesses acquired in these transactions and to develop satisfactory working arrangements with the Company's strategic partners in the joint ventures. Eaton may encounter unexpected difficulties in completing and integrating acquisitions with Eaton's existing operations, and in managing strategic investments. Furthermore, the Company may not realize the degree, or timing, of benefits Eaton anticipated when it first entered into a transaction. Any of the foregoing could adversely affect the Company's business and results of operations.

EATON MAY BE UNABLE TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, WHICH COULD AFFECT THE COMPANY'S ABILITY TO COMPETE.

Protecting Eaton's intellectual property rights is critical to its ability to compete and succeed. The Company owns a large number of United States and foreign patents and patent applications, as well as trademark and copyright registrations that are necessary, and contribute significantly, to the preservation of Eaton's competitive position in various markets. Although management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operations or financial position of Eaton or its business segments, there can be no assurance that any one, or more, of these patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. Eaton enters into confidentiality and invention assignment agreements with the Company's employees, and into non-disclosure agreements with Eaton's suppliers and appropriate customers so as to limit access to and disclosure of the Company's proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Moreover, the protection provided to Eaton's intellectual property by the laws and courts of foreign nations may not be as advantageous to Eaton as the remedies available under United States law.

EATON IS SUBJECT TO LITIGATION AND ENVIRONMENTAL REGULATIONS THAT COULD ADVERSELY IMPACT EATON'S BUSINESSES.

At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company's businesses, financial condition or results of operations. Information regarding the Company's current legal proceedings is presented in "Protection of the Environment" and "Contingencies" on page 43 and 44.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 203 locations in 30 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for operations, and these facilities are maintained in good condition.

ITEM 3. LEGAL PROCEEDINGS

Information regarding the Company's current legal proceedings is presented in "Protection of the Environment" and "Contingencies" on page 43 and 44.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of the Company is presented in Item 10 of this Form 10-K Report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Shares are listed for trading on the New York and Chicago stock exchanges. Information regarding cash dividends paid and the high and low market price per Common Share for each quarter in 2007 and 2006 is presented in "Quarterly Data" on page 79. At December 31, 2007, there were 8,501 holders of record of the Company's Common Shares. Additionally, 20,763 current and former employees were shareholders through participation in the Eaton Savings Plan
(ESP), Eaton Personal Investment Plan (EPIP), and the Eaton Electrical de Puerto Rico Inc. Retirement Savings Plan.

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.

ITEM 6. SELECTED FINANCIAL DATA

Information regarding selected financial data is presented in the "Ten-Year Consolidated Financial Summary" on page 80.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion & Analysis of Financial Condition & Results of Operations" is presented on pages 56 through 78.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk is presented in "Market Risk Disclosure" on page 70.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm, consolidated financial statements, and notes to consolidated financial statements are presented on pages 17 through 55.

Information regarding selected quarterly financial information for 2007 and 2006 is presented in "Quarterly Data" on page 79.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Chairman and Chief Executive Officer; President, and Richard H. Fearon - Executive Vice President - Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

"Management's Report on Internal Control Over Financial Reporting" is presented on page 20.

"Report of Independent Registered Public Accounting Firm" relating to internal control over financial reporting is presented on page 19.

Changes in Internal Control Over Financial Reporting - During fourth quarter 2007, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required with respect to the directors of the Company is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed on or about March 14, 2008, and is incorporated by reference.

A listing of the Company's executive officers, their ages, positions and offices held over the past five years, as of January 31, 2008, follows:

Name                 Age   Position (Date elected to position)
----                 ---   -----------------------------------
Alexander M. Cutler  56    Chairman and Chief Executive Officer;
                           President (August 1, 2000 - present)
                           Director (September 22, 1993 - present)

Richard H. Fearon    51    Executive Vice President - Chief Financial
                           and Planning Officer
                           (April 24, 2002 - present)

Craig Arnold         47    Senior Vice President and President -
                           Fluid Power Group
                           (October 25, 2000 - present)

Scott L. King        47    Senior Vice President and President -
                           Automotive Group
                           (July 1, 2007 - present)
                           Vice President and President -
                           Powertrain and Specialty Controls
                           (May 16, 2005 - June 30, 2007)
                           Vice President - Automotive Sales
                           and Marketing
                           (August 1, 2001 - May 15, 2005)

Randy W. Carson      57    Senior Vice President and President -
                           Electrical Group
                           (January 1, 2000 - present)

James E. Sweetnam    55    Senior Vice President and President -
                           Truck Group
                           (July 1, 2001 - present)

Susan J. Cook        60    Vice President - Human Resources
                           (January 16, 1995 - present)

Earl R. Franklin     64    Vice President and Secretary
                           (April 24, 2002 - present)

Mark M. McGuire      50    Vice President and General Counsel
                           (December 1, 2005 - present)
                           Vice President and Deputy General Counsel,
                           International Paper Company (2003 - 2005)
                           Associate General Counsel,
                           International Paper Company
                           (March 2001 - 2003)

Billie K. Rawot      56    Vice President and Controller
                           (March 1, 1991 - present)

Ken D. Semelsberger   46    Vice President - Corporate Development and
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

Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed on or about March 14, 2008, and is incorporated by reference.

The Company has adopted a Code of Ethics, which applies to the Directors, officers (including its Chairman and Chief Executive Officer, President, Executive Vice President-Chief Financial and Planning Officer, and Vice President and Controller) and employees worldwide. This document is available on the Company's website at http://www.eaton.com.

There were no changes during fourth quarter 2007 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Information related to the Company's Audit Committee, and members of the Committee that are financial experts, is set forth under the caption "Board Committees - Audit Committee" in the Company's definitive Proxy Statement to be filed on or about March 14, 2008, and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required with respect to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed on or about March 14, 2008, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required with respect to securities authorized for issuance under equity compensation plans is set forth under the caption "Equity Compensation Plans" on page 53 of the Company's definitive Proxy Statement to be filed on or about March 14, 2008, and is incorporated by reference.

Information required with respect to security ownership of certain beneficial owners, is set forth under the caption "Share Ownership Tables" in the Company's definitive Proxy Statement to be filed on or about March 14, 2008, and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Information required with respect to certain relationships and related transactions is set forth under the caption "Review of Related Person Transactions" in the Company's definitive Proxy Statement to be filed on or about March 14, 2008, and is incorporated by reference.

Information required with respect to director independence is set forth under the caption "Director Independence" in the Company's definitive Proxy Statement to be filed on or about March 14, 2008, and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required with respect to principal accountant fees and services is set forth under the caption "Audit Committee Report" in the Company's definitive Proxy Statement to be filed on or about March 14, 2008, and is incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) The report of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements, are included in Item 8 above:

          Report of Independent Registered Public Accounting Firm - Page 17

          Statements of Consolidated Income - Years ended December 31, 2007, 2006 and 2005 - Page 21

          Consolidated Balance Sheets - December 31, 2007 and 2006 - Page 22

          Statements of Consolidated Cash Flows - Years ended December 31, 2007, 2006 and 2005 - Page 23

          Statements of Consolidated Shareholders' Equity - Years ended December 31, 2007, 2006 and 2005 - Page 24 and 25

          Notes to Consolidated Financial Statements - Pages 26 through 55

     (2) Schedule I - Condensed Financial Information of the Registrant - Pages 81 through 86

          All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3)  Exhibits

          3 (i) Amended Articles of Incorporation (amended and restated April 27, 1994) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          3 (ii) Amended Regulations (amended and restated April 26, 2000) -
                 Incorporated by reference to the Form 10-Q Report for the six months ended June 30, 2000

          4 (a) Revolving Credit Agreement, dated as of January 25, 2008 among Eaton Corporation; the banks listed therein; Morgan Stanley Senior Funding, Inc. ("MSSF"), as Administrative Agent; MSSF; Citigroup Global Markets Inc., and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers and Citibank N.A. and JPMorgan Chase Bank, N.A. as Co-Syndication Agent - Incorporated by reference to the Form 8-K Report filed January 31, 2008

                 (Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt)

          10   Material contracts

               (a) Purchase Agreement between V.G.A.T. Investors, LLC and Eaton Corporation dated as of December 24, 2006 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

               (b) Tender Offer for all of the shares of Phoenixtec Power Company Ltd. announced on December 20, 2007 - Filed in conjunction with this Form 10-K Report

               (c) Share Purchase Agreement between Green Beta S.a.r.l. and Eaton Corporation dated December 20, 2007 - Filed in conjunction with this Form 10-K Report

               (d)  Executive Incentive Compensation Plan (effective January 1,
                    2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

               (e) 2005 Non-Employee Director Fee Deferral Plan (2008 restatement) - Filed in conjunction with this Form 10-K Report

               (f) Deferred Incentive Compensation Plan II (2008 restatement) - Filed in conjunction with this Form 10-K Report

               (g) Excess Benefits Plan II (2008 restatement) - Filed in conjunction with this Form 10-K Report

               (h) Incentive Compensation Deferral Plan II (2008 restatement) - Filed in conjunction with this Form 10-K Report

               (i) Limited Eaton Service Supplemental Retirement Income Plan II (2008 restatement) - Filed in conjunction with this Form 10-K Report

               (j) Supplemental Benefits Plan II (2008 restatement) - Filed in conjunction with this Form 10-K Report

               (k) Form of Restricted Share Unit Agreement (2 year vesting) - Filed in conjunction with this Form 10-K Report

               (l) Form of Restricted Share Unit Agreement (4 year vesting) - Filed in conjunction with this Form 10-K Report

               (m) Form of Restricted Share Agreement (2 year vesting) - Filed in conjunction with this Form 10-K Report

               (n) Form of Restricted Share Agreement (4 year vesting) - Filed in conjunction with this Form 10-K Report

               (o) Form of Stock Option Agreement for Executives (2008) - Filed in conjunction with this Form 10-K Report

               (p) Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

               (q)  Form of Stock Option Agreement for Non-Employee Directors
                    (2008) - Filed in conjunction with this Form 10-K Report

               (r) 2004 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

               (s) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002, February 24, 2004,
                    December 8, 2004 and, in certain respects, January 1, 2005)
                    - Filed in conjunction with this Form 10-K Report

               (t) Limited Eaton Service Supplemental Retirement Income Plan (amended and restated January 1, 2003) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

               (u) Vehicle Allowance Program (effective January 1, 2003) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2003

               (v) 2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

               (w) 1996 Non-Employee Director Fee Deferral Plan (amended and restated effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

               (x) Form of Change of Control Agreement entered into with officers of Eaton Corporation - Filed in conjunction with this Form 10-K Report

               (y) Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

               (z) Form of Indemnification Agreement entered into with directors of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed January 26, 2007

               (aa) Executive Strategic Incentive Plan I (amended and restated
                    January 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

               (bb) Executive Strategic Incentive Plan II (effective January 1,
                    2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

               (cc) Deferred Incentive Compensation Plan (amended and restated
                    March 31, 2000) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

               (dd) 1998 Stock Plan - Incorporated by reference to the
                    definitive Proxy Statement dated March 13, 1998

               (ee) Incentive Compensation Deferral Plan (amended and restated
                    October 1, 1997) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

               (ff) Trust Agreement - Officers and Employees (dated December 6,
                    1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

               (gg) Trust Agreement - Non-employee Directors (dated December 6,
                    1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

               (hh) 1995 Stock Plan - Incorporated by reference to the Form 10-K
                    Report for the year ended December 31, 2002

               (ii) Group Replacement Insurance Plan (GRIP) (effective June 1,
                    1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

               (jj) 1991 Stock Option Plan - Incorporated by reference to the
                    Form 10-K Report for the year ended December 31, 2002

               (kk) Excess Benefits Plan (amended and restated effective January
                    1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

               (ll) Supplemental Benefits Plan (amended and restated January 1,
                    1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

               (mm) Eaton Corporation Board of Directors Policy on Incentive
                    Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results - Filed in conjunction with this Form 10-K Report

          12 Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report

          14 Code of Ethics - Incorporated by reference to the definitive Proxy Statement to be filed on or about March 14, 2008

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

          31.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report

          31.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report

          32.1 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report

          32.2 Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report

     (b)  Exhibits

          Certain exhibits required by this portion of Item 15 are filed as a separate section of this Form 10-K Report.

     (c)  Financial Statement Schedules

          Schedule I - Condensed Financial Information of the Registrant

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

                                        Eaton Corporation
                                        -----------------
                                        Registrant


Date: February 26, 2008                 /s/ Richard H. Fearon
                                        ----------------------------------------
                                        Richard H. Fearon
                                        Executive Vice President -
                                        Chief Financial and Planning Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 26, 2008

Signature               Title
---------               -----



*
---------------------
Alexander M. Cutler     Chairman and Chief
                        Executive Officer;
                        President; Director

*
---------------------
Billie K. Rawot         Vice President
                        and Controller;
                        Principal Accounting
                        Officer

*                                               *
---------------------                           ---------------------
Christopher M. Connor   Director                Michael J. Critelli     Director


*                                                *
---------------------                           ---------------------
Charles E. Golden       Director                Ernie Green             Director


                                                 *
---------------------                           ---------------------
Ned C. Lautenbach       Director                Deborah L. McCoy        Director


*                                                *
---------------------                           ---------------------
John R. Miller          Director                Gregory R. Page         Director


                                                *
---------------------                           ---------------------
Victor A. Pelson        Director                Gary L. Tooker          Director



*By /s/ Richard H. Fearon
    --------------------------------------
    Richard H. Fearon, Attorney-in-Fact
    for the officers and directors signing
    in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Eaton Corporation

We have audited the accompanying consolidated balance sheets of Eaton Corporation as of December 31, 2007 and 2006, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements, effective December 31, 2006, Eaton Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 158,"Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)".

As discussed in "Stock Options" in the Notes to the Consolidated Financial Statements, effective January 1, 2006, Eaton Corporation adopted SFAS No. 123(R), "Share-Based Payment".

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eaton Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.


ERNST & YOUNG LLP

Cleveland, Ohio
February 26, 2008

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation included herein for the three years ended December 31, 2007. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those financial statements is included herein.

Eaton has high standards of ethical business practices supported by the Eaton Code of Ethics and corporate policies. Careful attention is given to selecting, training and developing personnel, to ensure that management's objectives of establishing and maintaining adequate internal controls and unbiased, uniform reporting standards are attained. Our policies and procedures provide reasonable assurance that operations are conducted in conformity with applicable laws and with the Company's commitment to a high standard of business conduct.

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


ALEXANDER M. CUTLER   RICHARD H. FEARON              BILLIE K. RAWOT
Chairman and Chief    Executive Vice President -     Vice President and
Executive Officer;    Chief Financial and Planning   Controller
President             Officer

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Eaton Corporation

We have audited Eaton Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eaton Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Eaton Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eaton Corporation as of December 31, 2007 and 2006, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 26, 2008 expressed an unqualified opinion thereon.


ERNST & YOUNG LLP

Cleveland, Ohio
February 26, 2008

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).

Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework". Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. This report is included herein.


ALEXANDER M. CUTLER   RICHARD H. FEARON              BILLIE K. RAWOT
Chairman and Chief    Executive Vice President -     Vice President and
Executive Officer;    Chief Financial and Planning   Controller
President             Officer

February 26, 2008

EATON CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

                                                                    Year ended December 31
                                                                ------------------------------
(Millions except for per share data)                              2007       2006       2005
                                                                --------   --------   --------
NET SALES                                                       $ 13,033   $ 12,232   $ 10,874

Cost of products sold                                              9,382      8,949      7,830
Selling & administrative expense                                   2,139      1,939      1,746
Research & development expense                                       335        315        279
Interest expense-net                                                 147        105         90
Other income-net                                                     (11)       (45)       (35)
                                                                --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              1,041        969        964
Income taxes                                                          82         72        181
                                                                --------   --------   --------
INCOME FROM CONTINUING OPERATIONS                                    959        897        783
Income from discontinued operations                                   35         53         22
                                                                --------   --------   --------
NET INCOME                                                      $    994   $    950   $    805
                                                                ========   ========   ========

NET INCOME PER COMMON SHARE ASSUMING DILUTION
   Continuing operations                                        $   6.38   $   5.87   $   5.08
   Discontinued operations                                           .24        .35        .15
                                                                --------   --------   --------
                                                                $   6.62   $   6.22   $   5.23
                                                                ========   ========   ========
Average number of Common Shares outstanding assuming dilution      150.3      152.9      154.0

NET INCOME PER COMMON SHARE BASIC
   Continuing operations                                        $   6.51   $   5.97   $   5.21
   Discontinued operations                                           .24        .35        .15
                                                                --------   --------   --------
                                                                $   6.75   $   6.32   $   5.36
                                                                ========   ========   ========
Average number of Common Shares outstanding basic                  147.3      150.2      150.2

CASH DIVIDENDS PAID PER COMMON SHARE                            $   1.72   $   1.48   $   1.24

The notes on pages 26 to 55 are an integral part of the consolidated financial statements.

EATON CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                        December 31
                                                                                 -------------------------
(Millions of dollars)                                                                2007         2006
                                                                                 -----------   -----------
ASSETS
Current assets
   Cash                                                                            $    142      $    114
   Short-term investments                                                               504           671
   Accounts receivable                                                                2,208         1,928
   Inventories                                                                        1,483         1,293
   Deferred income taxes                                                                291           267
   Other current assets                                                                 139           135
                                                                                   --------      --------
                                                                                      4,767         4,408
                                                                                   --------      --------
Property, plant & equipment
   Land & buildings                                                                   1,175         1,083
   Machinery & equipment                                                              4,067         3,863
                                                                                   --------      --------
                                                                                      5,242         4,946
   Accumulated depreciation                                                          (2,909)       (2,675)
                                                                                   --------      --------
                                                                                      2,333         2,271
Goodwill                                                                              3,982         3,034
Other intangible assets                                                               1,557           969
Deferred income taxes & other assets                                                    791           735
                                                                                   --------      --------
                                                                                   $ 13,430      $ 11,417
                                                                                   ========      ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt                                                                 $    825      $    490
   Current portion of long-term debt                                                    160           322
   Accounts payable                                                                   1,170         1,050
   Accrued compensation                                                                 355           305
   Other current liabilities                                                          1,149         1,123
                                                                                   --------      --------
                                                                                      3,659         3,290
                                                                                   --------      --------
Long-term debt                                                                        2,432         1,774
Pension liabilities                                                                     681           942
Other postretirement liabilities                                                        772           766
Other long-term liabilities                                                             714           539

Shareholders' equity
   Common Shares (146.0 million outstanding in 2007 and 146.3 million in 2006)           73            73
   Capital in excess of par value                                                     2,290         2,114
   Retained earnings                                                                  3,257         2,796
   Accumulated other comprehensive loss                                                (423)         (849)
   Deferred compensation plans                                                          (25)          (28)
                                                                                   --------      --------
                                                                                      5,172         4,106
                                                                                   --------      --------
                                                                                   $ 13,430      $ 11,417
                                                                                   ========      ========

The notes on pages 26 to 55 are an integral part of the consolidated financial statements.

EATON CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                     Year ended December 31
                                                                                  ---------------------------
(Millions)                                                                          2007      2006      2005
                                                                                  -------   -------   -------
Net cash provided by (used in) operating activities
   Net income                                                                     $   994   $   950   $   805
   Adjustments to reconcile to net cash provided by operating activities
      Depreciation & amortization                                                     469       434       409
      Deferred income taxes                                                           (51)       37       (20)
      Pension liabilities                                                             206       198       145
      Gains on sales of businesses                                                    (46)      (56)
      Other long-term liabilities                                                     (25)      (45)        4
      Other non-cash items in income                                                   38        33        (1)
      Changes in working capital, excluding acquisitions &  sales of businesses
         Accounts receivable                                                          (72)      (40)     (104)
         Inventories                                                                  (79)     (129)      (28)
         Accounts payable                                                              (7)      185        25
         Accrued income & other taxes                                                 (41)     (149)       27
         Other current liabilities                                                    (36)       72       (29)
         Other working capital accounts                                                27        77       (37)
      Voluntary contributions to United States & United Kingdom qualified
         pension plans                                                               (180)     (119)      (64)
      Other-net                                                                       (36)      (17)        3
                                                                                  -------   -------   -------
                                                                                    1,161     1,431     1,135
                                                                                  -------   -------   -------
Net cash provided by (used in) investing activities
   Expenditures for property, plant & equipment                                      (354)     (360)     (363)
   Cash paid for acquisitions of businesses                                        (1,433)     (256)     (911)
   Proceeds from sales of businesses                                                  119        65
   Sales (purchases) of short-term investments-net                                    247      (418)       (4)
   Other-net                                                                          (39)      (42)       10
                                                                                  -------   -------   -------
                                                                                   (1,460)   (1,011)   (1,268)
                                                                                  -------   -------   -------
Net cash provided by (used in) financing activities
   Borrowings with original maturities of more than three months
      Proceeds                                                                      1,652       706       393
      Payments                                                                       (979)     (617)      (63)
   Borrowings with original maturities of less than three months-net,
      primarily commercial paper                                                       62       (35)      392
   Cash dividends paid                                                               (251)     (220)     (184)
   Proceeds from exercise of employee stock options                                   141       108        68
   Income tax benefit from exercise of employee stock options                          42        28
   Purchase of Common Shares                                                         (340)     (386)     (450)
   Other                                                                                                    2
                                                                                  -------   -------   -------
                                                                                      327      (416)      158
                                                                                  -------   -------   -------
Total increase in cash                                                                 28         4        25
Cash at beginning of year                                                             114       110        85
                                                                                  -------   -------   -------
Cash at end of year                                                               $   142   $   114   $   110
                                                                                  =======   =======   =======

The notes on pages 26 to 55 are an integral part of the consolidated financial statements.

EATON CORPORATION
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                           Accumulated
                                                        Common Shares Capital in              other       Deferred       Total
                                                       --------------  excess of Retained comprehensive compensation Shareholders'
(Millions)                                             Shares Dollars  par value earnings      loss         plans        equity
                                                       ------ ------- ---------- -------- ------------- ------------ -------------
Balance at January 1, 2005                             153.3    $77     $1,993    $2,112      $(538)        $(38)       $3,606
Net income                                                                           805                                   805
Foreign currency translation and related hedging
   instruments (including income taxes of $33)                                                  (53)                       (53)
Deferred gain on cash flow hedges (net of income taxes
   of $2)                                                                                         6                          6
Minimum pension liability (net of income tax benefits
   of $36)                                                                                      (64)                       (64)
                                                                                                                        ------
Other comprehensive loss                                                                                                  (111)
                                                                                                                        ------
Total comprehensive income                                                                                                 694
Cash dividends paid                                                                 (184)                                 (184)
Issuance of shares under employee benefit plans,
   including income tax benefit                          2.1      1        104        (2)                     10           113
Issuance of shares to trust                               .1                 8                                (8)            0
Purchase of shares                                      (7.0)    (4)       (92)     (354)                                 (450)
Other-net                                                                             (1)                                   (1)
                                                       -----    ---     ------    ------      -----         ----        ------
Balance at December 31, 2005                           148.5     74      2,013     2,376       (649)         (36)        3,778
Net income                                                                           950                                   950
Foreign currency translation and related hedging
   instruments (including income tax benefits of $16)                                            95                         95
Deferred loss on cash flow hedges (net of income tax
   benefits of $3)                                                                               (5)                        (5)
Minimum pension liability (net of income tax benefits
   of $1)                                                                                        (8)                        (8)
                                                                                                                        ------
Other comprehensive income                                                                                                  82
                                                                                                                        ------
Total comprehensive income                                                                                               1,032
Adjustment to initially apply SFAS No. 158
   Pensions (net of income tax benefits of $85)                                                (163)                      (163)
   Other postretirement benefits (net of income tax
      benefits of $119)                                                                        (119)                      (119)
Cash dividends paid                                                                 (220)                                 (220)
Issuance of shares under employee benefit plans,
   including income tax benefit                          3.1      2        176        (2)                     13           189
Purchase of shares by trust                                                                                   (5)           (5)
Purchase of shares                                      (5.3)    (3)       (75)     (308)                                 (386)
                                                       -----    ---     ------    ------      -----         ----        ------

Balance at December 31, 2006                           146.3     73      2,114     2,796       (849)         (28)        4,106
Net income                                                                           994                                   994
Foreign currency translation and related hedging
   instruments (including income taxes of $14)                                                  212                        212
Deferred loss on cash flow hedges (net of income tax
   benefits of $3)                                                                               (5)                        (5)
Pensions (net of income taxes of $101)                                                          214                        214
Other postretirement benefits (net of income taxes
   of $8)                                                                                         5                          5
                                                                                                                        ------
Other comprehensive income                                                                                                 426
                                                                                                                        ------
Total comprehensive income                                                                                               1,420
Cash dividends paid                                                                 (251)                                 (251)
Issuance of shares under employee benefit plans,
   including income tax benefit                          3.7      2        237        (5)                      8           242
Purchase of shares by trust                                                                                   (5)           (5)
Purchase of shares                                      (4.0)    (2)       (61)     (277)                                 (340)
                                                       -----    ---     ------    ------      -----         ----        ------
Balance at December 31, 2007                           146.0    $73     $2,290    $3,257      $(423)        $(25)       $5,172
                                                       =====    ===     ======    ======      =====         ====        ======

The notes on pages 26 to 55 are an integral part of the consolidated financial statements.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for substantially all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in Accumulated other comprehensive income (loss) in Shareholders' equity. Gains and losses related to foreign currency transactions are recorded in Other income-net in the Statements of Consolidated Income.

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

DEPRECIATION & AMORTIZATION

Depreciation and amortization are computed by the straight-line method for financial statement purposes. Cost of buildings is depreciated over 40 years and machinery and equipment over principally 3 to 10 years. At December 31, 2007, the weighted-average amortization periods for intangible assets subject to amortization were 14 years for patents, 19 years for manufacturing technology and 21 years for customer relationships. Software is amortized over a range of 3 to 7 years.

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

FINANCIAL INSTRUMENTS

In the normal course of business, Eaton is exposed to fluctuations in interest rates, foreign currency exchange rates, and commodity prices. The Company uses various financial instruments, primarily interest rate swaps, foreign currency forward exchange contracts, foreign currency swaps and, to a minor extent, commodity futures contracts, to manage exposure to price fluctuations.

Financial instruments used by Eaton are straightforward, non-leveraged instruments for which quoted market prices are readily available from a number of independent sources. The risk of credit loss is deemed to be remote, because the counterparties to these instruments are major international financial institutions with strong credit ratings and because of the Company's control over the size of positions entered into with any one counterparty. Such financial instruments are not bought and sold solely for trading purposes, except for nominal amounts authorized under limited, controlled circumstances. No such financial instruments were purchased or sold for trading purposes in 2007, 2006 and 2005.

All derivative financial instruments are recognized as either assets or liabilities on the Consolidated balance sheet and are measured at fair value. Accounting for the gain or loss resulting from the change in the financial instrument's fair value depends on whether it has been designated, and is effective, as a hedge and, if so, on the nature of the hedging activity. Financial instruments can be designated as hedges of changes in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability; as hedges of variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability; or as hedges of foreign currency exposure from a net investment in one of the Company's foreign operations. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of Accumulated other comprehensive income (loss) in Shareholders' equity and subsequently recognized in net income when the hedged item affects net income. The ineffective portion of the change in fair value of a financial instrument is recognized in income immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in net income.

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

ASSET RETIREMENT OBLIGATIONS

A conditional asset retirement obligation is recognized at fair value when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. Eaton believes that for substantially all of its asset retirement obligations, there is an indeterminate settlement date because the range of time over which the Company may settle the obligation is unknown or cannot be estimated. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability's fair value.

STOCK OPTIONS GRANTED TO EMPLOYEES & DIRECTORS

As described in "Stock Options" in the Notes below, effective January 1, 2006, in accordance with SFAS No. 123(R), "Share-Based Payment", Eaton began to record compensation expense under the "fair-value-based" method of accounting for stock options granted to employees and directors. The Company adopted SFAS No. 123(R) using the "modified prospective application" method and, consequently, financial results for periods prior to 2006 were not restated for this accounting change. Under the modified prospective method, compensation expense for stock options includes expense for all options granted prior to, but not yet vested as of the end of 2005, and expense for options granted beginning in 2006, based on the grant date fair value of the options. Expense is recognized on a straight-line basis over the period the employee or director is required to provide service in exchange for the award. Prior to 2006, as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", stock options were accounted for using the intrinsic-value-based method in Accounting Principles Board (APB) Opinion No.
25. Under that method, no compensation expense was recognized on the grant date, since on that date the exercise price of the option equaled the market price of the underlying Common Shares.

REVENUE RECOGNITION

Sales are recognized when products are shipped to unaffiliated customers, all significant risks of ownership have been transferred to the customer, title has transferred in accordance with shipping terms (FOB shipping point, FOB destination or equivalent International Commercial (INCO) Terms), the selling price is fixed and determinable, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Other revenues for service contracts are recognized as the services are provided.

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

NEW ACCOUNTING PRONOUNCEMENTS

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This Statement clarifies accounting and reporting for a noncontrolling interest, sometimes called a minority interest, which is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent company. This Statement will be effective for Eaton in 2009. The Company expects that this Statement will have an immaterial effect on its consolidated financial condition and results of operations.

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations". This Statement establishes principles and requires the buyer to:

- Recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity.

- Measure shares issued in consideration for a business combination at fair value on the acquisition date.

- Recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings.

- With certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition date fair values.

-    Capitalize in-process research and development assets acquired.

-    Expense, as incurred, acquisition-related transaction costs.

- Capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146 are met as of the acquisition date.

- Recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.

This Statement will be effective for Eaton for businesses acquired in 2009, and the Company is evaluating the impact of the Statement.

FAIR VALUE OPTION FOR FINANCIAL ASSETS & FINANCIAL LIABILITIES

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115." This Statement gives companies the option to measure many financial and nonfinancial instruments at fair value. This Statement is effective for Eaton in 2008. The Company does not intend to exercise its option to measure any additional financial and nonfinancial assets and liabilities at fair value.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value for financial and nonfinancial assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157". This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For Eaton, the Staff Position defers the effective date of SFAS No. 157 as it relates to nonfinancial assets and liabilities to 2009. SFAS No. 157 was effective for Eaton in 2008 for financial assets and liabilities. The Company expects that this Statement will have an immaterial effect on its consolidated financial condition and results of operations.

ACQUISITIONS OF BUSINESSES

In 2007, 2006, and 2005, Eaton acquired certain businesses and formed joint ventures in separate transactions for a combined net cash purchase price of $1,433 in 2007, $256 in 2006 and $911 in 2005. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition or formation. A summary of these transactions follows:

                                                        Date of      Business
Acquired business                                     acquisition     segment      Annual sales
-----------------                                     -----------   -----------   --------------
Arrow Hose & Tubing Inc.                              November 8,   Fluid Power    $12 for 2006
   A Canada-based manufacturer of thermoplastic           2007
   hose and tubing for the industrial, food and
   beverage, and agricultural markets

MGE small systems UPS business from                   October 31,    Electrical    $245 for the
Schneider Electric                                        2007                      year ended
   A France-based global provider of power quality                                Sept. 30, 2007
   solutions including uninterruptible power supply
   (UPS) systems, power distribution units, static
   transfer switches and surge suppressors

Babco Electric Group                                  October 19,    Electrical     $11 for the
   A Canada-based manufacturer of specialty low-          2007                      year ended
   and medium-voltage switchgear and electrical                                   April 30, 2007
   housings for use in the Canadian oil and gas
   industry and other harsh environments

                                                              Date of        Business
Acquired business                                           acquisition       segment      Annual sales
-----------------                                           -----------     -----------   --------------
Pulizzi Engineering                                         June 19, 2007    Electrical    $12 for 2006
   A U.S. manufacturer of alternating current (AC)
   power distribution, AC power sequencing,
   redundant power and remote-reboot power
   management systems

Technology and related assets of SMC Electrical              May 18, 2007    Electrical        None
Products, Inc.'s industrial medium-voltage adjustable
frequency drive business

Fuel components division of Saturn Electronics &             May 2, 2007     Automotive    $28 for 2006
Engineering, Inc.
   A U.S. designer and manufacturer of fuel
   containment/shutoff valves, emissions control
   valves and specialty actuators

Aphel Technologies Limited                                  April 5, 2007    Electrical    $12 for 2006
   A U.K.-based global supplier of high density,
   fault-tolerant power distribution solutions for
   datacenters, technical offices, laboratories and
   retail environments

Argo-Tech Corporation                                         March 16,      Fluid Power    $206 for 2006
   A U.S.-based manufacturer of high performance                2007
   aerospace engine fuel pumps and systems
   airframe fuel pumps and systems, and ground
   fueling systems for commercial and military
   aerospace markets

Power Protection Business of Power Products Ltd.             February 7,     Electrical     $3 for 2006
   A Czech Republic distributor and service provider             2007
   of Powerware(R) products and other uninterruptible
   power supply (UPS) systems

Schreder-Hazemeyer                                           December 1,     Electrical     $9 for 2006
   Eaton acquired the remaining 50% ownership of                 2006
   the Belgium manufacturer of low and medium
   voltage electrical distribution switchgear

Diesel fuel processing technology & associated               October 26,       Truck           None
   assets of Catalytica Energy Systems Inc.                      2006
   A U.S. developer of emission control solutions for
   Trucks

Senyuan International Holdings Limited                      September 14,    Electrical    $47 for 2005
   A China-based manufacturer of vacuum circuit                  2006
   breakers and other electrical switchgear
   components

Ronningen-Petter business unit of Dover Resources,           September 5,   Fluid Power    $31 for 2005
   Inc.                                                          2006
   A U.S.-based manufacturer of industrial fine filters
   and components

                                                               Date of        Business
Acquired business                                            acquisition       segment     Annual sales
-----------------                                            -----------    -----------   --------------
Synflex business unit of Saint-Gobain Performance             March 31,     Fluid Power    $121 for 2005
Plastics Corp.                                                   2006
   A U.S.-based manufacturer of thermoplastic hose
   and tubing

Marina Power & Lighting                                       March 24,      Electrical    $11 for 2005
   A U.S. manufacturer of marine duty electrical                 2006
   distribution products

Aerospace division of PerkinElmer, Inc.                      December 6,    Fluid Power    $150 for the
   A U.S.-based provider of sealing and pneumatic                2005                       year ended
   systems for large commercial aircraft and regional                                      June 30, 2005
   jets

Aerospace fluid and air division of Cobham plc               November 1,    Fluid Power    $210 for 2004
   A U.K.-based company that provides low-                       2005
   pressure airframe fuel systems, electro-
   mechanical actuation, air ducting, hydraulic and
   power generation, and fluid distribution systems
   for fuel, hydraulics and air

Assets of Pringle Electrical Manufacturing Company           October 11,     Electrical    $6 for 2004,
   A U.S. manufacturer of bolted contact switches                2005                      one-third of
   and other specialty switches                                                            which were to
                                                                                              Eaton

Industrial filtration business of Hayward Industries,        September 6,   Fluid Power    $100 for the
Inc.                                                             2005                       year ended
   A U.S.-based producer of filtration systems for                                         June 30, 2005
   industrial and commercial customers

Tractech Holdings, Inc.                                       August 17,     Automotive    $43 for 2004
   A U.S.-based manufacturer of specialized                      2005
   differentials and clutch components for the
   commercial and specialty vehicle markets

Morestana S.A. de C.V.                                      June 30, 2005    Automotive    $13 for 2004
   A Mexican producer of hydraulic lifters for
   automotive engine manufacturers and the
   automotive aftermarket

Eaton Electrical (Zhongshan) Co., Ltd. (a 51%-              June 17, 2005    Electrical       None
owned joint venture)
   A China-based manufacturer of medium-voltage
   switchgear components, including circuit
   breakers, meters and relays

Winner Group Holdings Ltd.                                    March 31,     Fluid Power    $26 for 2004
   A China-based producer of hydraulic hose fittings             2005
   and adapters

Pigozzi S.A. Engrenagens e Transmissoes                     March 1, 2005      Truck       $42 for 2004
   A Brazilian agricultural powertrain business that
   produces transmissions, rotors and other
   drivetrain components

The allocation of the purchase price for certain acquisitions in 2007 is not final, and may be subsequently adjusted.

As described above, in 2007 Eaton acquired the Argo-Tech aerospace business for cash of $731 and the MGE small systems UPS business for cash of $614. Assets and liabilities for these businesses were recorded at estimated fair values as determined by Eaton's management based on information currently available and on current assumptions as to future operations. The Company is in the process of completing the allocations of the purchase prices, including the finalization of valuations of certain tangible and intangible assets. The preliminary allocations of the purchase prices are summarized below:

Current assets                $  201
Property, plant & equipment       20
Goodwill                         889
Other intangible assets          552
Other assets                       5
                              ------
Total assets acquired          1,667
Total liabilities assumed        322
                              ------
Net assets acquired           $1,345
                              ======

Other intangible assets of $552 included $42 related to trademarks not subject to amortization, and $291 of customer relationships and $80 of technology, both having a useful life of 25 years. Goodwill of $406 for Argo-Tech relates to the Fluid Power segment and goodwill of $483 for the MGE small systems UPS business relates to the Electrical segment, both of which are non-deductible for income tax purposes.

PRO FORMA RESULTS OF CONTINUING OPERATIONS

Unaudited pro forma results of continuing operations for 2007 and 2006, as if Eaton, Argo-Tech and the MGE small systems UPS business had been consolidated as of the beginning of those periods, follow. The pro forma results include estimates and assumptions, which Eaton's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integrations of these businesses, and, accordingly, are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the date indicated. These pro forma results do not include businesses acquired in 2007 that were immaterial.

                                                       2007      2006
                                                     -------   -------
Net sales                                            $13,268   $12,637
Income from continuing operations                        948       899
Income from continuing operations per Common Share
   Assuming dilution                                 $  6.31   $  5.88
   Basic                                             $  6.44   $  5.98

SUBSEQUENT EVENTS

On December 20, 2007, Eaton announced it had reached an agreement to purchase The Moeller Group, a Germany-based business, for EURO 1.55 billion (U.S. $2.3 billion). This transaction is expected to close at the beginning of the second quarter of 2008. This business, which had sales of EURO 1.02 billion (U.S. $1.5 billion) for 2007, is a leading supplier of electrical components for commercial and residential building applications, and industrial controls for industrial equipment applications. The business will be integrated into the Electrical segment.

On December 20, 2007, Eaton announced a tender offer for all shares of Phoenixtec Power Company Ltd., a company listed on the Taiwan Stock Exchange. The tender offer closed on February 22, 2008, with 91% of Phoenixtec's shares having been tendered into the offer. Eaton acquired the tendered shares on February 26, 2008 and intends to take further steps to acquire all remaining shares. Once that has been accomplished, the Company expects to have paid a total purchase price, net of estimated cash and debt acquired, of $568 for Phoenixtec. This business, with sales of approximately $515 in 2007, manufactures single and three-phase uninterruptible power supply (UPS) systems. The business will be integrated into the Electrical segment.

RESTRUCTURING LIABILITIES

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

                               Workforce reductions    Plant
                               --------------------   closing
                               Employees    Dollars   & other    Total
                               ---------   --------   -------   ------
Balance at January 1, 2005        383        $ 13      $ 50      $ 63
Liabilities recorded in 2005      789          25        27        52
Utilized in 2005                 (228)        (14)      (40)      (54)
                                -----        ----      ----      ----
Balance at December 31, 2005      944          24        37        61
Liabilities recorded in 2006      417          17        28        45
Utilized in 2006                 (285)         (8)      (43)      (51)
                                -----        ----      ----      ----
Balance at December 31, 2006    1,076          33        22        55
Liabilities recorded in 2007      282           7         2         9
Utilized in 2007                 (699)        (17)       (8)      (25)
                                -----        ----      ----      ----
Balance at December 31, 2007      659        $ 23      $ 16      $ 39
                                =====        ====      ====      ====

ACQUISITION INTEGRATION & PLANT CLOSING CHARGES

ACQUISITION INTEGRATION CHARGES

In 2007, 2006 and 2005, Eaton incurred charges related to the integration of acquired businesses. These charges were recorded as expense as incurred. The charges consisted of plant consolidations and integration. A summary of these charges follows:

                           Total
                    ------------------
                    2007   2006   2005
                    ----   ----   ----
Electrical          $ 12   $  7   $ 21
Fluid Power           51     23      7
Truck                         5      4
Automotive             1      5      4
                    ----   ----   ----
Pretax charges      $ 64   $ 40   $ 36
                    ====   ====   ====
After-tax charges   $ 42   $ 27   $ 24
Per Common Share    $.28   $.17   $.15

Charges in 2007 related to the integration of primarily the following acquisitions: in the Electrical segment, the MGE small systems UPS business, Schreder-Hazemeyer, Senyuan and Powerware; in the Fluid Power segment, Argo-Tech, Synflex, PerkinElmer, Cobham and Hayward; and in the Automotive segment, Saturn and Tractech.

Charges in 2006 related to the integration of primarily the following acquisitions: in the Electrical segment, Pringle and Powerware; in the Fluid Power segment, Synflex, PerkinElmer, Cobham, Hayward, Winner and Walterscheid; in the Truck segment, Pigozzi; and in the Automotive segment, Tractech and Morestana.

Charges in 2005 related to the integration of primarily the following acquisitions: in the Electrical segment, Powerware and Delta; in the Fluid Power segment, Winner, Walterscheid and Boston Weatherhead; in the Truck segment, Pigozzi; and in the Automotive segment, Morestana.

PLANT CLOSING CHARGES

In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions concluded in 2006 intended to address resource levels and operating performance in businesses that under-performed in 2005, and businesses that were expected to weaken during second half 2006 and in 2007. As part of this program, charges were incurred related to plant closings in all four business segments. A summary of charges incurred by each segment related to these plant closings, including workforce reductions, plant integration and other charges follows:

                 2006
                 ----
Electrical       $ 12
Fluid Power        15
Truck              29
Automotive         50
                 ----
Pretax charges   $106
                 ====

SUMMARY OF ACQUISITION INTEGRATION & PLANT CLOSING CHARGES & LIABILITIES

A summary of acquisition integration and Excel 07 plant closing charges, and utilization of the various components follows:

                               Workforce reductions    Plant
                               --------------------   closing
                               Employees   Dollars    & other    Total
                               ---------   --------   -------   ------
Balance at January 1, 2005                             $  3     $   3
Liabilities recorded in 2005        173      $  4        32        36
Utilized in 2005                     (7)       (1)      (34)      (35)
                                -------      ----      ----     -----
Balance at December 31, 2005        166         3         1         4
Liabilities recorded in 2006      2,339        85        61       146
Utilized in 2006                   (902)      (39)      (56)      (95)
                                -------      ----      ----     -----
Balance at December 31, 2006      1,603        49         6        55
Liabilities recorded in 2007          4         2        64        66
Utilized in 2007                 (1,044)      (37)      (69)     (106)
                                -------      ----      ----     -----
Balance at December 31, 2007        563      $ 14      $  1     $  15
                                =======      ====      ====     =====

The acquisition integration and plant closing charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.

DISCONTINUED AUTOMOTIVE OPERATIONS

In third quarter 2007, Eaton sold the Mirror Controls Division of the Automotive segment for $111, resulting in a $20 after-tax gain, or $.12 per Common Share. In third quarter 2006, certain other businesses of the Automotive segment were sold for $64, resulting in a $35 after-tax gain, or $.23 per share. The gains on sale of the Mirror Controls Division and the businesses sold in 2006, and other results of these businesses, are reported as Discontinued operations in the Statement of Consolidated Income.

SHORT-TERM INVESTMENTS

Eaton invests excess cash generated from operations in short-term marketable investments and classifies these investments as "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, available-for-sale investments are recorded at fair market values, with the unrealized gain or loss recorded in Accumulated other comprehensive income (loss) in Shareholders' equity. A summary of the carrying value of short-term investments follows:

                                                     2007   2006
                                                     ----   ----
Time deposits & certificate of deposits with banks   $198   $323
Bonds issued by foreign governments                   121    149
Money market investments                              174    138
Corporate & agency bonds                                      60
Other                                                  11      1
                                                     ----   ----
                                                     $504   $671
                                                     ====   ====

The fair market value of short-term investments approximates the cost of these investments.

GOODWILL & OTHER INTANGIBLE ASSETS

A summary of goodwill follows:

               2007     2006
              ------   ------
Electrical    $1,570   $1,039
Fluid Power    2,099    1,689
Truck            148      144
Automotive       165      162
              ------   ------
              $3,982   $3,034
              ======   ======

The net increase in goodwill in 2007 was due to goodwill for businesses acquired during 2007, partially offset by the final allocation of purchase price for businesses acquired prior to 2007. These transactions are described in the "Acquisitions of Businesses" Note above.

A summary of other intangible assets follows:

                                         2007                      2006
                               ------------------------   ------------------------
                               Historical   Accumulated   Historical   Accumulated
                                  cost     amortization      cost     amortization
                               ----------  ------------   ----------  ------------
Intangible assets not
 subject to amortization
 (primarily trademarks)          $  530                     $  430
                                 ======                     ======

Intangible assets
 subject to amortization
   Customer relationships        $  570        $ 65         $  214       $   37
   Patents                          210         120            208          107
   Manufacturing technology         222          20            123           20
   Other, including estimates
    for certain businesses
    acquired in 2007                279          49            204           46
                                 ------        ----         ------       ------
                                 $1,281        $254         $  749       $  210
                                 ======        ====         ======       ======

Expense related to intangible assets subject to amortization for 2007 was $79. Estimated annual pretax expense for intangible assets subject to amortization for each of the next five years is $89 in 2008, $88 in 2009, $86 in 2010, $82 in 2011 and $80 in 2012. The projected amortization expense does not include estimates for The Moeller Group or Phoenixtec to be acquired in the first half of 2008.

DEBT & OTHER FINANCIAL INSTRUMENTS

Short-term debt of $825 at December 31, 2007 included $821 of short-term commercial paper for operations in the United States and $4 for operations outside the United States. Borrowings for operations outside the United States were largely denominated in local currencies. The weighted-average interest rate on the $821 of short-term commercial paper for operations in the United States was 4.6% at December 31, 2007. Operations outside the United States have available short-term lines of credit aggregating $436 from various banks worldwide.

A summary of long-term debt, including the current portion, follows:

                                                              2007     2006
                                                             ------   ------
6% EURO 200 million notes due 2007                                    $  263
7.37% notes due 2007                                                      20
7.14% notes due 2007                                                       3
6.75% notes due 2007                                                      25
EURO 100 million floating rate notes due 2008
   (4.91% at December 31, 2007 -  EURIBOR+.375%)             $  147      132
7.40% notes due 2009
   (converted to floating rate by interest rate swap)            15       15
Floating rate senior notes due 2009
   (4.88% at December 31, 2007 - LIBOR+.08%)                    250      250
Floating rate senior note due 2010
   (5.14% at December 31, 2007 - LIBOR+.26%)                    281
5.75% notes due 2012
   ($225 converted to floating rate by interest rate swap)      300      300
7.58% notes due 2012
   (converted to floating rate by interest rate swap)            12       12
5.80% notes due 2013                                              7        7
12.5% British Pound debentures due 2014                          12       11
4.65% notes due 2015
   (converted to floating rate by interest rate swap)           100      100
5.3% notes due 2017                                             250
7.09% notes due 2018
   (converted to floating rate by interest rate swap)            25       25
6.89% notes due 2018                                              6        6
7.07% notes due 2018                                              2        2
6.875% notes due 2018                                             3        3
8-7/8% debentures due 2019
   ($25 converted to floating rate by interest rate swap)        38       38
8.10% debentures due 2022                                       100      100
7.625% debentures due 2024
   ($25 converted to floating rate by interest rate swap)        66       66
6-1/2% debentures due 2025                                      145      145
7.875% debentures due 2026                                       72       72
7.65% debentures due 2029
   ($75 converted to floating rate by interest rate swap)       200      200
5.45% debentures due 2034
   ($100 converted to floating rate by interest rate swap)      150      150
5.25% notes due 2035
   ($50 converted to floating rate by interest rate swap)        72       90
5.8% notes due 2037                                             240
Other                                                            99       61
                                                             ------   ------
Total long-term debt                                          2,592    2,096
Less current portion of long-term debt                         (160)    (322)
                                                             ------   ------
Long-term debt less current portion                          $2,432   $1,774
                                                             ======   ======

In order to initially finance the acquisitions of The Moeller Group and Phoenixtec, on January 25, 2008, Eaton entered into a revolving credit agreement, in the amount of $3.0 billion, which may be used either to fund direct loans or to backstop commercial paper borrowings. The proceeds must be used to finance certain acquisitions including, but not limited to, the acquisition of The Moeller Group and Phoenixtec. All amounts borrowed under the credit agreement, including commercial paper backstopped by this agreement, must be repaid by January 23, 2009, but may be repaid earlier at the Company's option or may be required to be repaid earlier in the event of a default. The commitment amount of the revolving credit agreement will be reduced by the net amount of any proceeds raised through certain future capital market transactions which may include, but are not limited to, debt or equity issuances. The credit agreement also includes covenants customary for transactions of this type with borrowers having capital structures similar to Eaton.

Eaton's United States operations have long-term revolving credit facilities of $1.5 billion, of which $300 expires in May 2008, $700 in March 2010 and the remaining $500 in August 2011. One of the Company's international subsidiaries has a long-term line of credit of Euro 100 million. The EURO 100 million floating rate notes due 2008, which have a U.S. dollar equivalent of $147 at December 31, 2007, were borrowed under this line of credit.

The $281 Floating Rate Senior Note due 2010 was issued by a subsidiary of Eaton in order to refinance short-term borrowings related to the acquisition of the Argo-Tech aerospace business in 2007. This subsidiary owns equity interests in several of the Company's subsidiaries and a portion of the assets of those subsidiaries are pledged as collateral for the note. At December 31, 2007, under the terms of the Note, this subsidiary had net assets of $3.7 billion that were not available to be transferred to the parent company of Eaton Corporation in the form of loans, advances, or cash dividends without the consent of the lender. In the event of an unremedied default, claims of the lender against this subsidiary's net assets are limited to the $281 principal amount of the Note, accrued interest, and any associated damages.

Aggregate mandatory annual maturities of long-term debt for each of the next five years are $160 in 2008, $267 in 2009, $285 in 2010, $1 in 2011 and $313 in
2012. Interest paid was $204 in 2007, $151 in 2006 and $112 in 2005.

Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk. These interest rate swaps are accounted for as fair value hedges of certain of the Company's long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt above. A summary of interest rate swaps outstanding at December 31, 2007, follows (currency in millions):

                  Interest rates at December 31, 2007
           -------------------------------------------------
             Fixed    Floating
           interest   interest
Notional     rate       rate         Basis for contracted
 amount    received     paid     floating interest rate paid
--------   --------   --------   ---------------------------
  $ 15     7.40%        6.77%        6 month LIBOR+1.95%
  $225     5.75%        6.16%        6 month LIBOR+0.78%
  $ 12     7.58%        6.58%        6 month LIBOR+1.76%
  $100     4.65%        4.95%        6 month LIBOR+0.12%
  $ 25     7.09%        7.22%        6 month LIBOR+2.40%
  $ 25     8.88%        8.67%        6 month LIBOR+3.84%
  $ 25     7.63%        7.62%        6 month LIBOR+2.48%
  $ 75     7.65%        7.32%        6 month LIBOR+2.58%
  $100     5.45%        5.63%        6 month LIBOR+0.43%
  $ 50     5.25%        4.99%        6 month LIBOR+0.17%

The carrying values of cash, short-term investments and short-term debt in the balance sheet approximate their estimated fair values. The estimated fair values of other financial instruments outstanding follow:

                                      2007                              2006
                        --------------------------------   -----------------------------
                         Notional    Carrying     Fair     Notional   Carrying     Fair
                          amount       value      value     amount      value     value
                        ----------   --------   --------   --------   --------   ------
Long-term debt &
   current portion of
   long-term debt (a)                $(2,592)   $(2,661)              $(2,096)   $(2,213)
Foreign currency
   principal swaps         $ 25                              $192          (5)        (5)
Foreign currency
   forward exchange
   contracts                 57          (44)       (43)      (23)         (6)        (7)
Fixed to floating
   interest rate
   swaps                    652           12         11       829         (15)       (14)

(a)  Includes foreign currency denominated debt.

The estimated fair values of financial instruments were principally based on quoted market prices where such prices were available and, where unavailable, fair values were estimated based on quoted market prices for comparable contracts. The fair value of foreign currency principal swaps, which related to the Japanese Yen, and foreign currency forward exchange contracts, which primarily related to the U.S. Dollar, Euro and Pound Sterling were estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences. These contracts mature during 2008.

RETIREMENT BENEFIT PLANS

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 158

On December 31, 2006, Eaton adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS No. 158 required employers to recognize on their balance sheets the net amount by which pension and other postretirement benefit plan liabilities are overfunded or underfunded. SFAS No. 158 replaced SFAS No. 87's requirement to report at least a minimum pension liability measured as the excess of the accumulated benefit obligations over the fair value of plan assets. Under SFAS No. 158, all actuarial gains and losses and prior service costs are recognized, with an offsetting increase in Accumulated other comprehensive loss in Shareholders' equity, net of income tax benefits. As a result of the adoption of SFAS No. 158, at December 31, 2006, Eaton recorded a non-cash charge in Accumulated other comprehensive loss in Shareholders' equity of $248 ($163 after-tax) for pension benefits and $238 ($119 after-tax) for other postretirement benefits as a one-time adjustment to initially apply the new Standard. Retirement benefit plan funding requirements are not affected by the recording of these charges. The adoption of SFAS No. 158 did not change the amounts recognized in the income statement as net periodic benefit cost.

RETIREMENT BENEFIT PLAN LIABILITIES AND ASSETS

Eaton has defined benefit pension plans and other postretirement benefit plans. Components of plan obligations and assets, and recorded liabilities and assets, follow:

                                                                       Other
                                                   Pension        postretirement
                                                 liabilities        liabilities
                                              -----------------   --------------
                                                2007      2006     2007     2006
                                              -------   -------   ------   -----
Changes in benefit obligation
   Benefit obligation at beginning of year    $(3,125)  $(2,782)  $(854)   $(873)
   Service cost                                  (147)     (142)    (15)     (17)
   Interest cost                                 (163)     (147)    (47)     (45)
   Actuarial (loss) gain                          175      (165)      3       (9)
   Benefits paid                                  247       224      90       97
   Prescription drug subsidy received                                (7)      (5)
   Foreign currency translation                   (57)      (97)     (3)
   Business acquisitions                          (29)       (4)    (26)
   Other                                            7       (12)              (2)
                                              -------   -------   -----    -----
   Benefit obligation at end of year           (3,092)   (3,125)   (859)    (854)
                                              -------   -------   -----    -----

Change in plan assets
   Fair value of plan assets
      at beginning of year                      2,173     1,916
   Actual return on plan assets                   194       246
   Employer contributions                         216       161      90       97
   Benefits paid                                 (247)     (224)    (90)     (97)
   Foreign currency translation                    33        66
   Business acquisitions                           26
   Other                                            8         8
                                              -------   -------   -----    -----
   Fair value of plan assets at end of year     2,403     2,173       0        0
                                              -------   -------   -----    -----
Funded status                                    (689)     (952)   (859)    (854)
Contributions after measurement date                7         3       5        7
                                              -------   -------   -----    -----
Amount recognized in Consolidated
   Balance Sheet                              $  (682)  $  (949)  $(854)   $(847)
                                              =======   =======   =====    =====

Amounts recognized in the Consolidated Balance Sheet, follow:

                                                          Other
                                        Pension      postretirement
                                      liabilities      liabilities
                                    --------------   --------------
                                     2007     2006    2007    2006
                                    ------   -----   -----   ------
Non-current assets                  $  10    $   3
Current liabilities                   (11)     (10)  $ (82)  $ (81)
Non-current liabilities              (681)    (942)   (772)   (766)
                                    -----    -----   -----   -----
Amount recognized in Consolidated
   Balance Sheet                    $(682)   $(949)  $(854)  $(847)
                                    =====    =====   =====   =====

Amounts recognized in Accumulated other comprehensive loss, before income tax benefits, follow:

                                                        Other
                                      Pension      postretirement
                                    liabilities      liabilities
                                   -------------   --------------
                                   2007    2006      2007   2006
                                   ----   ------     ----   ----
Net actuarial loss                 $764   $1,051     $232   $245
Prior service cost (credit)           3       23       (6)    (7)
                                   ----   ------     ----   ----
Total before income tax benefits   $767   $1,074     $226   $238
                                   ====   ======     ====   ====

Changes in pension plan assets and benefit liabilities recognized in Accumulated other comprehensive loss in Shareholders' equity, follow:

                                                                            After
                                                       Before income     income tax
                                                        tax credits        credits
                                                      ---------------   ------------
                                                       2007     2006     2007   2006
                                                      ------   ------   -----   ----
Accumulated other comprehensive loss at beginning
   of year                                            $1,074   $  817   $ 707   $536
Change prior to adoption of SFAS No. 158                            9              8
Change due to adoption of SFAS No. 158                            248            163
Change post adoption of SFAS No. 158
   Prior service cost arising during the year            (15)             (10)
   Net loss (gain) arising during the year              (190)            (134)
   Foreign currency translation                           13                9
   Less amounts included in costs during the year       (115)             (76)
   Other                                                                   (3)
                                                      ------   ------   -----   ----
Net change for the year                                 (307)     257    (214)   171
                                                      ------   ------   -----   ----
Accumulated other comprehensive loss at end of year   $  767   $1,074   $ 493   $707
                                                      ======   ======   =====   ====

Changes in other postretirement benefit liabilities recognized in Accumulated other comprehensive loss in Shareholders' equity, follow:

                                                         Before        After
                                                         income        income
                                                      tax credits   tax credits
                                                      -----------   -----------
                                                      2007   2006   2007   2006
                                                      ----   ----   ----   ----
Accumulated other comprehensive loss at beginning
   of year                                            $238          $119
Change prior to adoption of SFAS No. 158
Change due to adoption of SFAS No. 158                       $238          $119
Change post adoption of SFAS No. 158
   Net loss (gain) arising during the year              (3)           (2)
   Foreign currency translation                          2             1
   Less amounts included in costs during the year      (11)           (6)
   Other                                                               2
                                                      ----   ----   ----   ----
Net change for the year                                (12)   238     (5)   119
                                                      ----   ----   ----   ----
Accumulated other comprehensive loss at end of year   $226   $238   $114   $119
                                                      ====   ====   ====   ====

PENSION PLANS

The measurement date for all pension obligations is November 30. Effective for fiscal years ending after December 15, 2008, SFAS No. 158 requires year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. Assumptions used to determine pension benefit obligations and costs follow:

                                                         United States &
                                                        Non-United States
                                                              plans
                               United States plans      (weighted-average)
                              ---------------------   ---------------------
                               2007    2006    2005    2007    2006    2005
                              -----   -----   -----   -----   -----   -----
Assumptions used to
determine benefit
obligation at year-end
   Discount rate              6.00%   5.60%   5.75%   5.96%   5.39%   5.51%
   Rate of compensation
      increase                3.50%   3.50%   3.50%   3.68%   3.67%   3.67%

Assumptions used to
determine cost
   Discount rate              5.60%   5.75%   6.00%   5.39%   5.51%   5.81%
   Expected long-term
      return on plan assets   8.75%   8.75%   8.75%   8.31%   8.35%   8.41%
   Rate of compensation
      increase                3.50%   3.50%   3.50%   3.67%   3.67%   3.60%

The expected long-term rate of return on pension assets was determined separately for each country and reflects long-term historical data, with greater weight given to recent years, and takes into account each plan's target asset allocation.

The components of pension benefit cost for continuing operations recorded in the Statements of Consolidated Income follow:

                                                       2007     2006     2005
                                                      ------   ------   ------
Service cost                                          $(147)   $(142)   $(117)
Interest cost                                          (163)    (147)    (141)
Expected return on plan assets                          179      166      166
Amortization                                            (74)     (67)     (49)
                                                      -----    -----    -----
                                                       (205)    (190)    (141)
Curtailment loss                                         (1)     (10)      (1)
Settlement loss                                         (41)     (41)     (34)
                                                      -----    -----    -----
Costs recorded in Statements of Consolidated Income   $(247)   $(241)   $(176)
                                                      =====    =====    =====

The estimated net loss and prior service cost for the defined benefit pension plans that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2008 are $80 and $1, respectively.

The total accumulated benefit obligation for all pension plans at December 31, 2007 was $2,874 and at year-end 2006 was $2,899. The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

                                  2007     2006
                                 ------   ------
Projected benefit obligation     $2,309   $3,101
Accumulated benefit obligation    2,182    2,876
Fair value of plan assets         1,642    2,150

United States pension plans represent 68% and 67% of benefit obligations in 2007 and 2006, respectively.

The weighted-average pension plan asset allocations by asset category at December 31, 2007 and 2006 are as follows:

                    2007   2006
                    ----   ----
Equity securities    80%    80%
Debt securities      18%    17%
Other                 2%     3%
                    ---    ---
                    100%   100%
                    ===    ===

Investment policies and strategies are developed on a country specific basis. The United States plan represents 67% of worldwide pension assets and its target allocation is 85% diversified equity, 12% United States Treasury Inflation-Protected Securities, and 3% cash equivalents. The United Kingdom plan represents 26% of worldwide pension assets and its target allocation is 70% diversified equity securities and 30% United Kingdom Government Bonds.

Contributions to pension plans that Eaton expects to make in 2008, and made in 2007, 2006 and 2005, follow:

                    2008   2007   2006   2005
                    ----   ----   ----   ----
Voluntary
   United States           $150   $100    $50
   United Kingdom   $ 28     30     19     14
Mandatory
   United States     131
Other                 41     40     43     33
                    ----   ----   ----    ---
                    $200   $220   $162    $97
                    ====   ====   ====    ===

At December 31, 2007, expected pension benefit payments for each of the next five years and the five years thereafter in the aggregate are, $201 in 2008, $204 in 2009, $214 in 2010, $228 in 2011, $250 in 2012 and $1,443 in 2013-2017.

The Company also has various defined-contribution benefit plans, primarily consisting of the Eaton Savings Plan in the United States. Total contributions related to these plans charged to expense were $59 in 2007, $55 in 2006, and $48 in 2005.

OTHER POSTRETIREMENT BENEFIT PLANS

The measurement date for all other postretirement benefit plan obligations is November 30. Effective for fiscal years ending after December 15, 2008, SFAS No. 158 requires year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. Assumptions used to determine other postretirement benefit obligations and cost follow:

                                                           2007   2006    2005
                                                           ----   ----   -----
Assumptions used to determine benefit obligation
at year-end
   Discount rate                                           6.00%  5.60%   5.75%
   Health care cost trend rate assumed for next year       8.30%  8.80%   9.60%
   Ultimate health care cost trend rate                    4.75%  4.75%   4.75%
   Year ultimate health care cost trend rate is achieved   2015   2014    2014

Assumptions used to determine cost
   Discount rate                                           5.60%  5.75%   6.00%
   Initial health care cost trend rate                     8.80%  9.60%  10.00%
   Ultimate health care cost trend rate                    4.75%  4.75%   4.75%
   Year ultimate health care cost trend rate is achieved   2014   2014    2014

The components of other postretirement benefits cost for continuing operations recorded in the Statements of Consolidated Income follow:

                                                      2007   2006   2005
                                                      ----   ----   ----
Service cost                                          $(15)  $(17)  $(16)
Interest cost                                          (47)   (45)   (48)
Amortization                                           (11)   (11)   (10)
                                                      ----   ----   ----
                                                       (73)   (73)   (74)
Curtailment loss                                               (2)
                                                      ----   ----   ----
Costs recorded in Statements of Consolidated Income   $(73)  $(75)  $(74)
                                                      ====   ====   ====

Estimated net loss and prior service cost (credit) for other postretirement benefit plans that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2008 are $11 and $(1), respectively.

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

                                 1% Increase   1% Decrease
                                 -----------   -----------
Effect on total service and
   interest cost                     $ 2          $ (2)
Effect on other postretirement
   liabilities                        25           (23)

At December 31, 2007, expected other postretirement benefit payments for each of the next five years and the five years thereafter in the aggregate are $93 in 2008, $92 in 2009, $91 in 2010, $95 in 2011, $93 in 2012 and $426 in 2013-2017.
The expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 that are included in the other postretirement benefit payments listed above for each of the next five years and the five years thereafter in the aggregate are, $9 in 2008 and 2009, $10 in 2010, 2011 and 2012 and $52 in 2013-2017.

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

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be incurred over a period of several years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs when it is probable that a liability has been incurred. The balance sheet included a liability for these costs of $64 at December 31, 2007 and 2006.

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

SHAREHOLDERS' EQUITY

There are 300 million Common Shares authorized ($.50 par value per share), 146.0 million of which were issued and outstanding at year-end 2007. At December 31, 2007, there were 8,501 holders of record of Common Shares. Additionally, 20,763 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP) and Eaton Electrical de Puerto Rico Inc. Retirement Savings Plan.

On January 22, 2007, Eaton announced that it had authorized a new 10 million Common Shares repurchase program, replacing the 1.3 million shares remaining from the 10 million shares repurchase authorization approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company's Common Shares, the Company's capital levels and other considerations. The number of Common Shares repurchased in the open market and total cost, follows:

                          Shares
(Shares in millions)   repurchased    Cost
                       -----------   -----
2007                      4.092       $340
2006                      5.286        386
2005                      7.015        450

The number of stock options exercised and the resulting cash proceeds follows:

                       Stock options     Cash
(Shares in millions)     exercised     proceeds
                       -------------   --------
2007                       3.713         $141
2006                       3.083          108
2005                       2.174           68

Eaton has plans that permit certain employees and directors to defer a portion of their compensation. The Company has deposited $26 of Common Shares and marketable securities into a trust at December 31, 2007 to fund a portion of these liabilities. The marketable securities were included in Other assets and the Common Shares were included in Shareholders' equity at historical cost.

STOCK OPTIONS

Under various plans, stock options have been granted to certain employees and directors to purchase Common Shares at prices equal to fair market value on the date of grant. Substantially all of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant. During 1998, stock options were granted that have a provision for accelerated vesting if the Company achieves certain earnings per Common Share targets or certain Common Share market price targets. One-half of these options vest based on the achievement of earnings per share targets and the other half vest based on the achievement of Common Share market price targets. If the targets are not achieved, these options vest 10 days before the expiration of their 10-year term. Subsequent to the issuance of these options, the Common Share price target was achieved and the related options vested. As of December 31, 2007, 0.4 million stock options with accelerated vesting provisions associated with earnings per share targets were outstanding and had not vested, because the earnings per share targets had not been achieved. These options were exercised during the second and third weeks of January 2008.

Effective January 1, 2006, in accordance with SFAS No. 123(R), "Share-Based Payment", Eaton began to record compensation expense under the "fair-value-based" method of accounting for stock options granted to employees and directors. In 2007 and 2006 expense for stock options was $30 and $27 pretax, respectively, ($21 and $20 after-tax, respectively, or $.14 and $.13 per Common Share both assuming dilution and basic, respectively). Additionally, the adoption of SFAS No. 123(R) reduced cash provided by operating activities by $42 in 2007 and $28 in 2006, and increased cash provided by financing activities by the same amounts, because the new Statement requires, for the first time, certain income tax benefits resulting from exercises of stock options to be included in cash provided by financing activities.

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

The fair value of stock options granted was estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

                                    2007           2006           2005
                                ------------   ------------   ------------
Expected volatility                      22%            25%            27%
Expected option life in years             5              5              5
Expected dividend yield                 2.0%           2.0%           2.0%
Risk-free interest rate         4.0% to 4.9%   4.3% to 5.0%   3.7% to 4.4%

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

The weighted-average fair value of stock options granted per option was $17.79 in 2007, $16.80 in 2006, and $16.73 in 2005. The total fair value of stock options vesting was $31 in 2007, $29 in 2006 and $24 in 2005. As of December 31, 2007, the total compensation expense not yet recognized related to nonvested stock options was $41, and the weighted-average period in which the expense is expected to be recognized is 1.5 years.

A summary of stock option activity for 2007 follows (shares in millions):

                                                                 Weighted-
                                         Weighted-                average
                                          average                remaining     Aggregate
                                         price per              contractual    intrinsic
                                           option    Options   life in years     value
                                         ---------   -------   -------------   ---------
Outstanding January 1                     $48.01       13.0
Granted                                    80.86        2.1
Exercised                                  38.89       (3.7)
Canceled                                   71.94        (.2)
                                                       ----
Outstanding December 31                   $56.83       11.2         6.0           $448
                                                       ====
Exercisable December 31                   $48.00        6.9         4.9           $338

Reserved for future grants December 31                  3.3

The aggregate intrinsic value in the table above represents the total pretax difference between the $96.95 closing price of Eaton Common Shares on the last trading day of 2007 over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. Under SFAS No. 123(R), the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's Common Shares.

Information related to stock options exercised follows:

                                                                 2007   2006   2005
                                                                 ----   ----   ----
Proceeds from stock options exercised                            $141   $108    $68
Income tax benefits related to stock options exercised
   Reported in operating activities in statement of cash flows     11      8     21
   Reported in financing activities in statement of cash flows     42     28
Intrinsic value of stock options exercised                        163    102     74

Prior to 2006, Eaton applied the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If the Company had accounted for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

                                                 2005
                                                -----
Net income
   As reported                                  $ 805
   Stock-based compensation
      expense, net of income taxes                (18)
                                                -----
   Assuming fair-value-based method             $ 787
                                                =====
Net income per Common Share assuming dilution
   As reported                                  $5.23
   Stock-based compensation
      expense, net of income taxes               (.12)
                                                -----
   Assuming fair-value-based method             $5.11
                                                =====
Net income per Common Share basic
   As reported                                  $5.36
   Stock-based compensation
      expense, net of income taxes               (.12)
                                                -----
   Assuming fair-value-based method             $5.24
                                                =====

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheet follow:

                                                                 2007    2006
                                                                -----   ------
Foreign currency translation and related hedging instruments
   (net of income tax benefits of $8 in 2007 and $22 in 2006)   $ 190   $ (22)
Deferred (loss) gain on cash flow hedges (net of income tax
   benefits of $4 in 2007 and $1 in 2006)                          (6)     (1)
Pensions (net of income tax benefits of $266 in 2007
   and $367 in 2006)                                             (493)   (707)
Other postretirement benefits (net of income tax benefits of
   $111 in 2007 and $119 in 2006)                                (114)   (119)
                                                                -----   ------
                                                                $(423)  $(849)
                                                                =====   ======

A discussion of the adjustments related to pensions and other postretirement benefit liabilities is included in the "Retirement Benefit Plans" Note above.

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

                           Income from continuing
                       operations before income taxes
                       ------------------------------
                             2007    2006   2005
                            ------   ----   ----
United States               $   52   $150   $198
Non-United States              989    819    766
                            ------   ----   ----
                            $1,041   $969   $964
                            ======   ====   ====

                           Income tax expense for
                            continuing operations
                       ------------------------------
                            2007   2006     2005
                           -----   ----   ------
Current
   United States
      Federal               $   7   $13    $ 68
      State & local             9    (9)      3
   Non-United States          140     9     134
                            -----   ---     ---
                              156    13     205
                            -----   ---     ---
Deferred
   United States
      Federal                 (15)   25      (9)
      State & local           (20)   24
   Non-United States          (39)   10     (15)
                            -----   ---    ----
                              (74)   59     (24)
                            -----   ---    ----
                            $  82   $72    $181
                            =====   ===    ====

Reconciliations of income taxes from the United States Federal statutory rate to the effective income tax rate for continuing operations follow:

                                                    2007     2006     2005
                                                   -----    -----    -----
Income taxes at the United States statutory rate    35.0%    35.0%    35.0%
United States state & local income taxes             0.2%     1.6%     0.5%
Other United States-net                             (1.5%)   (1.0%)   (3.8%)
Non-United States operations (earnings taxed
   at other than United States tax rate)           (20.3%)  (18.9%)  (12.8%)
Adjustment of worldwide tax liabilities             (5.5%)   (9.3%)
                                                   -----    -----    -----
                                                     7.9%     7.4%    18.9%
                                                   =====    =====    =====

In 2007 and 2006, Eaton recorded income tax benefits of $57 and $90, respectively, which represented an adjustment of worldwide tax liabilities. The 2007 income tax benefits reduced the effective income tax rate for full year 2007 from 13.4% to 7.9%. The 2007 income tax benefits resulted from multiple income tax items. Included in the tax benefits were a $14 benefit from changes to state tax laws and a favorable revaluation of worldwide deferred tax assets. The income tax benefits for 2006 reduced the effective income tax rate for full year 2006 from 16.7% to 7.4%.

Significant components of current and long-term deferred income taxes follow:

                                              2007                   2006
                                       -------------------   -------------------
                                       Current   Long-term   Current   Long-term
                                        assets     assets     assets     assets
                                       -------   ---------   -------   ---------
Accruals & other adjustments
   Employee benefits                    $ 85       $ 588       $ 74      $ 725
   Depreciation & amortization                      (461)                 (329)
   Other accruals & adjustments          224         100        213         55
Other items                                           (9)                    1
United States Federal income tax
   credit carryforwards                               75                    51
United States state & local tax loss
   carryforwards and tax credit
   carryforwards                                      96                    92
Non-United States tax loss
   carryforwards                                      82                    96
Non-United States income tax
   credit carryforwards                               55
Valuation allowance                       (18)      (251)        (20)      (201)
                                        -----      -----       -----      -----
                                        $ 291      $ 275       $ 267      $ 490
                                        =====      =====       =====      =====

At the end of 2007, United States Federal income tax credit carryforwards of $75 were available to reduce future Federal income tax liabilities. These credits include $22 that expire in 2025 through 2027, and $53 of which are not subject to expiration. A valuation allowance of $4 has been recorded for these income tax credit carryforwards. United States state and local tax loss carryforwards with a future tax benefit of $56 are also available at the end of 2007. Their expiration dates are $8 in 2008 through 2012, $10 in 2013 through 2017, $25 in 2018 through 2022, and $13 in 2023 through 2027. A full valuation allowance has been recorded for these state and local tax loss carryforwards. There are also United States state and local tax credit carryforwards with a future tax benefit of $40 available at the end of 2007. Their expiration dates are $9 in 2008 through 2012, $15 in 2013 through 2017, $9 in 2018 through 2022, and $7 in 2023 through 2027. A valuation allowance of $35 has been recorded for these state and local tax credit carryforwards. A valuation allowance of $41 has also been recorded for certain other state and local deferred income tax assets.

At December 31, 2007, certain non-United States subsidiaries had tax loss carryforwards aggregating $322 that are available to offset future taxable income. Carryforwards of $193 expire at various dates from 2008 through 2022 and the balance has no expiration date. A deferred tax asset of $82 has been recorded for these tax loss carryforwards and a valuation allowance of $79 has also been recorded for these tax loss carryforwards. Any future recognition of tax benefits related to $22 of this tax loss carryforward valuation allowance will first be allocated to reduce goodwill. Tax credits at non-United States subsidiaries of $55 were available to reduce future income tax liabilities. These credits include $49 that will expire in 2016 and $6 that are not subject to limitation. A valuation allowance of $54 has been recorded for these income tax credits.

No provision has been made for income taxes on undistributed earnings of consolidated non-United States subsidiaries of $3,655 at December 31, 2007, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

Worldwide income tax payments were $141 in 2007, $129 in 2006 and $171 in 2005.

UNRECOGNIZED INCOME TAX BENEFITS

Effective January 1, 2007, Eaton adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109". FIN No. 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of income tax positions taken, or expected to be taken, in an income tax return. FIN No. 48 also changes the disclosure standards for income taxes. Eaton's historical policy has been to enter into tax planning strategies only if it is more likely than not that the benefit would be sustained upon audit. For example, the Company does not enter into any of the Internal Revenue Service
(IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4. The net income tax assets recognized under FIN No. 48 at January 1, 2007 did not differ from the net assets recognized before adoption, and, therefore, the Company did not record a cumulative-effect adjustment related to the adoption of FIN No. 48.

A summary of gross unrecognized income tax benefits follows:

Unrecognized income tax benefits at January 1, 2007                          $ 93
Increases and decreases as a result of positions taken during prior years:
   Transfers from valuation allowances                                         10
   Other increases                                                              4
   Other decreases                                                            (26)
Increases as a result of positions taken during the current year               33
Decreases relating to settlements with tax authorities                        (18)
                                                                             ----
Unrecognized income tax benefits at December 31, 2007                        $ 96
                                                                             ====

If all of the gross unrecognized tax benefits were recorded, the net impact on the effective income tax rate would be $78.

The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions where they are automatically applied to any deficiency, regardless of the merit of the position. As of the adoption of FIN No. 48, the Company had accrued approximately $23 for the payment of interest and penalties. As of December 31, 2007, the Company had accrued approximately $20 for the payment of interest and penalties.

The resolution of the majority of the Company's unrecognized income tax benefits is dependent on uncontrollable factors such as law changes; new case law; the willingness of the income tax authority to settle the issue, including the timing thereof; and other factors. Therefore, for the majority of unrecognized income tax benefits, it is not reasonably possible to estimate the increase or decrease in the next 12 months. For each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.

The Company or its subsidiaries file income tax returns in the United States and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) completed their audit of tax years 2003 and 2004 during third quarter 2007, and is currently in the process of conducting an examination of the Company's U.S. income tax returns for 2005 and 2006. With only a few exceptions, the Company is no longer subject to state and local income tax examinations for years before 2004, or foreign examinations for years before 2002. The Company is also under examination for the income tax filings in various state and foreign jurisdictions. The Company does not anticipate any adjustments that would result in a material change in financial position.

OTHER INFORMATION

ACCOUNTS RECEIVABLE

Accounts receivable were net of an allowance for doubtful accounts of $23 at December 31, 2007 and 2006.

INVENTORIES

The components of inventories follow:

                                 2007     2006
                                ------   ------
Raw materials                   $  674   $  570
Work-in-process                    384      321
Finished goods                     533      504
                                ------   ------
Inventories at FIFO              1,591    1,395
Excess of FIFO over LIFO cost     (108)    (102)
                                ------   ------
                                $1,483   $1,293
                                ======   ======

Inventories at FIFO accounted for using the LIFO method were 42% and 52% at the end of 2007 and 2006, respectively.

WARRANTY LIABILITIES

A summary of the current and long-term liabilities for warranties follows:

                                        2007   2006   2005
                                       -----   ----   ----
Balance at the beginning of the year   $176    $157   $152
Current year provision                   57      91     93
Business acquisitions                     7       1      3
Claims paid/satisfied                   (73)    (83)   (87)
Other                                            10     (4)
                                       ----    ----   ----
Balance at the end of the year         $167    $176   $157
                                       ====    ====   ====

LEASE COMMITMENTS

Eaton leases certain real properties and equipment. Minimum rental commitments at December 31 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate were, $102 in 2008, $77 in 2009, $55 in 2010, $38 in 2011, $26 in 2012 and $34 thereafter.

Rental expense of continuing operations was $133 in 2007, $123 in 2006, and $115 in 2005.

NET INCOME PER COMMON SHARE

A summary of the calculation of net income per Common Share assuming dilution and basic follows (shares in millions):

                                                 2007     2006     2005
                                                ------   ------   ------
Income from continuing operations               $  959   $  897   $  783
Income from discontinued operations                 35       53       22
                                                ------   ------   ------
Net income                                      $  994   $  950   $  805
                                                ======   ======   ======
Average number of Common Shares
   outstanding assuming dilution                 150.3    152.9    154.0
Less dilutive effect of stock options              3.0      2.7      3.8
                                                ------   ------   ------
Average number of Common Shares
   outstanding basic                             147.3    150.2    150.2
                                                ======   ======   ======
Net income per Common Share assuming dilution
   Continuing operations                        $ 6.38   $ 5.87   $ 5.08
   Discontinued operations                         .24      .35      .15
                                                ------   ------   ------
                                                $ 6.62   $ 6.22   $ 5.23
                                                ======   ======   ======
Net income per Common Share basic
   Continuing operations                        $ 6.51   $ 5.97   $ 5.21
   Discontinued operations                         .24      .35      .15
                                                ------   ------   ------
                                                $ 6.75   $ 6.32   $ 5.36
                                                ======   ======   ======

BUSINESS SEGMENT & GEOGRAPHIC REGION INFORMATION

Eaton is a diversified industrial manufacturer with 2007 sales of $13.0 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The Company had 64,000 employees at the end of 2007 and had sales to customers in more than 150 countries. Major products included in each business segment and other information follows.

ELECTRICAL

Low- and medium-voltage power distribution and control products that meet ANSI/NEMA and IEC standards; a wide range of circuit breakers, and a variety of assemblies and components used in managing distribution of electricity to industrial, utility, light commercial, residential and OEM markets; drives, contactors, starters, power factor and harmonic correction; a wide range of sensors used for position sensing; a full range of operator interface hardware and software for interfacing with machines, and other motor control products used in the control and protection of electrical power distribution systems; a full range of AC and DC uninterruptible power supply (UPS) systems; power management software, remote monitoring, turnkey integration services and site support engineering services for electrical power and control systems

FLUID POWER

Hydraulic power generation systems for industrial, mobile, automotive, and aerospace applications, including pumps, motors, hydraulic power units, hose and fittings, transaxles, transmissions, electro-hydraulic pumps, power and load management systems; a wide range of controls and sensing products including, valves, cylinders, electronic controls, cockpit controls, electromechanical actuators, sensors, illuminated and integrated displays and panels, health and unit monitoring systems (HUMS), aircraft flap and slat systems, and nose wheel steering systems; a full range of fluid conveyance products, including hose, thermoplastic tubing, fittings, adapters, couplings, sealing, and ducting for large commercial aircraft and regional jets; aerospace fuel systems, including fuel pumps, sensors, valves, adapters, and regulators used in high technology commercial and military aircraft; filtration systems solutions including filter bags, canisters, and vessels with a focus on oil & gas, fine chemicals, and food and beverage applications; heavy-duty drum and disc brakes, clutches and controllers for offshore oil and gas exploration, mining and metal forming markets; and golf grips, and precision molded and extruded plastic products

TRUCK

Heavy-, medium-, light-duty and agricultural mechanical transmissions; heavy- and medium-duty automated transmissions; heavy- and medium-duty clutches; a variety of other products including gears and shafts, transfer boxes, gearshift mechanisms, rotors; electronic diagnostic equipment for commercial vehicles; collision warning systems; and diesel-electric hybrid power systems for commercial vehicles and buses

AUTOMOTIVE

Engine valves; valve actuation components, engine displacement control components, advanced valvetrain and fuel management systems to enhance fuel economy and emissions; cylinder heads; superchargers and superturbo charging; advanced air and hydrogen management devices for fuel cells; limited slip and locking differentials, electronically controlled traction modification devices, and off road performance and racing differentials; precision gear forgings; compressor control clutches for mobile refrigeration; transmission controls; on-board vapor recovery systems; fuel level senders; exhaust gas recirculation valves for heavy-duty engines; turbocharger waste gate controls; and intake manifold control valves

OTHER INFORMATION

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

The principal markets for the Fluid Power segment are original equipment manufacturers and after-market customers of off-highway, aircraft and industrial equipment. These manufacturers are located globally and products are sold and serviced through a variety of channels.

The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks and passenger cars. These manufacturers are located globally and most sales of these products are made directly to such manufacturers.

No single customer represented more than 10% of net sales in 2007, 2006 or 2005. Sales from United States operations to customers in foreign countries were $986 in 2007, $988 in 2006 and $938 in 2005 (8% of sales in 2007, 2006 and 2005).

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

GEOGRAPHIC REGION INFORMATION

Net sales and segment operating profit are measured based on the geographic location of the selling plant. Long-lived assets consist of property, plant and equipment-net.

                                Segment
                               operating   Long-lived
                   Net sales    profit       assets
                   ---------   ---------   ----------
2007
   United States    $ 8,556      $1,177     $1,161
   Canada               371          54         20
   Europe             2,624         166        592
   Latin America      1,246         150        345
   Asia/Pacific       1,144         121        215
   Eliminations        (908)
                    -------                 ------
                    $13,033                 $2,333
                    =======                 ======
2006
   United States    $ 8,530      $1,146     $1,188
   Canada               337          44         16
   Europe             2,313          65        579
   Latin America      1,090         120        318
   Asia/Pacific         888          93        170
   Eliminations        (926)
                    -------                 ------
                    $12,232                 $2,271
                    =======                 ======
2005
   United States    $ 7,645      $1,015     $1,191
   Canada               315          48         16
   Europe             1,964          95        533
   Latin America      1,036         136        298
   Asia/Pacific         786          80        137
   Eliminations        (872)
                    -------                 ------
                    $10,874                 $2,175
                    =======                 ======

Business segment operating profit was reduced by acquisition integration charges, as follows:

                2007   2006   2005
                ----   ----   ----
United States    $27    $23    $17
Europe            20      7      7
Latin America     12      6      4
Asia/Pacific       5      4      8
                 ---    ---    ---
                 $64    $40    $36
                 ===    ===    ===

BUSINESS SEGMENT INFORMATION

                                                          2007      2006      2005
                                                        -------   -------   -------
Net sales
   Electrical                                           $ 4,759   $ 4,184   $ 3,758
   Fluid Power                                            4,480     3,983     3,240
   Truck                                                  2,147     2,520     2,288
   Automotive                                             1,647     1,545     1,588
                                                        -------   -------   -------
                                                        $13,033   $12,232   $10,874
                                                        =======   =======   =======
Operating profit
   Electrical                                           $   579   $   474   $   375
   Fluid Power                                              518       422       339
   Truck                                                    357       448       453
   Automotive                                               214       124       207

Corporate
   Amortization of intangible assets                        (79)      (51)      (30)
   Interest expense-net                                    (147)     (105)      (90)
   Minority interest                                        (14)      (10)       (5)
   Pension & other postretirement benefit expense          (164)     (152)     (120)
   Stock option expense                                     (30)      (27)
   Contribution to Eaton Charitable Fund                    (16)
   Other corporate expense-net                             (177)     (154)     (165)
                                                        -------   -------   -------
Income from continuing operations before income taxes     1,041       969       964
Income taxes                                                 82        72       181
                                                        -------   -------   -------
Income from continuing operations                           959       897       783
Income from discontinued operations                          35        53        22
                                                        -------   -------   -------
Net income                                              $   994   $   950   $   805
                                                        =======   =======   =======
Business segment operating profit was reduced by
acquisition integration charges, as follows:

Electrical                                              $    12   $     7   $    21
Fluid Power                                                  51        23         7
Truck                                                                   5         4
Automotive                                                    1         5         4
                                                        -------   -------   -------
                                                        $    64   $    40   $    36
                                                        =======   =======   =======

BUSINESS SEGMENT INFORMATION

                                                 2007      2006      2005
                                               -------   -------   -------
Identifiable assets
   Electrical                                  $ 1,960   $ 1,669   $ 1,454
   Fluid Power                                   2,279     2,007     1,787
   Truck                                           996     1,015     1,064
   Automotive                                      910       890       960
                                               -------   -------   -------
                                                 6,145     5,581     5,265
Goodwill                                         3,982     3,034     3,139
Other intangible assets                          1,557       969       626
Corporate                                        1,746     1,833     1,188
                                               -------   -------   -------
Total assets                                   $13,430   $11,417   $10,218
                                               =======   =======   =======
Expenditures for property, plant & equipment
   Electrical                                  $    82   $    74   $    59
   Fluid Power                                     105       121        76
   Truck                                            62        66        99
   Automotive                                       69        79       108
                                               -------   -------   -------
                                                   318       340       342
   Corporate                                        36        20        21
                                               -------   -------   -------
                                               $   354   $   360   $   363
                                               =======   =======   =======
Depreciation of property, plant & equipment
   Electrical                                  $    79   $    79   $    84
   Fluid Power                                     107       105        94
   Truck                                            84        77        70
   Automotive                                       75        69        76
                                               -------   -------   -------
                                                   345       330       324
   Corporate                                        23        22        19
                                               -------   -------   -------
                                               $   368   $   352   $   343
                                               =======   =======   =======

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
OPERATIONS

Dollars in millions, except for per share data (per share data assume dilution)

OVERVIEW OF THE COMPANY

Eaton is a diversified industrial manufacturer with 2007 sales of $13.0 billion. The Company is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; fluid power systems and services for industrial, mobile and aircraft equipment; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The principal markets for the Electrical segment are industrial, non-residential and residential construction, commercial, government, institutional, and telecommunications customers. These customers are generally concentrated in North America, Europe and Asia/Pacific; however, sales are made globally, directly by Eaton and indirectly through distributors and manufacturers representatives to such customers. The principal markets for the Fluid Power segment are original equipment manufacturers and after-market customers of off-highway, aircraft and industrial equipment. These manufacturers are located globally and products are sold and serviced through a variety of channels. The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks and passenger cars. These manufacturers are located globally and most sales of these products are made directly to such manufacturers. The Company had 64,000 employees at the end of 2007 and sells products to customers in more than 150 countries.

HIGHLIGHTS OF RESULTS FOR 2007

Eaton reported improved earnings per share in 2007 despite a sharp decline in the North American commercial truck market, and was successful in further expanding the proportion of its sales outside the United States.

During 2007, the Company posted new records for sales, net income and earnings per Common Share. Sales, operating profit and operating margin for the Electrical and Fluid Power business segments improved in 2007 compared to 2006, setting new records. Sales and operating profit of the Automotive segment were also new records and operating margin was a near record. Sales of the Truck segment in 2007 were lower than 2006 due to a 44% decline in the North American heavy-duty truck market and a 28% decline in the North American medium-duty truck market.

The following are highlights of 2007:

                                                  2007      2006    Increase
                                                -------   -------   --------
Continuing operations
   Net sales                                    $13,033   $12,232        7%
   Gross profit                                   3,651     3,283       11%
      Percent of net sales                         28.0%     26.8%
   Income before income taxes                     1,041       969        7%
   Income after income taxes                    $   959   $   897        7%
Income from discontinued operations                  35        53
                                                -------   -------
Net income                                      $   994   $   950        5%
                                                =======   =======
Net income per Common Share assuming dilution
   Continuing operations                        $  6.38   $  5.87        9%
   Discontinued operations                          .24       .35
                                                -------   -------
                                                $  6.62   $  6.22        6%
                                                =======   =======
Return on Shareholders' equity                     22.2%     23.0%

Net sales in 2007 were a new record for Eaton, surpassing the record set in 2006. Sales growth of 7% in 2007 over 2006 consisted of 3% from acquisitions of businesses, 3% from foreign exchange, and 1% from organic growth. Organic growth included 2% from outgrowing end markets, offset by a 1 1/2% decline in end markets, principally due to the anticipated sharp reduction in North American commercial truck production.

Gross profit increased 11% in 2007 compared to 2006 and improved to 28.0% of net sales, up from 26.8% of net sales in 2006. These increases were primarily due to sales growth of 7%; benefits from the Excel 07 program; benefits of integrating acquired businesses; continued productivity improvements driven by the Eaton Business System (EBS); and net pretax costs in 2006 related to the Excel 07 program. The Excel 07 program was a series of actions taken in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses that were expected to weaken during second half 2006 and 2007. The improvements in gross profit in 2007 were partially offset by higher prices paid for certain raw materials, supplies and basic metals and higher acquisition integration charges in 2007 compared to 2006. Overall business segment operating margin in 2007 was a record 12.8%, with the Electrical and Fluid Power businesses representing over 65% of overall segment operating profit.

Net income and net income per Common Share assuming dilution for 2007 were new records for the Company, increasing 5% and 6%, respectively, compared to 2006. The improvements in 2007 were primarily due to higher sales and the other factors that affected gross profit as discussed above, partially offset by increases in selling, administrative, and research and development expenses; higher interest expense; a contribution to the Eaton Charitable Fund; and a lower after-tax gain on the sale of certain businesses of the Automotive segment in 2007 compared to a similar gain in 2006, which were reported as Discontinued operations in the Statements of Consolidated Income. Earnings per share in 2007 also benefited from a lower number of shares outstanding due to the repurchase of Common Shares in 2007 and 2006 exceeding shares issued from exercises of stock options. Return on Shareholders' equity was 22.2%.

In 2007, Eaton acquired nine businesses in separate transactions for a combined net cash purchase price of $1,433. The majority of the acquisition spending has been in two of the Company's highest priority markets, aerospace and electrical power quality. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. These acquisitions are summarized below:

- On November 8, 2007, Eaton acquired Arrow Hose & Tubing Inc., a Canada-based manufacturer of specialty thermoplastic hose and tubing for the industrial, food and beverage, and agricultural markets. This business had sales of $12 in 2006 and is included in the Fluid Power segment.

- On October 31, 2007, the Company acquired the MGE small systems UPS business from Schneider Electric. This business is a France-based global provider of power quality solutions including uninterruptible power supply
     (UPS) systems, power distribution units, static transfer switches and surge suppressors, and had sales of $245 for the year ended September 30, 2007. This business is included in the Electrical segment.

- On October 19, 2007, Eaton acquired the assets of Babco Electric Group, an Alberta, Canada-based manufacturer of specialty low- and medium-voltage switchgear and electrical housings for use in the Canadian oil and gas industry and other harsh environments. This business had sales of $11 in the year ended April 30, 2007 and will be included in the Electrical segment.

- On June 19, 2007, Eaton acquired Pulizzi Engineering, a U.S. manufacturer of AC power distribution, AC power sequencing, redundant power and remote-reboot power management systems. This business had sales of $12 in 2006 and is included in the Electrical segment.

- On May 18, 2007, the Company acquired technology and related assets of SMC Electrical Products, Inc.'s industrial medium-voltage adjustable frequency drive business. This business is included in the Electrical segment.

- On May 2, 2007, Eaton acquired the fuel components division of Saturn Electronics & Engineering, Inc., a U.S. designer and manufacturer of fuel containment and shutoff valves, emissions control valves and specialty actuators. This business had sales of $28 in 2006 and is included in the Automotive segment.

- On April 5, 2007, Eaton acquired Aphel Technologies Limited, a U.K.-based global supplier of high density, fault-tolerant power distribution solutions for datacenters, technical offices, laboratories and retail environments. This business had sales of $12 in 2006 and is included in the Electrical segment.

- On March 16, 2007, Eaton acquired Argo-Tech Corporation, a U.S.-based aerospace business, which had sales of $206 in 2006. Argo-Tech is a leader in high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets. This business is included in the Fluid Power segment.

- On February 7, 2007, the Company acquired the Power Protection Business of Power Products Ltd., a Czech Republic distributor and service provider of Powerware(R) products and other uninterruptible power supply (UPS) systems. This business had sales of $3 in 2006 and is included in the Electrical segment.

On December 20, 2007, Eaton announced it had reached an agreement to purchase The Moeller Group, a Germany-based business, for EURO 1.55 billion (U.S. $2.3 billion). This transaction is expected to close at the beginning of the second quarter of 2008. This business, which had sales of EURO 1.02 billion (U.S. $1.5 billion) for 2007, is a leading supplier of electrical components for commercial and residential building applications, and controls for industrial equipment applications. The business will be integrated into the Electrical segment.

On December 20, 2007, Eaton announced a tender offer for all shares of Phoenixtec Power Company Ltd., a company listed on the Taiwan Stock Exchange. The tender offer closed on February 22, 2008, with 91% of Phoenixtec's shares having been tendered into the offer. Eaton acquired the tendered shares on February 26, 2008 and intends to take further steps to acquire all remaining shares. Once that has been accomplished, the Company will have paid a total purchase price, net of estimated cash and debt acquired, of $568 for Phoenixtec. This business, with sales of approximately $515 in 2007, manufactures single and three-phase uninterruptible power supply (UPS) systems. The business will be integrated into the Electrical segment.

In order to initially finance the acquisitions of The Moeller Group and Phoenixtec, on January 25, 2008, Eaton entered into a revolving credit agreement, in the amount of $3.0 billion, which may be used either to fund direct loans or to backstop commercial paper borrowings. The proceeds must be used to finance certain acquisitions including, but not limited to, the acquisition of The Moeller Group and Phoenixtec. All amounts borrowed under the credit agreement, including commercial paper backstopped by this agreement, must be repaid by January 23, 2009, but may be repaid earlier at the Company's option or may be required to be repaid earlier in the event of a default. The commitment amount of the revolving credit agreement will be reduced by the net amount of any proceeds raised through certain future capital market transactions which may include, but are not limited to, debt or equity issuances. The credit agreement also includes covenants customary for transactions of this type with borrowers having capital structures similar to Eaton.

In the third quarter of 2007, Eaton sold the Mirror Controls Division of the Automotive segment for $111, resulting in a $20 after-tax gain, or $.12 per Common Share. In the third quarter of 2006, certain other businesses of the Automotive segment were sold for $64, resulting in a $35 after-tax gain, or $.23 per share. The gains on sale of the Mirror Controls Division and the businesses sold in 2006, and other results of these businesses, are reported as Discontinued operations in the Statement of Consolidated Income.

Net cash provided by operating activities was $1,161 in 2007 compared to $1,431 in 2006. The decrease was primarily due to a net increase of $224 in working capital funding, and an increase of $61 in voluntary contributions made to the qualified pension plans in the United States and the United Kingdom, partially offset by higher net income of $44 and other adjustments. Cash and short-term investments totaled $646 at year-end 2007, down $139 from $785 at year-end 2006, reflecting the use of these assets to partially fund operating, investing and financing activities.

Total debt of $3,417 at the end of 2007 increased $831 from $2,586 at year-end 2006. Changes in debt during 2007 included the issuance of $781 of long-term notes, and commercial paper and other borrowings of $933, partially offset by the repayment of $979 of notes, commercial paper and other debt. The increase in total debt during 2007 largely resulted from funding acquisitions of businesses in 2007 of $1,433; capital expenditures of $354; the repurchase of 4.1 million Common Shares for $340 and cash dividends paid of $251; partially offset by net cash provided by operating activities of $1,161 and other items. The net-debt-to-capital ratio was 34.9% at the end of 2007 compared to 30.5% at year-end 2006, reflecting the combined effect of the $831 increase in total debt in 2007, and the $139 decline in cash and short-term investments in 2007.

Net working capital of $1,108 at the end of 2007 decreased by $10 from $1,118 at year-end 2006. The decrease was largely due to the $139 decrease in cash and short-term investments, which reflected the use of these assets to partially fund operating, investing and financing activities; an increase of $335 in short-term debt due to higher commercial paper borrowings to fund operations; and a net decrease of $168 in other working capital items. These decreases were partially offset by the $280 increase in accounts receivable, resulting from increased sales and the acquisitions of Argo-Tech and the MGE small systems UPS business; the $190 increase in inventories to support higher levels of sales and from these acquisitions; and the decrease of $162 in current portion of long-term debt due to the repayment of notes that matured. The current ratio was
1.3 at year-end 2007 and 2006.

On January 22, 2007, Eaton announced it had authorized a 10 million Common Shares repurchase program, replacing the 1.3 million shares remaining from the 10 million shares repurchase authorization approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company's Common Shares, the Company's capital levels and other considerations. Under the share repurchase program, 4.1 million shares were repurchased in the open market in 2007 at a total cost of $340.

In light of its strong results and future prospects, on January 22, 2008 Eaton announced that it was increasing the quarterly dividend on its Common Shares by 16%, from $.43 per share to $.50 per share, effective for the February 2008 dividend. This is the fourth dividend increase within the last three years, reflecting Eaton's philosophy of growing its dividend in line with its long-term growth in earnings.

RESULTS OF OPERATIONS - 2007 COMPARED TO 2006

                                                  2007      2006    Increase
                                                -------   -------   --------
Continuing operations
  Net sales                                     $13,033   $12,232        7%
   Gross profit                                   3,651     3,283       11%
      Percent of net sales                         28.0%     26.8%
   Income before income taxes                     1,041       969        7%
   Income after income taxes                    $   959   $   897        7%
Income from discontinued operations                  35        53
                                                -------   -------
Net income                                      $   994   $   950        5%
                                                =======   =======
Net income per Common Share assuming dilution
   Continuing operations                        $  6.38   $  5.87        9%
   Discontinued operations                          .24       .35
                                                -------   -------
                                                $  6.62   $  6.22        6%
                                                =======   =======
Return on Shareholders' equity                     22.2%     23.0%

Net sales in 2007 were a new record for Eaton, surpassing the record set in 2006. Sales growth of 7% in 2007 over 2006 consisted of 3% from acquisitions of businesses, 3% from foreign exchange, and 1% from organic growth. Organic growth included 2% from outgrowing end markets, offset by a 1 1/2% decline in end markets, principally due to the anticipated sharp reduction in North American commercial truck production.

Gross profit increased 11% in 2007 compared to 2006 and improved to 28.0% of net sales, up from 26.8% of net sales in 2006. These increases were primarily due to sales growth of 7%; benefits from the Excel 07 program; benefits of integrating acquired businesses; continued productivity improvements driven by the Eaton Business System (EBS); and net pretax costs of $154 in 2006 related to the Excel 07 program. The Excel 07 program was a series of actions taken in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses that were expected to weaken during second half 2006 and 2007. The improvements in gross profit in 2007 were partially offset by higher prices paid for certain raw materials, supplies and basic metals; and higher acquisition integration charges of $64 in 2007 compared to $40 in 2006. Overall business segment operating margin in 2007 was a record 12.8%, with the Electrical and Fluid Power businesses representing over 65% of overall segment operating profit.

RESULTS BY GEOGRAPHIC REGION

Net sales and segment operating profit are measured based on the geographic location of the selling plant.

                                                                             Operating
                          Net sales             Segment operating profit       margin
                ----------------------------   --------------------------   -----------
                 2007      2006     Increase     2007    2006    Increase   2007   2006
                -------   -------   --------   ------   ------   --------   ----   ----
United States   $ 8,556   $ 8,530      --      $1,177   $1,146        3%    13.8%  13.4%
Canada              371       337      10%         54       44       23%    14.6%  13.1%
Europe            2,624     2,313      13%        166       65      155%     6.3%   2.8%
Latin America     1,246     1,090      14%        150      120       25%    12.0%  11.0%
Asia/Pacific      1,144       888      29%        121       93       30%    10.6%  10.5%
Eliminations       (908)     (926)
                -------   -------
                $13,033   $12,232       7%
                =======   =======

In the United States, sales in 2007 were flat compared to 2006, while operating profit increased 3% over 2006. Sales increases in the Electrical and Fluid Power segments due to the acquisitions of Argo-Tech and other businesses, as well as growth in end markets, were offset by reduced sales in the Truck segment due to a decline in the North American commercial truck market. The increase in operating profit reflected improved sales and performance in all business segments, except Truck; benefits of the Excel 07 program; benefits of integrating acquired businesses; and $69 of net pretax costs in 2006 related to the Excel 07 program. Acquisition integration charges were $27 in 2007 compared to $23 in 2006 in the United States.

Growth in Canada of 10% in sales and 23% in operating profit was primarily due to higher sales in Electrical, resulting from growth in end markets and sales from acquired businesses.

Sales growth in Europe of 13% was primarily due to higher sales in Electrical, which reflected the acquisitions of the MGE small systems UPS business and other businesses, as well as increased sales in Fluid Power and Automotive, largely due to growth in their end markets. The sharp increase in operating profit in Europe reflected increased operating profit in Automotive and Truck, largely due to $77 of net pretax costs in 2006 related to the Excel 07 program; sales growth; benefits from the Excel 07 program; and benefits of integrating acquired businesses. These increases were partially offset by higher acquisition integration charges of $20 in 2007 compared to $7 in 2006.

In Latin America, growth of 14% in sales was largely due to higher sales in Truck, Fluid Power, and Electrical. The 25% increase in operating profit in Latin America was attributable to higher sales; benefits of the Excel 07 program; an adjustment in 2006 related to Brazilian inventories in the Truck business; the benefits of integrating acquired businesses; and Excel 07 program expenses of $5 in 2006. These increases were partially offset by higher acquisition integration charges of $12 in 2007 compared to $6 in 2006, and a gain on the sale of the Brazilian battery business in 2006.

Growth in Asia/Pacific of 29% in sales and 30% in operating profit was primarily due to higher sales in Fluid Power, Electrical and Truck, mainly resulting from growth in end markets.

OTHER RESULTS OF OPERATIONS

In 2007 and 2006, Eaton incurred charges related to the integration of acquired businesses. Charges in 2007 related to the integration of primarily the following acquisitions: in the Electrical segment, the MGE small systems UPS business, Schreder-Hazemeyer, Senyuan and Powerware; in the Fluid Power segment, Argo-Tech, Synflex, PerkinElmer, Cobham and Hayward; and in the Automotive segment, Saturn and Tractech. Charges in 2006 related to the integration of primarily the following acquisitions: in the Electrical segment, Pringle and Powerware; in the Fluid Power segment, Synflex, PerkinElmer, Cobham, Hayward, Winner and Walterscheid; in the Truck segment, Pigozzi; and in the Automotive segment, Tractech and Morestana. A summary of these charges follows:

                    2007   2006
                    ----   ----
Electrical          $ 12   $  7
Fluid Power           51     23
Truck                         5
Automotive             1      5
                    ----   ----
Pretax charges      $ 64   $ 40
                    ====   ====
After-tax charges   $ 42   $ 27
Per Common Share    $.28   $.17

Acquisition integration charges in 2007 included $27 for the United States, $20 for Europe, $12 for Latin America and $5 for Asia/Pacific. Charges in 2006 included $23 for the United States, $7 for Europe, $6 for Latin America and $4 for Asia/Pacific. These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.

In the first quarter of 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions concluded in 2006 intended to address resource levels and operating performance in businesses that under-performed in 2005, and businesses that were expected to weaken during second half 2006 and in 2007. As part of this program, charges were incurred related to plant closings in all four business segments. The net costs of this program included plant closings, as well as costs of relocating product lines and other employee reductions, partially offset by savings generated from these actions. A summary of the net costs incurred by each business segment related to this program follows:

                 2006
                 ----
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

In 2007 and 2006, Eaton recorded income tax benefits of $57 and $90, respectively, which represented an adjustment of worldwide tax liabilities. The 2007 income tax benefits reduced the effective income tax rate for full year 2007 from 13.4% to 7.9%. The 2007 income tax benefits resulted from multiple income tax items. Included in the tax benefits were a $14 benefit from changes to state tax laws and a favorable revaluation of worldwide deferred tax assets. The income tax benefits for 2006 reduced the effective income tax rate for full year 2006 from 16.7% to 7.4%. Further analysis regarding the change in the effective income tax rate in 2007 compared to 2006 is found in "Income Taxes" in the Notes to the Consolidated Financial Statements.

Effective January 1, 2007, Eaton adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". The net income tax assets recognized under FIN No. 48 at January 1, 2007 did not differ from the net assets recognized before adoption, and, therefore, the Company did not record a cumulative-effect adjustment related to the adoption of FIN No. 48. The adoption of FIN No. 48 is further discussed in "Income Taxes" in the Notes to the Consolidated Financial Statements.

In the third quarter of 2007, Eaton sold the Mirror Controls Division of the Automotive segment for $111, resulting in a $20 after-tax gain, or $.12 per Common Share. In the third quarter of 2006, certain other businesses of the Automotive segment were sold for $64, resulting in a $35 after-tax gain, or $.23 per share. The gains on sale of the Mirror Controls Division and the businesses sold in 2006, and other results of these businesses, are reported as Discontinued operations in the Statement of Consolidated Income.

Net income and net income per Common Share assuming dilution for 2007 were new records for the Company, increasing 5% and 6%, respectively, compared to 2006. The improvements in 2007 were primarily due to higher sales and the other factors that affected gross profit as discussed above, partially offset by increases in selling, administrative, and research and development expenses; higher interest expense; a contribution to the Eaton Charitable Fund ; and a lower after-tax gain on the sale of certain businesses of the Automotive segment in 2007 compared to a similar gain in 2006, which were reported as Discontinued operations in the Statements of Consolidated Income. Earnings per share in 2007 also benefited from a lower number of shares outstanding due to the repurchase of Common Shares in 2007 and 2006 exceeding shares issued from exercises of stock options. Return on Shareholders' equity was 22.2%.

RESULTS BY BUSINESS SEGMENT

ELECTRICAL

                    2007     2006    Increase
                   ------   ------   --------
Net sales          $4,759   $4,184      14%
Operating profit      579      474      22%
Operating margin     12.2%    11.3%

Sales of the Electrical segment reached record levels in 2007. Of the 14% sales increase in 2007 over 2006, 8% was due to organic growth; 3% was from acquisitions of businesses, primarily the MGE small systems UPS business; and 3% from foreign exchange. End markets for the Electrical segment grew about 9% during 2007. The non-residential electrical and power quality markets recorded strong growth, offset by the decline in the U.S. residential electrical market, which was negatively impacted by weakness in U.S. housing starts.

Operating profit rose 22% in 2007 over 2006, and was also a new record for this segment. The operating margin of 12.2% was a significant improvement over 11.3% in 2006. The increase in operating profit was largely due to growth in sales; benefits from the Excel 07 program; benefits of integrating acquired businesses; continued productivity improvements; and net pretax costs in 2006 related to the Excel 07 program; partially offset by a gain in 2006 on the sale of the Brazilian battery business. Operating profit reflected acquisition integration charges of $12 in 2007 compared to charges of $7 in 2006, which reduced the operating margin by 0.3% in 2007 and 0.2% in 2006. Acquisition integration charges in 2007 primarily related to the integration of the MGE small systems UPS business, Schreder-Hazemeyer, Senyuan and Powerware, while charges in 2006 related to the integration of Pringle and Powerware. Net pretax costs of $17 related to the Excel 07 program in 2006 reduced the operating margin by 0.4%. The incremental operating margin for 2007 (the increase in operating profit compared to the increase in sales) was 18%. The operating margin for acquired businesses was 13%.

New businesses acquired during 2007 in the Electrical segment and those planned to be acquired in early 2008 include the following:

- On October 31, 2007, the Company acquired the MGE small systems UPS business from Schneider Electric. This business is a France-based global provider of power quality solutions including uninterruptible power supply
     (UPS) systems, power distribution units, static transfer switches and surge suppressors, and had sales of $245 for the year ended September 30, 2007.

- On October 19, 2007, Eaton acquired the assets of Babco Electric Group, an Alberta, Canada-based manufacturer of specialty low- and medium-voltage switchgear and electrical housings for use in the Canadian oil and gas industry and other harsh environments. This business had sales of $11 in the year ended April 30, 2007.

- On June 19, 2007, Eaton acquired Pulizzi Engineering, a U.S. manufacturer of AC power distribution, AC power sequencing, redundant power and remote-reboot power management systems. This business had sales of $12 in 2006.

- On May 18, 2007, the Company acquired technology and related assets of SMC Electrical Products, Inc.'s industrial medium-voltage adjustable frequency drive business.

- On April 5, 2007, Eaton acquired Aphel Technologies Limited, a U.K.-based global supplier of high density, fault-tolerant power distribution solutions for datacenters, technical offices, laboratories and retail environments. This business had sales of $12 in 2006.

- On February 7, 2007, the Company acquired the Power Protection Business of Power Products Ltd., a Czech Republic distributor and service provider of Powerware(R) products and other uninterruptible power supply (UPS) systems. This business had sales of $3 in 2006.

- On December 20, 2007, Eaton announced it had reached an agreement to purchase The Moeller Group, a Germany-based business, for EURO 1.55 billion (U.S. $2.3 billion). This transaction is expected to close at the beginning of the second quarter of 2008. This business, which had sales of EURO 1.02 billion (U.S. $1.5 billion) for 2007, is a leading supplier of electrical components for commercial and residential building applications, and controls for industrial equipment applications.

- On December 20, 2007, Eaton announced a tender offer for all shares of Phoenixtec Power Company Ltd., a company listed on the Taiwan Stock Exchange. The tender offer closed on February 22, 2008, with 91% of Phoenixtec's shares having been tendered into the offer. Eaton acquired the tendered shares on February 26, 2008 and intends to take further steps to acquire all remaining shares. Once that has been accomplished, the Company will have paid a total purchase price, net of estimated cash and debt acquired, of $568 for Phoenixtec. This business, with sales of approximately $515 in 2007, manufactures single and three-phase uninterruptible power supply (UPS) systems.

FLUID POWER

                    2007     2006    Increase
                   ------   ------   --------
Net sales          $4,480   $3,983      12%
Operating profit      518      422      23%
Operating margin     11.6%    10.6%

Sales of the Fluid Power segment reached record levels in 2007. The 12% increase in sales in 2007 over 2006 consisted of 6% from acquisitions of businesses, primarily the Argo-Tech aerospace business; 3% from organic growth; and 3% from foreign exchange. Fluid Power markets grew 3% in 2007 compared to 2006, with global hydraulics shipments up 1%, commercial aerospace markets up 8%, defense aerospace markets flat, and European automotive production up 6%.

Operating profit rose 23% in 2007 over 2006, and was a new record for this segment. The operating margin of 11.6% was also a new record for this segment. The increase in operating profit was due to growth in sales, including a more profitable mix of businesses; benefits from the Excel 07 program; benefits of integrating acquired businesses; overall improvement in operating efficiencies; and net pretax costs in 2006 related to the Excel 07 program. Operating profit reflected acquisition integration charges of $51 in 2007 compared to charges of $23 in 2006, which reduced the operating margin by 1.1% in 2007 and 0.6% in 2006. The acquisition integration charges in 2007 primarily related to the acquired operations of Argo-Tech, Synflex, PerkinElmer, Cobham, and Hayward. Charges in 2006 largely related to the acquired operations of Synflex, PerkinElmer, Cobham, Hayward, Winner and Walterscheid. Net pretax costs of $23 in 2006 related to the Excel 07 program reduced the operating margin by 0.6%. The incremental operating margin for 2007 was 19%. The operating margin for acquired businesses was 26% in 2007.

New businesses acquired during 2007 for the Fluid Power segment include the following:

- On November 8, 2007, Eaton acquired Arrow Hose & Tubing Inc. this business is a Canada-based manufacturer of specialty thermoplastic hose and tubing for the industrial, food and beverage, and agricultural markets. This business had sales of $12 in 2006.

- On March 16, 2007, Eaton acquired Argo-Tech Corporation, a U.S.-based aerospace business, which had sales of $206 in 2006. Argo-Tech is a leader in high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets.

TRUCK

                    2007     2006    (Decrease)
                   ------   ------   ----------
Net sales          $2,147   $2,520      (15%)
Operating profit      357      448      (20%)
Operating margin     16.6%    17.8%

Sales of the Truck segment decreased 15% in 2007 from 2006. The reduction in sales reflected an 18% decline in sales volume, offset by a 3% increase from foreign exchange. The decline in sales was due to a reduction in North American commercial truck production in 2007 from 2006, with North American heavy-duty truck production down 44%, and North American medium-duty production down 28%. Brazilian vehicle production was up 17%, Brazilian agricultural equipment production was up 41%, and European medium-duty truck production was flat compared to 2006.

Operating profit decreased 20% in 2007 from 2006, primarily due to the reduction in sales, partially offset by the benefits from the Excel 07 program, net pretax costs in 2006 related to the Excel 07 program, and an adjustment in 2006 to Brazilian inventories. The operating margin was 16.6% in 2007, down 1.2 percentage points from 17.8% in 2006. Operating profit in 2006 was reduced by acquisition integration charges of $5 related to Pigozzi, which reduced the operating margin by 0.2% in 2006; and net pretax costs of $60 related to the Excel 07 program in 2006, which reduced the operating margin by 2.4%.

AUTOMOTIVE

                    2007     2006    Increase
                   ------   ------   --------
Net sales          $1,647   $1,545       7%
Operating profit      214      124      73%
Operating margin     13.0%     8.0%

The 7% increase in sales of the Automotive segment in 2007 over 2006 reflected a 3% increase from organic growth, 3% from foreign exchange, and 1% from acquisitions of businesses. In 2007, North American automotive production declined by 2%, while European production grew 6%.

Operating profit in 2007 increased $90 over 2006, largely due to $52 of net pretax costs in 2006 related to the Excel 07 program, benefits from the Excel 07 program in 2007, and sales growth in 2007. Operating profit reflected acquisition integration charges of $1 in 2007 compared to charges of $5 in 2006, which reduced the operating margin by 0.1% in 2007 and 0.3% in 2006. Acquisition integration charges in 2007 primarily related to the integration of Saturn and Tractech, while charges in 2006 related to the integration of Tractech and Morestana. Net pretax costs of $52 related to the Excel 07 program in 2006 reduced the operating margin by 3.4%.

On May 2, 2007, Eaton acquired the fuel components division of Saturn Electronics & Engineering, Inc., a U.S. designer and manufacturer of fuel containment and shutoff valves, emissions control valves and specialty actuators. This business had sales of $28 in 2006.

In the third quarter of 2007, Eaton sold the Mirror Controls Division of the Automotive segment for $111, resulting in a $20 after-tax gain, or $.12 per Common Share. In the third quarter of 2006, certain other businesses of the Automotive segment were sold for $64, resulting in a $35 after-tax gain, or $.23 per share. The gains on sale of the Mirror Controls Division and the businesses sold in 2006, and other results of these businesses, are reported as Discontinued operations in the Statement of Consolidated Income.

CORPORATE

Amortization of intangible assets of $79 in 2007 increased from $51 in 2006 due to amortization of intangible assets associated with recently acquired businesses.

Interest expense of $147 in 2007 increased from $105 in 2006, primarily due to borrowings to finance cash paid of $1,433 for acquisitions of businesses in 2007.

In 2007, corporate expense of $16 was recorded for a contribution to the Eaton Charitable Fund.

CHANGES IN FINANCIAL CONDITION DURING 2007

Net working capital of $1,108 at the end of 2007 decreased by $10 from $1,118 at year-end 2006. The decrease was largely due to the $139 decrease in cash and short-term investments, which reflected the use of these assets to partially fund operating, investing and financing activities; an increase of $335 in short-term debt due to higher commercial paper borrowings to fund operations; and a net decrease of $168 in other working capital items. These decreases were partially offset by the $280 increase in accounts receivable, resulting from increased sales and the acquisitions of Argo-Tech and the MGE small systems UPS business; the $190 increase in inventories to support higher levels of sales and from these acquisitions; and the decrease of $162 in current portion of long-term debt due to the repayment of notes that matured. The current ratio was
1.3 at year-end 2007 and 2006.

Net cash provided by operating activities was $1,161 in 2007 compared to $1,431 in 2006. The decrease was primarily due to a net increase of $224 in working capital funding, and an increase of $61 in voluntary contributions made to the qualified pension plans in the United States and the United Kingdom, partially offset by higher net income of $44 and other adjustments. Cash and short-term investments totaled $646 at year-end 2007, down $139 from $785 at year-end 2006, reflecting the use of these assets to partially fund operating, investing and financing activities.

Total debt of $3,417 at the end of 2007 increased $831 from $2,586 at year-end 2006. Changes in debt during 2007 included the issuance of $781 of long-term notes, and commercial paper and other borrowings of $933, partially offset by the repayment of $979 of notes, commercial paper and other debt. The increase in total debt during 2007 largely resulted from funding acquisitions of businesses in 2007 of $1,433; capital expenditures of $354; the repurchase of 4.1 million Common Shares for $340 and cash dividends paid of $251; partially offset by net cash provided by operating activities of $1,161 and other items. The net-debt-to-capital ratio was 34.9% at the end of 2007 compared to 30.5% at year-end 2006, reflecting the combined effect of the $831 increase in total debt in 2007, and the $139 decline in cash and short-term investments in 2007.

In order to initially finance the acquisitions of The Moeller Group and Phoenixtec, on January 25, 2008, Eaton entered into a revolving credit agreement, in the amount of $3.0 billion, which may be used either to fund direct loans or to backstop commercial paper borrowings. The proceeds must be used to finance certain acquisitions including, but not limited to, the acquisition of The Moeller Group and Phoenixtec. All amounts borrowed under the credit agreement, including commercial paper backstopped by this agreement, must be repaid by January 23, 2009, but may be repaid earlier at the Company's option or may be required to be repaid earlier in the event of a default. The commitment amount of the revolving credit agreement will be reduced by the net amount of any proceeds raised through certain future capital market transactions which may include, but are not limited to, debt or equity issuances. The credit agreement also includes covenants customary for transactions of this type with borrowers having capital structures similar to Eaton.

Eaton's United States operations have long-term revolving credit facilities of $1.5 billion, of which $300 expires in May 2008, $700 in March 2010 and the remaining $500 in August 2011. One of the Company's international subsidiaries has a long-term line of credit of EURO 100 million.

In order to refinance short-term borrowings related to the acquisition of the Argo-Tech aerospace business in 2007, a subsidiary of Eaton issued a $281 Floating Rate Senior Note due 2010. This subsidiary owns equity interests in several of the Company's subsidiaries and a portion of the assets of those subsidiaries are pledged as collateral for the note. At December 31, 2007, under the terms of the Note, this subsidiary had net assets of $3.7 billion that were not available to be transferred to the parent company of Eaton Corporation in the form of loans, advances, or cash dividends without the consent of the lender. In the event of an unremedied default, claims of the lender against this subsidiary's net assets are limited to the $281 principal amount of the Note, accrued interest, and any associated damages.

On January 22, 2007, Eaton announced it had authorized a 10 million Common Shares repurchase program, replacing the 1.3 million shares remaining from the 10 million shares repurchase authorization approved in April 2005. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company's Common Shares, the Company's capital levels and other considerations. Under the share repurchase program, 4.1 million shares were repurchased in the open market in 2007 at a total cost of $340.

In light of its strong results and future prospects, on January 22, 2008 Eaton announced that it was increasing the quarterly dividend on its Common Shares by 16%, from $.43 per share to $.50 per share, effective for the February 2008 dividend. This is the fourth dividend increase within the last three years, reflecting Eaton's philosophy of growing its dividend in line with its long-term growth in earnings.

OUTLOOK FOR 2008

As Eaton surveyed its end markets for its business segments in mid-January 2008, it anticipated an overall growth of approximately 4% for full year 2008. U.S. markets are likely to grow by 2 to 3% in 2008, while international markets are likely to grow by 5 to 6%. Eaton expects to outgrow end markets in 2008 by approximately $275, and to record approximately $2.2 billion of growth from the full year impact of the nine acquisitions completed in 2007, and the acquisitions of The Moeller Group and Phoenixtec. As a result, revenues in 2008 are anticipated to grow by approximately 25% compared to 2007. Upon completion of the acquisitions of The Moeller Group and Phoenixtec, sales in 2008 to markets outside the United States, based on an estimate of the geographic location of the ultimate customer for Eaton's products, will grow to approximately 55% of total sales.

For 2008, for the Electrical segment, Eaton expects markets to grow approximately 5 to 6%, with growth in the global nonresidential electrical and power quality markets offsetting a decline in the residential electrical market in the United States and several European countries. The Company expects the acquisitions of The Moeller Group and Phoenixtec to add approximately $1.9 billion of sales in 2008.

 For Fluid Power, in 2008 Eaton anticipates a slight decline in construction equipment production in the United States and an increase in production outside the United States. Global agricultural equipment production is expected to post solid growth. Industrial hydraulics markets are likely to post modest growth. In total, global hydraulics markets are expected to grow 1% in 2008. Growth in the commercial aerospace market is expected to be in high single digits, while defense aerospace markets are expected to post modest growth. Overall, aerospace markets are expected to grow about 6%. It is anticipated that full year operating margins in both hydraulics and aerospace will improve in 2008.

In the Truck segment, Eaton expects production of North American heavy-duty trucks in 2008 to be 240,000 units. However, it is expected that production in the first quarter of 2008 will be relatively flat with the fourth quarter of 2007, which will lead to a steep growth in production rates later in the year.

For the Automotive segment, Eaton anticipates weaker North American production in 2008, modest growth in European production, and strong growth in South American and Asian production.

Eaton's guidance for net income per Common Share for full year 2008 is $7.25 to $7.75, after charges to integrate recent acquisitions of $.50 per share. For the first quarter of 2008, the Company anticipates net income per Common Share of $1.50 to $1.60, after acquisition integration charges of $.10 per share.

FORWARD-LOOKING STATEMENTS

This Annual Report to Shareholders contains forward-looking statements concerning Eaton's first quarter 2008 and full year 2008 net income per Common Share, worldwide markets, growth in relation to end markets, growth from acquisitions and events and trends that may affect the Company's future operating results and financial position. These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "guidance," "intend," "may," "possible," "potential," "predict," "project" or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company's business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; the impact of acquisitions, divestitures, and joint ventures; new laws and governmental regulations; interest rate or tax rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

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

REVENUE RECOGNITION

Sales are recognized when products are shipped to unaffiliated customers, all significant risks of ownership have been transferred to the customer, title has transferred in accordance with shipping terms (FOB shipping point, FOB destination, or equivalent International Commercial (INCO) Terms), the selling price is fixed and determinable, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Other revenues for service contracts are recognized as the services are provided.

IMPAIRMENT OF GOODWILL & OTHER LONG-LIVED ASSETS

SFAS No. 142 "Goodwill and Other Intangible Assets" provides that goodwill and indefinite life intangible assets must be reviewed for impairment, in accordance with the specified methodology. Further, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2007, Eaton completed the annual impairment tests for goodwill and indefinite life intangible assets as required by SFAS No. 142. These tests confirmed that the fair value of the Company's reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized. Goodwill and other intangible assets totaled $5.5 billion at the end of 2007 and represented 41% of total assets. These assets resulted primarily from the $1.6 billion acquisition of Aeroquip-Vickers, Inc., a mobile and industrial hydraulics business, in 1999; the $1.1 billion acquisition of the electrical distribution and controls business unit of Westinghouse in 1994; the $731 acquisition of Argo-Tech, a manufacturer of aerospace, airframe, and ground fueling pumps and systems for commercial and military aerospace markets in 2007; the $614 acquisition of the MGE small systems UPS business in 2007; and the $573 acquisition of Powerware Corporation, the electrical UPS business, in 2004. These businesses, as well as many of the Company's other recent business acquisitions, have a long history of operating successfully and profitably and hold significant market positions in the majority of their product lines. Their products are not subject to rapid technological or functional obsolescence. These factors, coupled with continuous strong product demand, support the recorded values of the goodwill and intangible assets related to acquired businesses.

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

INCOME TAX ASSETS & LIABILITIES

Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities, and for certain United States income tax credit carryforwards. Recorded deferred income tax assets and liabilities are described in detail in "Income Taxes" in the Notes to the Consolidated Financial Statements. Significant factors considered by management in the determination of the probability of the realization of deferred tax assets include historical operating results, expectations of future earnings and taxable income, and the extended period of time over which certain temporary differences will reverse. A valuation allowance of $269 has been recognized for certain deferred income tax assets, because management believes there is a low probability of the realization of deferred income tax assets related to certain United States Federal income tax credit carryforwards, certain non-United States income tax credit carryforwards, most United States state and local income tax loss carryforwards and tax credit carryforwards, and most tax loss carryforwards at international operations.

As described in "Income Taxes" in the Notes to the Consolidated Financial Statements, effective January 1, 2007, Eaton adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". The net income tax assets recognized under FIN No. 48 at January 1, 2007 did not differ from the net assets recognized before adoption, and, therefore, the Company did not record a cumulative-effect adjustment related to the adoption of FIN No. 48.

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

The discount rate for United States plans was determined by constructing a zero-coupon yield curve derived from a universe of high-quality bonds as of the measurement date, which was designed to match the discounted expected benefit payments. The bond data (rated Aa3 or better by Moody's Investor Services) was obtained from Bloomberg. Callable bonds with explicit call schedules were excluded and bonds with "make-whole" call provisions were included. In addition, a portion of the bonds were deemed outliers and excluded from consideration. Finally, a subset of bonds was selected by grouping the universe of bonds by duration and retaining 50% of the bonds that had the highest yields.

The discount rates for non-United States plans are appropriate for each region and are based on high quality long-term corporate and government bonds. Consideration has been given to the duration of the liabilities in each plan for selecting the bonds to be used in determining the discount rate.

At the end of 2007, certain key assumptions used to calculate pension and other postretirement benefit expense were adjusted, including the raising of the assumed return on pension plan assets from 8.31% to 8.44% and the discount rate from 5.39% to 5.96%. At the end of 2006, the assumed return on pension plan assets was lowered from 8.35% to 8.31%, and the discount rate from 5.51% to 5.39%. At the end of 2005, the assumed return on pension plan assets was lowered from 8.41% to 8.35% and the discount rate from 5.81% to 5.51%.

The changes in these assumptions, offset by decreased curtailment costs in 2007, resulted in increased pretax pension and postretirement expense of $4 in 2007 compared to 2006. These changes, as well as increased curtailment and settlement costs in 2006, increased pretax pension and other postretirement benefit expense $66 in 2006 compared to 2005. Pretax pension and other postretirement benefit expense is expected to decrease by approximately $44 in 2008 compared to 2007 due mainly to an increase in the discount rate and the assumed return on pension plan assets at the end of 2007.

A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $23 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $43 effect on pension expense. A 1-percentage point change in the discount rate is estimated to have approximately a $3 effect on expense for other postretirement benefit plans. Additional information related to changes in key assumptions used to recognize expense for other postretirement benefit plans is found in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

PROTECTION OF THE ENVIRONMENT

As a result of past operations, Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites.

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be incurred over a period of several years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. At December 31, 2007, the balance sheet included a liability for these costs of $64. All of these estimates are forward-looking statements and, given the inherent uncertainties in evaluating environmental exposures, actual results can differ from these estimates.

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

MARKET RISK DISCLOSURE

The Company is exposed to various changes in financial market conditions, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. Eaton manages exposure to such risks through normal operating and financing activities. To manage exposure to fluctuations in interest rates, foreign currencies and commodity prices, Eaton uses straightforward, non-leveraged, financial instruments for which quoted market prices are readily available from a number of independent services.

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

Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company's financial liabilities would change as a result of movements in interest rates. Based on a hypothetical, immediate 100 basis point decrease in interest rates at December 31, 2007, the market value of the Company's debt and interest rate swap portfolio, in aggregate, would increase by $125.

Foreign currency risk is the risk that Eaton will incur economic losses due to adverse changes in foreign currency exchange rates. The Company mitigates foreign currency risk by funding some investments in foreign markets through local currency financings. Such non-U.S. Dollar debt was $176 at December 31, 2007. To augment Eaton's non-U.S. Dollar debt portfolio, the Company also enters into forward foreign exchange contracts and foreign currency swaps from time to time to mitigate the risk of economic loss in its foreign investments due to adverse changes in exchange rates. At December 31, 2007, the aggregate balance of such contracts was $82. Eaton also monitors exposure to transactions denominated in currencies other than the functional currency of each country in which the Company operates, and periodically enters into forward contracts to mitigate that exposure. In the aggregate, Eaton's portfolio of forward contracts related to such transactions was not material to its financial position, results of operations or cash flows during 2007.

Other than the above noted debt and financial derivative arrangements, there were no material derivative instrument transactions in place or undertaken during 2007.

CONTRACTUAL OBLIGATIONS

A summary of contractual obligations as of December 31, 2007 follows:

                                          2009    2011
                                           to      to     After
                                 2008     2010    2012    2012     Total
                                ------   ------   ----   ------   ------
Long-term debt                  $  160   $  552   $314   $1,566   $2,592
Interest expense related to
   long-term debt                  137      247    217    1,286    1,887
Reduction of interest
   expense from interest rate
   swap agreements related
   to long-term debt                (7)     (19)   (10)     (45)     (81)
Operating leases                   102      132     64       34      332
Purchase obligations               461      177    209        5      852
Other long-term liabilities        220       31     30       39      320
                                ------   ------   ----   ------   ------
                                $1,073   $1,120   $824   $2,885   $5,902
                                ======   ======   ====   ======   ======

Long-term debt includes obligations under capital leases, which are not material. Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate related to the debt instrument, at December 31, 2007. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap, at December 31, 2007. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders and commitments under ongoing service arrangements. Other long-term liabilities include $200 of contributions to pension plans in 2008 and $106 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date. The table above does not include future expected pension benefit payments or expected other postretirement benefit payments for each of the next five years and the five years thereafter. Information related to the amounts of these future payments is described in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities. At December 31, 2007, the gross liability for unrecognized income tax benefits totaled $116, including interest and penalties of $20.

RESULTS OF OPERATIONS - 2006 COMPARED TO 2005

                                                  2006      2005    Increase
                                                -------   -------   --------
Continuing operations
   Net sales                                    $12,232   $10,874      12%
   Gross profit                                   3,283     3,044       8%
      Percent of net sales                         26.8%     28.0%
   Income before income taxes                       969       964       1%
   Income after income taxes                    $   897   $   783      15%
Income from discontinued operations                  53        22
                                                -------   -------
Net income                                      $   950   $   805      18%
                                                =======   =======
Net income per Common Share assuming dilution
   Continuing operations                        $  5.87   $  5.08      16%
   Discontinued operations                          .35       .15
                                                -------   -------
                                                $  6.22   $  5.23      19%
                                                =======   =======

Return on Shareholders' equity                     23.0%     22.2%

Sales growth of 12% in 2006 consisted of 6% from organic growth, 5% from acquisitions of businesses, and 1% from foreign exchange. Organic growth included 5% from end-market growth and 1% from outgrowing end markets.

In the first quarter of 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses in which markets were expected to weaken during the second half of 2006 and 2007. This program included plant closings, as well as costs of relocating product lines and other employee reductions. The net impact of this program also includes savings generated from the actions noted above, gains from sales of non-strategic product lines, and other corporate actions, including the favorable resolution of multiple income tax items. The total net positive impact of the Excel 07 program in 2006 was after-tax income of $8, or $.05 per Common Share. Pretax costs of this program for plant closings, relocating product lines and other employee reductions, offset by savings generated from these actions, were $154. These costs were offset by gains on the sale of businesses that totaled $35 after-tax, which were reported in the Statement of Consolidated Income as Discontinued operations, and by $90 of income tax benefits resulting from the favorable resolution of multiple income tax items during the year. Net pretax costs of plant closings and other actions associated with the Excel 07 program were included in the Statements of Consolidated Income primarily in Cost of products sold, with additional amounts in Selling & administrative expense or Other (income) expense-net, as appropriate. In Business Segment Information, the net pretax impact of the Excel 07 program was included in Operating profit of the related business segment, as separately discussed in the results of each business segment below.

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

RESULTS BY GEOGRAPHIC REGION

Net sales and segment operating profit are measured based on the geographic location of the selling plant.

                                                                               Operating
                          Net sales              Segment operating profit        margin
                ----------------------------   ----------------------------   -----------
                                                                  Increase
                 2006       2005    Increase    2006     2005    (Decrease)   2006   2005
                -------   -------   --------   ------   ------   ----------   ----   ----
United States   $ 8,530   $ 7,645      12%     $1,146   $1,015       13%      13.4%  13.3%
Canada              337       315       7%         44       48       (8%)     13.1%  15.2%
Europe            2,313     1,964      18%         65       95      (32%)      2.8%   4.8%
Latin America     1,090     1,036       5%        120      136      (12%)     11.0%  13.1%
Asia/Pacific        888       786      13%         93       80       16%      10.5%  10.2%
Eliminations       (926)     (872)
                -------   -------
                $12,232   $10,874      12%
                =======   =======

Growth in sales in the United States of 12% was primarily due to higher sales in Fluid Power, which resulted from growth in end markets; sales from businesses acquired in 2006, primarily the thermoplastic hose and tubing business of Synflex and the industrial filtration business of Ronningen-Petter; and the full year effect on sales of businesses acquired in 2005, including the aerospace division of PerkinElmer Inc., the aerospace fluid and air division of Cobham plc, and the industrial filtration business of Hayward Industries, Inc. Higher sales in the United States in 2006 were also due to increased sales in Electrical, largely resulting from growth in end markets, and higher sales in Truck, as a result of strong end market demand for heavy-duty trucks. These increases in sales were partially offset by a sales reduction in Automotive, primarily resulting from the decline in the North American automotive market. The 13% increase in operating profit in the United States was mainly due to strong operating profit in Truck; higher operating profit in Fluid Power, which included profit from businesses acquired in 2006 and the full year effect of businesses acquired in 2005; increased operating profit in Electrical; and the benefits of integrating acquired businesses. These increases in operating profit were partially offset by costs of plant closings and other expenses associated with the Excel 07 program, as described above, and reduced operating profit of the Automotive segment.

In Canada, sales growth of 7% in sales was primarily due to improved results in the Electrical businesses. The 8% reduction in operating profit was mainly due to the costs of relocation of certain businesses in the Electrical segment.

Sales growth in Europe of 18% was primarily due to higher sales in Fluid Power, which reflected growth in end markets and the full year effect on sales of the businesses acquired in 2005, including the aerospace fluid and air division of Cobham plc, the aerospace division of PerkinElmer Inc., and the industrial filtration business of Hayward Industries, Inc. Higher sales in Europe in 2006 also reflected increased sales in Electrical, largely due to growth in end markets. The 32% decrease in operating profit in Europe reflected reduced operating profit in Automotive and Truck, which primarily resulted from plant closings associated with the Excel 07 program, partially offset by improved results in Electrical and Fluid Power, due to the full-year effect of the Fluid Power acquisitions completed in 2005 and the benefits of integrating acquired businesses.

In Latin America, growth of 5% in sales was largely due to higher sales in Truck, Automotive and Fluid Power. The 12% reduction in operating profit in Latin America was attributable to Excel 07 program expenses and an adjustment to Brazilian inventories in the Truck business, partially offset by improved results in Electrical, which included a gain on the sale of the Brazilian battery business.

Growth in Asia/Pacific of 13% in sales and 16% in operating profit was primarily due to higher sales in Fluid Power and Electrical, which were the result of growth in end markets and sales from businesses acquired in 2006 and 2005. Acquisitions of businesses included the Senyuan China-based medium-voltage electrical business acquired in September 2006 and the Winner hydraulics business acquired in 2005.

OTHER RESULTS OF OPERATIONS

In 2006 and 2005, Eaton incurred charges related to the integration of acquired businesses. Charges in 2006 related to the integration of primarily the following acquisitions: in the Electrical segment, Pringle and Powerware; in the Fluid Power segment, Synflex, PerkinElmer, Cobham, Hayward, Winner and Walterscheid; in the Truck segment, Pigozzi; and in the Automotive segment, Tractech and Morestana. Charges in 2005 related to primarily the following acquisitions: in the Electrical segment, Powerware and Delta; in the Fluid Power segment, Winner, Walterscheid, and Boston Weatherhead; in the Truck segment, Pigozzi; and in the Automotive segment, Morestana. A summary of these charges follows:

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

In the first quarter of 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions concluded in 2006 intended to address resource levels and operating performance in businesses that under-performed in 2005, and businesses that were expected to weaken during second half 2006 and in 2007. As part of this program, charges were incurred related to plant closings in all four business segments, including three significant plant closings announced in the third quarter of 2006 for the heavy-duty truck transmission manufacturing plant in Manchester, United Kingdom; the engine valve actuation manufacturing plant in Saginaw, Michigan; and the engine valve manufacturing plant in Montornes del Valles, Spain. A summary of charges incurred by each segment related to these plant closings, including workforce reductions, plant integration and other charges follow:

                 2006
                 ----
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

In 2006, Eaton recorded income tax benefits of $90 which represented an adjustment of worldwide tax liabilities. The income tax benefits for 2006 reduced the effective income tax rate for full year 2006 from 16.7% to 7.4%. Further analysis regarding the change in the effective income tax rate in 2006 compared to 2005 is found in "Income Taxes" in the Notes to the Consolidated Financial Statements.

As part of the Excel 07 program, in the third quarter of 2006, certain businesses of the Automotive segment were sold for $64, resulting in a $35 after-tax gain, or $.23 per share. The gain on sale of these businesses, and other operating results of these businesses, were reported as Discontinued operations in the Statement of Consolidated Income.

 Net income and net income per Common Share assuming dilution for 2006 increased 18% and 19%, respectively, over 2005. These improvements were primarily due to sales growth; the benefits of integrating acquired businesses; continued productivity improvements driven by EBS; and a lower effective income tax rate. These factors were partially offset by increased pension expense; higher prices paid for raw materials, supplies and basic metals; and expense for stock options being recorded for the first time in 2006. Earnings per share also benefited from lower average shares outstanding in 2006 compared to 2005, due to the repurchase of 5.286 million shares in 2006, at a total cost of $386. The total net positive impact on net income and net income per share of the Excel 07 program in 2006 was $8 and $.05 per Common Share, respectively, as described above.

RESULTS BY BUSINESS SEGMENT

ELECTRICAL

                    2006     2005    Increase
                   ------   ------   --------
Net sales          $4,184   $3,758      11%
Operating profit      474      375      26%
Operating margin     11.3%    10.0%

Sales of the Electrical segment grew 11% of which 9% was due to organic growth, 1% was from acquisitions of businesses, and 1% from foreign exchange. End markets for the Electrical segment grew approximately 5% in 2006 with strong growth in non-residential construction markets offsetting weakness in the residential market.

Operating profit rose 26% in 2006. The increase was largely due to growth in sales, the benefits of integrating acquired businesses, continued productivity improvements, a gain on the sale of the Brazilian battery business, and lower acquisition integration charges. These improvements in operating profit were partially offset by net costs of the Excel 07 program, and higher prices paid for raw materials, supplies and basic metals. Operating profit in 2006 was reduced by net costs of $17 related to the Excel 07 program, which reduced the operating margin by 0.4%. Operating profit was also reduced by acquisition integration charges of $7 in 2006 compared to $21 in 2005, which reduced the operating margin by 0.2% in 2006 and by 0.6% in 2005. Acquisition integration charges in 2006 primarily related to the integration of Powerware acquired in June 2004 and the Pringle electrical switch business acquired in 2005. Acquisition integration charges in 2005 largely related to the integration of Powerware and the electrical division of Delta plc acquired in 2003. The incremental operating margin in 2006 was 23%. Net costs of the Excel 07 program and acquisition integration charges lowered the incremental operating margin by 1 percentage point.

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

Sales of the Fluid Power segment grew 23% in 2006 of which 16% was from acquisitions of businesses, 6% from organic growth and 1% from foreign exchange. Acquisitions of businesses in 2006 included the Ronningen-Petter filtration business acquired in September and the Synflex thermoplastic hose and tubing business acquired in March, as described below. Acquisitions of businesses in 2005 included the aerospace operations of PerkinElmer, Inc., the aerospace fluid and air division of Cobham plc, the Hayward industrial filtration business, and the Winner hydraulic hose fittings and adapters business. Growth in the global hydraulics markets in 2006 was driven by continued investment in industrial and construction equipment worldwide. Fluid Power markets grew 6% compared to 2005, with global hydraulics shipments up 6%, commercial aerospace markets up 13%, defense aerospace markets up 1%, and European automotive production up 2%.

Operating profit rose 24% in 2006. The increase in operating profit was due to growth in sales, continued productivity improvements, price increases, the benefits of integrating acquired businesses, and favorable business mix. These improvements in operating profit were partially offset by net costs of the Excel 07 program, higher acquisition integration charges, and higher prices paid for raw materials, supplies and basic metals. Operating profit in 2006 was reduced by net costs of $23 related to the Excel 07 program, which reduced the operating margin by 0.6%. Operating profit in 2006 was also reduced by acquisition charges of $23 compared to charges of $7 in 2005, reducing operating margin by 0.6% in 2006 and 0.2% in 2005. The charges in 2006 primarily related to the acquired operations of Synflex, PerkinElmer, Cobham, Hayward, Winner, and Walterscheid. The charges in 2005 largely related to the Boston Weatherhead fluid power business. The incremental operating margin in 2006 was 11%. Net costs of the Excel 07 program and acquisition integration charges lowered the incremental operating margin on overall sales growth by 5 percentage points. The operating margin for acquired businesses was 14%.

On September 5, 2006, the Company acquired the Ronningen-Petter business unit of Dover Resources, Inc., a producer of industrial fine filtration systems. This business had sales of $31 in 2005.

On March 31, 2006, Eaton acquired the Synflex business unit of Saint-Gobain Performance Plastics Corporation. This business manufactures thermoplastic hose and tubing. This business had sales of $121 in 2005.

TRUCK

                                      Increase
                    2006     2005    (Decrease)
                   ------   ------   ---------
Net sales          $2,520   $2,288      10%
Operating profit      448      453      (1%)
Operating margin     17.8%    19.8%

The Truck segment posted increased sales in 2006 of 10% compared to 2005. Of the sales increase in 2006, 8% was due to organic growth and 2% from foreign exchange. Organic growth was attributable to strong end-market demand, primarily in North American heavy-duty truck production, which rose 11% in 2006 to 378,000 units. North American medium-duty production was up 8% compared to 2005, European truck production was up 5%, and Brazilian vehicle production was up 2%.

Operating profit decreased 1% in 2006 primarily due to net costs of the Excel 07 program, partially offset by operating profit generated by growth in sales. Operating profit in 2006 was reduced by net costs of $60 related to the Excel 07 program, which reduced the operating margin by 2.4%, and by an adjustment to Brazilian inventories in 2006. The Excel 07 costs included costs related to the closing of the heavy-duty truck transmission plant in Manchester, United Kingdom. Operating profit in 2006 and 2005 was also reduced by acquisition integration charges of $5 and $4, respectively, related to the Pigozzi agricultural powertrain business, which reduced the operating margin by 0.2% in 2006 and 2005. Net costs of the Excel 07 program and acquisition integration charges lowered the incremental operating margin in 2006 by 26 percentage points.

On October 26, 2006, the Company acquired the diesel fuel processing technology, research and development facility and associated business assets of Catalytica Energy Systems Inc. Catalytica, which had no sales at the time of the acquisition, is engaged in the design and development of emission control solutions for Trucks.

On September 29, 2006, Eaton announced the closure in 2006 of its heavy-duty truck transmission manufacturing plant in Manchester, United Kingdom. Aggregate estimated pretax charges associated with this closure were $25. Total costs consisted of cash charges of $16 for severance costs, charges of $3 related to pension costs, and $6 for other costs. This facility had 299 employees.

AUTOMOTIVE

                    2006     2005    (Decrease)
                   ------   ------   ----------
Net sales          $1,545   $1,588       (3%)
Operating profit      124      207      (40%)
Operating margin      8.0%    13.0%

Sales of the Automotive segment decreased 3% in 2006. The reduction in sales reflected a 6% drop in sales volume, offset by a 2% increase from acquisitions of businesses and a 1% increase due to foreign exchange. The decline in sales was primarily due to North American automotive production declining by 3% in 2006 compared to 2005, while European production was up 2%. Sales were also affected by the continued loss in market share of domestic automobile manufacturers. The decrease in sales reflected the full year effect of acquisitions of businesses in 2005, which included the Tractech traction control business and the Morestana engine lifters business.

The 40% decrease in operating profit in 2006 was largely due to net costs of $52 related to the Excel 07 program, which reduced the operating margin by 3.4%. The decline in operating profit also reflected lower automotive production volumes in North America and Europe. Operating profit in 2006 was also affected by acquisition integration charges of $5 compared to charges of $4 in 2005, which reduced the operating margin by 0.3% in 2006 and 2005. These charges related to the acquired operations of Tractech and Morestana.

On September 29, 2006, Eaton announced its engine valve actuation manufacturing plant in Saginaw, Michigan would close by second half 2008. Aggregate estimated pretax charges associated with this closure were expected to be approximately $21. Total costs consist of cash charges of $3 for severance costs, charges of $4 related to pension costs, $4 for the write-down of fixed capital, and $10 for other costs. This facility had 277 employees.

On September 25, 2006, the Company announced the closure in 2006 of its engine valve manufacturing plant in Montornes del Valles, Spain. Aggregate pretax charges associated with this closure were $21. Total costs consisted of cash charges of $15 for severance costs, $2 for the write-down of fixed capital, and $4 for other costs. This facility had 154 employees.

As part of the Excel 07 program, in the third quarter of 2006, certain businesses of the Automotive segment were sold for $64, resulting in a $35 after-tax gain. The gain on sale of these businesses, and other operating results of these businesses, were reported as Discontinued operations in the Statement of Consolidated Income.

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

QUARTERLY DATA

                                                    Quarter ended in 2007                     Quarter ended in 2006
                                             ---------------------------------------   ---------------------------------------
(Millions except for per share data)         Dec. 31   Sept. 30   June 30   March 31   Dec. 31   Sept. 30   June 30   March 31
                                             -------   --------   -------   --------   -------   --------   -------   --------
Continuing operations
   Net sales                                 $ 3,374   $ 3,298    $3,248     $3,113    $3,068     $3,083    $3,125     $2,956
   Gross profit                                  946       917       902        886       794        794       863        832
      Percent of net sales                      28.0%     27.8%     27.8%      28.5%     25.9%      25.8%     27.6%      28.2%
   Income before income taxes                    259       263       256        263       234        221       269        245
   Income after income taxes                 $   252   $   238    $  240     $  229    $  237     $  210    $  248     $  202
Income (loss) from discontinued operations         4        20         6          5         4         38         5          6
                                             -------   -------    ------     ------    ------     ------    ------     ------
Net income                                   $   256   $   258    $  246     $  234    $  241     $  248    $  253     $  208
                                             =======   =======    ======     ======    ======     ======    ======     ======
Net income per Common Share
outstanding assuming dilution
   Continuing operations                     $  1.67   $  1.59    $ 1.60     $ 1.53    $ 1.56     $ 1.38    $ 1.60     $ 1.32
   Discontinued operations                       .04       .12       .04        .03       .03        .24       .04        .04
                                             -------   -------    ------     ------    ------     ------    ------     ------
                                             $  1.71   $  1.71    $ 1.64     $ 1.56    $ 1.59     $ 1.62    $ 1.64     $ 1.36
                                             =======   =======    ======     ======    ======     ======    ======     ======
Net income per Common Share basic
   Continuing operations                     $  1.71   $  1.62    $ 1.63     $ 1.56    $ 1.59     $ 1.40    $ 1.63     $ 1.35
   Discontinued operations                       .03       .13       .04        .03       .03        .25       .04        .03
                                             -------   -------    ------     ------    ------     ------    ------     ------
                                             $  1.74   $  1.75    $ 1.67     $ 1.59    $ 1.62     $ 1.65    $ 1.67     $ 1.38
                                             =======   =======    ======     ======    ======     ======    ======     ======
Cash dividends paid per
Common Share                                 $   .43   $   .43    $  .43     $  .43    $  .39     $  .39    $  .35     $  .35

Market price per Common Share
   High                                      $101.26   $102.55    $94.15     $85.53    $78.38     $74.86    $78.89     $73.29
   Low                                         85.29     85.12     83.85      73.80     69.53      63.00     69.80      64.48

Earnings per Common Share for the four quarters in a year may not equal full year earnings per share.

TEN-YEAR CONSOLIDATED FINANCIAL SUMMARY

(Millions except for per share data)     2007      2006      2005     2004     2003     2002     2001     2000     1999     1998
                                       -------   -------   -------   ------   ------   ------   ------   ------   ------   ------
Continuing operations
   Net sales                           $13,033   $12,232   $10,874   $9,547   $7,796   $6,983   $7,092   $8,103   $7,789   $6,162
   Income before income taxes            1,041       969       964      749      463      364      249      520      911      580
   Income after income taxes           $   959   $   897   $   783   $  626   $  356   $  258   $  150   $  342   $  582   $  406
      Percent of net sales                 7.4%      7.3%      7.2%     6.6%     4.6%     3.7%     2.1%     4.2%     7.5%     6.6%
Income (loss) from discontinued
      operations                            35        53        22       22       30       23       19      111       35      (57)
                                       -------   -------   -------   ------   ------   ------   ------   ------   ------   ------
Net income                             $   994   $   950   $   805   $  648   $  386   $  281   $  169   $  453   $  617   $  349
                                       =======   =======   =======   ======   ======   ======   ======   ======   ======   ======
Net income per Common Share
assuming dilution
   Continuing operations               $  6.38   $  5.87   $  5.08   $ 3.99   $ 2.36   $ 1.80   $ 1.07   $ 2.36   $ 3.94   $ 2.79
   Discontinued operations                 .24       .35       .15      .14      .20      .16      .13      .76      .24     (.39)
                                       -------   -------   -------   ------   ------   ------   ------   ------   ------   ------
                                       $  6.62   $  6.22   $  5.23   $ 4.13   $ 2.56   $ 1.96   $ 1.20   $ 3.12   $ 4.18   $ 2.40
                                       =======   =======   =======   ======   ======   ======   ======   ======   ======   ======
Average number of Common Shares
outstanding assuming dilution            150.3     152.9     154.0    157.1    150.5    143.4    141.0    145.2    147.4    145.4

Net income per Common Share basic
   Continuing operations               $  6.51   $  5.97   $  5.21   $ 4.10   $ 2.40   $ 1.82   $ 1.08   $ 2.39   $ 4.02   $ 2.85
   Discontinued operations                 .24       .35       .15      .14      .21      .17      .14      .77      .24     (.40)
                                       -------   -------   -------   ------   ------   ------   ------   ------   ------   ------
                                       $  6.75   $  6.32   $  5.36   $ 4.24   $ 2.61   $ 1.99   $ 1.22   $ 3.16   $ 4.26   $ 2.45
                                       =======   =======   =======   ======   ======   ======   ======   ======   ======   ======
Average number of Common Shares
outstanding basic                        147.3     150.2     150.2    153.1    147.9    141.2    138.8    143.6    145.0    142.8

Cash dividends paid per
Common Share                           $  1.72   $  1.48   $  1.24   $ 1.08   $  .92   $  .88   $  .88   $  .88   $  .88   $  .88
                                       -------   -------   -------   ------   ------   ------   ------   ------   ------   ------
Total assets                           $13,430   $11,417   $10,218   $9,075   $8,223   $7,138   $7,646   $8,180   $8,342   $5,570
Long-term debt                           2,432     1,774     1,830    1,734    1,651    1,887    2,252    2,447    1,915    1,191
Total debt                               3,417     2,586     2,464    1,773    1,953    2,088    2,440    3,004    2,885    1,524
Shareholders' equity                     5,172     4,106     3,778    3,606    3,117    2,302    2,475    2,410    2,624    2,057
Shareholders' equity per
   Common Share                        $ 35.42   $ 28.07   $ 25.44   $23.52   $20.37   $16.30   $17.80   $17.64   $17.72   $14.34
Common Shares outstanding                146.0     146.3     148.5    153.3    153.0    141.2    139.0    136.6    148.0    143.4
                                       -------   -------   -------   ------   ------   ------   ------   ------   ------   ------

                                EATON CORPORATION
                         2007 ANNUAL REPORT ON FORM 10-K
                                   ITEM 15(C)
                                   SCHEDULE I
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF INCOME

                                                                Year ended December 31
                                                               ------------------------
(Millions)                                                      2007     2006     2005
                                                               ------   ------   ------
Net sales                                                      $2,514   $3,119   $2,740
Cost of products sold                                           1,909    2,319    1,995
Selling & administrative expense                                  451      462      394
Research & development expense                                    132      148      122
Interest expense-net                                              208      169      128
Dividends from consolidated subsidiaries                          (60)    (343)    (178)
Other expense (income)-net                                         36     (191)    (144)
                                                               ------   ------   ------
Income (loss) from continuing operations before income taxes     (162)     555      423
Income taxes (benefit)                                            (89)      10       45
Equity in undistributed earnings of subsidiaries                1,069      417      424
                                                               ------   ------   ------
Income from continuing operations                                 996      962      802
Income (loss) from discontinued operations                         (2)     (12)       3
                                                               ------   ------   ------
Net income                                                     $  994   $  950   $  805
                                                               ======   ======   ======

The accompanying condensed notes are an integral part of these condensed financial statements.

                                EATON CORPORATION
                         2007 ANNUAL REPORT ON FORM 10-K
                                   ITEM 15(C)
                                   SCHEDULE I
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

                                                    December 31
                                                  ---------------
(Millions)                                         2007     2006
                                                  ------   ------
ASSETS
Current assets
   Cash                                           $   51   $   55
   Short-term investments                              1       50
   Accounts receivable                               168      218
   Inventories                                       104      125
   Deferred income taxes & other current assets      176      153
                                                  ------   ------
                                                     500      601

Investment in subsidiaries                         7,929    6,540
Property, plant & equipment-net                      355      397
Goodwill                                             254      291
Other intangible assets                              212      172
Deferred income taxes & other assets                 741      690
                                                  ------   ------
                                                  $9,991   $8,691
                                                  ======   ======
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt                                $  822   $  472
   Current portion of long-term debt                          264
   Accounts payable                                  212      230
   Accrued compensation                              137      112
   Pension and other postretirement liabilities       85       87
   Other current liabilities                         100      343
                                                  ------   ------
                                                   1,356    1,508

Long-term debt                                     1,975    1,464
Pension liabilities                                  478      619
Other postretirement liabilities                     726      754
Other long-term liabilities                          284      240
Shareholders' equity                               5,172    4,106
                                                  ------   ------
                                                  $9,991   $8,691
                                                  ======   ======

The accompanying condensed notes are an integral part of these condensed financial statements.

                                EATON CORPORATION
                         2007 ANNUAL REPORT ON FORM 10-K
                                   ITEM 15(C)
                                   SCHEDULE I
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

                                                         Year ended December 31
                                                         ----------------------
(Millions)                                                2007     2006    2005
                                                         ------   -----   -----
Net cash provided by (used in) operating activities      $  133   $ 760   $ 615

Net cash provided by (used in) investing activities
   Expenditures for property, plant & equipment             (50)    (59)    (80)
   Cash paid for acquisitions of businesses                 (26)   (136)   (300)
   Proceeds from sales of businesses                         13
   Sales (purchases) of short-term investments-net           50              21
   Investments in subsidiaries                             (231)   (214)   (277)
   Other-net                                                (35)     32     (21)
                                                         ------   -----   -----
                                                           (279)   (377)   (657)
                                                         ------   -----   -----
Net cash provided by (used in) financing activities
   Borrowings with original maturities of more than
    three months
      Proceeds                                            1,370     706     393
      Payments                                             (924)   (633)   (130)
   Borrowings with original maturities of less than
      three months-net, primarily commercial paper          104      23     365
   Cash dividends paid                                     (251)   (220)   (184)
   Proceeds from exercise of employee stock options         141     108      68
   Income tax benefit from exercise of employee
      stock options                                          42      28
   Purchase of Common Shares                               (340)   (386)   (450)
                                                         ------   -----   -----
                                                            142    (374)     62
                                                         ------   -----   -----
Total increase in cash                                       (4)      9      20
Cash at beginning of year                                    55      46      26
                                                         ------   -----   -----
Cash at end of year                                      $   51   $  55   $  46
                                                         ======   =====   =====

The accompanying condensed notes are an integral part of these condensed financial statements.

                                EATON CORPORATION
                         2007 ANNUAL REPORT ON FORM 10-K
                                   ITEM 15(C)
                                   SCHEDULE I
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

(DOLLARS IN MILLIONS UNLESS OTHERWISE NOTED)

BASIS OF PRESENTATION

These condensed financial statements of the registrant (the Company) are required by Schedule I of SEC Regulation S-X 5-04, which requires parent-company-only financial statements if restricted net assets of consolidated subsidiaries exceeds 25% of consolidated net assets of Eaton Corporation at December 31, 2007. At that date, a subsidiary of Eaton had net assets of $3.7 billion that were not available to be transferred to the parent company of Eaton Corporation in the form of loans, advances, or cash dividends without the consent of the lender.

In the parent-company-only financial statements, the investment in subsidiaries is stated at cost plus the Company's equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements for the years ended December 31, 2007, 2006, and 2005.

DEBT & OTHER FINANCIAL INSTRUMENTS

A summary of long-term debt, including the current portion, follows:

                                                              2007     2006
                                                             ------   ------
6% Euro 7 year notes, Due 2007                                        $  263
Floating rate senior notes due 2009
   (4.88% at December 31, 2007 - LIBOR+.08%)                 $  250      250
5.75% notes due 2012
   ($225 converted to floating rate by interest rate swap)      300      300
4.65% notes due 2015
   (converted to floating rate by interest rate swap)           100      100
5.3% notes due 2017                                             250
8-7/8% debentures due 2019
   ($25 converted to floating rate by interest rate swap)        38       38
8.10% debentures due 2022                                       100      100
7.625% debentures due 2024
   ($25 converted to floating rate by interest rate swap)        66       66
6-1/2% debentures due 2025                                      145      145
7.65% debentures due 2029
   ($75 converted to floating rate by interest rate swap)       200      200
5.45% debentures due 2034
   ($100 converted to floating rate by interest rate swap)      150      150
5.25% notes due 2035
   ($50 converted to floating rate by interest rate swap)        72       90
5.8% notes due 2037                                             240
Other                                                            64       26
                                                             ------   ------
Total long-term debt                                          1,975    1,728
Less current portion of long-term debt                            0      264
                                                             ------   ------
Long-term debt less current portion                          $1,975   $1,464
                                                             ======   ======

In order to initially finance the acquisitions of The Moeller Group and Phoenixtec, on January 25, 2008, Eaton entered into a revolving credit agreement, in the amount of $3.0 billion, which may be used either to fund direct loans or to backstop commercial paper borrowings. The proceeds must be used to finance certain acquisitions including, but not limited to, the acquisition of The Moeller Group and Phoenixtec. All amounts borrowed under the credit agreement, including commercial paper backstopped by this agreement, must be repaid by January 23, 2009, but may be repaid earlier at the Company's option or may be required to be repaid earlier in the event of a default. The commitment amount of the revolving credit agreement will be reduced by the net amount of any proceeds raised through certain future capital market transactions which may include, but are not limited to, debt or equity issuances. The credit agreement also includes covenants customary for transactions of this type with borrowers having capital structures similar to Eaton.

Eaton's United States operations have long-term revolving credit facilities of $1.5 billion, of which $300 expires in May 2008, $700 in March 2010 and the remaining $500 in August 2011.

The $281 Floating Rate Senior Note due 2010 was issued by a subsidiary of Eaton in order to refinance short-term borrowings related to the acquisition of the Argo-Tech aerospace business in 2007. This subsidiary owns equity interests in several of the Company's subsidiaries and a portion of the assets of those subsidiaries are pledged as collateral for the note. At December 31, 2007, under the terms of the Note, this subsidiary had net assets of $3.7 billion that were not available to be transferred to the parent company of Eaton Corporation in the form of loans, advances, or cash dividends without the consent of the lender. In the event of an unremedied default, claims of the lender against the subsidiary's net assets are limited to the $281 principal amount of the Note, accrued interest, and associated damages.

Aggregate mandatory annual maturities of long-term debt for each of the next five years are $250 in 2009 and $300 in 2012. Interest paid was $164 in 2007, $126 in 2006 and $85 in 2005.

Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk. These interest rate swaps are accounted for as fair value hedges of certain of the Company's long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt above. A summary of interest rate swaps outstanding at December 31, 2007, follows (currency in millions):

                  Interest rates at December 31, 2007
           -------------------------------------------------
             Fixed    Floating
           Interest   Interest
Notional     Rate       Rate         Basis for contracted
 amount    received     paid     floating interest rate paid
--------   --------   -------    ---------------------------
  $225       5.75%      6.16%    6 month LIBOR+0.78%
  $100       4.65%      4.95%    6 month LIBOR+0.12%
  $ 25       8.88%      8.67%    6 month LIBOR+3.84%
  $ 25       7.63%      7.62%    6 month LIBOR+2.48%
  $ 75       7.65%      7.32%    6 month LIBOR+2.58%
  $100       5.45%      5.63%    6 month LIBOR+0.43%
  $ 50       5.25%      4.99%    6 month LIBOR+0.17%

DIVIDENDS FROM SUBSIDIARIES AND INVESTEES

Cash dividends paid to Eaton Corporation from the Company's consolidated subsidiaries and investees accounted for by the equity method were $60, $343, and $178 in 2007, 2006, and 2005, respectively.

INTERCOMPANY TRANSACTIONS

The condensed parent company financial statements include intercompany activity with other Eaton subsidiaries and affiliates as follows:

                              2007   2006   2005
                              ----   ----   ----
Sales                         $251   $216   $201
Interest (expense)-net         (45)   (45)   (38)
Other income-net
   Royalty income (expense)    (37)   190    137

PENSION & OTHER POSTRETIREMENT BENEFITS

Eaton Corporation is the sponsor of defined benefit pension plans and other postretirement benefit plans that many subsidiaries in the United States participate in. Eaton Corporation's policy is to record the liabilities and related accumulated other comprehensive loss for these benefit plans for all operations in the United States on the balance sheet of the parent company. These liabilities include amounts related to the U.S. operations that are not included in these parent company financial statements. Expense for pensions and other postretirement employee benefits included in net income of the parent company's financial statements represent only the expense for the parent's operations.

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

                               Eaton Corporation
                         2007 Annual Report of Form 10-K
                                  Exhibit Index


Exhibits

3(i)      Amended Articles of Incorporation (amended and restated April 27,
          1994) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

3(ii) Amended Regulations (amended and restated April 26, 2000) - Incorporated by reference to the Form 10-Q Report for the six months ended June 30, 2000

4(a) Revolving Credit Agreement, dated as of January 25, 2008 among Eaton Corporation; the banks listed therein; Morgan Stanley Senior Funding, Inc. ("MSSF"), as Administrative Agent; MSSF; Citigroup Global Markets Inc., and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers and Citibank N.A. and JPMorgan Chase Bank, N.A. as Co-Syndication Agent - Incorporated by reference to the Form 8-K Report filed January 31, 2008

          (Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt)

10        Material contracts

     (a) Purchase Agreement between V.G.A.T. Investors, LLC and Eaton Corporation dated as of December 24, 2006 --Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

     (b) Tender Offer for all of the shares of Phoenixtec Power Company Ltd. announced on December 20, 2007 - Filed in conjunction with this Form 10-K Report

     (c) Share Purchase Agreement between Green Beta S.a.r.l. and Eaton Corporation dated December 20, 2007 - Filed in conjunction with this Form 10-K Report

     (d)       Executive Incentive Compensation Plan (effective January 1, 2005)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

     (e) 2005 Non-Employee Director Fee Deferral Plan (2008 restatement) - Filed in conjunction with this Form 10-K Report

     (f) Deferred Incentive Compensation Plan II (2008 restatement) - Filed in conjunction with this Form 10-K Report

     (g) Excess Benefits Plan II (2008 restatement) - Filed in conjunction with this Form 10-K Report

     (h) Incentive Compensation Deferral Plan II (2008 restatement) - Filed in conjunction with this Form 10-K Report

     (i) Limited Eaton Service Supplemental Retirement Income Plan II (2008 restatement) - Filed in conjunction with this Form 10-K Report

     (j) Supplemental Benefits Plan II (2008 restatement) - Filed in conjunction with this Form 10-K Report

     (k) Form of Restricted Share Unit Agreement (2 year vesting) - Filed in conjunction with this Form 10-K Report

     (l) Form of Restricted Share Unit Agreement (4 year vesting) - Filed in conjunction with this Form 10-K Report

     (m) Form of Restricted Share Agreement (2 year vesting) - Filed in conjunction with this Form 10-K Report

     (n) Form of Restricted Share Agreement (4 year vesting) - Filed in conjunction with this Form 10-K Report

     (o) Form of Stock Option Agreement for Executives (2008) - Filed in conjunction with this Form 10-K Report

     (p) Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

     (q)       Form of Stock Option Agreement for Non-Employee Directors (2008)
               - Filed in conjunction with this Form 10-K Report

     (r) 2004 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

     (s) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002, February 24, 2004, December 8, 2004
               and, in certain respects, January 1, 2005) - Filed in conjunction with this Form 10-K Report

     (t) Limited Eaton Service Supplemental Retirement Income Plan (amended and restated January 1, 2003) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (u) Vehicle Allowance Program (effective January 1, 2003) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2003

     (v) 2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

     (w) 1996 Non-Employee Director Fee Deferral Plan (amended and restated effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

     (x) Form of Change of Control Agreement entered into with officers of Eaton Corporation - Filed in conjunction with this Form 10-K Report

     (y) Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (z) Form of Indemnification Agreement entered into with directors of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed January 26, 2007

     (aa) Executive Strategic Incentive Plan I (amended and restated January 1, 2007) - - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

     (bb)      Executive Strategic Incentive Plan II (effective January 1, 2001)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (cc) Deferred Incentive Compensation Plan (amended and restated March 31, 2000) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

     (dd) 1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

     (ee) Incentive Compensation Deferral Plan (amended and restated October 1, 1997) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

     (ff)      Trust Agreement - Officers and Employees (dated December 6, 1996)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (gg)      Trust Agreement - Non-employee Directors (dated December 6, 1996)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (hh) 1995 Stock Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (ii)      Group Replacement Insurance Plan (GRIP) (effective June 1, 1992)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

     (jj) 1991 Stock Option Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (kk       Excess Benefits Plan (amended and restated effective January 1,
               1989) -Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (ll)      Supplemental Benefits Plan (amended and restated January 1, 1989)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (mm) Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results -Filed in conjunction with this Form 10-K Report

12 Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report

14 Code of Ethics - Incorporated by reference to the definitive Proxy Statement to be filed on or about March 14, 2008

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