Form 10-Q
period 2008-03-31
EATON CORP
filed 2008-05-05
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
Commission file number 1-1396

EATON CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0196300

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Eaton Center, Cleveland, Ohio	44114-2584

(Address of principal executive offices)	(Zip Code)

(216) 523-5000

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 147.1 million Common Shares outstanding as of March 31, 2008.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Signature
Exhibit Index
EX-3(a)
EX-3(b)
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Eaton Corporation
Statements of Consolidated Income

	Three months ended
	March 31
(Millions except for per share data)	2008	2007

Net sales	$3,496	$3,113

Cost of products sold	2,532	2,227
Selling & administrative expense	552	507
Research & development expense	89	80
Interest expense-net	38	30
Other (income) expense-net	(1)	6

Income from continuing operations before income taxes	286	263
Income taxes	42	34

Income from continuing operations	244	229
Income from discontinued operations	3	5

Net income	$247	$234

Net income per Common Share assuming dilution
Continuing operations	$1.62	$1.53
Discontinued operations	.02	.03

	$1.64	$1.56

Average number of Common Shares outstanding assuming dilution	150.5	150.0

Net income per Common Share basic
Continuing operations	$1.65	$1.56
Discontinued operations	.02	.03

	$1.67	$1.59

Average number of Common Shares outstanding basic	147.7	147.6

Cash dividends paid per Common Share	$.50	$.43
See accompanying notes.

Eaton Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Millions)	2008	2007

ASSETS
Current assets
Cash	$157	$142
Short-term investments	426	504
Accounts receivable	2,561	2,208
Inventories	1,634	1,483
Deferred income taxes & other current assets	471	430

	5,249	4,767

Property, plant & equipment-net	2,473	2,333
Goodwill	4,427	3,982
Other intangible assets	1,662	1,557
Deferred income taxes & other assets	835	791

	$14,646	$13,430

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$1,290	$825
Current portion of long-term debt	171	160
Accounts payable	1,319	1,170
Accrued compensation	268	355
Other current liabilities	1,214	1,149

	4,262	3,659

Long-term debt	2,704	2,432
Pension liabilities	705	681
Other postretirement liabilities	768	772
Other long-term liabilities & deferred income taxes	707	714
Shareholders’ equity	5,500	5,172

	$14,646	$13,430

See accompanying notes.

Eaton Corporation
Condensed Statements of Consolidated Cash Flows

	Three months ended
	March 31
(Millions)	2008	2007

Net cash provided by (used in) operating activities
Net income	$247	$234
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation & amortization	126	109
Pension liabilities	47	47
Changes in working capital, excluding acquisitions & sales of businesses	(348)	(359)
Voluntary contributions to United States & United Kingdom qualified pension plans	(13)	(156)
Other-net	(76)	11

	(17)	(114)

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(83)	(67)
Cash paid for acquisitions of businesses	(634)	(733)
Sales of short-term investments-net	137	383
Other-net	(28)	(29)

	(608)	(446)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months
Proceeds	353	1,205
Payments	(340)	(358)
Borrowings (payments) with original maturities of less than three months-net, primarily commercial paper	670	(164)
Cash dividends paid	(73)	(63)
Proceeds from exercise of employee stock options	24	85
Income tax benefit from exercise of employee stock options	6	25
Purchase of Common Shares		(178)

	640	552

Total increase (decrease) in cash	15	(8)
Cash at the beginning of the year	142	114

Cash at the end of the period	$157	$106

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
Dollars in millions, except for per share data (per share data assume dilution)
Preparation of Financial Statements
The accompanying unaudited condensed consolidated financial statements of Eaton Corporation (Eaton) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2007 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.
Realignment of Business Segment Reporting
In the first quarter of 2008, Eaton realigned its business segment financial reporting structure. The Fluid Power segment was realigned into the Hydraulics segment and the Aerospace segment. The Electrical and Truck segments will continue as individual reporting segments, and the automotive fluid connectors business was transferred to the Automotive segment from Fluid Power. Accordingly, business segment information for prior years has been restated to conform to the current year’s presentation.
Acquisitions of Businesses
In 2008 and 2007, Eaton acquired certain businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales

Balmen Electronic, S.L. A Spain-based distributor and service provider of uninterruptible power supply (UPS) systems	March 31, 2008	Electrical	$6 for 2007

Phoenixtec Power Company Ltd. A Taiwan-based manufacturer of single- and three-phase uninterruptible power supply (UPS) systems	February 26, 2008	Electrical	$515 for 2007

Arrow Hose & Tubing Inc. A Canada-based manufacturer of thermoplastic hose and tubing for the industrial, food and beverage, and agricultural markets	November 8, 2007	Hydraulics	$12 for 2006

MGE small systems UPS business from Schneider Electric
A France-based global provider of power quality solutions including uninterruptible power supply (UPS) systems, power distribution units, static transfer switches and surge suppressors
	October 31, 2007	Electrical	$245 for the year ended Sept. 30, 2007

Babco Electric Group A Canada-based manufacturer of specialty low- and medium-voltage switchgear and electrical housings for use in the Canadian oil and gas industry and other harsh environments	October 19, 2007	Electrical	$11 for the year ended April 30, 2007

	Date of	Business
Acquired business	acquisition	segment	Annual sales

Pulizzi Engineering A U.S. manufacturer of alternating current (AC) power distribution, AC power sequencing, redundant power and remote-reboot power management systems	June 19, 2007	Electrical	$12 for 2006

Technology and related assets of SMC Electrical Products, Inc.’s industrial medium-voltage adjustable frequency drive business	May 18, 2007	Electrical	None

Fuel components division of Saturn Electronics & Engineering, Inc. A U.S. designer and manufacturer of fuel containment and shutoff valves, emissions control valves and specialty actuators	May 2, 2007	Automotive	$28 for 2006

Aphel Technologies Limited A U.K.-based global supplier of high density, fault-tolerant power distribution solutions for datacenters, technical offices, laboratories and retail environments	April 5, 2007	Electrical	$12 for 2006

Argo-Tech Corporation
A U.S.-based manufacturer of high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets
	March 16, 2007	Aerospace	$206 for 2006

Power Protection Business of Power Products Ltd. A Czech Republic distributor and service provider of Powerware® products and other uninterruptible power supply (UPS) systems	February 7, 2007	Electrical	$3 for 2006
On April 4, 2008, Eaton acquired The Moeller Group, a Germany-based business, and paid €1.33 billion to acquire the outstanding shares and settle the outstanding debt, net of acquired cash. Included in the liabilities of The Moeller Group was an estimated pension liability of €247 million. This business, which had sales of €1.02 billion for 2007, is a leading supplier of electrical components for commercial and residential building applications, and industrial controls for industrial equipment applications. The business will be integrated into the Electrical segment.
The allocation of the purchase price for certain acquisitions in 2008 and 2007 is not final, and may be subsequently adjusted.
Pro Forma Results of Continuing Operations
As discussed above, in 2007 Eaton acquired the Argo-Tech aerospace business and the MGE small systems UPS business. The combined purchase price for these businesses was $1,345. Unaudited pro forma results of continuing operations for the first quarter of 2007, as if Eaton, Argo-Tech and the MGE small systems UPS business had been consolidated as of the beginning of that period, follow. The pro forma results include estimates and assumptions, which Eaton’s management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integrations of these businesses, and, accordingly, are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the date indicated. These pro forma results do not include businesses acquired in 2008 and 2007 that were immaterial.

Three months ended
March 31, 2007
Net sales	$3,209
Income from continuing operations	216
Income from continuing operations per Common Share
Assuming dilution	$1.44
Basic	$1.46
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

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2008	659	$27	$12	$39
Liabilities recorded in 2008	7		4	4
Utilized in 2008	(174)	(8)	(1)	(9)

Balance at March 31, 2008	492	$19	$15	$34

Acquisition Integration Charges
In 2008 and 2007, Eaton incurred charges related to the integration of acquired businesses. These charges were recorded as expense as incurred. The charges consisted of plant consolidations and integration. A summary of these charges follows:

	Three months ended
	March 31
	2008	2007
Electrical	$ 3	$ 2
Hydraulics	2	4
Aerospace	7	7
Automotive	1

Pretax charges	$ 13	$ 13

After-tax charges	$ 9	$ 9
Per Common Share	$.06	$.06
Charges in 2008 related to the integration of primarily the following acquisitions: in the Electrical segment, the MGE small systems UPS business; in the Hydraulics segment, Ronningen-Petter and Synflex; in the Aerospace segment, Argo-Tech and Cobham; and in the Automotive segment, Saturn.
Charges in 2007 related to the integration of primarily the following acquisitions: in the Electrical segment, Senyuan and Powerware; in the Hydraulics segment, Hayward; and in the Aerospace segment, PerkinElmer and Cobham.

Summary of Acquisition Integration & Plant Closing Charges & Liabilities
A summary of acquisition integration charges recorded in 2008, and remaining liabilities related to acquisition integration charges and Excel 07 plant closing charges recorded in prior years, follows:

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2008	563	$14	$ 1	$ 15
Liabilities recorded in 2008			14	14
Utilized in 2008	(106)	(3)	(13)	(16)

Balance at March 31, 2008	457	$11	$ 2	$ 13

The acquisition integration and plant closing charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Long-term Debt & Sale of Eaton Common Shares
In order to initially finance the acquisitions of Phoenixtec and The Moeller Group, on January 25, 2008 Eaton entered into a $3.0 billion revolving credit agreement that may be used either to fund direct loans or to backstop commercial paper borrowings. The proceeds must be used to finance certain acquisitions including, but not limited to, the acquisitions of Phoenixtec and The Moeller Group. All amounts borrowed under this revolving credit agreement, including commercial paper backstopped by this agreement, must be repaid by January 23, 2009, but may be repaid earlier at Eaton’s option, or may be required to be repaid earlier in the event of a default. The commitment amount of the revolving credit agreement will be reduced by the net amount of any proceeds raised through certain future capital market transactions which may include, but are not limited to, debt or equity issuances.
In the first quarter of 2008, Eaton borrowed $250 under the $3.0 billion revolving credit agreement described above to finance the acquisition of Phoenixtec. The $250 borrowed under this agreement was classified as long-term debt at March 31, 2008 because Eaton intended to, and had the ability under its existing $1.5 billion of revolving credit agreement, to refinance this debt on a long-term basis. Subsequently, on April 28, 2008, Eaton sold 17.5 million of its Common Shares in a public offering, resulting in net cash proceeds of $1.43 billion. In addition, 1.18 million Common Shares were sold on May 5, 2008 pursuant to an over-allotment option given to the underwriters of the share offering, resulting in net cash proceeds of $96. The cash proceeds from the Common Share sales are being used to repay borrowings incurred to fund the acquisitions of Phoenixtec and The Moeller Group made under the $3.0 billion revolving credit facility, and to repay commercial paper issued under the backstop provided by the facility.
Retirement Benefit Plans Expense
The components of retirement benefit cost for continuing operations follow:

	Three months ended March 31
			Other
			postretirement
	Pension benefits		benefits
	2008	2007	2008	2007
Service cost	$(35)	$(36)	$ (4)	$ (3)
Interest cost	(44)	(41)	(12)	(12)
Expected return on plan assets	48	45
Amortization	(12)	(19)	(3)	(3)

	(43)	(51)	(19)	(18)
Settlement loss	(13)	(7)

	$(56)	$(58)	$(19)	$(18)

Income Taxes
The effective income tax rate for continuing operations for the first quarter of 2008 was 14.5% compared to 12.7% for the first quarter of 2007.
Comprehensive Income (Loss)
The components of comprehensive income (loss) follow:

	Three months ended
	March 31
	2008	2007
Net income	$247	$234
Foreign currency translation	93	27
Pensions & other postretirement benefits	19	10
Other		5

Comprehensive Income	$359	$276

Inventories
The components of inventories follow:

	March 31,	December 31,
	2008	2007
Raw materials	$ 713	$ 674
Work-in-process & finished goods	1,031	917

Inventories at FIFO	1,744	1,591
Excess of FIFO over LIFO cost	(110)	(108)

	$1,634	$1,483

Net Income per Common Share
A summary of the calculation of net income per Common Share assuming dilution and basic follows:

	Three months ended
	March 31
(Shares in millions)	2008	2007
Income from continuing operations	$244	$229
Income from discontinued operations	3	5

Net income	$247	$234

Average number of Common Shares outstanding assuming dilution	150.5	150.0
Less dilutive effect of stock options	2.8	2.4

Average number of Common Shares outstanding basic	147.7	147.6

Net income per Common Share assuming dilution
Continuing operations	$1.62	$1.53
Discontinued operations	.02	.03

	$1.64	$1.56

Net income per Common Share basic
Continuing operations	$1.65	$1.56
Discontinued operations	.02	.03

	$1.67	$1.59

Financial Assets and Liabilities Measured at Fair Value
In the first quarter of 2008, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on Eaton’s consolidated financial position or results of operations. A summary of financial assets and liabilities that were measured at fair value at March 31, 2008, follows:

		Fair value measurement used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$426	$426
Foreign currency forward exchange contracts	5		$ 5
Commodity contracts	1		1
Cross currency interest rate swaps	(3)		(3)
Fixed-to-floating interest rate swaps	27		27
Long-term debt converted to floating interest rates by interest rate swaps	(27)		(27)

	$429	$426	$ 3	$0

Business Segment Information
As discussed above, in the first quarter of 2008 Eaton realigned its business segment financial reporting structure. The Fluid Power segment was realigned into the Hydraulics segment and the Aerospace segment. The Electrical and Truck segments will continue as individual reporting segments, and the automotive fluid connectors business was transferred to the Automotive segment from Fluid Power. Accordingly, business segment information for prior years has been restated to conform to the current year’s presentation.

	Three months ended
	March 31
	2008	2007
Net sales
Electrical	$1,304	$1,084
Hydraulics	657	574
Aerospace	430	350
Truck	567	576
Automotive	538	529

	$3,496	$3,113

Operating profit
Electrical	$ 160	$ 120
Hydraulics	78	66
Aerospace	63	45
Truck	85	107
Automotive	46	63

Corporate
Amortization of intangible assets	(25)	(16)
Interest expense-net	(38)	(30)
Minority interest	(3)	(2)
Pension & other postretirement benefit expense	(38)	(38)
Stock option expense	(7)	(7)
Other corporate expense—net	(35)	(45)

Income from continuing operations before income taxes	286	263
Income taxes	42	34

Income from continuing operations	244	229
Income from discontinued operations	3	5

Net income	$ 247	$ 234

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Dollars in millions, except for per share data (per share data assume dilution)
Overview of Eaton
Eaton is a diversified industrial manufacturer with 2007 sales of $13.0 billion. Eaton is a global leader in the design, manufacture, marketing and servicing of electrical systems and components for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; hydraulics, fuel and pneumatic systems for commercial and military aircraft; intelligent truck drivetrain systems for safety and fuel economy; and automotive engine air management systems, powertrain solutions and specialty controls for performance, fuel economy and safety. The principal markets for the Electrical segment are industrial, non-residential and residential construction, commercial, government, institutional, and telecommunications customers. These customers are generally concentrated in North America, Europe and Asia/Pacific; however, sales are made globally, directly by Eaton and indirectly through distributors and manufacturers’ representatives. The principal markets for the Hydraulics segment are original equipment manufacturers and after-market customers of off-highway and industrial equipment, as well as customers in oil and gas, fine chemicals, mining, metal forming, and food and beverage applications. These customers are located globally, and these products are sold and serviced through a variety of channels. The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers. These customers are located globally, and these products are sold and serviced through a variety of channels. The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks and passenger cars. These customers are located globally, and most sales of these products are made directly to such customers. Eaton has 79,000 employees and sells products to customers in more than 150 countries.
Highlights of Results for 2008
In the first quarter of 2008, Eaton posted first quarter records for sales, net income and net income per Common Share. Net income per share in 2008 improved despite a sharp decline in the North American commercial truck market and weaker North American automotive markets. Sales for the Electrical, Hydraulics and Aerospace business segments increased in 2008 compared to first quarter 2007, setting quarterly records. Operating profits in 2008 for these three business segments increased over the first quarter of 2007.

	Three months ended March 31
	2008	2007	Increase
Continuing operations
Net sales	$3,496	$3,113	12%
Gross profit	964	886	9%
Percent of net sales	27.6%	28.5%
Income before income taxes	286	263	9%
Income after income taxes	$244	$229	7%
Income from discontinued operations	3	5

Net income	$247	$234	6%

Net income per Common Share assuming dilution
Continuing operations	$1.62	$1.53	6%
Discontinued operations	.02	.03

	$1.64	$1.56	5%

Net sales in the first quarter of 2008 were a record for Eaton. Sales growth of 12% in 2008 over the first quarter of 2007 consisted of 6% from acquisitions of businesses; 4% from foreign exchange; and 2% from organic growth. Eaton’s end markets grew an estimated 2% in 2008 compared to the first quarter of 2007, primarily due to the strength of international markets, partially offset by the sharp decline in the North American commercial truck market and weaker North American automotive markets.

Gross profit increased 9% in the first quarter of 2008 compared to the first quarter of 2007. This increase was primarily due to sales growth of 12%; the benefits of integrating acquired businesses; further benefits from the Excel 07 program; and continued productivity improvements driven by the Eaton Business System (EBS).
Net income and net income per Common Share assuming dilution for the first quarter of 2008 were first quarter records for Eaton, increasing 6% and 5%, respectively, compared to the first quarter of 2007. The improvements in 2008 were primarily due to higher sales and the other factors that affected gross profit as discussed above, partially offset by increases in selling, administrative, research and development expenses, and higher interest expense.
On March 31, 2008, Eaton acquired Balmen Electronic, S.L., a Spain-based distributor and service provider of uninterruptible power supply (UPS) systems. This business had sales of $6 for 2007 and is included in the Electrical segment.
On February 26, 2008, Eaton acquired Phoenixtec Power Company Ltd., a Taiwan-based manufacturer of single- and three-phase uninterruptible power supply (UPS) systems. This business had sales of $515 for 2007 and is included in the Electrical segment.
On April 4, 2008, Eaton acquired The Moeller Group, a Germany-based business, and paid €1.33 billion to acquire the outstanding shares and settle the outstanding debt, net of acquired cash. Included in the liabilities of The Moeller Group was an estimated pension liability of €247 million. This business, which had sales of €1.02 billion for 2007, is a leading supplier of electrical components for commercial and residential building applications, and industrial controls for industrial equipment applications. The business will be integrated into the Electrical segment.
In order to initially finance the acquisitions of Phoenixtec and The Moeller Group, on January 25, 2008 Eaton entered into a $3.0 billion revolving credit agreement that may be used either to fund direct loans or to backstop commercial paper borrowings. The proceeds must be used to finance certain acquisitions including, but not limited to, the acquisitions of Phoenixtec and The Moeller Group. All amounts borrowed under this revolving credit agreement, including commercial paper backstopped by this agreement, must be repaid by January 23, 2009, but may be repaid earlier at Eaton’s option, or may be required to be repaid earlier in the event of a default. The commitment amount of the revolving credit agreement will be reduced by the net amount of any proceeds raised through certain future capital market transactions which may include, but are not limited to, debt or equity issuances.
In the first quarter of 2008, Eaton borrowed $250 under the $3.0 billion revolving credit agreement described above to finance the acquisition of Phoenixtec. The $250 borrowed under this agreement was classified as long-term debt at March 31, 2008 because Eaton intended to, and had the ability under its existing $1.5 billion of revolving credit agreement, to refinance this debt on a long-term basis. Subsequently, on April 28, 2008, Eaton sold 17.5 million of its Common Shares in a public offering, resulting in net cash proceeds of $1.43 billion. In addition, 1.18 million Common Shares were sold on May 5, 2008 pursuant to an over-allotment option given to the underwriters of the share offering, resulting in net cash proceeds of $96. The cash proceeds from the Common Share sales are being used to repay borrowings incurred to fund the acquisitions of Phoenixtec and The Moeller Group made under the $3.0 billion revolving credit facility, and to repay commercial paper issued under the backstop provided by the facility.
Net cash used by operating activities was $17 in the first quarter of 2008 compared to cash used of $114 in the first quarter of 2007. The improvement of $97 in 2008 was primarily due to a decrease of $143 in voluntary contributions made to the qualified pension plans in the United States and the United Kingdom; higher net income of $13; and a net decrease of $11 in working capital funding; partially offset by other adjustments. Cash and short-term investments totaled $583 at March 31, 2008, down $63 from $646 at year-end 2007, reflecting the use of these assets to fund operating, investing and financing activities.

Total debt of $4,165 at March 31, 2008 increased $748 from $3,417 at year-end 2007. The increase in debt during 2008 included the issuance of $1,023 of commercial paper and other borrowings; partially offset by the repayment of $340 of notes, commercial paper and other debt. The increase in total debt during 2008 largely resulted from the funding of acquisitions of businesses for $634; capital expenditures of $83; and cash dividends paid of $73. The net-debt-to-capital ratio was 39.4% at March 31, 2008 compared to 34.9% at year-end 2007, reflecting the combined effect during 2008 of the $748 increase in total debt, a $63 decline in cash and short-term investments, and an increase in Shareholders’ equity of $328.
Net working capital of $987 at March 31, 2008 decreased by $121 from $1,108 at year-end 2007. The decrease reflected the increase of $465 in short-term debt due to higher commercial paper borrowings and a $63 decrease in cash and short-term investments, both of which partially funded operating, investing and financing activities, and a net decrease of $97 in other working capital items. These items were partially offset by the $353 increase in accounts receivable, resulting from increased sales and the acquisition of Phoenixtec in 2008, and the $151 increase in inventories to support higher levels of sales and from the acquisition of Phoenixtec. The current ratio was 1.2 at March 31, 2008 and 1.3 at year-end 2007.
In light of its strong results and future prospects, on January 21, 2008 Eaton increased the quarterly dividend on its Common Shares by 16%, from $.43 per share to $.50 per share, effective for the February 2008 dividend. This is the fourth dividend increase within the last three years, reflecting Eaton’s philosophy of growing its dividend in line with its long-term growth in earnings.
As of mid-April 2008, Eaton continues to anticipate growth of 4% in its end markets in 2008, with international markets modestly stronger than previous expectations in January and U.S. markets slightly weaker. Eaton anticipates net income per Common Share for the second quarter of 2008 to be between $1.80 and $1.90, after acquisition integration charges of $.10 per share. In mid-April, Eaton raised guidance for full year 2008 net income per share by $.05 per share, to $7.30 to $7.80 per share, after acquisition integration charges of $.50 per share.
Results of Operation — 2008 Compared to 2007

	Three months ended March 31
	2008	2007	Increase
Continuing operations
Net sales	$3,496	$3,113	12%
Gross profit	964	886	9%
Percent of net sales	27.6%	28.5%
Income before income taxes	286	263	9%
Income after income taxes	$244	$229	7%
Income from discontinued operations	3	5

Net income	$247	$234	6%

Net income per Common Share assuming dilution
Continuing operations	$1.62	$1.53	6%
Discontinued operations	.02	.03

	$1.64	$1.56	5%

Net sales in the first quarter of 2008 were a record for Eaton. Sales growth of 12% in 2008 over the first quarter of 2007 consisted of 6% from acquisitions of businesses; 4% from foreign exchange; and 2% from organic growth. Eaton’s end markets grew an estimated 2% in 2008 compared to the first quarter of 2007, primarily due to the strength of international markets, partially offset by the sharp decline in the North American commercial truck market and weaker North American automotive markets.

Gross profit increased 9% in the first quarter of 2008 compared to the first quarter of 2007. This increase was primarily due to sales growth of 12%; the benefits of integrating acquired businesses; further benefits from the Excel 07 program; and continued productivity improvements driven by the Eaton Business System (EBS).
Other Results of Operations
In 2008 and 2007, Eaton incurred charges related to the integration of acquired businesses. These charges were recorded as expense as incurred. Charges in 2008 related to the integration of primarily the following acquisitions: in the Electrical segment, the MGE small systems UPS business; in the Hydraulics segment, Ronningen-Petter and Synflex; in the Aerospace segment, Argo-Tech and Cobham; and in the Automotive segment, Saturn. Charges in 2007 related to the integration of primarily the following acquisitions: in the Electrical segment, Senyuan and Powerware; in the Hydraulics segment, Hayward; and in the Aerospace segment, PerkinElmer and Cobham. A summary of these charges follows:

	Three months ended
	March 31
	2008	2007
Electrical	$3	$2
Hydraulics	2	4
Aerospace	7	7
Automotive	1

Pretax charges	$13	$13

After-tax charges	$9	$9
Per Common Share	$.06	$.06
The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
The effective income tax rate for continuing operations for the first quarter of 2008 was 14.5% compared to 12.7% for the first quarter of 2007.
Net income and net income per Common Share assuming dilution for the first quarter of 2008 were first quarter records for Eaton, increasing 6% and 5%, respectively, compared to the first quarter of 2007. The improvements in 2008 were primarily due to higher sales and the other factors that affected gross profit as discussed above, partially offset by increases in selling, administrative, research and development expenses, and higher interest expense.
Results by Business Segment
Electrical

	Three months ended March 31
	2008	2007	Increase
Net sales	$1,304	$1,084	20%
Operating profit	160	120	33%
Operating margin	12.3%	11.1%
Sales of the Electrical segment reached record levels in the first quarter of 2008. Of the 20% sales increase over the first quarter of 2007, 11% was from acquisitions of businesses within the last year, primarily Phoenixtec and the MGE small systems UPS business; 5% from organic growth; and 4% from foreign exchange. Both the U.S. and non-U.S. end markets for the Electrical segment grew 7% during the first quarter of 2008 compared to first quarter 2007. Eaton is maintaining its prior forecast that global electrical markets will grow by 5 to 6% for full year 2008.

Operating profit rose 33% in the first quarter of 2008 and was a first quarter record for this segment. The operating margin was also a first quarter record for this segment. The increase in operating profit over the first quarter of 2007 was largely due to growth in sales; the benefits of integrating acquired businesses; further benefits from the Excel 07 program; and continued productivity improvements. Operating profit reflected acquisition integration charges of $3 in the first quarter of 2008 compared to charges of $2 in the first quarter of 2007, which reduced the operating margin by 0.2% in the first quarters of 2008 and 2007. Acquisition integration charges in 2008 primarily related to the MGE small systems UPS business, while charges in the first quarter of 2007 related to Senyuan and Powerware. The incremental operating margin for the first quarter of 2008 (the increase in operating profit compared to the increase in sales) was 18%. The operating margin for acquired businesses was 16% in the first quarter of 2008.
On March 31, 2008, Eaton acquired Balmen Electronic, S.L., a Spain-based distributor and service provider of uninterruptible power supply (UPS) systems. This business had sales of $6 for 2007.
On February 26, 2008, Eaton acquired Phoenixtec Power Company Ltd., a Taiwan-based manufacturer of single- and three-phase uninterruptible power supply (UPS) systems. This business had sales of $515 for 2007.
On April 4, 2008, Eaton acquired The Moeller Group, a Germany-based business, and paid €1.33 billion to acquire the outstanding shares and settle the outstanding debt, net of acquired cash. Included in the liabilities of The Moeller Group was an estimated pension liability of €247 million. This business, which had sales of €1.02 billion for 2007, is a leading supplier of electrical components for commercial and residential building applications, and industrial controls for industrial equipment applications.
Hydraulics

	Three months ended March 31
	2008	2007	Increase
Net sales	$657	$574	14%
Operating profit	78	66	18%
Operating margin	11.9%	11.5%
Sales of the Hydraulics segment reached record levels in the first quarter of 2008. The 14% increase in sales over the first quarter of 2007 consisted of 8% from organic growth; 5% from foreign exchange; and 1% from acquisitions of businesses within the last year. Global hydraulics markets grew 4% in the first quarter of 2008 compared to the first quarter of 2007, with non-U.S. markets up 8%, while U.S. markets were flat. Based on the strength outside the U.S., Eaton now believes global hydraulics markets for 2008 will grow 2% compared to its prior estimate of 1% growth.
Operating profit rose 18% in the first quarter of 2008 and was a record for this segment. The increase in operating profit over the first quarter of 2007 was due to growth in sales; benefits of integrating acquired businesses; further benefits from the Excel 07 program; and overall improvement in operating efficiencies. Operating profit reflected acquisition integration charges of $2 in the first quarter of 2008 compared to charges of $4 in the first quarter of 2007, which reduced the operating margin by 0.3% in the first quarter of 2008 and 0.7% in the first quarter of 2007. The acquisition integration charges in 2008 primarily related to Ronningen-Petter and Synflex. Charges in the first quarter of 2007 largely related to Hayward. The incremental operating margin for the first quarter of 2008 was 14%.
Aerospace

	Three months ended March 31
	2008	2007	Increase
Net sales	$430	$350	23%
Operating profit	63	45	40%
Operating margin	14.7%	12.9%

Sales of the Aerospace segment reached record levels in the first quarter of 2008. The 23% increase in sales over the first quarter of 2007 consisted of 11% from organic growth; 11% from acquisitions of businesses within the last year, primarily Argo-Tech; and 1% from foreign exchange. Aerospace markets grew 6% in the first quarter of 2008 compared to the first quarter of 2007. Eaton anticipates the global aerospace market will grow 7% in 2008, slightly stronger than expectations at the start of the year.
Operating profit rose 40% in the first quarter of 2008 and was a first quarter record for this segment. The increase in operating profit over the first quarter of 2007 was due to growth in sales, benefits of integrating acquired businesses, and overall improvement in operating efficiencies. Operating profit reflected acquisition integration charges of $7 in the first quarters of 2008 and 2007, which reduced the operating margin by 1.6% in the first quarter of 2008 and 2.0% in the first quarter of 2007. The acquisition integration charges in 2008 primarily related to Argo-Tech and Cobham. Charges in the first quarter of 2007 largely related to PerkinElmer and Cobham. The incremental operating margin for the first quarter of 2008 was 23%. The operating margin for acquired businesses was 31% in the first quarter of 2008.
Truck

	Three months ended March 31
	2008	2007	(Decrease)
Net sales	$ 567	$576	(2%)
Operating profit	85	107	(21%)
Operating margin	15.0%	18.6%
Sales of the Truck segment decreased 2% in the first quarter of 2008 from the first quarter of 2007. The reduction in sales reflected an 8% decline in sales volume; offset by a 6% increase from foreign exchange. The decline in sales was attributable to a decline of 9% in end-market demand in the first quarter of 2008 compared to the first quarter of 2007, with U.S. markets down 24% and non-U.S. markets up 17%. Production of North American heavy-duty trucks totaled 49,000 units in the first quarter of 2008, just slightly ahead of production in the fourth quarter of 2007, but down 34% from the first quarter of 2007. Eaton expects modest growth in second quarter 2008 production of North American heavy-duty trucks, and for 2008 as a whole now estimates production to be 230,000 units, compared to the original expectation in January of 240,000 units.
Operating profit decreased 21% in the first quarter of 2008 from the first quarter of 2007, primarily due to the significant reduction in sales in U.S. markets, partially offset by further benefits from the Excel 07 program. This segment achieved an operating margin of 15.0% in the first quarter of 2008, down 3.6 percentage points from 18.6% in the first quarter of 2007.
Automotive

	Three months ended March 31
			Increase
	2008	2007	(Decrease)
Net sales	$538	$529	2%
Operating profit	46	63	(27%)
Operating margin	8.6%	11.9%
The 2% increase in sales of the Automotive segment in the first quarter of 2008 over the first quarter of 2007 reflected increases of 6% from foreign exchange and 1% from acquisitions of businesses within the last year, offset by a 5% decline in sales volume. In the first quarter of 2008, the global automotive markets were down 1% compared to the first quarter of 2007, with U.S. markets down 8% and non-U.S. markets up 5%. The strike at an automotive supplier, which impacted production at several U.S. vehicle manufacturers, reduced Eaton’s sales and operating margin for the first quarter of 2008. Eaton anticipates the labor situation will be resolved during the second quarter of 2008. For full year 2008, Eaton anticipates global automotive markets to be flat, with U.S. production down 5% offset by growth of 4% in production outside the U.S.

Operating profit decreased 27% in the first quarter of 2008 from the first quarter of 2007, largely due to the decline in sales volume, changes in product mix, and impact from the strike at an automotive supplier. Acquisition integration charges were $1 in the first quarter of 2008, which reduced the operating margin by 0.2% in the first quarter of 2008. Acquisition integration charges in 2008 primarily related to Saturn.
Corporate
Amortization of intangible assets of $25 in the first quarter of 2008 increased from $16 in the first quarter of 2007 due to amortization of new intangible assets associated with recently acquired businesses.
Interest expense of $38 in the first quarter of 2008 increased from $30 in the first quarter of 2007, primarily due to borrowings to finance acquisitions of businesses in 2008 and 2007.
Changes in Financial Condition During 2008
Net working capital of $987 at March 31, 2008 decreased by $121 from $1,108 at year-end 2007. The decrease reflected the increase of $465 in short-term debt due to higher commercial paper borrowings and a $63 decrease in cash and short-term investments, both of which partially funded operating, investing and financing activities, and a net decrease of $97 in other working capital items. These items were partially offset by the $353 increase in accounts receivable, resulting from increased sales and the acquisition of Phoenixtec in 2008, and the $151 increase in inventories to support higher levels of sales and from the acquisition of Phoenixtec. The current ratio was 1.2 at March 31, 2008 and 1.3 at year-end 2007.
Net cash used by operating activities was $17 in the first quarter of 2008 compared to cash used of $114 in the first quarter of 2007. The improvement of $97 in 2008 was primarily due to a decrease of $143 in voluntary contributions made to the qualified pension plans in the United States and the United Kingdom; higher net income of $13; and a net decrease of $11 in working capital funding; partially offset by other adjustments. Cash and short-term investments totaled $583 at March 31, 2008, down $63 from $646 at year-end 2007, reflecting the use of these assets to fund operating, investing and financing activities.
Total debt of $4,165 at March 31, 2008 increased $748 from $3,417 at year-end 2007. The increase in debt during 2008 included the issuance of $1,023 of commercial paper and other borrowings; partially offset by the repayment of $340 of notes, commercial paper and other debt. The increase in total debt during 2008 largely resulted from the funding of acquisitions of businesses for $634; capital expenditures of $83; and cash dividends paid of $73. The net-debt-to-capital ratio was 39.4% at March 31, 2008 compared to 34.9% at year-end 2007, reflecting the combined effect during 2008 of the $748 increase in total debt, a $63 decline in cash and short-term investments, and an increase in Shareholders’ equity of $328.
In order to initially finance the acquisitions of Phoenixtec and The Moeller Group, on January 25, 2008 Eaton entered into a $3.0 billion revolving credit agreement that may be used either to fund direct loans or to backstop commercial paper borrowings. The proceeds must be used to finance certain acquisitions including, but not limited to, the acquisitions of Phoenixtec and The Moeller Group. All amounts borrowed under this revolving credit agreement, including commercial paper backstopped by this agreement, must be repaid by January 23, 2009, but may be repaid earlier at Eaton’s option, or may be required to be repaid earlier in the event of a default. The commitment amount of the revolving credit agreement will be reduced by the net amount of any proceeds raised through certain future capital market transactions which may include, but are not limited to, debt or equity issuances.
In the first quarter of 2008, Eaton borrowed $250 under the $3.0 billion revolving credit agreement described above to finance the acquisition of Phoenixtec. The $250 borrowed under this agreement was classified as long-term debt at March 31, 2008 because Eaton intended to, and had the ability under its existing $1.5 billion of revolving credit agreement, to refinance this debt on a long-term basis. Subsequently, on April 28, 2008, Eaton sold 17.5 million of its Common Shares in a public offering, resulting in net cash proceeds of $1.43 billion. In addition, 1.18 million Common Shares were sold on May 5, 2008 pursuant to an over-allotment option given to the underwriters of the share offering, resulting in net cash proceeds of $96. The cash proceeds from the Common Share sales are being used to repay borrowings incurred to fund the acquisitions of Phoenixtec and The Moeller Group made under the $3.0 billion revolving credit facility, and to repay commercial paper issued under the backstop provided by the facility.

In light of its strong results and future prospects, on January 21, 2008 Eaton increased the quarterly dividend on its Common Shares by 16%, from $.43 per share to $.50 per share, effective for the February 2008 dividend. This is the fourth dividend increase within the last three years, reflecting Eaton’s philosophy of growing its dividend in line with its long-term growth in earnings.
In the first quarter of 2008, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 had no effect on Eaton’s consolidated financial position or results of operations.
Contractual Obligations
There have been no material changes to the table of contractual obligations presented on page 71 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2007.
Forward-Looking Statements
This Form 10-Q Report contains forward-looking statements concerning Eaton’s second quarter 2008 and full year 2008 net income per Common Share, worldwide markets, growth in relation to end markets, growth from acquisitions and events and trends that may affect Eaton’s future operating results and financial position. These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for Eaton’s business segments; unanticipated downturns in business relationships with customers or their purchases from Eaton; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate or tax rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk presented on page 70 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman, Chief Executive Officer and President; and Richard H. Fearon - Executive Vice President — Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2008.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Eaton’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Eaton’s reports filed under the Exchange Act is accumulated and communicated to management, including Eaton’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
During the first quarter of 2008, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
At Eaton’s Annual Meeting of Shareholders on April 23, 2008, the Shareholders approved the following proposals:

Approved the election of four directors	For	Withheld
Ned C. Lautenbach	126,067,343	6,654,789
John R. Miller	128,913,496	3,808,636
Gregory R. Page	129,877,836	2,844,296
Victor A. Pelson	129,192,551	3,529,581
Approved an increase in the authorized number of Common Shares from 300 million to 500 million

For	119,241,872
Against	12,264,031
Abstain	1,216,223
Approved the adoption of majority voting in director elections

For	126,246,711
Against	5,061,022
Abstain	1,410,480
Approved the authorization of the Board of Directors to amend the Amended Regulations

For	121,239,243
Against	9,896,943
Abstain	1,582,011
Approved the 2008 Stock Plan

For	104,116,078
Against	16,156,578
Abstain	1,438,070
Approved the Senior Executive Incentive Compensation Plan

For	123,644,027
Against	7,453,818
Abstain	1,620,359

Approved the Executive Strategic Incentive Plan

For	124,637,850
Against	6,558,065
Abstain	1,522,288
Approved the appointment of Ernst & Young LLP as independent auditor for 2008

For	129,147,758
Against	2,426,546
Abstain	1,147,803
Item 6. Exhibits
Exhibits — See Exhibit Index attached.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION
Registrant

Date: May 5, 2008	/s/ Richard H. Fearon
Richard H. Fearon
Executive Vice President - Chief Financial and Planning Officer

Eaton Corporation
First Quarter 2008 Report on Form 10-Q
Exhibit Index

3 (a)	Amended Articles of Incorporation (amended and restated as of April 24, 2008) — Filed in conjunction with this Form 10-Q Report

3 (b)	Amended Regulations (amended and restated as of April 23, 2008) — Filed in conjunction with this Form 10-Q Report

4	Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report

31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report

31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report

32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report

32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report