Form 10-Q
period 2008-06-30
EATON CORP
filed 2008-08-06
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☑
There were 166.2 million Common Shares outstanding as of June 30, 2008.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS & PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURE
EXHIBIT INDEX
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EATON CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	June 30		June 30
(Millions except for per share data)	2008	2007	2008	2007
Net sales	$4,279	$3,248	$7,775	$6,361

Cost of products sold	3,069	2,346	5,601	4,573
Selling & administrative expense	704	528	1,256	1,035
Research & development expense	111	85	200	165
Interest expense-net	44	41	82	71
Other (income) expense-net	(3)	(8)	(4)	(2)

Income from continuing operations before income taxes	354	256	640	519
Income taxes	21	16	63	50

Income from continuing operations	333	240	577	469
Income from discontinued operations		6	3	11

Net income	$333	$246	$580	$480

Net income per Common Share assuming dilution
Continuing operations	$2.03	$1.60	$3.68	$3.12
Discontinued operations		.04	.01	.08

	$2.03	$1.64	$3.69	$3.20

Average number of Common Shares outstanding assuming dilution	163.6	150.3	157.1	150.1

Net income per Common Share basic
Continuing operations	$2.07	$1.63	$3.74	$3.18
Discontinued operations		.04	.01	.08

	$2.07	$1.67	$3.75	$3.26

Average number of Common Shares outstanding basic	161.2	147.4	154.5	147.4

Cash dividends paid per Common Share	$.50	$.43	$1.00	$.86
See accompanying notes.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Millions)	2008	2007
ASSETS
Current assets
Cash	$219	$142
Short-term investments	499	504
Accounts receivable	3,029	2,208
Inventories	1,844	1,483
Deferred income taxes & other current assets	472	430

	6,063	4,767

Property, plant & equipment-net	2,699	2,333
Goodwill	6,181	3,982
Other intangible assets	2,047	1,557
Deferred income taxes & other assets	933	791

	$17,923	$13,430

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$1,341	$825
Current portion of long-term debt	148	160
Accounts payable	1,468	1,170
Accrued compensation	378	355
Other current liabilities	1,340	1,149

	4,675	3,659

Long-term debt	3,155	2,432
Pension liabilities	946	681
Other postretirement liabilities	767	772
Other long-term liabilities & deferred income taxes	986	714
Shareholders’ equity	7,394	5,172

	$17,923	$13,430

See accompanying notes.

EATON CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended
	June 30
(Millions)	2008	2007
Net cash provided by (used in) operating activities
Net income	$580	$480
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation & amortization	280	227
Pension liabilities	57	106
Changes in working capital, excluding acquisitions & sales of businesses	(459)	(389)
Voluntary contributions to United States & United Kingdom qualified pension plans	(8)	(163)
Other-net	(91)	(23)

	359	238

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(217)	(143)
Cash paid for acquisitions of businesses	(2,694)	(794)
Sales of short-term investments-net	28	322
Other-net	(8)	(6)

	(2,891)	(621)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months
Proceeds	1,112	1,222
Payments	(731)	(765)
Borrowings with original maturities of less than three months-net, primarily commercial paper	808	216
Cash dividends paid	(156)	(126)
Proceeds from issuance of Common Shares	1,522
Proceeds from exercise of employee stock options	42	111
Income tax benefit from exercise of employee stock options	12	32
Purchase of Common Shares		(309)

	2,609	381

Total increase (decrease) in cash	77	(2)
Cash at the beginning of the year	142	114

Cash at the end of the period	$219	$112

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
ACQUISITIONS OF BUSINESSES
In 2008 and 2007, Eaton acquired certain businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales
The Moeller Group	April 4, 2008	Electrical	€1.02 billion for
A Germany-based supplier of electrical components for commercial and residential building applications, and industrial controls for industrial equipment applications			2007

Balmen Electronic, S.L.	March 31, 2008	Electrical	$6 for 2007
A Spain-based distributor and service provider of uninterruptible power supply (UPS) systems

Phoenixtec Power Company Ltd.	February 26, 2008	Electrical	$515 for 2007
A Taiwan-based manufacturer of single and three-phase uninterruptible power supply (UPS) systems

Arrow Hose & Tubing Inc.	November 8, 2007	Hydraulics	$12 for 2006
A Canada-based manufacturer of thermoplastic hose and tubing for the industrial, food and beverage, and agricultural markets

MGE small systems UPS business from Schneider Electric	October 31, 2007	Electrical	$245 for the
A France-based global provider of power quality solutions including uninterruptible power supply (UPS) systems, power distribution units, static transfer switches and surge suppressors			year ended Sept. 30, 2007

Babco Electric Group	October 19, 2007	Electrical	$11 for the
A Canada-based manufacturer of specialty low- and medium-voltage switchgear and electrical housings for use in the Canadian oil and gas industry and other harsh environments			year ended April 30, 2007

	Date of	Business
Acquired business	acquisition	segment	Annual sales
Pulizzi Engineering	June 19, 2007	Electrical	$12 for 2006
A U.S. manufacturer of alternating current (AC) power distribution, AC power sequencing, redundant power and remote-reboot power management systems

Technology and related assets of SMC Electrical	May 18, 2007	Electrical	None
Products, Inc.’s industrial medium-voltage adjustable frequency drive business

Fuel components division of Saturn Electronics & Engineering, Inc.	May 2, 2007	Automotive	$28 for 2006
A U.S. designer and manufacturer of fuel containment and shutoff valves, emissions control valves and specialty actuators

Aphel Technologies Limited	April 5, 2007	Electrical	$12 for 2006
A U.K.-based global supplier of high density, fault-tolerant power distribution solutions for datacenters, technical offices, laboratories and retail environments

Argo-Tech Corporation	March 16, 2007	Aerospace	$206 for 2006
A U.S.-based manufacturer of high-performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets

Power Protection Business of Power Products Ltd.	February 7, 2007	Electrical	$3 for 2006
A Czech Republic distributor and service provider of Powerware® products and other uninterruptible power supply (UPS) systems
The allocation of the purchase prices for acquisitions in 2008, and certain acquisitions in 2007, are not final and may be subsequently adjusted.
Pro Forma Results of Continuing Operations
In 2008, Eaton acquired Moeller and Phoenixtec. In 2007, Eaton acquired Argo-Tech and the MGE small systems UPS business. Unaudited pro forma results of continuing operations for the first six months of 2008 and 2007, as if Eaton, Moeller, Phoenixtec, Argo-Tech and the MGE small systems UPS business had been consolidated as of the beginning of those periods, follow. The pro forma results include estimates and assumptions, which Eaton’s management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integrations of these businesses, and, accordingly, are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the date indicated. These pro forma results do not include businesses acquired in 2008 and 2007 that were immaterial.

	Three months ended		Six months ended
	June 30		June 30
(Millions except for per share data)	2008	2007	2008	2007
Net sales	$4,279	$3,749	$8,252	$7,370
Income from continuing operations	333	234	591	456
Net income from continuing operations per Common Share
Assuming dilution	$2.04	$1.56	$3.76	$3.04
Basic	$2.07	$1.59	$3.82	$3.09

Subsequent Event
On July 31, 2008, Eaton acquired the engine valves business of Kirloskar Oil Engines Ltd. This India-based company, which had 2007 sales of $5, designs, manufactures and sells intake and exhaust valves for diesel and gasoline engines.
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

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2008	659	$27	$12	$39
Liabilities recorded in 2008	7		4	4
Utilized in 2008	(334)	(13)	(2)	(15)

Balance at June 30, 2008	332	$14	$14	$28

ACQUISITION INTEGRATION CHARGES
In 2008 and 2007, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recorded as expense as incurred. A summary of these charges follows:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Electrical	$7	$2	$10	$4
Hydraulics	1	3	3	7
Aerospace	6	9	13	16
Automotive	1		2
Corporate	2		2

Pretax charges	$17	$14	$30	$27

After-tax charges	$11	$9	$20	$18
Per Common Share	$.07	$.06	$.13	$.12
Charges in 2008 related to the integration of primarily the following acquisitions: in the Electrical segment, Moeller, Phoenixtec, the MGE small systems UPS business, and Senyuan; in the Hydraulics segment, Ronningen-Petter, Synflex and Hayward; in the Aerospace segment, Argo-Tech, PerkinElmer and Cobham; and in the Automotive segment, Saturn.
Charges in 2007 related to the integration of primarily the following acquisitions: in the Electrical segment, Senyuan and Powerware; in the Hydraulics segment, Synflex, Hayward and Walterscheid; and in the Aerospace segment, PerkinElmer and Cobham.
The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Summary of Acquisition Integration & Plant Closing Charges
A summary of acquisition integration charges recorded in 2008, and remaining liabilities related to acquisition integration charges and Excel 07 plant closing charges recorded in prior years, follows:

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2008	563	$14	$1	$15
Liabilities recorded in 2008			32	32
Utilized in 2008	(113)	(6)	(32)	(38)

Balance at June 30, 2008	450	$8	$1	$9

FINANCING OF THE ACQUISITIONS OF PHOENIXTEC & THE MOELLER GROUP
In February 2008, Eaton borrowed $250 under a 364-day $3.0 billion revolving credit agreement to partially finance the acquisition of Phoenixtec. In April 2008, Eaton borrowed €1.33 billion under the revolving credit agreement to finance the acquisition of The Moeller Group.
In April and May 2008, Eaton sold 18.678 million of its Common Shares in a public offering, resulting in net cash proceeds of $1.522 billion. In May 2008, Eaton issued $300 of 4.9% notes due in 2013 and $450 of 5.6% notes due in 2018. The cash proceeds from the sale of the Common Shares and from the issuance of the notes were used to repay borrowings incurred to fund the acquisitions of Moeller and Phoenixtec, and to repay commercial paper issued under the backstop provided by the $3.0 billion revolving credit agreement. Subsequently, in May 2008 Eaton elected to terminate the $3.0 billion revolving credit agreement.
LONG-TERM DEBT
In May 2008, Eaton issued $300 of 4.9% notes due in 2013 and $450 of 5.6% notes due in 2018. These notes refinanced a portion of the short-term debt issued to acquire Moeller and Phoenixtec in 2008.
In May 2008, Eaton entered into a new $500 revolving credit facility. This facility replaced two existing facilities totaling $300 that expired in May 2008. The new facility increases Eaton’s United States long-term revolving credit facilities to $1.7 billion.
RETIREMENT BENEFIT PLANS EXPENSE
The components of retirement benefit cost for continuing operations follow:

	Three months ended June 30
			Other
			postretirement
	Pension benefits		benefits
	2008	2007	2008	2007
Service cost	$(40)	$(39)	$(4)	$(4)
Interest cost	(35)	(40)	(12)	(11)
Expected return on plan assets	34	44
Amortization	(7)	(18)	(3)	(4)

	(48)	(53)	(19)	(19)
Curtailment loss		(1)
Settlement loss	(7)	(13)

	$(55)	$(67)	$(19)	$(19)

	Six months ended June 30
			Other
			postretirement
	Pension benefits		benefits
	2008	2007	2008	2007
Service cost	$(75)	$(75)	$(8)	$(7)
Interest cost	(79)	(81)	(24)	(23)
Expected return on plan assets	82	89
Amortization	(19)	(37)	(6)	(7)

	(91)	(104)	(38)	(37)
Curtailment loss		(1)
Settlement loss	(20)	(20)

	$(111)	$(125)	$(38)	$(37)

INCOME TAXES
The effective income tax rates for continuing operations for the second quarter and the first half of 2008 were 6.1% and 9.8%, respectively, compared to 6.5% and 9.6% for the same periods in 2007. The income tax rate for the second quarter of 2008 was affected by actions taken to consolidate various legal entities, thereby reducing taxes by $33.
Under FASB Interpretation (FIN) No. 48, for each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.
During the first half of 2008, Eaton acquired several businesses in separate transactions. Eaton recorded acquired income tax liabilities as of the acquisition dates including $24 of unrecognized income tax benefits and $22 of related interest and penalties.
COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) follow:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Net income	$333	$246	$580	$480
Foreign currency translation	59	53	152	80
Pensions & other postretirement benefits	14	22	33	32
Other	11	2	11	7

Comprehensive income	$417	$323	$776	$599

INVENTORIES
The components of inventories follow:

	June 30,	December 31,
	2008	2007
Raw materials	$777	$674
Work-in-process & finished goods	1,181	917

Inventories at FIFO	1,958	1,591
Excess of FIFO over LIFO cost	(114)	(108)

	$1,844	$1,483

NET INCOME PER COMMON SHARE
A summary of the calculation of net income per Common Share assuming dilution and basic follows:

	Three months ended		Six months ended
	June 30		June 30
(Shares in millions)	2008	2007	2008	2007
Income from continuing operations	$333	$240	$577	$469
Income from discontinued operations		6	3	11

Net income	$333	$246	$580	$480

Average number of Common Shares outstanding assuming dilution	163.6	150.3	157.1	150.1
Less dilutive effect of stock options	2.4	2.9	2.6	2.7

Average number of Common Shares outstanding basic	161.2	147.4	154.5	147.4

Net income per Common Share assuming dilution
Continuing operations	$2.03	$1.60	$3.68	$3.12
Discontinued operations		.04	.01	.08

	$2.03	$1.64	$3.69	$3.20

Net income per Common Share basic
Continuing operations	$2.07	$1.63	$3.74	$3.18
Discontinued operations		.04	.01	.08

	$2.07	$1.67	$3.75	$3.26

FINANCIAL ASSETS & LIABILITIES MEASURED AT FAIR VALUE
In the first quarter of 2008, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on Eaton’s consolidated financial position or results of operations. A summary of financial assets and liabilities that were measured at fair value at June 30, 2008, follows:

		Fair value measurement used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$499	$499
Foreign currency forward exchange contracts	8		$8
Commodity contracts	4		4
Fixed-to-floating interest rate swaps	(4)		(4)
Long-term debt converted to floating interest rates by interest rate swaps	4		4

	$511	$499	$12	$0

BUSINESS SEGMENT INFORMATION
In the first quarter of 2008, Eaton realigned its business segment financial reporting structure. The Fluid Power segment was realigned into the Hydraulics segment and the Aerospace segment. The Electrical and Truck segments continue as individual reporting segments and the automotive fluid connectors business was transferred to the Automotive segment from Fluid Power. Accordingly, business segment information for prior years has been restated to conform to the current year’s presentation.

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Net sales
Electrical	$1,939	$1,158	$3,243	$2,242
Hydraulics	695	619	1,352	1,193
Aerospace	466	407	896	757
Truck	625	498	1,192	1,074
Automotive	554	566	1,092	1,095

	$4,279	$3,248	$7,775	$6,361

Operating profit
Electrical	$250	$139	$410	$259
Hydraulics	92	68	170	134
Aerospace	69	55	132	100
Truck	94	75	179	182
Automotive	51	69	97	132

Corporate
Amortization of intangible assets	(42)	(19)	(67)	(35)
Interest expense-net	(44)	(41)	(82)	(71)
Minority interest	(4)	(3)	(7)	(5)
Pension & other postretirement benefit expense	(35)	(43)	(73)	(81)
Stock option expense	(8)	(7)	(15)	(14)
Other corporate expense-net	(69)	(37)	(104)	(82)

Income from continuing operations before income taxes	354	256	640	519
Income taxes	21	16	63	50

Income from continuing operations	333	240	577	469
Income from discontinued operations		6	3	11

Net income	$333	$246	$580	$480

Identifiable assets of the Electrical segment increased in the first half of 2008 by approximately $1,049 as a result of the acquisitions of Moeller and Phoenixtec.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
Dollars in millions, except for per share data (per share data assume dilution)
OVERVIEW OF EATON
Eaton Corporation is a diversified power management company with 2007 sales of $13 billion. Eaton is a global technology leader in electrical systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has 81,000 employees and sells products to customers in more than 150 countries.
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
HIGHLIGHTS OF RESULTS FOR 2008
In the second quarter of 2008, Eaton posted quarterly records for sales, net income and net income per Common Share. Results for 2008 improved over the second quarter of 2007 despite the nearly 40% rise in oil prices during the quarter, which caused significant turmoil in Eaton’s transportation-related end markets. Sales and operating profits for the Electrical, Hydraulics, Aerospace and Truck business segments all increased in the second quarter of 2008 compared to the second quarter of 2007. Sales, operating profit and return on sales for the Electrical and Hydraulics segments in the second quarter of 2008 were quarterly records.

	Three months ended June 30			Six months ended June 30
	2008	2007	Increase	2008	2007	Increase
Continuing operations
Net sales	$4,279	$3,248	32%	$7,775	$6,361	22%
Gross profit	1,210	902	34%	2,174	1,788	22%
Percent of net sales	28.3%	27.8%		28.0%	28.1%
Income before income taxes	354	256	38%	640	519	23%
Income after income taxes	$333	$240	39%	$577	$469	23%
Income from discontinued operations		6		3	11

Net income	$333	$246	35%	$580	$480	21%

Net income per Common Share assuming dilution
Continuing operations	$2.03	$1.60	27%	$3.68	$3.12	18%
Discontinued operations		.04		.01	.08

	$2.03	$1.64	24%	$3.69	$3.20	15%

Net sales in the second quarter of 2008 were a quarterly record for Eaton. Sales growth of 32% in the second quarter of 2008 over the second quarter of 2007 consisted of 19% from acquisitions of businesses within the last year; 8% from organic growth; and 5% from foreign exchange. Acquisitions of businesses included The Moeller Group, acquired in April 2008; Phoenixtec, acquired in February 2008; and the MGE small systems UPS business, acquired in October 2007, all of which are included in the Electrical segment. These acquisitions further expanded the proportion of Eaton’s sales outside of the United States. Organic growth included 6% from growth in end markets and 2% from outgrowing end markets.

The increase in sales for the second quarter of 2008 was primarily due to the acquisitions of businesses, and strong end markets for the Electrical, Hydraulics and Aerospace segments. These improvements were partially offset by the negative effect of the unforeseen increase in global oil prices, which increased by nearly 40% in the second quarter of 2008. The sharp increase in global oil prices negatively affected the Automotive, Truck and Aerospace segments, with light vehicle sales declining sharply in the U.S., North American heavy-duty and medium-duty truck sales flattening, and commercial airlines aggressively reducing the number of aircraft in operation. Sales in the first half of 2008 increased 22% over the first half 2007 primarily due to the same factors as in the second quarter of 2008, and also reflected sales of the Argo-Tech aerospace business, acquired in March 2007.
Gross profit increased 34% in the second quarter of 2008 over the second quarter of 2007. This increase was primarily due to sales growth of 32%; the benefits of integrating acquired businesses; further benefits from the Excel 07 program; and continued productivity improvements driven by the Eaton Business System (EBS). These improvements in gross margin were partially offset by the impact of rising prices for raw materials, supplies and other commodities. The 22% increase in gross profit for the first half of 2008 over the first half of 2007 was primarily due to the same factors as in the second quarter of 2008.
Net income in the second quarter of 2008 was a record for Eaton, increasing 35% over the second quarter of 2007. The improvement in 2008 was primarily due to higher sales and the other factors that affected gross profit discussed above, partially offset by increases in selling, administrative, research and development expenses, and higher interest expense, due in part to the acquisitions of businesses in the past 12 months. The increase in net income for the second quarter of 2008 also reflected the effect of actions taken in the quarter to consolidate various legal entities, thereby reducing income taxes by $33. Net income per Common Share in the second quarter of 2008 increased 24% over the second quarter of 2007 due to the factors that affected net income discussed above, partially offset by the effect of the sale of 18.678 million Common Shares in a public offering in April and May 2008. The increases of 21% in net income and 15% in earnings per share for the first half of 2008 compared to the first half of 2007 were primarily due to the same factors as in the second quarter of 2008.
In 2008, Eaton acquired certain businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales
The Moeller Group	April 4, 2008	Electrical	€1.02 billion for
A Germany-based supplier of electrical components for commercial and residential building applications, and industrial controls for industrial equipment applications			2007

Balmen Electronic, S.L.	March 31, 2008	Electrical	$6 for 2007
A Spain-based distributor and service provider of uninterruptible power supply (UPS) systems

Phoenixtec Power Company Ltd.	February 26, 2008	Electrical	$515 for 2007
A Taiwan-based manufacturer of single and three-phase uninterruptible power supply (UPS) systems
On July 31, 2008, Eaton acquired the engine valves business of Kirloskar Oil Engines Ltd. This India-based company, which had 2007 sales of $5, designs, manufactures and sells intake and exhaust valves for diesel and gasoline engines.
In February 2008, Eaton borrowed $250 under a 364-day $3.0 billion revolving credit agreement to partially finance the acquisition of Phoenixtec. In April 2008, Eaton borrowed €1.33 billion under the revolving credit agreement to finance the acquisition of Moeller. In order to refinance debt that was issued to partially fund these acquisitions, Eaton sold 18.678 million of its Common Shares in a public offering in April and May 2008, resulting in net cash proceeds of $1.522 billion. In May 2008, Eaton issued $300 of 4.9% notes due in 2013 and $450 of 5.6% notes due in 2018. The cash proceeds from the sale of the Common Shares and from the issuance of the notes were used to repay borrowings incurred to fund the acquisitions of Moeller and Phoenixtec, and to repay commercial paper issued under the backstop provided by the $3.0 billion revolving credit agreement. Subsequently, in May 2008 Eaton elected to terminate the $3.0 billion revolving credit agreement.

Total debt of $4,644 at June 30, 2008 increased $1,227 from $3,417 at year-end 2007. The increase in total debt during 2008 included the issuance in the second quarter of 2008 of $750 of long-term notes and $1,170 of commercial paper and other borrowings, partially offset by the repayment of $731 of notes, commercial paper and other debt. The increase in total debt during 2008 largely resulted from funding the acquisitions of Moeller, Phoenixtec, and other businesses for $2,694, offset by combined cash proceeds of $2,272 from the sale of 18.678 million Common Shares for $1,522 and the issuance of $750 of long-term notes, and from other borrowings to fund working capital and other requirements. These actions allowed Eaton to finish the second quarter of 2008 with net-debt-to-capital ratios about the same as those prior to completing the acquisitions of Moeller and Phoenixtec. The net-debt-to-capital ratio was 34.7% at June 30, 2008 compared to 34.9% at year-end 2007, reflecting the combined effect during 2008 of the $1,227 increase in total debt, the $72 increase in cash and short-term investments, and the $2,222 increase in Shareholders’ equity, which largely resulted from the sale of 18.678 million Common Shares in the second quarter of 2008 for net cash proceeds of $1,522, and from net income of $580 for the first six months of 2008.
Net cash provided by operating activities rose to $359 in the first half of 2008 compared to $238 in the first half of 2007. The improvement of $121 in 2008 was primarily due to the decrease of $155 in voluntary contributions made to the qualified pension plans in the United States and the United Kingdom, and higher net income of $100, partially offset by a net increase of $70 in working capital funding and other adjustments. Cash and short-term investments totaled $718 at June 30, 2008, up $72 from $646 at year-end 2007.
Net working capital of $1,388 at June 30, 2008 increased by $280 from $1,108 at year-end 2007. The increase was primarily due to the $821 increase in accounts receivable that resulted from increased sales in 2008 and the acquisitions of Moeller and Phoenixtec in 2008; the $361 increase in inventories to support higher levels of sales and from the acquisitions of Moeller and Phoenixtec; and the $72 increase in cash and short-term investments. These increases were partially offset by the $516 increase in short-term debt due to higher commercial paper borrowings to fund operating, investing and financing activities; and a net decrease of $458 in other working capital items. The current ratio was 1.3 at June 30, 2008 and at year-end 2007.
In light of its strong results and future prospects, on January 21, 2008 Eaton increased the quarterly dividend on its Common Shares by 16%, from $.43 per share to $.50 per share, effective for the February 2008 dividend. This is the fourth dividend increase within the last three years, reflecting Eaton’s philosophy of growing its dividend in line with its long-term growth in earnings.
As of mid-July 2008, Eaton believes end markets in 2008 will be slightly weaker than its initial forecast, due principally to the impact of higher oil prices on several of its end markets. Eaton anticipates overall growth of 3% for its end markets in 2008, 1 percentage point lower than the prior forecast. Eaton expects growth for U.S. markets to be 1% compared to the prior estimate of 2%, while non-U.S. markets are expected to grow 5% compared to the prior estimate of 6%. Eaton anticipates net income per Common Share in the third quarter of 2008 to be between $1.75 and $1.85 per share, after acquisition integration charges of $.15 per share. For the full year of 2008, due to the reduction in expectations for end market growth, Eaton reduced the midpoint of its guidance for 2008 net income per share by $.20 per share. In addition, since the uncertainty regarding the financing of the acquisitions of Moeller and Phoenixtec was resolved in the second quarter of 2008, Eaton is narrowing its range of guidance for 2008 earnings. Eaton expects earnings per share for 2008 to be between $7.20 and $7.50 per share, after acquisition integration charges of $.50 per share.

RESULTS OF OPERATIONS – 2008 COMPARED TO 2007

	Three months ended June 30			Six months ended June 30
	2008	2007	Increase	2008	2007	Increase
Continuing operations
Net sales	$4,279	$3,248	32%	$7,775	$6,361	22%
Gross profit	1,210	902	34%	2,174	1,788	22%
Percent of net sales	28.3%	27.8%		28.0%	28.1%
Income before income taxes	354	256	38%	640	519	23%
Income after income taxes	$333	$240	39%	$577	$469	23%
Income from discontinued operations		6		3	11

Net income	$333	$246	35%	$580	$480	21%

Net income per Common Share assuming dilution
Continuing operations	$2.03	$1.60	27%	$3.68	$3.12	18%
Discontinued operations		.04		.01	.08

	$2.03	$1.64	24%	$3.69	$3.20	15%

Net sales in the second quarter of 2008 were a quarterly record for Eaton. Sales growth of 32% in the second quarter of 2008 over the second quarter of 2007 consisted of 19% from acquisitions of businesses within the last year; 8% from organic growth; and 5% from foreign exchange. Acquisitions of businesses included The Moeller Group, acquired in April 2008; Phoenixtec, acquired in February 2008; and the MGE small systems UPS business, acquired in October 2007; all of which are included in the Electrical segment. These acquisitions further expanded the proportion of Eaton’s sales outside of the United States. Organic growth included 6% from growth in end markets and 2% from outgrowing end markets.
The increase in sales for the second quarter of 2008 was primarily due to the acquisitions of businesses, and strong end markets for the Electrical, Hydraulics and Aerospace segments. These improvements were partially offset by the negative effect of the unforeseen increase in global oil prices, which increased by nearly 40% in the second quarter of 2008. The sharp increase in global oil prices negatively affected the Automotive, Truck and Aerospace segments, with light vehicle sales declining sharply in the U.S., North American heavy-duty and medium-duty truck sales flattening, and commercial airlines aggressively reducing the number of aircraft in operation. Sales in the first half of 2008 increased 22% over the first half 2007 primarily due to the same factors as in the second quarter of 2008, and also reflected sales of the Argo-Tech aerospace business, acquired in March 2007.
Gross profit increased 34% in the second quarter of 2008 over the second quarter of 2007. This increase was primarily due to sales growth of 32%; the benefits of integrating acquired businesses; further benefits from the Excel 07 program; and continued productivity improvements driven by the Eaton Business System (EBS). These improvements in gross margin were partially offset by the impact of rising prices for raw materials, supplies and other commodities. The 22% increase in gross profit for the first half of 2008 over the first half of 2007 was primarily due to the same factors as in the second quarter of 2008.

OTHER RESULTS OF OPERATIONS
In 2008 and 2007, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recorded as expense as incurred. A summary of these charges follows:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Electrical	$7	$2	$10	$4
Hydraulics	1	3	3	7
Aerospace	6	9	13	16
Automotive	1		2
Corporate	2		2

Pretax charges	$17	$14	$30	$27

After-tax charges	$11	$9	$20	$18
Per Common Share	$.07	$.06	$.13	$.12
Charges in 2008 related to the integration of primarily the following acquisitions: in the Electrical segment, Moeller, Phoenixtec, the MGE small systems UPS business, and Senyuan; in the Hydraulics segment, Ronningen-Petter, Synflex and Hayward; in the Aerospace segment, Argo-Tech, PerkinElmer and Cobham; and in the Automotive segment, Saturn. Charges in 2007 related to the integration of primarily the following acquisitions: in the Electrical segment, Senyuan and Powerware; in the Hydraulics segment, Synflex, Hayward and Walterscheid; and in the Aerospace segment, PerkinElmer and Cobham. The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
The effective income tax rates for continuing operations for the second quarter and the first half of 2008 were 6.1% and 9.8%, respectively, compared to 6.5% and 9.6% for the same periods in 2007. The income tax rate for the second quarter of 2008 was affected by actions taken to consolidate various legal entities, thereby reducing taxes by $33.
Net income in the second quarter of 2008 was a record for Eaton, increasing 35% over the second quarter of 2007. The improvement in 2008 was primarily due to higher sales and the other factors that affected gross profit discussed above, partially offset by increases in selling, administrative, research and development expenses, and higher interest expense, due in part to the acquisitions of businesses in the past 12 months. The increase in net income for the second quarter of 2008 also reflected the effect of actions taken in the quarter to consolidate various legal entities, thereby reducing income taxes by $33. Net income per Common Share in the second quarter of 2008 increased 24% over the second quarter of 2007 due to the factors that affected net income discussed above, partially offset by the effect of the sale of 18.678 million Common Shares in a public offering in April and May 2008. The increases of 21% in net income and 15% in earnings per share for the first half of 2008 compared to the first half of 2007 were primarily due to the same factors as in the second quarter of 2008.

RESULTS BY BUSINESS SEGMENT
Electrical

	Three months ended June 30			Six months ended June 30
	2008	2007	Increase	2008	2007	Increase
Net sales	$1,939	$1,158	67%	$3,243	$2,242	45%
Operating profit	250	139	80%	410	259	58%
Operating margin	12.9%	12.0%		12.6%	11.6%
Sales of the Electrical segment reached record levels in the second quarter of 2008. The 67% increase in sales over the second quarter of 2007 consisted of 53% from acquisitions of businesses within the past 12 months, primarily Moeller, Phoenixtec and the MGE small systems UPS business; 12% from organic growth; and 2% from foreign exchange. End markets for the Electrical segment grew about 5% during the second quarter of 2008 compared to second quarter 2007. U.S. markets, which make up 40% of Electrical’s sales, grew just under 5% in the second quarter of 2008, and non-U.S. markets grew 5-1/2% in the second quarter of 2008. Sales for the first half of 2008 increased 45% over the first half of 2007 primarily due to the same factors as in the second quarter of 2008. Eaton expects growth in Electrical’s end markets for all of 2008 to be 5%.
Operating profit rose 80% in the second quarter of 2008 over the second quarter of 2007, and operating margin rose to 12.9%, both of which were records for this segment. The increase in operating profit over the second quarter of 2007 was largely due to growth in sales; results of acquired businesses; further benefits from the Excel 07 program; and continued productivity improvements. Operating profit was reduced by acquisition integration charges of $7 in the second quarter of 2008 compared to charges of $2 in the second quarter of 2007, which reduced the operating margin by 0.4% and 0.2% in 2008 and 2007, respectively. Acquisition integration charges in 2008 primarily related to Moeller, Phoenixtec, the MGE small systems UPS business, and Senyuan. Charges in 2007 related to Senyuan and Powerware. The incremental operating margin for the second quarter of 2008 (the increase in operating profit compared to the increase in sales) was 14%. The operating margin for acquired businesses for the second quarter of 2008 was 15%.
Operating profit for the first half of 2008 increased 58% over the first half of 2007 primarily due to the same factors as in the second quarter of 2008. Operating profit was reduced by acquisition integration charges of $10 in the first half of 2008 compared to charges of $4 in the first half of 2007, which reduced operating margin by 0.3% and 0.2% in 2008 and 2007, respectively.
On April 4, 2008, Eaton acquired The Moeller Group, a Germany-based business which is a leading supplier of electrical components for commercial and residential building applications, and industrial controls for industrial equipment applications. This business had sales of €1.02 billion for 2007.
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

Hydraulics

	Three months ended June 30			Six months ended June 30
	2008	2007	Increase	2008	2007	Increase
Net sales	$695	$619	12%	$1,352	$1,193	13%
Operating profit	92	68	35%	170	134	27%
Operating margin	13.2%	11.0%		12.6%	11.2%
Sales of the Hydraulics segment reached record levels in the second quarter of 2008. The 12% increase in sales over the second quarter of 2007 consisted of 7% from organic growth and 5% from foreign exchange. Global hydraulics markets grew 6% in the second quarter of 2008 compared to the second quarter of 2007, with non-U.S. markets up 7% and U.S. markets up 4%. The hydraulics markets in the second quarter of 2008 were stronger than expected due principally to strong worldwide demand for agricultural, mining and oilfield equipment. Sales for the first half of 2008 increased 13% over the first half of 2007 primarily due to the same factors as in the second quarter of 2008. Based on strong global demand for agricultural, mining and oilfield equipment that should result in strong demand for hydraulic equipment, Eaton now believes global hydraulics markets for 2008 will grow 3% compared to its prior estimate of 2%.
Operating profit rose 35% in the second quarter of 2008 over the second quarter of 2007, and operating margin increased to 13.2%, both of which were records for this segment. The increase in operating profit over the second quarter of 2007 was due to growth in sales; benefits of integrating acquired businesses; further benefits from the Excel 07 program; and an overall improvement in operating efficiencies. Operating profit was reduced by acquisition integration charges of $1 in the second quarter of 2008 compared to charges of $3 in the second quarter of 2007, which reduced the operating margin by 0.1% and 0.5% in 2008 and 2007, respectively. Acquisition integration charges in 2008 primarily related to Ronningen-Petter, Synflex and Hayward. Charges in 2007 largely related to Synflex, Hayward and Walterscheid. The incremental operating margin for the second quarter of 2008 was 32%.
Operating profit for the first half of 2008 increased 27% over the first half of 2007 primarily due to the same factors as in the second quarter of 2008. Operating profit was reduced by acquisition integration charges of $3 in the first half of 2008 compared to charges $7 in the first half of 2007, which reduced operating margin by 0.2% and 0.6% in 2008 and 2007, respectively.
Aerospace

	Three months ended June 30			Six months ended June 30
	2008	2007	Increase	2008	2007	Increase
Net sales	$466	$407	15%	$896	$757	18%
Operating profit	69	55	25%	132	100	32%
Operating margin	14.8%	13.5%		14.7%	13.2%
Sales of the Aerospace segment reached record levels in the second quarter of 2008. The 15% increase in sales over the second quarter of 2007 consisted of 14% from organic growth and 1% from foreign exchange. Aerospace markets grew just under 7% in the second quarter of 2008 compared to the second quarter of 2007. Sales for the first half of 2008 increased 18% over the first half of 2007 primarily due to the same factors as in the second quarter of 2008, and also reflected sales of Argo-Tech, which was acquired in the first quarter of 2007. Eaton anticipates the global aerospace market will grow 6% in 2008, slightly weaker than expectations at the end of the first quarter as a result of the reduction in commercial aftermarket volume due to airline fleet capacity adjustments initiated to deal with higher fuel prices.
Operating profit rose 25% in the second quarter of 2008 over the second quarter of 2007, and was a second quarter record for this segment. The increase in operating profit over the second quarter of 2007 was due to growth in sales; benefits of integrating acquired businesses; and an overall improvement in operating efficiencies. Operating profit was reduced by acquisition integration charges of $6 in the second quarter of 2008 compared to charges of $9 in the second quarter of 2007, which reduced the operating margin by 1.3% and 2.2% in 2008 and 2007, respectively. Acquisition integration charges in 2008 primarily related to Argo-Tech, PerkinElmer and Cobham. Charges in 2007 largely related to PerkinElmer and Cobham. The incremental operating margin for the second quarter of 2008 was 24%.

Operating profit for the first half of 2008 increased 32% over the first half of 2007 primarily due to the same factors as in second quarter of 2008. Operating profit was reduced by acquisition integration charges of $13 in the first half of 2008 compared to charges of $16 in the first half of 2007, which reduced operating margin by 1.5% and 2.1% in 2008 and 2007, respectively.
Truck

	Three months ended June 30			Six months ended June 30
						Increase
	2008	2007	Increase	2008	2007	(Decrease)
Net sales	$625	$498	26%	$1,192	$1,074	11%
Operating profit	94	75	25%	179	182	(2)%
Operating margin	15.0%	15.1%		15.0%	16.9%
Sales of the Truck segment increased 26% in the second quarter of 2008 over the second quarter of 2007. The 26% increase in sales consisted of 17% from organic growth and 9% from foreign exchange. Truck markets in the second quarter of 2008 were up 16% over the second quarter of 2007, with U.S. markets up 13% and non-U.S. markets up 19%. Production of North American Class 8 trucks in the second quarter of 2008 totaled 57,000 units, an increase of 7,000 units from the first quarter of 2008. Sales in the first half of 2008 increased 11% over the first half of 2007, which was less than the 26% increase in the second quarter of 2008, primarily due to end markets that were weaker in the first quarter of 2008 versus stronger markets in the first quarter of 2007. Eaton expects production of North American heavy-duty trucks in the third quarter of 2008 to be slightly weaker than the second quarter of 2008 and then improve in the fourth quarter of 2008. As a result, for the full year of 2008, Eaton expects North American Class 8 production to be 215,000 units. The Truck segment continues to significantly benefit from its strong position in non-U.S. markets, particularly Brazil. Despite the reduced outlook for North American truck production, the strength in international markets should allow the Truck segment to post a strong second half of 2008.
Operating profit increased 25% in the second quarter of 2008 over the second quarter of 2007. The increase in operating profit over the second quarter of 2007 was due to growth in sales; further benefits from the Excel 07 program; and an overall improvement in operating efficiencies.
Operating profit in the first half of 2008 decreased 2% from the first half of 2007. This reduction was primarily due to reduced sales resulting primarily from end markets that were weaker in the first quarter of 2008 compared to the first quarter of 2007. This segment achieved an operating margin of 15.0% in the first half of 2008.
Automotive

	Three months ended June 30			Six months ended June 30
	2008	2007	(Decrease)	2008	2007	(Decrease)
Net sales	$554	$566	(2)%	$1,092	$1,095	—
Operating profit	51	69	(26)%	97	132	(27)%
Operating margin	9.2%	12.2%		8.9%	12.1%
The 2% decrease in sales of the Automotive segment in the second quarter of 2008 from the second quarter of 2007 reflected an 8% decrease in sales volume, partially offset by a 6% increase from foreign exchange. In the second quarter of 2008, the global automotive markets were down 3% compared to the second quarter of 2007, with U.S. markets down 16% and non-U.S. markets up 6%. The automotive market in the U.S. dropped markedly in the second quarter of 2008 in response to the sharp increase in fuel prices. In addition, the strike at a major U.S. automotive supplier was not fully resolved until very late in the quarter, further reducing automotive production in the U.S. Sales for the first half of 2008 were flat compared to the first half of 2007 primarily due to the same factors as in the second quarter of 2008.
Operating profit decreased 26% in the second quarter of 2008 from the second quarter of 2007, largely due to the decline in sales volume; changes in product mix; and impact from the strike at an automotive supplier, partially offset by further benefits from the Excel 07 program. Operating profit in the second quarter of 2008 was reduced by acquisition integration charges of $1. These charges reduced operating margin by 0.2%.
Operating profit in the first half of 2008 decreased 27% from the first half of 2007 primarily due to the same factors as in second quarter of 2008. Operating profit in the first half of 2008 was reduced by acquisition integration charges of $2, which reduced operating margin by 0.2%.
On July 31, 2008, Eaton acquired the engine valves business of Kirloskar Oil Engines Ltd. This India-based company, which had 2007 sales of $5, designs, manufactures and sells intake and exhaust valves for diesel and gasoline engines.

Corporate
Amortization of intangible assets was $42 for the second quarter of 2008 and $67 for the first half of 2008, an increase from $19 and $35 for the same periods in 2007, due to amortization of intangible assets associated with recently acquired businesses.
Interest expense of $44 for the second quarter of 2008 and $82 for the first half of 2008 increased from $41 and $71 for the same periods in 2007, primarily due to borrowings to finance recently acquired businesses.
Other corporate expense-net of $69 for the second quarter of 2008 and $104 for the first half of 2008, increased from $37 and $82 for the same periods in 2007 primarily due to the amortization of purchase price accounting adjustments related to the fair value of inventories of acquired businesses, principally Moeller.
CHANGES IN FINANCIAL CONDITION DURING 2008
Net working capital of $1,388 at June 30, 2008 increased by $280 from $1,108 at year-end 2007. The increase was primarily due to the $821 increase in accounts receivable that resulted from increased sales in 2008 and the acquisitions of Moeller and Phoenixtec in 2008; the $361 increase in inventories to support higher levels of sales and from the acquisitions of Moeller and Phoenixtec; and the $72 increase in cash and short-term investments. These increases were partially offset by the $516 increase in short-term debt due to higher commercial paper borrowings to fund operating, investing and financing activities; and a net decrease of $458 in other working capital items. The current ratio was 1.3 at June 30, 2008 and at year-end 2007.
Net cash provided by operating activities rose to $359 in the first half of 2008 compared to $238 in the first half of 2007. The improvement of $121 in 2008 was primarily due to the decrease of $155 in voluntary contributions made to the qualified pension plans in the United States and the United Kingdom, and higher net income of $100, partially offset by a net increase of $70 in working capital funding and other adjustments. Cash and short-term investments totaled $718 at June 30, 2008, up $72 from $646 at year-end 2007.
In February 2008, Eaton borrowed $250 under a 364-day $3.0 billion revolving credit agreement to partially finance the acquisition of Phoenixtec. In April 2008, Eaton borrowed €1.33 billion under the revolving credit agreement to finance the acquisition of Moeller. In order to refinance debt that was issued to partially fund these acquisitions, Eaton sold 18.678 million of its Common Shares in a public offering in April and May 2008, resulting in net cash proceeds of $1.522 billion. In May 2008, Eaton issued $300 of 4.9% notes due in 2013 and $450 of 5.6% notes due in 2018. The cash proceeds from the sale of the Common Shares and from the issuance of the notes were used to repay borrowings incurred to fund the acquisitions of Moeller and Phoenixtec, and to repay commercial paper issued under the backstop provided by the $3.0 billion revolving credit agreement. Subsequently, in May 2008 Eaton elected to terminate the $3.0 billion revolving credit agreement.
Total debt of $4,644 at June 30, 2008 increased $1,227 from $3,417 at year-end 2007. The increase in total debt during 2008 included the issuance in the second quarter of 2008 of $750 of long-term notes and $1,170 of commercial paper and other borrowings, partially offset by the repayment of $731 of notes, commercial paper and other debt. The increase in total debt during 2008 largely resulted from funding the acquisitions of Moeller, Phoenixtec, and other businesses for $2,694, offset by combined cash proceeds of $2,272 from the sale of 18.678 million Common Shares for $1,522 and the issuance of $750 of long-term notes, and from other borrowings to fund working capital and other requirements. These actions allowed Eaton to finish the second quarter of 2008 with net-debt-to-capital ratios about the same as those prior to completing the acquisitions of Moeller and Phoenixtec. The net-debt-to-capital ratio was 34.7% at June 30, 2008 compared to 34.9% at year-end 2007, reflecting the combined effect during 2008 of the $1,227 increase in total debt, the $72 increase in cash and short-term investments, and the $2,222 increase in Shareholders’ equity, which largely resulted from the sale of 18.678 million Common Shares in the second quarter of 2008 for net cash proceeds of $1,522, and from net income of $580 for the first six months of 2008.
In May 2008, Eaton entered into a new $500 revolving credit facility. This facility replaced two existing facilities totaling $300 that expired in May 2008. The new facility increases Eaton’s United States long-term revolving credit facilities to $1.7 billion.

In light of its strong results and future prospects, on January 21, 2008 Eaton increased the quarterly dividend on its Common Shares by 16%, from $.43 per share to $.50 per share, effective for the February 2008 dividend. This is the fourth dividend increase within the last three years, reflecting Eaton’s philosophy of growing its dividend in line with its long-term growth in earnings.
In the first quarter of 2008, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 had no effect on Eaton’s consolidated financial position or results of operations.
CONTRACTUAL OBLIGATIONS
There have been no material changes to the table of contractual obligations presented on page 71 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2007.
FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning Eaton’s third quarter 2008 and full year 2008 net income per Common Share, worldwide markets, growth in relation to end markets, growth from acquisitions and events and trends that may affect Eaton’s future operating results and financial position. These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for Eaton’s business segments; unanticipated downturns in business relationships with customers or their purchases from Eaton; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk presented on page 70 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS & PROCEDURES
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler – Chairman, Chief Executive Officer and President; and Richard H. Fearon - Executive Vice President — Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2008.
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

Eaton acquired The Moeller Group and Phoenixtec in 2008. These businesses maintain their own accounting and information systems and processes, and, prior to their acquisitions by Eaton, reported their financial results using non-United States generally accepted accounting and reporting principles. Eaton is currently implementing its policies and processes at these businesses. Accordingly, the acquisition of these businesses has affected Eaton’s internal control over financial reporting. With the exception of these business acquisitions in the first half of 2008, there was no change in Eaton’s internal control over financial reporting during the second quarter of 2008, that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
Exhibits — See Exhibit Index attached.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION
Registrant

Date: August 5, 2008	/s/ Richard H. Fearon
Richard H. Fearon
Executive Vice President -
Chief Financial and Planning Officer

EATON CORPORATION
SECOND QUARTER 2008 REPORT ON FORM 10-Q
EXHIBIT INDEX

3 (a)	Amended Articles of Incorporation (amended and restated as of April 24, 2008) – Incorporated by reference to the Form 10-Q Report for the quarter ended March 31, 2008

3 (b)	Amended Regulations (amended and restated as of April 23, 2008) – Incorporated by reference to the Form 10-Q Report for the quarter ended March 31, 2008

4	Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)

12	Ratio of Earnings to Fixed Charges – Filed in conjunction with this Form 10-Q Report

31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a)) – Filed in conjunction with this Form 10-Q Report

31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a)) – Filed in conjunction with this Form 10-Q Report

32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) – Filed in conjunction with this Form 10-Q Report

32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) – Filed in conjunction with this Form 10-Q Report