Form 10-Q
period 2008-09-30
EATON CORP
filed 2008-11-04
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 164.9 million Common Shares outstanding as of September 30, 2008.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EATON CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	September 30		September 30
(Millions except for per share data)	2008	2007	2008	2007
Net sales	$4,114	$3,298	$11,889	$9,659

Cost of products sold	2,964	2,381	8,565	6,954
Selling & administrative expense	659	530	1,915	1,565
Research & development expense	117	86	317	251
Interest expense-net	37	37	119	108
Contribution to Eaton Charitable Fund		16		16
Other (income) expense-net	(17)	(15)	(21)	(17)

Income from continuing operations before income taxes	354	263	994	782
Income taxes	39	25	102	75

Income from continuing operations	315	238	892	707
Income from discontinued operations		20	3	31

Net income	$315	$258	$895	$738

Net income per Common Share assuming dilution
Continuing operations	$1.87	$1.59	$5.55	$4.71
Discontinued operations		.12	.02	.20

	$1.87	$1.71	$5.57	$4.91

Average number of Common Shares outstanding assuming dilution	168.4	150.4	160.8	150.2

Net income per Common Share basic
Continuing operations	$1.90	$1.62	$5.63	$4.80
Discontinued operations		.13	.02	.21

	$1.90	$1.75	$5.65	$5.01

Average number of Common Shares outstanding basic	166.2	147.0	158.4	147.3

Cash dividends paid per Common Share	$.50	$.43	$1.50	$1.29
See accompanying notes.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Millions)	2008	2007
ASSETS
Current assets
Cash	$181	$142
Short-term investments	282	504
Accounts receivable	2,845	2,208
Inventories	1,795	1,483
Deferred income taxes & other current assets	484	430

	5,587	4,767

Property, plant & equipment-net	2,585	2,333
Goodwill	5,870	3,982
Other intangible assets	1,929	1,557
Deferred income taxes & other assets	996	791

	$16,967	$13,430

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$1,096	$825
Current portion of long-term debt	345	160
Accounts payable	1,424	1,170
Accrued compensation	365	355
Other current liabilities	1,272	1,149

	4,502	3,659

Long-term debt	2,921	2,432
Pension liabilities	875	681
Other postretirement liabilities	764	772
Other long-term liabilities & deferred income taxes	926	714
Shareholders’ equity	6,979	5,172

	$16,967	$13,430

See accompanying notes.

EATON CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30
(Millions)	2008	2007
Net cash provided by (used in) operating activities
Net income	$895	$738
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation & amortization	435	344
Pension liabilities	47	150
Gain on sales of businesses	(14)	(41)
Changes in working capital, excluding acquisitions & sales of businesses	(364)	(185)
Voluntary contributions to United States & United Kingdom qualified pension plans	(8)	(171)
Other-net	(199)	(102)

	792	733

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(338)	(228)
Cash paid for acquisitions of businesses	(2,707)	(794)
Proceeds from sales of businesses	18	119
Sales (purchases) of short-term investments-net	181	162
Other-net	(63)	(30)

	(2,909)	(771)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months
Proceeds	1,347	1,311
Payments	(792)	(888)
Borrowings with original maturities of less than three months-net, primarily commercial paper	359	31
Cash dividends paid	(238)	(188)
Proceeds from issuance of Common Shares	1,522
Proceeds from exercise of employee stock options	44	130
Income tax benefit from exercise of employee stock options	13	39
Purchase of Common Shares	(99)	(340)

	2,156	95

Total increase (decrease) in cash	39	57
Cash at the beginning of the year	142	114

Cash at the end of the period	$181	$171

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Millions of dollars unless indicated otherwise (per share data assume dilution)
PREPARATION OF FINANCIAL STATEMENTS
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
Certain amounts for 2007 have been reclassified to conform to the current year presentation.
DISCONTINUED OPERATIONS
In the third quarter of 2007, Eaton sold the Mirror Controls Division of the Automotive segment for $111, resulting in a $20 after-tax gain, or $.12 per Common Share. The gain on the sale of this business and other operating results are reported as Discontinued operations in the Statements of Consolidated Income.
ACQUISITIONS OF BUSINESSES
In 2008 and 2007, Eaton acquired certain businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales
Engine Valves Business of Kirloskar Oil Engines Ltd. An India-based designer, manufacturer and distributor of intake and exhaust valves for diesel and gasoline engines	July 31, 2008	Automotive	$5 for 2007

The Moeller Group A Germany-based supplier of electrical components for commercial and residential building applications and industrial controls for industrial equipment applications	April 4, 2008	Electrical	€1.02 billion for 2007

Balmen Electronic, S.L. A Spain-based distributor and service provider of uninterruptible power supply (UPS) systems	March 31, 2008	Electrical	$6 for 2007

Phoenixtec Power Company Ltd. A Taiwan-based manufacturer of single and three-phase uninterruptible power supply (UPS) systems	February 26, 2008	Electrical	$515 for 2007

Arrow Hose & Tubing Inc. A Canada-based manufacturer of thermoplastic hose and tubing for the industrial, food and beverage, and agricultural markets	November 8, 2007	Hydraulics	$12 for 2006

	Date of	Business
Acquired business	acquisition	segment	Annual sales
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
On October 2, 2008, Eaton acquired Integ Holdings Limited, the parent company of Integrated Hydraulics Ltd., a U.K.-based manufacturer of screw-in cartridge valves, custom-engineered hydraulic valves and manifold systems. The company employs approximately 290 people and will be reported as part of the Hydraulics business segment.
The allocation of the purchase prices for acquisitions in 2008, and the MGE small systems UPS business and the Babco Electric Group in 2007, are not final and may be subsequently adjusted based on final purchase price allocation reports and other information.
Pro Forma Results of Continuing Operations
In 2008, Eaton acquired Moeller and Phoenixtec. In 2007, Eaton acquired Argo-Tech and the MGE small systems UPS business. Unaudited pro forma results of continuing operations for the first nine months of 2008 and 2007, as if Eaton, Moeller, Phoenixtec, Argo-Tech and the MGE small systems UPS business had been consolidated as of the beginning of those periods, follow. The pro forma results include estimates and assumptions, which Eaton’s management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integrations of these businesses, and, accordingly, are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the date indicated. These pro forma results do not include businesses acquired in 2008 and 2007 that were immaterial.

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Net sales	$4,114	$3,834	$12,366	$11,204
Income from continuing operations	315	240	909	700
Net income from continuing operations per Common Share
Assuming dilution	$1.87	$1.60	$5.65	$4.66
Basic	$1.90	$1.64	$5.74	$4.75
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

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2008	659	$27	$12	$39
Liabilities recorded in 2008	50	1	1	2
Utilized in 2008	(404)	(13)	(3)	(16)

Balance at September 30, 2008	305	$15	$10	$25

ACQUISITION INTEGRATION CHARGES & PLANT CLOSINGS
Acquisition Charges
In 2008 and 2007, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recorded as expense as incurred. A summary of these charges follows:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Electrical	$14	$4	$24	$8
Hydraulics	1	2	4	9
Aerospace	4	11	17	27
Automotive	1	1	3	1
Corporate	1		3

Pretax charges	$21	$18	$51	$45

After-tax charges	$14	$11	$34	$29
Per Common Share	$.08	$.08	$.21	$.20
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
Summary of Acquisition Integration & Plant Closing Charges
A summary of acquisition integration charges recorded in 2008, and remaining liabilities related to acquisition integration charges and Excel 07 plant closing charges recorded in prior years, follows:

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2008	563	$14	$1	$15
Liabilities recorded in 2008	48	2	52	54
Utilized in 2008	(341)	(8)	(52)	(60)

Balance at September 30, 2008	270	$8	$1	$9

Subsequent Event — Plant Closing
On October 20, 2008, Eaton announced that, following consultations with employee representatives, it has determined to close its automotive engine valve lifters manufacturing plant in Massa, Italy, by the end of 2008. There will be approximately 355 employees affected by the closure decision. The action was taken to better align manufacturing capacity with future industry demand and to improve the competitive position of the valve actuation business. Aggregate estimated pretax charges associated with this closure (except for the cost of severance, which is subject to negotiation with the employee representatives) are expected to be approximately $10, which will be recognized in the fourth quarter of 2008, when management approved this action. These costs consist of charges of $6 for the write-down of fixed assets and $4 for other costs. Additional costs are estimated to consist of $11 for legally required statutory severance and any additional negotiated severance.
FINANCING OF THE ACQUISITIONS OF PHOENIXTEC & THE MOELLER GROUP
In February 2008, Eaton borrowed $250 under a 364-day $3.0 billion revolving credit agreement to partially finance the acquisition of Phoenixtec. In April 2008, Eaton borrowed €1.33 billion under the revolving credit agreement to finance the acquisition of The Moeller Group.
In April and May 2008, Eaton sold 18.678 million of its Common Shares in a public offering, resulting in net cash proceeds of $1.522 billion. In May 2008, Eaton issued $300 of 4.9% notes due in 2013 and $450 of 5.6% notes due in 2018. The cash proceeds from the sale of the Common Shares and from the issuance of the notes were used to repay borrowings incurred to fund the acquisitions of Moeller and Phoenixtec, and to repay commercial paper issued under the backstop provided by the $3.0 billion revolving credit agreement. Subsequently, in May 2008 Eaton terminated the $3.0 billion revolving credit agreement.
LONG-TERM DEBT
In May 2008, Eaton issued $300 of 4.9% notes due in 2013 and $450 of 5.6% notes due in 2018. These notes refinanced a portion of the short-term debt issued to acquire Moeller and Phoenixtec in 2008.
In May 2008, Eaton entered into a new $500 revolving credit facility. This facility replaced two existing facilities totaling $300 that expired in May 2008. The new facility increases Eaton’s United States long-term revolving credit facilities with banks to $1.7 billion, of which $700 expire in 2010, $500 in 2011 and $500 in 2013.

RETIREMENT BENEFIT PLANS EXPENSE
The components of retirement benefit cost for continuing operations follow:

	Three months ended September 30
			Other
			postretirement
	Pension benefits		benefits
	2008	2007	2008	2007
Service cost	$(34)	$(37)	$(3)	$(3)
Interest cost	(50)	(41)	(13)	(12)
Expected return on plan assets	51	45
Amortization	(12)	(19)	(2)	(3)

	(45)	(52)	(18)	(18)
Settlement loss	(7)	(11)

	$(52)	$(63)	$(18)	$(18)

	Nine months ended September 30
			Other
			postretirement
	Pension benefits		benefits
	2008	2007	2008	2007
Service cost	$(109)	$(112)	$(11)	$(10)
Interest cost	(129)	(122)	(37)	(35)
Expected return on plan assets	133	134
Amortization	(31)	(56)	(8)	(10)

	(136)	(156)	(56)	(55)
Curtailment loss		(1)
Settlement loss	(27)	(31)

	$(163)	$(188)	$(56)	$(55)

Income Taxes
The effective income tax rates for continuing operations for the third quarter and the first nine months of 2008 were 11.0% and 10.3%, respectively, compared to 9.4% and 9.5% for the same periods in 2007.
Under FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, for each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.
COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) follow:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Net income	$315	$258	$895	$738
Foreign currency translation	(561)	86	(409)	166
Pensions & other postretirement benefits	20	12	53	44
Other	(20)	(1)	(9)	6

Comprehensive income (loss)	$(246)	$355	$530	$954

INVENTORIES
The components of inventories follow:

	September 30,	December 31,
	2008	2007
Raw materials	$741	$674
Work-in-process & finished goods	1,172	917

Inventories at FIFO	1,913	1,591
Excess of FIFO over LIFO cost	(118)	(108)

	$1,795	$1,483

NET INCOME PER COMMON SHARE
A summary of the calculation of net income per Common Share assuming dilution and basic follows:

	Three months ended		Nine months ended
	September 30		September 30
(Shares in millions)	2008	2007	2008	2007
Income from continuing operations	$315	$238	$892	$707
Income from discontinued operations		20	3	31

Net income	$315	$258	$895	$738

Average number of Common Shares outstanding assuming dilution	168.4	150.4	160.8	150.2
Less dilutive effect of stock options	2.2	3.4	2.4	2.9

Average number of Common Shares outstanding basic	166.2	147.0	158.4	147.3

Net income per Common Share assuming dilution
Continuing operations	$1.87	$1.59	$5.55	$4.71
Discontinued operations		.12	.02	.20

	$1.87	$1.71	$5.57	$4.91

Net income per Common Share basic
Continuing operations	$1.90	$1.62	$5.63	$4.80
Discontinued operations		.13	.02	.21

	$1.90	$1.75	$5.65	$5.01

During the first nine months of 2008 and 2007 Eaton repurchased 1.420 million and 4.092 million Common Shares, respectively, in the open market at a cost of $100 in 2008 and $340 in 2007.
FINANCIAL ASSETS & LIABILITIES MEASURED AT FAIR VALUE
In the first quarter of 2008, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on Eaton’s consolidated financial position or results of operations. A summary of financial assets and liabilities that were measured at fair value at September 30, 2008, follows:

		Fair value measurement used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$282	$282
Foreign currency forward exchange contracts	35		$35
Commodity contracts	(18)		(18)
Cross currency interest rate swaps	(2)		(2)
Fixed-to-floating interest rate swaps	16		16
Long-term debt converted to floating interest rates by interest rate swaps	(16)		(16)

	$297	$282	$15	$0

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

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Net sales
Electrical	$1,941	$1,221	$5,184	$3,463
Hydraulics	638	597	1,990	1,790
Aerospace	469	418	1,365	1,175
Truck	620	541	1,812	1,615
Automotive	446	521	1,538	1,616

	$4,114	$3,298	$11,889	$9,659

Operating profit
Electrical	$259	$156	$669	$415
Hydraulics	71	61	241	195
Aerospace	75	61	207	161
Truck	95	95	274	277
Automotive	18	51	115	183

Corporate
Amortization of intangible assets	(42)	(19)	(109)	(54)
Interest expense-net	(37)	(37)	(119)	(108)
Minority interest	(3)	(4)	(10)	(9)
Pension & other postretirement benefit expense	(36)	(42)	(109)	(123)
Stock option expense	(7)	(8)	(22)	(22)
Contribution to Eaton Charitable Fund		(16)		(16)
Other corporate expense—net	(39)	(35)	(143)	(117)

Income from continuing operations before income taxes	354	263	994	782
Income taxes	39	25	102	75

Income from continuing operations	315	238	892	707
Income from discontinued operations		20	3	31

Net income	$315	$258	$895	$738

Identifiable assets of the Electrical segment increased by approximately $1,057 in the first nine months of 2008 as a result of the acquisitions of Moeller and Phoenixtec.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
Millions of dollars unless indicated otherwise (per share data assume dilution)
OVERVIEW OF EATON
Eaton Corporation is a diversified power management company with 2007 sales of $13 billion. Eaton is a global technology leader in electrical systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has 82,000 employees and sells products to customers in more than 150 countries.
The principal markets for the Electrical segment are industrial, non-residential and residential construction, commercial, government, institutional, and telecommunications customers. These customers are generally concentrated in North America, Europe and Asia/Pacific; however, sales are made globally. Sales are made directly and indirectly through distributors and manufacturers representatives to these customers. The principal markets for the Hydraulics segment are original equipment manufacturers and after-market customers of off-highway and industrial equipment as well as equipment and systems used in oil and gas, fine chemicals, mining, metal forming, and food and beverage applications. These manufacturers and other customers are located globally, and these products are sold and serviced through a variety of channels. The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers. These manufacturers and other customers are located globally, and these products are sold and serviced through a variety of channels. The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks and passenger cars. These manufacturers and other customers are located globally, and most sales of these products are made directly to these customers.
HIGHLIGHTS OF RESULTS FOR 2008
In the third quarter of 2008, Eaton posted sales that grew 25% over the third quarter of 2007 and were a third quarter record. Net income and net income per Common Share grew 22% and 9% in the third quarter of 2008 over the third quarter of 2007, respectively. Results for the third quarter of 2008 improved over the third quarter of 2007 despite the negative effect of the turmoil in the world credit markets on Eaton’s end markets. The growth in financial results in the third quarter of 2008 was due in part to Eaton’s improved business and geographic balance which has allowed Eaton to grow despite downturns in certain end markets. Sales and operating profits for the Electrical, Hydraulics, and Aerospace business segments all increased in the third quarter of 2008 compared to the third quarter of 2007. Sales of the Truck segment increased in the third quarter of 2008 compared to the third quarter of 2007 and operating profit in 2008 was even with the third quarter of 2007. Sales, operating profit and return on sales for the Electrical segment in the third quarter of 2008 were all-time quarterly records, and sales and operating profit for the Hydraulics and Aerospace segments were third quarter records.

	Three months ended September 30			Nine months ended September 30
	2008	2007	Increase	2008	2007	Increase
Continuing operations
Net sales	$4,114	$3,298	25%	$11,889	$9,659	23%
Gross profit	1,150	917	25%	3,324	2,705	23%
Percent of net sales	28.0%	27.8%		28.0%	28.0%
Income before income taxes	354	263	35%	994	782	27%
Income after income taxes	$315	$238	32%	$892	$707	26%
Income from discontinued operations		20		3	31

Net income	$315	$258	22%	$895	$738	21%

Net income per Common Share assuming dilution
Continuing operations	$1.87	$1.59	18%	$5.55	$4.71	18%
Discontinued operations		.12		.02	.20

	$1.87	$1.71	9%	$5.57	$4.91	13%

Sales growth of 25% in the third quarter of 2008 over the third quarter of 2007 consisted of 19% from acquisitions of businesses within the last year, 4% from organic growth, and 2% from foreign exchange. Acquisitions of businesses included The Moeller Group, acquired in April 2008; Phoenixtec, acquired in February 2008; and the MGE small systems UPS business, acquired in October 2007, all of which are included in the Electrical segment. These acquisitions further expanded the proportion of Eaton’s sales outside of the United States. Organic growth included 2% from growth in end markets and 2% from outgrowing end markets.
The increase in sales for the third quarter of 2008 over the third quarter of 2007 was primarily due to the acquisitions of businesses and growing end markets for the Electrical, Hydraulics, Aerospace, and Truck segments. These improvements in end markets were partially offset by weakness in end markets for the Automotive segment. Sales in the first nine months of 2008 increased 23% over the first nine months of 2007 primarily due to the same factors as in the third quarter of 2008, and also reflected sales of the Argo-Tech aerospace business, acquired in March 2007.
Gross profit increased 25% in the third quarter of 2008 over the third quarter of 2007. This increase was primarily due to sales growth of 25%, the benefits of integrating acquired businesses, and continued productivity improvements driven by the Eaton Business System (EBS). These increases in gross profit were partially offset by the impact of rising prices for raw materials, supplies and other commodities. The 23% increase in gross profit for the first nine months of 2008 over the first nine months of 2007 was primarily due to the same factors as in the third quarter of 2008.
Net income in the third quarter of 2008 increased 22% over the third quarter of 2007. The increase was primarily due to higher sales and the other factors that affected gross profit discussed above, partially offset by increases in selling, administrative, research and development expenses. In addition, a $20 after-tax gain on the sale of the Mirror Controls business was included in income from discontinued operations in the third quarter of 2007. Net income per Common Share in the third quarter of 2008 increased 9% over the third quarter of 2007 due to the factors that affected net income discussed above, partially offset by the effect of the sale of 18.678 million Common Shares in a public offering in April and May 2008. The increases of 21% in net income and 13% in net income per share for the first nine months of 2008 over the first nine months of 2007 were primarily due to the same factors as in the third quarter of 2008.
In 2008, Eaton acquired certain businesses in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales
Engine Valves Business of Kirloskar Oil Engines Ltd. An India-based designer, manufacturer and distributor of intake and exhaust valves for diesel and gasoline engines	July 31, 2008	Automotive	$5 for 2007

The Moeller Group A Germany-based supplier of electrical components for commercial and residential building applications and industrial controls for industrial equipment applications	April 4, 2008	Electrical	€1.02 billion for 2007

Balmen Electronic, S.L. A Spain-based distributor and service provider of uninterruptible power supply (UPS) systems	March 31, 2008	Electrical	$6 for 2007

Phoenixtec Power Company Ltd. A Taiwan-based manufacturer of single and three-phase uninterruptible power supply (UPS) Systems	February 26, 2008	Electrical	$515 for 2007
On October 2, 2008 Eaton acquired Integ Holdings Limited, the parent company of Integrated Hydraulics Ltd., a U.K.-based manufacturer of screw-in cartridge valves, custom-engineered hydraulic valves and manifold systems. The company employs approximately 290 people and will be reported as part of the Hydraulics business segment.

In February 2008, Eaton borrowed $250 under a 364-day $3.0 billion revolving credit agreement to partially finance the acquisition of Phoenixtec. In April 2008, Eaton borrowed €1.33 billion under the revolving credit agreement to finance the acquisition of Moeller. In order to refinance debt that was issued to partially fund these acquisitions, Eaton sold 18.678 million of its Common Shares in a public offering in April and May 2008, resulting in net cash proceeds of $1.522 billion. In May 2008, Eaton issued $300 of 4.9% notes due in 2013 and $450 of 5.6% notes due in 2018. The cash proceeds from the sale of the Common Shares and from the issuance of the notes were used to repay borrowings incurred to fund the acquisitions of Moeller and Phoenixtec, and to repay commercial paper issued under the backstop provided by the $3.0 billion revolving credit agreement. Subsequently, in May 2008 Eaton terminated the $3.0 billion revolving credit agreement.
Total debt of $4,362 at September 30, 2008 increased $945 from $3,417 at year-end 2007. The increase in total debt included the issuance of $750 of long-term notes and $956 of commercial paper and other borrowings, partially offset by the repayment of $792 of notes, commercial paper and other debt. The increase in total debt largely resulted from funding the acquisitions of Moeller, Phoenixtec, and other businesses in 2008 for $2,707, offset by cash proceeds of $1,522 from the sale of 18.678 million Common Shares in the second quarter of 2008, the issuance of $750 of long-term notes, and from other borrowings to fund working capital and other requirements. These actions allowed Eaton to finish the third quarter of 2008 with net-debt-to-capital ratios about the same as those prior to completing the acquisitions of Moeller and Phoenixtec. The net-debt-to-capital ratio was 35.8% at September 30, 2008 compared to 34.9% at year-end 2007, reflecting the combined effect during 2008 of the $945 increase in total debt, the $183 decrease in cash and short-term investments, and the $1,807 increase in Shareholders’ equity, which resulted principally from the sale of Common Shares in the second quarter and from net income of $895 for the first nine months of 2008.
Net cash provided by operating activities in the first nine months of 2008 was $792 compared to $733 in the first nine months of 2007, an increase of $59. The increase was primarily due to higher net income of $157 and a decrease in contributions to pension plans of $67, partially offset by a net increase of $179 in working capital funding. Cash and short-term investments totaled $463 at September 30, 2008, down $183 from $646 at year-end 2007.
Net working capital of $1,085 at September 30, 2008 compared to $1,108 at year-end 2007, or a net reduction of $23. The change in net working capital was primarily due to the $637 increase in accounts receivable and the $312 increase in inventories in the first nine months of 2008, partially offset by the $271 increase in short-term debt and the $333 increase in accounts payable and certain other working capital accounts, resulting from the acquisitions of Moeller and Phoenixtec and higher levels of sales and operations. The net increase in these working capital accounts was partially offset by the $185 increase in current portion of long-term debt, and cash and short-term investments that decreased $183. The current ratio was 1.24 at September 30, 2008 and 1.30 at year-end 2007.
In light of its strong results and future prospects, on January 21, 2008 Eaton increased the quarterly dividend on its Common Shares by 16%, from $.43 per share to $.50 per share, effective for the February 2008 dividend. This is the fourth dividend increase within the last three years, reflecting Eaton’s philosophy of growing its dividend in line with its long-term growth in earnings.
As of mid-October 2008, Eaton anticipates overall end market growth in the fourth quarter of 2008 to be flat with the prior year, a reduction from its previous expectation, as a result of the impact of the turmoil in world credit markets on Eaton’s end markets. Eaton anticipates net income per Common Share in the fourth quarter of 2008 to be between $1.55 and $1.65 per share, after acquisition integration charges of $.15 per share. For the full year of 2008, due to the reduction in expectations for end market growth, Eaton expects earnings per share for 2008 to be between $7.10 and $7.20 per share, after acquisition integration charges of $.35 per share.

RESULTS OF OPERATIONS — 2008 COMPARED TO 2007

	Three months ended September 30			Nine months ended September 30
	2008	2007	Increase	2008	2007	Increase
Continuing operations
Net sales	$4,114	$3,298	25%	$11,889	$9,659	23%
Gross profit	1,150	917	25%	3,324	2,705	23%
Percent of net sales	28.0%	27.8%		28.0%	28.0%
Income before income taxes	354	263	35%	994	782	27%
Income after income taxes	$315	$238	32%	$892	$707	26%
Income from discontinued operations		20		3	31

Net income	$315	$258	22%	$895	$738	21%

Net income per Common Share assuming dilution
Continuing operations	$1.87	$1.59	18%	$5.55	$4.71	18%
Discontinued operations		.12		.02	.20

	$1.87	$1.71	9%	$5.57	$4.91	13%

Sales growth of 25% in the third quarter of 2008 over the third quarter of 2007 consisted of 19% from acquisitions of businesses within the last year, 4% from organic growth, and 2% from foreign exchange. Acquisitions of businesses included The Moeller Group, acquired in April 2008; Phoenixtec, acquired in February 2008; and the MGE small systems UPS business, acquired in October 2007, all of which are included in the Electrical segment. These acquisitions further expanded the proportion of Eaton’s sales outside of the United States. Organic growth included 2% from growth in end markets and 2% from outgrowing end markets.
The increase in sales for the third quarter of 2008 over the third quarter of 2007 was primarily due to the acquisitions of businesses and growing end markets for the Electrical, Hydraulics, Aerospace and Truck segments. These improvements in end markets were partially offset by weakness in end markets for the Automotive segment. Sales in the first nine months of 2008 increased 23% over the first nine months of 2007 primarily due to the same factors as in the third quarter of 2008, and also reflected sales of the Argo-Tech aerospace business, acquired in March 2007.
Gross profit increased 25% in the third quarter of 2008 over the third quarter of 2007. This increase was primarily due to sales growth of 25%, the benefits of integrating acquired businesses, and continued productivity improvements driven by the Eaton Business System (EBS). These increases in gross profit were partially offset by the impact of rising prices for raw materials, supplies and other commodities. The 23% increase in gross profit for the first nine months of 2008 over the first nine months of 2007 was primarily due to the same factors as in the third quarter of 2008.
OTHER RESULTS OF OPERATIONS
In 2008 and 2007, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recorded as expense as incurred. A summary of these charges follows:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Electrical	$14	$4	$24	$8
Hydraulics	1	2	4	9
Aerospace	4	11	17	27
Automotive	1	1	3	1
Corporate	1		3

Pretax charges	$21	$18	$51	$45

After-tax charges	$14	$11	$34	$29
Per Common Share	$.08	$.08	$.21	$.20

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
The effective income tax rates for continuing operations for the third quarter and the first nine months of 2008 were 11.0% and 10.3%, respectively, compared to 9.4% and 9.5% for the same periods in 2007.
Net income in the third quarter of 2008 increased 22% over the third quarter of 2007. The increase was primarily due to higher sales and the other factors that affected gross profit discussed above, partially offset by increases in selling, administrative, research and development expenses. In addition, a $20 after-tax gain on the sale of the Mirror Controls business was included in income from discontinued operations in the third quarter of 2007. Net income per Common Share in the third quarter of 2008 increased 9% over the third quarter of 2007 due to the factors that affected net income discussed above, partially offset by the effect of the sale of 18.678 million Common Shares in a public offering in April and May 2008. The increases of 21% in net income and 13% in net income per share for the first nine months of 2008 over the first nine months of 2007 were primarily due to the same factors as in the third quarter of 2008.
RESULTS BY BUSINESS SEGMENT
Electrical

	Three months ended September 30			Nine months ended September 30
	2008	2007	Increase	2008	2007	Increase
Net sales	$1,941	$1,221	59%	$5,184	$3,463	50%
Operating profit	259	156	66%	669	415	61%
Operating margin	13.3%	12.8%		12.9%	12.0%
Sales of the Electrical segment reached record levels in the third quarter of 2008. The 59% increase in sales over the third quarter of 2007 consisted of 51% from acquisitions of businesses within the past 12 months, primarily Moeller, Phoenixtec and the MGE small systems UPS business, and 8% from organic growth. End markets for the Electrical segment grew about 4% during the third quarter of 2008 compared to the third quarter of 2007. U.S. markets grew 3% in the third quarter of 2008 and non-U.S. markets grew 4% in the quarter. Sales for the first nine months of 2008 increased 50% over the first nine months of 2007 primarily due to the same factors as in the third quarter of 2008. Despite current economic difficulties, the global electrical distribution and control markets and electrical power quality markets have held up well, although there are early indications that markets are beginning to slow. As a result, Eaton expects end market growth in the Electrical segment in the fourth quarter of 2008 to be closer to 2%.
Operating profit rose 66% in the third quarter of 2008 over the third quarter of 2007, and operating margin rose to 13.3% both of which were records for this segment. The increase in operating profit was largely due to growth in sales, results of acquired businesses, and continued productivity improvements. Operating profit was reduced by acquisition integration charges of $14 in the third quarter of 2008 compared to charges of $4 in the third quarter of 2007, which reduced the operating margin by 0.8% and 0.3% in 2008 and 2007, respectively. Acquisition integration charges in 2008 primarily related to Moeller, Phoenixtec, the MGE small systems UPS business, and Senyuan. Charges in 2007 related to Senyuan and Powerware. The incremental operating margin for the third quarter of 2008 (the increase in operating profit compared to the increase in sales) was 14%. The operating margin for acquired businesses for the third quarter of 2008 was 15%.
Operating profit for the first nine months of 2008 increased 61% over the first nine months of 2007 primarily due to the same factors as in the third quarter of 2008. Operating profit was reduced by acquisition integration charges of $24 in the first nine months of 2008 compared to charges of $8 in the first nine months of 2007, which reduced operating margin by 0.5% and 0.2% in 2008 and 2007, respectively.

On April 4, 2008, Eaton acquired The Moeller Group, a Germany-based business which is a leading supplier of electrical components for commercial and residential building applications and industrial controls for industrial equipment applications. This business had sales of €1.02 billion for 2007.
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
Hydraulics

	Three months ended September 30			Nine months ended September 30
	2008	2007	Increase	2008	2007	Increase
Net sales	$638	$597	7%	$1,990	$1,790	11%
Operating profit	71	61	16%	241	195	24%
Operating margin	11.1%	10.2%		12.1%	10.9%
Sales of the Hydraulics segment in the third quarter of 2008 increased 7% over the third quarter of 2007 and were a new third quarter record. The 7% increase in sales consisted of 4% from organic growth and 3% from foreign exchange. Global hydraulics markets grew 3% in the third quarter of 2008 compared to the third quarter of 2007 with U.S. markets up 3% and non-U.S. markets up just under 4%. Sales for the first nine months of 2008 increased 11% over the first nine months of 2007 primarily due to the same factors as in the third quarter of 2008. Eaton anticipates that the rate of growth in global hydraulics markets in the fourth quarter of 2008 will be lower than in the third quarter, but still remain positive.
Operating profit rose 16% in the third quarter of 2008 over the third quarter of 2007, and operating margin increased to 11.1%. The increase in operating profit was due to growth in sales, benefits of integrating acquired businesses, and an overall improvement in operating efficiencies. Operating profit was reduced by acquisition integration charges of $1 in the third quarter of 2008 compared to charges of $2 in the third quarter of 2007, which reduced the operating margin by 0.2% and 0.3% in 2008 and 2007, respectively. Acquisition integration charges in 2008 primarily related to Ronningen-Petter, Synflex and Hayward. Charges in 2007 largely related to Synflex, Hayward and Walterscheid. The incremental operating margin for the third quarter of 2008 was 24%.
Operating profit for the first nine months of 2008 increased 24% over the first nine months of 2007 primarily due to the same factors as in the third quarter of 2008. Operating profit was reduced by acquisition integration charges of $4 in the first nine months of 2008 compared to charges of $9 in the first nine months of 2007, which reduced operating margin by 0.2% and 0.5% in 2008 and 2007, respectively.
On October 2, 2008 Eaton acquired Integ Holdings Limited, the parent company of Integrated Hydraulics Ltd., a U.K.-based manufacturer of screw-in cartridge valves, custom-engineered hydraulic valves and manifold systems. The company employs approximately 290 people.
Aerospace

	Three months ended September 30			Nine months ended September 30
	2008	2007	Increase	2008	2007	Increase
Net sales	$469	$418	12%	$1,365	$1,175	16%
Operating profit	75	61	23%	207	161	29%
Operating margin	16.0%	14.6%		15.2%	13.7%
Sales of the Aerospace segment in the third quarter of 2008 increased 12% over the third quarter of 2007 and were a new third quarter record. The 12% increase in sales consisted of 13% from organic growth offset by a decrease of 1% from foreign exchange. Aerospace markets in the third quarter of 2008 grew 2%. Non-U.S. markets are estimated to have grown 15%, driven by strong deliveries by Airbus, while U.S. markets declined 5%, driven by a significant decline in shipments of new aircraft from Boeing as a result of the strike and a reduction in the size of commercial airline fleets. Sales for the first nine months of 2008 increased 16% over the first nine months of 2007 primarily due to the same factors as in the third quarter of 2008, and also reflected sales of Argo-Tech, which was acquired in the first quarter of 2007. Eaton anticipates the global aerospace market will grow 2% in the fourth quarter of 2008.

Operating profit rose 23% in the third quarter of 2008 over the third quarter of 2007. The increase in operating profit was due to growth in sales, benefits of integrating acquired businesses, and an overall improvement in operating efficiencies. Operating profit was reduced by acquisition integration charges of $4 in the third quarter of 2008 compared to charges of $11 in the third quarter of 2007, which reduced the operating margin by 0.9% and 2.6% in 2008 and 2007, respectively. Acquisition integration charges in 2008 primarily related to Argo-Tech, PerkinElmer and Cobham. Charges in 2007 largely related to PerkinElmer and Cobham. The incremental operating margin for the third quarter of 2008 was 28%.
Operating profit for the first nine months of 2008 increased 29% over the first nine months of 2007 primarily due to the same factors as in the third quarter of 2008. Operating profit was reduced by acquisition integration charges of $17 in the first nine months of 2008 compared to charges of $27 in the first nine months of 2007, which reduced operating margin by 1.3% and 2.3% in 2008 and 2007, respectively.
Truck

	Three months ended September 30			Nine months ended September 30
						Increase
	2008	2007	Increase	2008	2007	(Decrease)
Net sales	$620	$541	15%	$1,812	$1,615	12%
Operating profit	95	95	0%	274	277	(1)%
Operating margin	15.3%	17.6%		15.1%	17.2%
Sales of the Truck segment increased 15% in the third quarter of 2008 over the third quarter of 2007. The 15% increase in sales consisted of 10% from organic growth and 5% from foreign exchange. Truck markets in the third quarter of 2008 were up 6% over the third quarter of 2007, with U.S. markets up 3% and non-U.S. markets up 11%. Production of North American heavy-duty trucks in the third quarter of 2008 totaled 51,000 units, a decrease of about 12% from the second quarter of 2008. Sales in the first nine months of 2008 increased 12% over the first nine months of 2007 primarily due to the same factors as in the third quarter of 2008. Eaton expects that production of North American heavy-duty trucks in the fourth quarter of 2008 will decline further from the third quarter of 2008. As a result, it now estimates that full-year North American heavy-duty truck production will total 200,000 to 205,000 units. The lower volumes in the North American heavy-duty truck market are expected to be offset somewhat by continued strength in the Brazilian vehicle and agricultural equipment markets.
Operating profit of $95 in the third quarter of 2008 was the same as the third quarter of 2007 and this segment achieved an operating margin of 15.3% in the third quarter of 2008. Operating profit in the first nine months of 2008 decreased 1% from the first nine months of 2007 and the operating margin was 15.1%.
Automotive

	Three months ended September 30			Nine months ended September 30
	2008	2007	(Decrease)	2008	2007	(Decrease)
Net sales	$446	$521	(14)%	$1,538	$1,616	(5)%
Operating profit	18	51	(65)%	115	183	(37)%
Operating margin	4.0%	9.8%		7.5%	11.3%
The 14% decrease in sales of the Automotive segment in the third quarter of 2008 from the third quarter of 2007 reflected an 18% decrease in sales volume, partially offset by a 4% increase from foreign exchange. In the third quarter of 2008, global automotive markets declined 6% compared to the third quarter of 2007, with U.S. markets down 17% and non-U.S. markets up 2%. The North American markets were weak throughout the third quarter of 2008, and Europe, Brazil and China weakened dramatically toward the end of the quarter. Traditionally sales for this segment are lower in the third quarter than in the second quarter as a result of the normal seasonal pattern of automotive industry production. Sales for the first nine months of 2008 decreased 5% compared to the first nine months of 2007 primarily due to the same factors as in the third quarter of 2008. In addition, the strike at a major U.S. automotive supplier was not fully resolved until very late in the second quarter of 2008, further reducing automotive production in the U.S. in the first half of 2008. For the balance of the year, Eaton anticipates conditions in the U.S. and Europe to weaken further. In developing countries, it also expects modestly slower growth.

Operating profit decreased 65% in the third quarter of 2008 from the third quarter of 2007, largely due to the decline in sales volume and changes in product mix. The sharp slowdown in end markets in the third quarter of 2008, as well as continued shifts in mix to smaller vehicles in the U.S., impacted operating profit in the quarter. Operating profit was reduced by acquisition integration charges of $1 in the third quarters of 2008 and 2007, which reduced operating margin by 0.2% in 2008 and 2007.
Operating profit in the first nine months of 2008 decreased 37% from the first nine months of 2007 primarily due to the same factors as in third quarter of 2008. Operating profit was reduced by acquisition integration charges of $3 in the first nine months of 2008 and $1 in the first nine months of 2007, which reduced operating margin by 0.2% and 0.1% in 2008 and 2007, respectively.
On July 31, 2008, Eaton acquired the engine valves business of Kirloskar Oil Engines Ltd. This India-based company, which had sales of $5 in 2007, designs, manufactures and sells intake and exhaust valves for diesel and gasoline engines.
On October 20, 2008, Eaton announced that, following consultations with employee representatives, it has determined to close its automotive engine valve lifters manufacturing plant in Massa, Italy, by the end of 2008. There will be approximately 355 employees affected by the closure decision. The action was taken to better align manufacturing capacity with future industry demand and to improve the competitive position of the valve actuation business. Aggregate estimated pretax charges associated with this closure (except for the cost of severance, which is subject to negotiation with the employee representatives) are expected to be approximately $10, which will be recognized in the fourth quarter of 2008, when management approved this action. These costs consist of charges of $6 for the write-down of fixed assets and $4 for other costs. Additional costs are estimated to consist of $11 for legally required statutory severance and any additional negotiated severance.
Corporate
Amortization of intangible assets was $42 for the third quarter of 2008 and $109 for the first nine months of 2008, an increase from $19 and $54 over the same periods in 2007, due to amortization of intangible assets associated with recently acquired businesses.
Interest expense was $37 for the third quarter of 2008 and $119 for the first nine months of 2008 compared to $37 and $108 for the same periods in 2007. The increase for the first nine months of 2008 was primarily due to borrowings to finance recently acquired businesses.
Other corporate expense-net of $39 for the third quarter of 2008 and $143 for the first nine months of 2008 increased from $35 and $117 for the same periods in 2007, primarily due to the amortization of purchase price accounting adjustments related to the fair value of inventories of acquired businesses, principally Moeller, in the first nine months of 2008. Results for the third quarter of 2007 and the first nine months of 2007 also reflected a contribution of $16 to the Eaton Charitable Fund.
CHANGES IN FINANCIAL CONDITION DURING 2008
Net working capital of $1,085 at September 30, 2008 compared to $1,108 at year-end 2007, or a net reduction of $23. The change in net working capital was primarily due to the $637 increase in accounts receivable and the $312 increase in inventories in the first nine months of 2008, partially offset by the $271 increase in short-term debt and the $333 increase in accounts payable and certain other working capital accounts, resulting from the acquisitions of Moeller and Phoenixtec and higher levels of sales and operations. The net increase in these working capital accounts was partially offset by the $185 increase in current portion of long-term debt, and cash and short-term investments that decreased $183. The current ratio was 1.24 at September 30, 2008 and 1.30 at year-end 2007.
Net cash provided by operating activities in the first nine months of 2008 was $792 compared to $733 in the first nine months of 2007, an increase of $59. The increase was primarily due to higher net income of $157 and a decrease in contributions to pension plans of $67, partially offset by a net increase of $179 in working capital funding. Cash and short-term investments totaled $463 at September 30, 2008, down $183 from $646 at year-end 2007.

In February 2008, Eaton borrowed $250 under a 364-day $3.0 billion revolving credit agreement to partially finance the acquisition of Phoenixtec. In April 2008, Eaton borrowed €1.33 billion under the revolving credit agreement to finance the acquisition of Moeller. In order to refinance debt that was issued to partially fund these acquisitions, Eaton sold 18.678 million of its Common Shares in a public offering in April and May 2008, resulting in net cash proceeds of $1.522 billion. In May 2008, Eaton issued $300 of 4.9% notes due in 2013 and $450 of 5.6% notes due in 2018. The cash proceeds from the sale of the Common Shares and from the issuance of the notes were used to repay borrowings incurred to fund the acquisitions of Moeller and Phoenixtec, and to repay commercial paper issued under the backstop provided by the $3.0 billion revolving credit agreement. Subsequently, in May 2008 Eaton terminated the $3.0 billion revolving credit agreement.
Total debt of $4,362 at September 30, 2008 increased $945 from $3,417 at year-end 2007. The increase in total debt included the issuance of $750 of long-term notes and $956 of commercial paper and other borrowings, partially offset by the repayment of $792 of notes, commercial paper and other debt. The increase in total debt largely resulted from funding the acquisitions of Moeller, Phoenixtec, and other businesses in 2008 for $2,707, offset by cash proceeds of $1,522 from the sale of 18.678 million Common Shares in the second quarter of 2008, the issuance of $750 of long-term notes, and from other borrowings to fund working capital and other requirements. These actions allowed Eaton to finish the third quarter of 2008 with net-debt-to-capital ratios about the same as those prior to completing the acquisitions of Moeller and Phoenixtec. The net-debt-to-capital ratio was 35.8% at September 30, 2008 compared to 34.9% at year-end 2007, reflecting the combined effect during 2008 of the $945 increase in total debt, the $183 decrease in cash and short-term investments, and the $1,807 increase in Shareholders’ equity, which resulted principally from the sale of Common Shares in the second quarter and from net income of $895 for the first nine months of 2008.
In May 2008, Eaton entered into a new $500 revolving credit facility. This facility replaced two existing facilities totaling $300 that expired in May 2008. The new facility increases Eaton’s United States long-term revolving credit facilities with banks to $1.7 billion, of which $700 expire in 2010, $500 in 2011 and $500 in 2013.
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
Financial instruments used by Eaton are straightforward, non-leveraged instruments for which quoted market prices are readily available from a number of independent sources. The counterparties to these instruments are highly rated international financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and continually monitors the credit rating of these institutions.
Eaton monitors the third-party depository institutions that hold its cash and short-term investments on a daily basis. Its emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. Eaton diversifies its cash and short-term investments among counterparties to minimize exposure to any one of these entities. Eaton also monitors the credit worthiness of its customers and suppliers to mitigate any adverse impact on Eaton.
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is related to the strength of its credit rating and overall market conditions. To date, Eaton has not experienced any material limitations in its ability to access these sources of liquidity. Eaton maintains $1.7 billion of long-term revolving credit facilities with banks in support of its commercial paper program, as discussed above. It has no direct borrowings outstanding under these credit facilities.
CONTRACTUAL OBLIGATIONS
There have been no material changes to the table of contractual obligations presented on page 71 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning Eaton’s fourth quarter 2008 and full year 2008 net income per Common Share, worldwide markets, growth in relation to end markets, growth from acquisitions and events, and trends that may affect Eaton’s future operating results and financial position. These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for Eaton’s business segments; unanticipated downturns in business relationships with customers or their purchases from Eaton; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; the impact of acquisitions, divestitures and joint ventures; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk related to financial instruments used by Eaton to manage its exposures to changes in interest rates, foreign currency exchange rates and commodity prices presented on page 70 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS & PROCEDURES
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman, Chief Executive Officer and President; and Richard H. Fearon - Executive Vice President — Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2008.
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
Eaton acquired The Moeller Group and Phoenixtec in 2008. These businesses maintain their own accounting and information systems and processes, and, prior to their acquisitions by Eaton, reported their financial results using non-United States generally accepted accounting and reporting principles. Eaton is currently implementing its policies and processes at these businesses. Accordingly, the acquisition of these businesses has affected Eaton’s internal control over financial reporting. With the exception of these business acquisitions in the first half of 2008, there was no change in Eaton’s internal control over financial reporting during the third quarter of 2008, that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer’s Purchases of Equity Securities
In the third quarter of 2008, Eaton repurchased 1.420 million Common Shares in the open market at a total cost of $100. A summary of the shares repurchased in the third quarter of 2008 follows:

				Maximum number (or
			Total number of	approximate dollar
			shares purchased as	value) of shares
			part of publicly	that may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Month	shares purchased	per share	programs	plans or programs
July	985,200	$71.73	985,200	4,922,600
August	62,500	$69.21	62,500	4,860,100
September	372,600	$66.37	372,600	4,487,500

Total	1,420,300	$70.21	1,420,300

These shares were repurchased under the plan announced on January 22, 2007, when Eaton’s Board of Directors authorized a 10 million Common Share repurchase program. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s Common Shares, the Company’s capital levels and other considerations.

ITEM 6. EXHIBITS
Exhibits — See Exhibit Index attached.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION

Registrant
Date: November 4, 2008
/s/ Richard H. Fearon

Richard H. Fearon Executive Vice President - Chief Financial and Planning Officer

EATON CORPORATION
THIRD QUARTER 2008 REPORT ON FORM 10-Q
EXHIBIT INDEX

3 (a)	Amended Articles of Incorporation (amended and restated as of April 24, 2008) — Incorporated by reference to the Form 10-Q Report for the quarter ended March 31, 2008
3 (b)	Amended Regulations (amended and restated as of April 23, 2008) — Incorporated by reference to the Form 10-Q Report for the quarter ended March 31, 2008
4	Instruments defining rights of security holders, including indentures (Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt)
12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report
31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report
31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report
32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report
32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report