Form 10-K
period 2008-12-31
EATON CORP
filed 2009-02-27
CIK 31277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2008

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

                                 (216) 523-5000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
           Title of each class                       which registered
----------------------------------------   -------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety days. Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]             Accelerated filer [ ]

Non-accelerated filer [ ]               Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). No [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2008 was $14.1 billion.

As of January 31, 2009, there were 165.2 million Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 annual shareholders meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

Eaton Corporation is a diversified power management company with 2008 sales of $15.4 billion. Eaton is a global technology leader in: electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 75,000 employees and sells products to customers in more than 150 countries. For more information, visit www.eaton.com.

Eaton electronically files or furnishes reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) to the United States Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements, as well as any amendments to those reports. As soon as reasonably practicable, these reports are available free of charge through the Company's Internet web site at http://www.eaton.com. These filings are also accessible on the SEC's Internet web site at http://www.sec.gov.

RECENT DEVELOPMENTS

In 2008, Eaton acquired certain businesses and entered into a joint venture in separate transactions for combined net cash purchase prices of $2.807 billion. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

                                                                               Business
Acquired business and joint venture                      Date of acquisition   segment           Annual sales
------------------------------------------------------   -------------------   ----------   ----------------------
Integ Holding Limited                                         October 2,       Hydraulics       $52 for 2007
   A U.K.-based manufacturer of screw-in                         2008
   cartridge valves, custom-engineered hydraulic
   valves and manifold systems

Nittan Global Tech Co. Ltd.                                  Operational       Automotive          New joint
   A joint venture to manage the global design,               October 1,                            venture
   manufacture and supply of engine valves and                   2008
   valve actuation products to Japanese and Korean
   automobile and engine manufacturers. In
   addition, during the second half of 2008,
   several related manufacturing joint ventures
   were established.

Engine Valves Business of Kirloskar Oil Engines Ltd.        July 31, 2008      Automotive         $5 for 2007
   An India-based designer, manufacturer and
   distributor of intake and exhaust valves for diesel
   and gasoline engines

PK Electronics                                              July 31, 2008      Electrical         $9 for 2007
   A Belgium-based distributor and service provider
   of single phase and three-phase uninterruptible
   power supply (UPS) systems

The Moeller Group                                           April 4, 2008      Electrical      E1.02 billion for
   A Germany-based supplier of electrical                                                            2007
   components for commercial and residential
   building applications and industrial controls for
   industrial equipment applications

Balmen Electronic, S.L.                                       March 31,        Electrical        $6 for 2007
   A Spain-based distributor and service provider                2008
   of uninterruptible power supply (UPS) systems

Phoenixtec Power Company Ltd.                                February 26,      Electrical        $515 for 2007
   A Taiwan-based manufacturer of single and                     2008
   three-phase uninterruptible power supply (UPS)
   systems

BUSINESS SEGMENT INFORMATION

Information by business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is presented in "Business Segment & Geographic Region Information" on pages 47 through 51. Additional information regarding Eaton's segments and business is presented below.

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

HYDRAULICS

Seasonal Fluctuations - Sales of this segment are historically higher in the first and second quarters and lower in the third and fourth quarters of the year.

Competition - Principal methods of competition in this segment are product performance, geographic coverage, service, and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

AEROSPACE

Significant Customers - Approximately 10% of this segment's sales in 2008 were made to one large manufacturer of aircraft.

Competition - Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities and timely delivery. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products and platforms, is considered among the market leaders.

TRUCK

Significant Customers - Approximately 35% of this segment's sales in 2008 were made to two large manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles.

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

Significant Customers - Approximately 27% of this segment's sales in 2008 were made to two large manufacturers of vehicles.

Competition - Principal methods of competition in this segment are product performance, service, and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

INFORMATION CONCERNING EATON'S BUSINESS IN GENERAL

RAW MATERIALS - Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, silver, molybdenum, titanium, vanadium, rubber, plastic and insulating materials. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers and, under normal circumstances, the Company had no difficulty obtaining them. In 2008, prices increased for some basic metals purchased by Eaton through the third quarter, with a dramatic drop during the last 60 days of 2008 due to the global economic slow down. The Company maintained appropriate levels of inventory to guard against basic metals shortages, and did not experience any general availability constraints in 2008.

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

ORDER BACKLOG - Since a significant portion of open orders placed with Eaton by original equipment manufacturers of trucks, off-highway vehicles and passenger cars are historically subject to month-to-month releases by customers during each model year, these orders are not considered firm. In measuring backlog of orders, the Company includes only the amount of these orders released by customers as of the dates listed. Using this criterion, total backlog at December 31, 2008 and 2007 was approximately $3.2 billion. Backlog should not be relied upon as being indicative of results of operations for future periods.

RESEARCH AND DEVELOPMENT - Research and development expenses (in millions) for new products and improvement of existing products in 2008, 2007 and 2006 were $417, $335 and $315, respectively. Over the past five years, the Company has invested approximately $1.6 billion in research and development.

PROTECTION OF THE ENVIRONMENT - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify certain processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2009 and 2010. Information regarding the Company's liabilities related to environmental matters is presented in "Protection of the Environment" on pages 39 and 40.

FOREIGN OPERATIONS - Financial information related to Eaton's foreign operations is presented in "Business Segment & Geographic Information" on page 49. Information regarding risks that may affect Eaton's foreign operations is presented in Item 1A of this Form 10-K Report.

ITEM 1A. RISK FACTORS

Among the risks that could materially adversely affect Eaton's businesses, financial condition or results of operations are the following:

DOWNTURNS IN THE GLOBAL END MARKETS THAT EATON SERVES OR DISRUPTIONS IN THE GLOBAL CAPITAL MARKETS THAT EATON UTILIZES FOR FINANCING MAY HAVE AN ADVERSE EFFECT ON EATON'S BUSINESS RESULTS OR FINANCIAL FLEXIBILITY.

The global economy is currently experiencing a period of substantial uncertainty, the effects of which cannot be completely anticipated. One such effect was a decline in certain of Eaton's end markets during the fourth quarter of 2008. Eaton's end markets have continued to decline in the first quarter of 2009 and it is unclear when the end markets will begin to recover. Although Eaton has not experienced any limitations in its access to the capital markets to date, certain other companies have experienced limitations. It is possible that the current world economic crisis could at some point result in some limitations to Eaton's access to the capital markets.

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

The success of new and improved products and services depends on their initial and continued acceptance by Eaton's customers. The Company's businesses are affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. Eaton may experience difficulties or delays in the research, development, production or marketing of new products and services which may prevent Eaton from recouping or realizing a return on the investments required to bring new products and services to market. The end result could be a negative impact on the Company's operating results.

EATON'S OPERATIONS DEPEND ON PRODUCTION FACILITIES THROUGHOUT THE WORLD, MANY OF WHICH ARE LOCATED OUTSIDE THE UNITED STATES AND ARE SUBJECT TO GREATER RISKS OF DISRUPTED PRODUCTION.

Eaton manages businesses with manufacturing facilities worldwide. In recent years, the Company's operations outside the United States have increased significantly in relative size in comparison to its total operations. The Company's manufacturing facilities and operations could be disrupted by a natural disaster, or labor strike, war, political unrest, terrorist activity or public health concerns. Some of Eaton's non-United States manufacturing facilities also may be more susceptible to economic and political upheaval than Eaton's United States facilities. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate the Company for the losses.

EATON'S SUBSTANTIAL FOREIGN SALES SUBJECT IT TO ECONOMIC RISK AS EATON'S RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY CHANGES IN LOCAL GOVERNMENT REGULATIONS AND POLICIES AND FOREIGN CURRENCY FLUCTUATIONS.

As noted above in Item 1 "Foreign Operations," a significant portion of Eaton's sales are outside the United States, and the Company expects sales in foreign markets to continue to represent a significant portion of its total sales. Foreign sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls and repatriation of earnings. Changes in the relative values of currencies occur from time to time and could affect Eaton's operating results. While the Company monitors exchange rate exposures and attempts to reduce these exposures through hedging activities, these risks could adversely affect the Company's operating results.

EATON USES A VARIETY OF RAW MATERIALS AND COMPONENTS IN ITS BUSINESSES, AND SIGNIFICANT SHORTAGES OR PRICE INCREASES COULD INCREASE OPERATING COSTS AND ADVERSELY IMPACT THE COMPETITIVE POSITIONS OF EATON'S PRODUCTS.

Eaton's major requirements for raw materials are described above in Item 1 "Raw Materials." Significant shortages could affect the prices Eaton's affected businesses are charged and the competitive position of their products and services, all of which could adversely affect Eaton's results of operations.

EATON ENGAGES IN ACQUISITIONS AND JOINT VENTURES, AND MAY ENCOUNTER UNEXPECTED DIFFICULTIES IDENTIFYING, PRICING OR INTEGRATING THOSE BUSINESSES.

Eaton seeks to grow, in part, through strategic acquisitions and joint ventures, which are intended to complement or expand the Company's businesses, and expects to continue to do so in the future. The success of this strategy will depend on Eaton's ability to identify, price, finance and complete these transactions or arrangements. Success will also depend on the Company's ability to integrate the businesses acquired in these transactions and to develop satisfactory working arrangements with the Company's strategic partners in the joint ventures. Eaton may encounter unexpected difficulties in completing and integrating acquisitions with Eaton's existing operations, and in managing strategic investments. Furthermore, the Company may not realize the degree, or timing, of benefits Eaton anticipated when it first entered into a transaction. Any of the foregoing could adversely affect the Company's business and results of operations.

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

EATON IS SUBJECT TO LITIGATION AND ENVIRONMENTAL REGULATIONS THAT COULD ADVERSELY IMPACT EATON'S BUSINESSES.

At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company's businesses, financial condition or results of operations. Information regarding the Company's current legal proceedings is presented in "Protection of the Environment" and "Contingencies" on pages 39 and 40.

EATON PARTICIPATES IN MARKETS THAT ARE COMPETITIVE AND EATON'S RESULTS COULD BE ADVERSELY IMPACTED BY COMPETITORS' ACTIONS.

Eaton's businesses operate in competitive markets. The Company competes against other global manufacturers and service providers on the basis of product performance, quality and price, in addition to other factors. While Eaton's product development and quality initiatives have been competitive strengths in the past, actions by Eaton's competitors could lead to downward pressure on prices and/or a decline in the Company's market share, either of which could adversely affect Eaton's results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 224 locations in 33 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for operations, and these facilities are maintained in good condition.

ITEM 3. LEGAL PROCEEDINGS

Information regarding the Company's current legal proceedings is presented in "Protection of the Environment" and "Contingencies" on pages 39 and 40.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of the Company is presented in Item 10 of this Form 10-K Report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Shares are listed for trading on the New York and Chicago stock exchanges. Information regarding cash dividends paid and the high and low market price per Common Share for each quarter in 2008 and 2007 is presented in "Quarterly Data" on page 74. At December 31, 2008, there were 8,548 holders of record of the Company's Common Shares. Additionally, 19,987 current and former employees were shareholders through participation in the Eaton Savings Plan
(ESP), Eaton Personal Investment Plan (EPIP), and the Eaton Electrical de Puerto Rico Inc. Retirement Savings Plan.

Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.

ITEM 6. SELECTED FINANCIAL DATA

Information regarding selected financial data is presented in the "Ten-Year Consolidated Financial Summary" on page 75.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion & Analysis of Financial Condition & Results of Operations" is presented on pages 52 through 73.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risk is presented in "Market Risk Disclosure" on pages 66 and 67.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm, consolidated financial statements, and notes to consolidated financial statements are presented on pages 16 through 51.

Information regarding selected quarterly financial information for 2008 and 2007 is presented in "Quarterly Data" on page 74.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Chairman and Chief Executive Officer; President; and Richard H. Fearon - Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

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

"Management's Report on Internal Control Over Financial Reporting" is presented on page 19.

"Report of Independent Registered Public Accounting Firm" relating to internal control over financial reporting is presented on page 18.

During the fourth quarter of 2008, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, Eaton's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required with respect to the directors of the Company is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed on or about March 13, 2009, and is incorporated by reference.

A listing of the Company's executive officers, their ages, positions and offices held over the past five years, as of February 1, 2009, follows:

Name                      Age   Position (Date elected to position)
----                      ---   ------------------------------------------------
Alexander M. Cutler        57   Chairman and Chief Executive Officer; President
                                   (August 1, 2000 - present)
                                Director (September 22, 1993 - present)

Richard H. Fearon          52   Vice Chairman and Chief Financial and Planning
                                   Officer
                                   (April 24, 2002 - present)

Craig Arnold               48   Vice Chairman and Chief Operating Officer -
                                   Industrial Sector
                                   (February 1, 2009 - present)
                                Chief Executive Officer - Fluid Power Group
                                   (October 25, 2000 - January 31, 2009)

Thomas S. Gross            54   Vice Chairman and Chief Operating Officer -
                                   Electrical Sector
                                   (February 1, 2009 - present)
                                President - Power Quality and Control Business
                                   (April 1, 2008 - January 31, 2009)
                                Vice President and President Operations
                                   (October 24, 2007 - March 31, 2008)
                                Vice President  - Eaton Business System
                                   (July 23, 2003 - October 23, 2007)

Richard D. Holder          46   Executive Vice President - Eaton Business System
                                   (April 1, 2008 - present)
                                Vice President - Eaton Business System
                                   (May 1, 2006 - March 31, 2008)
                                Vice President and General Manager;
                                   Power Distribution and Assemblies Division;
                                   Electrical Group
                                   (August 1, 2004 - April 30, 2006)
                                Vice President, Supply Chain and Operational
                                   Excellence, Electrical Group
                                   (July 16, 2001 - July 31, 2004)

Susan J. Cook              61   Executive Vice President - Chief Human Resources
                                   Officer
                                   (January 16, 1995 - present)

Mark M. McGuire            51   Executive Vice President and General Counsel
                                   (December 1, 2005 - present)
                                Vice President and Deputy General Counsel,
                                   International Paper Company (2003 - 2005)

Thomas E. Moran            44   Senior Vice President and Secretary
                                   (October 1, 2008 - present)
                                Assistant Secretary and Managing Counsel, The
                                   Dow Chemical Company (2002-2008)

Billie K. Rawot            57   Senior Vice President and Controller
                                   (March 1, 1991 - present)

Kurt B. McMaken            39   Senior Vice President - Corporate Development
                                and Treasury
                                   (February 1, 2009 - present)
                                Vice President - Corporate Development and
                                   Planning
                                   (January 1, 2008 - January 31, 2009)
                                Director  - Corporate Planning
                                   (April 1, 2006 - December 31, 2007)
                                Director  - Corporate Development
                                   (October 1, 2004 - March 30, 2006)
                                Manager  - Corporate Development and Planning
                                   (October 1, 2002 - September 30, 2004)

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

Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed on or about March 13, 2009, and is incorporated by reference.

The Company has adopted a Code of Ethics, which applies to the Directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.

There were no changes during fourth quarter 2008 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Information related to the Company's Audit Committee, and members of the Committee that are financial experts, is set forth under the caption "Board Committees - Audit Committee" in the Company's definitive Proxy Statement to be filed on or about March 13, 2009, and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required with respect to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed on or about March 13, 2009, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required with respect to securities authorized for issuance under equity compensation plans is set forth under the caption "Equity Compensation Plans" in the Company's definitive Proxy Statement to be filed on or about March 13, 2009, and is incorporated by reference.

Information required with respect to security ownership of certain beneficial owners, is set forth under the caption "Share Ownership Tables" in the Company's definitive Proxy Statement to be filed on or about March 13, 2009, and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Information required with respect to certain relationships and related transactions is set forth under the caption "Review of Related Person Transactions" in the Company's definitive Proxy Statement to be filed on or about March 13, 2009, and is incorporated by reference.

Information required with respect to director independence is set forth under the caption "Director Independence" in the Company's definitive Proxy Statement to be filed on or about March 13, 2009, and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required with respect to principal accountant fees and services is set forth under the caption "Audit Committee Report" in the Company's definitive Proxy Statement to be filed on or about March 13, 2009, and is incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) The report of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements, included in the 2008 Annual Report to Shareholders are included in
Item 8 above:

     Report of Independent Registered Public Accounting Firm - Page 16

     Statements of Consolidated Income - Years ended December 31, 2008, 2007 and 2006 - Page 20

     Consolidated Balance Sheets - December 31, 2008 and 2007 - Page 21

     Statements of Consolidated Cash Flows - Years ended December 31, 2008, 2007 and 2006 - Page 22

     Statements of Consolidated Shareholders' Equity - Years ended December 31, 2008, 2007 and 2006 - Pages 23 and 24

     Notes to Consolidated Financial Statements - Pages 25 through 51

     All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)  Exhibits

     3(i) Amended Articles of Incorporation (amended and restated as of April 24, 2008) - Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

     3(ii) Amended Regulations (amended and restated as of April 23, 2008) -
          Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

     4(a) Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

     10   Material contracts

          (a) Tender Offer for all of the shares of Phoenixtec Power Company Ltd. announced on December 20, 2007 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (b) Share Purchase Agreement between Green Beta S.a.r.l. and Eaton Corporation dated December 20, 2007 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (c) Senior Executive Incentive Compensation Plan (effective January 1, 2008) - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

          (d)  Executive Incentive Compensation Plan (effective January 1, 2005)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

          (e) 2005 Non-Employee Director Fee Deferral Plan (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (f) Deferred Incentive Compensation Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (g) Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (h) Incentive Compensation Deferral Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (i) Limited Eaton Service Supplemental Retirement Income Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (j) Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (k) Form of Restricted Share Unit Agreement (2 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (l) Form of Restricted Share Unit Agreement (4 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (m) Form of Restricted Share Agreement (2 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (n) Form of Restricted Share Agreement (4 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (o) Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by Reference to the Form 8-K Report filed January 28, 2009

          (p) Form of Stock Option Agreement for Executives (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (q) Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

          (r)  Form of Stock Option Agreement for Non-Employee Directors (2008)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (s) 2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

          (t) 2004 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

          (u) 2008 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

          (v) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002, February 24, 2004, December 8, 2004
               and, in certain respects, January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

          (w) 1996 Non-Employee Director Fee Deferral Plan (amended and restated effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

          (x) Form of Change of Control Agreement entered into with officers of Eaton Corporation - Filed in conjunction with this Form 10-K Report

          (y) Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (z) Form of Indemnification Agreement entered into with directors of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed January 26, 2007

          (aa) Executive Strategic Incentive Plan (amended and restated January 1, 2008) - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

          (bb) Executive Strategic Incentive Plan II (effective January 1, 2001)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (cc) Supplemental Executive Strategic Incentive Plan (effective as of June 25, 2008) - Filed in conjunction with this Form 10-K Report

          (dd) Deferred Incentive Compensation Plan (amended and restated March 31, 2000) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

          (ee) 1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

          (ff) Incentive Compensation Deferral Plan (amended and restated October 1, 1997) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

          (gg) Trust Agreement - Officers and Employees (dated December 6, 1996)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

          (hh) Trust Agreement - Non-employee Directors (dated December 6, 1996)
               - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

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

          (mm) Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     12 Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report

     14 Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

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

                                        Eaton Corporation
                                        Registrant


Date: February 27, 2009                 /s/ Richard H. Fearon
                                        ----------------------------------------
                                        Richard H. Fearon
                                        Vice Chairman and Chief Financial and
                                        Planning Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 27, 2009

Signature                               Title
---------                               ----------------------------------------


*
-------------------------------------
Alexander M. Cutler                     Chairman and Chief Executive Officer;
                                        President; Principal Executive Officer;
                                        Director


*
-------------------------------------
Billie K. Rawot                         Senior Vice President and Controller;
                                        Principal Accounting Officer


*
-------------------------------------
Christopher M. Connor                   Director


*
-------------------------------------
Charles E. Golden                       Director


*
-------------------------------------
Arthur E. Johnson                       Director


*
-------------------------------------
Deborah L. McCoy                        Director


*
-------------------------------------
Gregory R. Page                         Director


-------------------------------------
Gary L. Tooker                          Director


*
-------------------------------------
Michael J. Critelli                     Director


*
-------------------------------------
Ernie Green                             Director


*
-------------------------------------
Ned C. Lautenbach                       Director


*
-------------------------------------
John R. Miller                          Director


*
-------------------------------------
Victor A. Pelson                        Director


*By /s/ Richard H. Fearon
    ---------------------------------
    Richard H. Fearon,
    Attorney-in-Fact for the officers
    and directors signing in the
    capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Eaton Corporation

We have audited the accompanying consolidated balance sheets of Eaton Corporation as of December 31, 2008 and 2007, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with United States generally accepted accounting principles.

As discussed in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements, in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), Eaton Corporation changed its method of accounting for the funded status of its defined benefit pension and other postretirement benefit plans in 2006 and, in 2008, changed its method of accounting for the measurement date provisions of these plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eaton Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.


ERNST & YOUNG LLP

Cleveland, Ohio
February 27, 2009

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation included herein for the three years ended December 31, 2008. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those financial statements is included herein.

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

The Board of Directors pursues its responsibility for the quality of Eaton's financial reporting primarily through its Audit Committee, which is composed of six independent directors. The Audit Committee meets regularly with management, the internal auditors and the independent registered public accounting firm to ensure that they are meeting their responsibilities and to discuss matters concerning accounting, control, audits and financial reporting. The internal auditors and independent registered public accounting firm have full and free access to senior management and the Audit Committee.

ALEXANDER M. CUTLER   RICHARD H. FEARON              BILLIE K. RAWOT
Chairman and Chief    Vice Chairman and              Senior Vice President and
Executive Officer;    Chief Financial and Planning   Controller
President             Officer

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Eaton Corporation

We have audited Eaton Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eaton Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain entities that were acquired during 2008, which are included in the 2008 consolidated financial statements of Eaton Corporation and constituted approximately 7% of total assets as of December 31, 2008 and 10% of net sales for the year then ended. Our audit of internal control over financial reporting of Eaton Corporation also did not include an evaluation of the internal control over financial reporting for these entities.

In our opinion, Eaton Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eaton Corporation as of December 31, 2008 and 2007, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.


ERNST & YOUNG LLP

Cleveland, Ohio
February 27, 2009

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).

Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. Our evaluation of internal control over financial reporting did not include the internal controls of certain entities that were acquired during 2008, which are included in the 2008 consolidated financial statements and constituted approximately 7% of total assets as of December 31, 2008 and 10% of net sales for the year then ended. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. This report is included herein.

ALEXANDER M. CUTLER   RICHARD H. FEARON              BILLIE K. RAWOT
Chairman and Chief    Vice Chairman and              Senior Vice President and
Executive Officer;    Chief Financial and Planning   Controller
President             Officer

February 27, 2009

STATEMENTS OF CONSOLIDATED INCOME


                                                   Year ended December 31
                                                ---------------------------
(Millions except for per share data)              2008      2007     2006
------------------------------------            -------   -------   -------
NET SALES                                       $15,376   $13,033   $12,232
Cost of products sold                            11,191     9,382     8,949
Selling & administrative expense                  2,513     2,139     1,939
Research & development expense                      417       335       315
Interest expense-net                                157       147       105
Contribution to Eaton Charitable Fund                          16
Other (income) expense-net                          (30)      (27)      (45)
                                                -------   -------   -------
Income from continuing operations before
   income taxes                                   1,128     1,041       969
Income taxes                                         73        82        72
                                                -------   -------   -------
Income from continuing operations                 1,055       959       897
Income from discontinued operations                   3        35        53
                                                -------   -------   -------
NET INCOME                                      $ 1,058   $   994   $   950
                                                =======   =======   =======
NET INCOME PER COMMON SHARE ASSUMING DILUTION
   Continuing operations                        $  6.50   $  6.38   $  5.87
   Discontinued operations                          .02       .24       .35
                                                -------   -------   -------
                                                $  6.52   $  6.62   $  6.22
                                                =======   =======   =======
Average number of Common Shares outstanding
   assuming dilution                              162.3     150.3     152.9

NET INCOME PER COMMON SHARE BASIC
   Continuing operations                        $  6.58   $  6.51   $  5.97
   Discontinued operations                          .02       .24       .35
                                                -------   -------   -------
                                                $  6.60   $  6.75   $  6.32
                                                =======   =======   =======
Average number of Common Shares outstanding
   basic                                          160.2     147.3     150.2

CASH DIVIDENDS PAID PER COMMON SHARE            $  2.00   $  1.72   $  1.48


The notes on pages 25 to 51 are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                   December 31
                                                --------   -------
(Millions)                                        2008       2007
----------                                      --------   -------
ASSETS
Current assets
   Cash                                         $    188   $   142
   Short-term investments                            342       504
   Accounts receivable                             2,295     2,208
   Inventories                                     1,554     1,483
   Deferred income taxes                             239       291
   Other current assets                              177       139
                                                --------   -------
                                                   4,795     4,767
                                                --------   -------
Property, plant & equipment-net
   Land & buildings                                1,425     1,175
   Machinery & equipment                           4,142     4,067
                                                --------   -------
                                                   5,567     5,242
   Accumulated depreciation                       (2,928)   (2,909)
                                                --------   -------
                                                   2,639     2,333
Goodwill                                           5,232     3,982
Other intangible assets                            2,518     1,557
Deferred income taxes                                971       498
Other assets                                         500       293
                                                --------   -------
                                                $ 16,655   $13,430
                                                ========  ========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt                              $    812   $   825
   Current portion of long-term debt                 269       160
   Accounts payable                                1,121     1,170
   Accrued compensation                              297       355
   Other current liabilities                       1,246     1,149
                                                --------   -------
                                                   3,745     3,659
                                                --------   -------
Long-term debt                                     3,190     2,432
Pension liabilities                                1,650       681
Other postretirement liabilities                     703       772
Deferred income taxes                                543       224
Other liabilities                                    507       490
Shareholders' equity
   Common Shares (165.0 million outstanding
      in 2008 and 146.0 million in 2007)              82        73
   Capital in excess of par value                  3,879     2,290
   Retained earnings                               3,917     3,257
   Accumulated other comprehensive loss           (1,538)     (423)
   Deferred compensation plans                       (23)      (25)
                                                --------   -------
                                                   6,317     5,172
                                                --------   -------
                                                $ 16,655   $13,430
                                                ========  ========

The notes on pages 25 to 51 are an integral part of the consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                   Year ended December 31
                                                ----------------------------
(Millions)                                        2008      2007       2006
----------                                      -------   --------   -------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES
Net income                                      $ 1,058   $    994   $   950
Adjustments to reconcile to net cash provided
   by operating activities
   Depreciation & amortization                      592        469       434
   Deferred income taxes                           (225)       (51)       37
   Pension liabilities, net of contributions          5         26        79
   Gains on sales of businesses                     (19)       (46)      (56)
   Other long-term liabilities                      (40)       (25)      (45)
   Other non-cash items in income                    49         38        33
   Changes in working capital, excluding
      acquisitions & sales of businesses
      Accounts receivable                           128        (72)      (40)
      Inventories                                   118        (79)     (129)
      Accounts payable                             (208)        27       207
      Accrued income & other taxes                  (31)       (41)     (149)
      Other current liabilities                    (125)        11       136
      Other working capital accounts                (81)        10        43
   Cash received from termination of
      interest rate swaps                            85         19         1
   Other-net                                        110       (119)      (70)
                                                -------   --------   -------
                                                  1,416      1,161     1,431
                                                -------   --------   -------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES
Expenditures for property, plant & equipment       (448)      (354)     (360)
Cash paid for acquisitions of businesses         (2,807)    (1,433)     (256)
Proceeds from sales of businesses                    25        119        65
Sales (purchases) of short-term investments-net     100        247      (418)
Other-net                                           (69)       (39)      (42)
                                                -------   --------   -------
                                                 (3,199)    (1,460)   (1,011)
                                                -------   --------   -------
NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES
Borrowings with original maturities of more
   than three months
   Proceeds                                       1,656      1,652       706
   Payments                                        (984)      (979)     (617)
Borrowings with original maturities of less
   than three months-net, primarily
   commercial paper                                  (5)        62       (35)
Cash dividends paid                                (320)      (251)     (220)
Proceeds from issuance of Common Shares           1,522
Proceeds from exercise of employee stock
   options                                           47        141       108
Income tax benefit from exercise of employee
   stock options                                     13         42        28
Purchase of Common Shares                          (100)      (340)     (386)
                                                -------   --------   -------
                                                  1,829        327      (416)
                                                -------   --------   -------
Total increase in cash                               46         28         4
Cash at the beginning of the year                   142        114       110
                                                -------   --------   -------
Cash at the end of the year                     $   188   $    142   $   114
                                                =======   ========   =======

The notes on pages 25 to 51 are an integral part of the consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                         Accumulated
                                               Common Shares    Capital in                  other          Deferred        Total
                                             ----------------    excess of   Retained   comprehensive   compensation   Shareholders'
(Millions)                                   Shares   Dollars    par value   earnings       loss            plans          equity
----------                                   ------   -------   ----------   --------   -------------   ------------   -------------
BALANCE AT JANUARY 1, 2006                    148.5     $74       $2,013      $2,376         $(649)          $(36)        $3,778
Net income                                                                       950                                         950
Foreign currency translation and related
   hedging instruments (including income
   tax benefits of $16)                                                                         95                            95
Deferred loss on cash flow hedges (net of
   income tax benefits of $3)                                                                   (5)                           (5)
Minimum pension liability (net of income
   tax benefits of $1)                                                                          (8)                           (8)
                                                                                                                          -------
Other comprehensive income                                                                                                    82
                                                                                                                          -------
Total comprehensive income                                                                                                 1,032
Adjustment to initially apply SFAS No. 158
   Pensions (net of income tax
   benefits of $85)                                                                           (163)                         (163)
   Other postretirement benefits (net of
   income tax benefits of $119)                                                               (119)                         (119)
Cash dividends paid                                                             (220)                                       (220)
Issuance of shares under employee benefit
   plans, including income tax benefits
   of $36                                       3.1       2          176          (2)                          13            189
Purchase of shares by trust                                                                                    (5)            (5)
Purchase of shares                             (5.3)     (3)         (75)       (308)                                       (386)
                                              -----     ---       ------      ------       -------           ----         -------
BALANCE AT DECEMBER 31, 2006                  146.3      73        2,114       2,796          (849)           (28)         4,106
Net income                                                                       994                                         994
Foreign currency translation and related
   hedging instruments (including income
   taxes of $14)                                                                               212                           212
Deferred loss on cash flow hedges (net of
   income tax benefits of $3)                                                                   (5)                           (5)
Pensions (net of income taxes of $101)                                                         214                           214
Other postretirement benefits (net of
   income taxes of $8)                                                                           5                             5
                                                                                                                          -------
Other comprehensive income                                                                                                   426
                                                                                                                          -------
Total comprehensive income                                                                                                 1,420
Cash dividends paid                                                             (251)                                       (251)
Issuance of shares under employee benefit
   plans, including income tax
   benefits of $51                              3.7       2          237          (5)                           8            242
Purchase of shares by trust                                                                                    (5)            (5)
Purchase of shares                             (4.0)     (2)         (61)       (277)                                       (340)
                                              -----     ---       ------      ------       -------           ----         -------

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                         Accumulated
                                               Common Shares    Capital in                  other         Deferred         Total
                                             ----------------    excess of   Retained   comprehensive   compensation   Shareholders'
(Millions)                                   Shares   Dollars    par value   earnings       loss            plans          equity
----------                                   ------   -------   ----------   --------   -------------   ------------   -------------
BALANCE AT DECEMBER 31, 2007                  146.0      73        2,290       3,257          (423)           (25)         5,172
Net income                                                                     1,058                                       1,058
Foreign currency translation and related
   hedging instruments (including income
   tax benefits of $68)                                                                       (722)                         (722)
Deferred loss on cash flow hedges (net of
   income tax benefits of $12)                                                                 (23)                          (23)
Pensions (net of income tax benefits
   of $227)                                                                                   (419)                         (419)
Other postretirement benefits (net of
   income taxes of $31)                                                                         49                            49
                                                                                                                          -------
Other comprehensive loss                                                                                                  (1,115)
                                                                                                                          -------
Total comprehensive loss                                                                                                     (57)
Effects of changing measurement date under
   SFAS No. 158 (net of income tax
   benefits of $8)                                                               (11)                                        (11)
Cash dividends paid                                                             (320)                                       (320)
Issuance of shares under employee
   benefit plans, including income tax
   benefits of $16                              1.7       1          109          (1)                          5             114
Issuance of shares                             18.7       9        1,513                                                   1,522
Purchase of shares by trust                                                                                   (3)             (3)
Purchase of shares                             (1.4)     (1)         (33)        (66)                                       (100)
                                              -----     ---       ------      ------       -------          ----          -------
BALANCE AT DECEMBER 31, 2008                  165.0     $82       $3,879      $3,917       $(1,538)         $(23)         $ 6,317
                                              =====     ===       ======      ======       =======          ====          =======

The notes on pages 25 to 51 are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Millions of dollars unless indicated otherwise (per share data assume dilution)

DESCRIPTION OF COMPANY

Eaton Corporation is a diversified power management company and a global technology leader in: electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 75,000 employees and sells products to customers in more than 150 countries.

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

REVENUE RECOGNITION

Sales are recognized when a sales agreement is in place, products have been shipped to unaffiliated customers and title has transferred in accordance with shipping terms (FOB shipping point, FOB destination or equivalent International Commercial (INCO) Terms), the selling price is fixed and determinable and collectability is reasonably assured, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Other revenues for service contracts are generally recognized as the services are provided.

FOREIGN CURRENCY TRANSLATION

The functional currency for substantially all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in Accumulated other comprehensive income (loss) in Shareholders' equity. Gains and losses related to foreign currency transactions are recorded in Other (income) expense-net in the Statements of Consolidated Income.

INVENTORIES

Inventories are carried at lower of cost or market. Inventories in the United States are generally accounted for using the last-in, first-out (LIFO) method. Remaining United States and all other inventories are accounted for using the first-in, first-out (FIFO) method. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and costs of the distribution network.

DEPRECIATION & AMORTIZATION

Depreciation and amortization are computed by the straight-line method for financial statement purposes. Cost of buildings is depreciated over principally 40 years and machinery and equipment over principally 3 to 10 years. At December 31, 2008, the weighted-average amortization periods for intangible assets subject to amortization were 14 years for patents, 18 years for manufacturing technology and 20 years for customer relationships, primarily as a result of the long life of aircraft platforms. Software is amortized over a range of 3 to 7 years.

Long-lived assets, except goodwill and indefinite life intangible assets as described in the Notes below, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review include operations reporting losses, a significant adverse change in the use of an asset, the planned disposal or sale of the asset, a significant adverse change in the business climate or legal factors related to the asset, or a significant decrease in the estimated fair value of an asset. The asset would be considered impaired when the estimated future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

GOODWILL & INDEFINITE LIFE INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," Eaton does not amortize goodwill and indefinite life intangible assets recorded in connection with business acquisitions. Indefinite life intangible assets primarily consist of trademarks.

Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each unit including goodwill and intangible assets. The Company completed annual impairment tests for goodwill and indefinite life intangible assets as of July 1, 2008 as required by SFAS No. 142. In addition, based on changes in the global economic environment in the second half of 2008, goodwill and indefinite life intangible assets were also tested for impairment in the fourth quarter of 2008. These tests confirmed that the fair value of the Company's reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized.

DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, Eaton is exposed to fluctuations in interest rates, foreign currency exchange rates, and commodity prices. The Company uses various financial instruments, primarily interest rate swaps, foreign currency forward exchange contracts, foreign currency swaps and, to a lesser extent, commodity swaps, to manage exposure to these market fluctuations.

Derivative financial instruments used by Eaton are straightforward, non-leveraged instruments. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such derivative financial instruments are not purchased and sold solely for trading purposes, except for nominal amounts authorized under limited, controlled circumstances.

All derivative financial instruments are recognized as either assets or liabilities in the Consolidated Balance Sheet and are measured at fair value. Accounting for the gain or loss resulting from the change in the financial instrument's fair value depends on whether it has been designated, and is effective, as a hedge and, if so, on the nature of the hedging activity. Financial instruments can be designated as hedges of changes in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability; as hedges of variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability; or as hedges of foreign currency exposure from a net investment in one of the Company's foreign operations. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of Accumulated other comprehensive income (loss) in Shareholders' equity and subsequently recognized in net income when the hedged item affects net income. The change in fair value of the ineffective portion of a financial instrument is recognized in net income immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in net income.

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

NEW ACCOUNTING PRONOUNCEMENTS

EMPLOYERS' DISCLOSURES ABOUT POSTRETIREMENT BENEFIT PLAN ASSETS

In December 2008, the Financial Accounting Standards Board (FASB) issued FSP 132
(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." FSP 132 (R)-1 provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance addresses disclosures related to the categories of plan assets, concentration of risk arising within or across the categories of plan assets, and fair value measurements of plan assets. This Staff Position is effective for Eaton in 2009 and will have no effect on its consolidated financial position or results of operations.

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 provides for enhanced disclosures of how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. This Statement is effective for Eaton in 2009 and will have no effect on its consolidated financial position or results of operations.

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations." This Statement establishes principles and requires the buyer to:

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

     - Capitalize acquisition-related restructuring costs only if the criteria in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," are met as of the acquisition date.

     - Recognize in income tax expense changes in income tax valuation allowances and accruals for income tax uncertainties that were recorded in a business acquisition, including acquisitions of businesses completed prior to 2009.

This Statement will be effective for Eaton in 2009. Statement 141 (R) will affect Eaton's consolidated financial position or results of operations based on the specific conditions related to future acquisitions.

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This Statement clarifies accounting and reporting for a noncontrolling interest, sometimes called a minority interest, which is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent company. This Statement will be effective for Eaton in 2009. The Company expects that this Statement will not have a material effect on its consolidated financial position and results of operations.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value for financial and non-financial assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to other accounting pronouncements that require or permit fair value measurements. In 2008, Eaton adopted the provisions of SFAS No. 157 for financial assets and liabilities and for non-financial assets recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These primarily included short and long-term investments, derivative financial instruments, assets related to defined benefit pension plans, and financial assets and liabilities related to acquired businesses. The adoption of this Statement in 2008 had an immaterial effect on Eaton's consolidated financial position and results of operations. In 2009, Eaton must adopt the provisions of SFAS No. 157 for other non-financial assets and liabilities, primarily goodwill, intangible assets, non-financial assets and liabilities related to acquired businesses, and impairment and restructuring activities. The Company expects that this Statement will not have a material effect on its consolidated financial position and results of operations.

ACQUISITIONS OF BUSINESSES

In 2008, 2007, and 2006, Eaton acquired certain businesses and formed a joint venture in separate transactions for combined net cash purchase prices of $2,807 in 2008, $1,433 in 2007 and $256 in 2006. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition or formation. A summary of these transactions for 2008 and 2007 follows:

                                                             DATE OF        BUSINESS
ACQUIRED BUSINESS                                          ACQUISITION       SEGMENT         ANNUAL SALES
--------------------------------------------------------   -------------   ----------   ----------------------
Integ Holding Limited                                        October 2,    Hydraulics        $52 for 2007
     The parent company of Integrated Hydraulics                2008
     Ltd., a U.K.-based manufacturer of screw-in
     cartridge valves, custom-engineered hydraulic
     valves and manifold systems

Nittan Global Tech Co. Ltd.                                 Operational    Automotive          New joint
     A joint venture to manage the global design,            October 1,                         Venture
     manufacture and supply of engine valves and                2008
     valve actuation products to Japanese and
     Korean automobile and engine manufacturers.
     In addition, during the second half of 2008,
     several related manufacturing joint ventures
     were established.

Engine Valves Business of Kirloskar Oil Engines Ltd.       July 31, 2008   Automotive         $5 for 2007
    An India-based designer, manufacturer and
    distributor of intake and exhaust valves for diesel
    and gasoline engines

PK Electronics                                             July 31, 2008   Electrical         $9 for 2007
    A Belgium-based distributor and service provider
    of single phase and three-phase uninterruptible
    power supply (UPS) systems

The Moeller Group                                          April 4, 2008   Electrical       E1.02 billion for
    A Germany-based supplier of electrical                                                       2007
    components for commercial and residential
    building applications and industrial controls for
    industrial equipment applications

Balmen Electronic, S.L.                                      March 31,     Electrical         $6 for 2007
    A Spain-based distributor and service provider            2008
    of uninterruptible power supply (UPS) systems

Phoenixtec Power Company Ltd.                              February 26,    Electrical        $515 for 2007
    A Taiwan-based manufacturer of single and                 2008
    three-phase uninterruptible power supply (UPS)
    systems

Arrow Hose & Tubing Inc.                                    November 8,    Hydraulics        $12 for 2006
    A Canada-based manufacturer of thermoplastic               2007
    hose and tubing for the industrial, food and
    beverage, and agricultural markets

MGE small systems UPS business from                         October 31,    Electrical          $245 for
Schneider Electric                                             2007                              2007
    A France-based global provider of power quality
    solutions including uninterruptible power supply
    (UPS) systems, power distribution units, static
    transfer switches and surge suppressors

Babco Electric Group                                        October 19,    Electrical           $11 for
    A Canada-based manufacturer of specialty low-              2007                              2007
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

Argo-Tech Corporation                                        March 16,     Aerospace         $206 for 2006
    A U.S.-based manufacturer of high-performance              2007
    aerospace engine fuel pumps and systems,
    airframe fuel pumps and systems, and ground
    fueling systems for commercial and military
    aerospace markets

Power Protection Business of Power Products Ltd.            February 7,    Electrical         $3 for 2006
    A Czech Republic distributor and service provider          2007
    of Powerware(R) products and other uninterruptible
    power supply (UPS) systems

The allocations of the purchase prices for certain acquisitions in 2008 are not final, and may be subsequently adjusted based on final purchase price allocation reports and other information.

As described above, in 2008 Eaton acquired The Moeller Group electrical business and the Phoenixtec electrical business for combined cash purchase prices of $2,695. Assets and liabilities for these businesses were recorded at estimated fair values as determined by Eaton's management based on available information and on assumptions as to future operations. The Company is in the process of completing the purchase price allocations, including the finalization of valuations of certain tangible and intangible assets, and the finalization of integration and income tax liabilities. The preliminary allocations of the purchase prices are summarized below:

Current assets                $  702
Property, plant & equipment      447
Goodwill                       1,624
Other intangible assets        1,073
Other assets                     107
                              ------
Total assets acquired          3,953
Total liabilities assumed      1,258
                              ------
Net assets acquired           $2,695
                              ======

Other intangible assets of $1,073 include estimates of $640 of customer relationships having a useful life of 10 to 15 years, $251 related to trademarks having a useful life of 15 to 20 years, and $182 of technology having a useful life of 3 to 13 years. Goodwill of $1,232 for Moeller and $392 for Phoenixtec are non-deductible for income tax purposes.

As described above, in 2007 Eaton acquired the Argo-Tech aerospace business and the MGE small systems UPS electrical business for combined cash purchase prices of $1,346. In 2007, the assets and liabilities for these businesses were recorded at estimated fair values as determined by Eaton's management based on available information and on assumptions as to future operations. As completed in 2008, the final allocations of the purchase prices, which did not differ materially from preliminary estimates, are summarized below:

Current assets                $  223
Property, plant & equipment       23
Goodwill                         899
Other intangible assets          582
                              ------
Total assets acquired          1,727
Total liabilities assumed        381
                              ------
Net assets acquired           $1,346
                              ======

Other intangible assets of $582 included $42 related to trademarks not subject to amortization, $436 of customer relationships having a useful life of 5 to 25 years, and $104 of technology having a useful life of 5 to 25 years. Goodwill of $420 for Argo-Tech and $479 for the MGE small systems UPS electrical business are non-deductible for income tax purposes.

PRO FORMA RESULTS OF CONTINUING OPERATIONS

In order to portray the results for Moeller, purchased in April 2008; Phoenixtec, purchased in February 2008; the MGE small systems UPS business, purchased in October 2007; and Argo-Tech, purchased in March 2007, as if they had been acquired and consolidated with Eaton at the beginning of 2007, unaudited pro forma results for continuing operations are presented below. The pro forma results include estimates and assumptions, which Eaton's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integrations of these businesses and, accordingly, are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated. These unaudited pro forma results do not include businesses acquired in 2008 and 2007 that were immaterial.

                                                       2008      2007
                                                     -------   -------
Net sales                                            $15,853   $15,106
Income from continuing operations                      1,070       946
Income from continuing operations per Common Share
   Assuming dilution                                 $  6.59   $  6.29
   Basic                                             $  6.68   $  6.42

RESTRUCTURING LIABILITIES

Eaton has undertaken restructuring activities at acquired businesses, including workforce reductions, plant consolidations and facility closures. In accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", liabilities for these restructuring activities were recognized in the allocation of the purchase price related to the acquired business. A summary of these liabilities, and utilization of the various components, follows:


                               Workforce reductions    Plant
                               --------------------   closing
                               Employees    Dollars   & other   Total
                               ----------   -------   -------   -----
Balance at January 1, 2006         944       $ 24      $ 37      $ 61
Liabilities recorded               417         17        28        45
Utilized                          (285)        (8)      (43)      (51)
                                 -----       ----      ----      ----
Balance at December 31, 2006     1,076         33        22        55
Liabilities recorded               282          7         2         9
Utilized                          (699)       (13)      (12)      (25)
                                 -----        ---       ---      ----
Balance at December 31, 2007       659         27        12        39
Liabilities recorded                52          3         2         5
Utilized                          (428)       (18)      (13)      (31)
                                 -----       ----      ----      ---
Balance at December 31, 2008       283       $ 12      $  1      $ 13
                                 =====       ====      ====      ====

ACQUISITION INTEGRATION & PLANT CLOSING CHARGES

ACQUISITION INTEGRATION CHARGES

In 2008, 2007 and 2006, Eaton incurred charges related to the integration of acquired businesses. These charges which consisted of plant consolidations and integration, were recorded as expense as incurred. A summary of these charges follows:

                      2008      2007      2006
                    -------   -------   -------
Electrical            $ 47      $ 12      $  7
Hydraulics               6        12        11
Aerospace               20        39        12
Truck                                        5
Automotive               3         1         5
Corporate                1
                      ----      ----      ----
Pretax charges        $ 77      $ 64      $ 40
                      ====      ====      ====
After-tax charges     $ 51      $ 42      $ 27
Per Common Share      $.31      $.28      $.17

Charges in 2008 were related primarily to the integration of the following acquisitions: in the Electrical segment, Moeller, Phoenixtec and the MGE small systems UPS business; in the Hydraulics segment, Ronningen-Petter and Synflex; in the Aerospace segment, Argo-Tech, PerkinElmer and Cobham; and in the Automotive segment, Saturn and the engine valve business of Kirloskar Oil Engines Ltd.

Charges in 2007 were related primarily to the integration of the following acquisitions: in the Electrical segment, the MGE small systems UPS business, Schreder-Hazemeyer, Senyuan and Powerware; in the Hydraulics segment, Synflex, Hayward and Walterscheid; in the Aerospace segment, Argo-Tech, PerkinElmer and Cobham; and in the Automotive segment, Saturn.

Charges in 2006 were related primarily to the integration of the following acquisitions: in the Electrical segment, Pringle and Powerware; in the Hydraulics segment, Synflex, Hayward, Winner and Walterscheid; in the Aerospace segment, PerkinElmer and Cobham; in the Truck segment, Pigozzi; and in the Automotive segment, Tractech and Morestana.

PLANT CLOSING CHARGES

On October 20, 2008, Eaton announced the closure of its automotive engine valve lifters manufacturing plant in Massa, Italy. There were approximately 350 employees affected by the closure decision. The action was taken to better align manufacturing capacity with future industry demand and to improve the competitive position of the valve actuation business. Aggregate pretax charges associated with this closure were $27, which were recognized in the fourth quarter of 2008, when management approved this action. These costs, which consisted of charges of $17 for severance, $7 for the write-down of assets and $3 for other costs, reduced operating profit of the Automotive segment.

In first quarter 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions concluded in 2006 intended to address resource levels and operating performance in businesses that under-performed in 2005, and businesses that were expected to weaken during second half 2006 and in 2007. As part of this program, charges were incurred related to plant closings in four business segments in 2006. A summary of charges incurred by each segment related to these plant closings, including workforce reductions, plant integration and other charges, follows:

                 2006
                 ----
Electrical       $ 12
Hydraulics          7
Truck              29
Automotive         58
                 ----
Pretax charges   $106
                 ====

SUMMARY OF ACQUISITION INTEGRATION & PLANT CLOSING CHARGES & RELATED LIABILITIES

A summary of acquisition integration charges and plant closing charges and remaining liabilities follows:


                               Workforce reductions     Plant
                               --------------------    closing
                               Employees    Dollars   & other     Total
                               ---------   --------   ---------   ------
Balance at January 1, 2006         166       $  3       $  1       $   4
Liabilities recorded             2,339         85         61         146
Utilized                          (902)       (39)       (56)        (95)
                                ------       ----       ----       -----
Balance at December 31, 2006     1,603         49          6          55
Liabilities recorded                 4          2         64          66
Utilized                        (1,044)       (37)       (69)       (106)
                                ------       ----       ----       -----
Balance at December 31, 2007       563         14          1          15
Liabilities recorded               422         21         87         108
Utilized                          (451)       (14)       (84)        (98)
                                ------       ----       ----       -----
Balance at December 31, 2008       534       $ 21       $  4       $  25
                                ======       ====       ====       =====

The acquisition integration and plant closing charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.

SUBSEQUENT EVENT - EMPLOYMENT REDUCTION ACTIONS IN 2009

Eaton took significant employee reduction actions in January 2009 due to the severe economic downturn. These actions related to approximately 5,200 employees and will result in a pretax charge of approximately $110 in the first quarter of 2009.

DISCONTINUED OPERATIONS

In the third quarter 2007, Eaton sold the Mirror Controls Division of the Automotive segment for $111, resulting in a $20 after-tax gain, or $.12 per Common Share. In the third quarter 2006, certain other businesses of the Automotive segment were sold for $64, resulting in a $35 after-tax gain, or $.23 per share. The gains on sale of the Mirror Controls Division and the businesses sold in 2006, and other results of these businesses, are reported as Discontinued operations in the Statements of Consolidated Income.

SHORT-TERM INVESTMENTS

Eaton invests excess cash generated from operations in short-term marketable investments and classifies these investments as "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, available-for-sale investments are recorded at fair value, with the unrealized gain or loss recorded in Accumulated other comprehensive income (loss) in Shareholders' equity. A summary of the carrying value of short-term investments follows:

                                                     2008   2007
                                                     ----   ----
Time deposits & certificate of deposits with banks   $237   $198
Bonds issued by foreign governments                    63    121
Money market investments                               34    174
Other                                                   8     11
                                                     ----   ----
                                                     $342   $504
                                                     ====   ====

The carrying value of short-term investments approximates the fair value of these investments.

GOODWILL & OTHER INTANGIBLE ASSETS

A summary of goodwill follows:

              2008     2007
             ------   ------
Electrical   $2,834   $1,570
Hydraulics    1,002      984
Aerospace     1,037    1,069
Truck           143      148
Automotive      216      211
             ------   ------
             $5,232   $3,982
             ======   ======

The increase in goodwill in 2008 was due to goodwill for businesses acquired during 2008, partially offset by the final allocation of purchase price for businesses acquired prior to 2008 and foreign currency translation. These transactions are described in the "Acquisitions of Businesses" Note above.

A summary of other intangible assets follows:

                                                           2008                       2007
                                                -------------------------   -------------------------
                                                Historical   Accumulated    Historical    Accumulated
                                                   cost      amortization      cost      amortization
                                                ----------   ------------   ----------   ------------
Intangible assets not subject to amortization
(primarily trademarks)                            $  525                      $  530
                                                  ======                      ======
Intangible assets subject to amortization
   Customer relationships                         $1,327         $144         $  690         $ 73
   Patents                                           443          131            192          102
   Manufacturing technology                          429           50            246           25
   Other                                             190           71            153           54
                                                  ------         ----         ------         ----
                                                  $2,389         $396         $1,281         $254
                                                  ======         ====         ======         ====

Expense related to intangible assets subject to amortization for 2008 was $161. Estimated annual pretax expense for intangible assets subject to amortization for each of the next five years is $161 in 2009, $162 in 2010, $158 in 2011, $142 in 2012 and $129 in 2013.

DEBT & OTHER FINANCIAL INSTRUMENTS

Short-term debt of $812 at December 31, 2008 included $767 of short-term commercial paper for operations in the United States which had a weighted-average interest rate of 2.0%, $7 of other short-term debt in the United States, and $38 of short-term debt for operations outside the United States. Borrowings for operations outside the United States were largely denominated in local currencies. Operations outside the United States have available short-term lines of credit aggregating $437 from various banks worldwide.

A summary of long-term debt, including the current portion, follows:

                                                             2008     2007
                                                            ------   ------
E100 million floating rate notes due 2008
   (4.91% at December 31, 2007 - EURIBOR+0.375%)                     $  147
7.40% notes due 2009                                        $   15       15
Floating rate senior notes due 2009
   (2.88% at December 31, 2008 - LIBOR+0.08%)                  250      250
Floating rate senior note due 2010
   (2.44% at December 31, 2008 - LIBOR+0.25%)                  281      281
5.75% notes due 2012                                           300      300
7.58% notes due 2012                                            12       12
4.9% notes due 2013
   ($50 converted to floating rate by interest rate
   swap)                                                       300
5.80% notes due 2013                                             7        7
12.5% British Pound debentures due 2014                          8       12
4.65% notes due 2015
   ($50 converted to floating rate by interest rate
   swap)                                                       100      100
5.3% notes due 2017                                            250      250
7.09% notes due 2018                                            25       25
6.89% notes due 2018                                             6        6
7.07% notes due 2018                                             2        2
6.875% notes due 2018                                            3        3
5.6% notes due 2018
   ($325 converted to floating rate by interest rate swap)     450
4.215% Japan Yen notes due 2018                                110
8-7/8% debentures due 2019
   ($25 converted to floating rate by interest rate
   swap)                                                        38       38
8.10% debentures due 2022                                      100      100
7.625% debentures due 2024
   ($25 converted to floating rate by interest rate
   swap)                                                        66       66
6-1/2% debentures due 2025                                     145      145
7.875% debentures due 2026                                      72       72
7.65% debentures due 2029
   ($50 converted to floating rate by interest rate
   swap)                                                       200      200
5.45% debentures due 2034
   ($25 converted to floating rate by interest rate
   swap)                                                       150      150
5.25% notes due 2035                                            72       72
5.8% notes due 2037                                            240      240
Other                                                          257       99
                                                            ------   ------
Total long-term debt                                         3,459    2,592
Less current portion of long-term debt                        (269)    (160)
                                                            ------   ------
Long-term debt less current portion                         $3,190   $2,432
                                                            ======   ======

In February 2008, Eaton borrowed $250 under a 364-day $3.0 billion revolving credit agreement to partially finance the acquisition of Phoenixtec. In April 2008, Eaton borrowed E1.33 billion under the revolving credit agreement to finance the acquisition of Moeller. In order to refinance this debt, Eaton sold
18.678 million of its Common Shares in a public offering in the second quarter of 2008, resulting in net cash proceeds of $1.522 billion. In May 2008, Eaton issued $300 of 4.9% notes due in 2013 and $450 of 5.6% notes due in 2018. The cash proceeds from the sale of the Common Shares and from the issuance of the notes were used to repay borrowings incurred to fund the acquisitions of Moeller and Phoenixtec, and to repay commercial paper issued under the $3.0 billion revolving credit agreement. Subsequently, in May 2008 Eaton terminated the $3.0 billion revolving credit agreement.

In May 2008, Eaton entered into a new $500 revolving credit facility. The facility replaced the existing $300 facility that expired in May 2008. The facility increased Eaton's United States long-term revolving credit facilities with banks to $1.7 billion, of which $700 expire in 2010, $500 in 2011 and $500 in 2013. These revolving credit facilities support Eaton's commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at December 31, 2008.

The $281 Floating Rate Senior Note due 2010 was issued by a subsidiary of Eaton in order to refinance short-term borrowings related to the acquisition of Argo-Tech in 2007. As of December 31, 2008, the Note is no longer secured by the assets of any subsidiary and the Note does not restrict net assets of any subsidiary.

Aggregate mandatory annual maturities of long-term debt for each of the next five years are $269 in 2009, $281 in 2010, $0 in 2011, $312 in 2012 and $307 in
2013. Interest paid was $206 in 2008, $204 in 2007 and $151 in 2006.

Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk. These interest rate swaps are accounted for as fair value hedges of certain long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt above. A summary of interest rate swaps outstanding at December 31, 2008, follows:

                  Interest rates at December 31, 2008
           -------------------------------------------------
             Fixed    Floating
           interest   interest
Notional     rate       rate         Basis for contracted
 Amount    received     paid     floating interest rate paid
--------   --------   --------   ---------------------------
  $ 50       4.90%      3.32%        6 month LIBOR+0.73%
  $ 50       4.65%      2.48%        6 month LIBOR+0.16%
  $325       5.60%      3.82%        6 month LIBOR+1.22%
  $ 25       8.88%      6.17%        6 month LIBOR+3.84%
  $ 25       7.63%      6.31%        6 month LIBOR+2.48%
  $ 50       7.65%      5.16%        6 month LIBOR+2.57%
  $ 25       5.45%      4.65%        6 month LIBOR+0.28%

The carrying values of short-term debt on the balance sheet approximated estimated fair value. Long-term debt and current portion of long-term debt had a carrying value of $3,459 and fair value of $3,427 at December 31, 2008 compared to $2,592 and $2,661 at the end of 2007.

RETIREMENT BENEFIT PLANS

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 158

On December 31, 2006, Eaton adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 required employers to recognize on their balance sheets the net amount by which pension and other postretirement benefit plan liabilities are overfunded or underfunded, with an offsetting adjustment to Accumulated other comprehensive loss in Shareholders' equity, net of income tax benefits. As a result of the adoption of SFAS No. 158, at December 31, 2006, Eaton recorded a non-cash charge in Accumulated other comprehensive loss in Shareholders' equity of $248 ($163 after-tax) for pension benefits and $238 ($119 after-tax) for other postretirement benefits as a one-time adjustment to initially apply the new Statement. Retirement benefit plan funding requirements are not affected by the recording of these charges. The adoption of SFAS No. 158 did not change the amounts recognized in the income statement as net periodic benefit cost.

In 2008, Eaton adopted the measurement date provision of SFAS No.158, which requires measurement of the funded status of all pension and other postretirement benefit plans to be as of the date of the year-end financial statements. Previously, the measurement date for Eaton's pension and other postretirement benefit plans was November 30. As a result of the change in measurement dates, in the fourth quarter of 2008, Eaton recorded a charge to retained earnings of $19 for one month of costs ($11 after-tax) related to pension benefits and other postretirement benefits with no corresponding adjustment to net income.

RETIREMENT BENEFIT PLAN LIABILITIES & ASSETS

Eaton has defined benefit pension plans and other postretirement benefit plans. Components of plan obligations and assets, and recorded liabilities and assets, follow:

                                                                     Other postretirement
                                              Pension liabilities        liabilities
                                            ----------------------   --------------------
                                                2008      2007         2008       2007
                                            ----------   ---------   -------   ----------
Changes in benefit obligation
   Benefit obligation at the beginning
      of the year                            $(3,092)     $(3,125)    $(859)     $(854)
   Service cost                                 (137)        (147)      (15)       (15)
   Interest cost                                (190)        (163)      (49)       (47)
   Actuarial gain                                 67          175        58          3
   Benefits paid                                 287          247        87         90
   Prescription drug subsidy received                                    (8)        (7)
   Foreign currency translation                  239          (57)        4         (3)
   Business acquisitions                        (419)         (29)                 (26)
   Other                                         (43)           7         3
                                             -------      -------     ------     -----
Benefit obligation at the end of the year     (3,288)      (3,092)     (779)      (859)
                                             -------      -------     ------     -----
Change in plan assets
   Fair value of plan assets
     at the beginning of the year              2,403        2,173
   Actual return on plan assets                 (641)         194
   Employer contributions                        217          216        87         90
   Benefits paid                                (287)        (247)      (87)       (90)
   Foreign currency translation                 (214)          33
   Business acquisitions                         171           26
   Other                                          25            8
                                             -------      -------     ------     -----
Fair value of plan assets at the end of
   the year                                    1,674        2,403
                                             -------      -------     ------     -----
Funded status                                 (1,614)        (689)     (779)      (859)
Contributions after measurement date                            7                    5
                                             -------      -------     ------     -----
Amount recognized in the Consolidated
Balance Sheet                                $(1,614)     $  (682)    $(779)     $(854)
                                             =======      =======     ======     =====

Amounts recognized in the Consolidated Balance Sheet follow:

                                                                     Other postretirement
                                              Pension liabilities        liabilities
                                            ----------------------   -------   ----------
                                              2008          2007       2008       2007
                                            ----------   ---------   -------   ----------
Non-current assets                           $    67       $  10
Current liabilities                              (31)        (11)     $ (76)      $ (82)
Non-current liabilities                       (1,650)       (681)      (703)       (772)
                                             -------       -----      -----       -----
Amount recognized in the Consolidated
Balance Sheet                                $(1,614)      $(682)     $(779)      $(854)
                                             =======       =====      =====       =====

Amounts recognized in Accumulated other comprehensive loss follow:

                                                                     Other postretirement
                                              Pension liabilities        liabilities
                                            ----------------------   -------   ----------
                                              2008          2007       2008       2007
                                            ----------   ---------   -------   ----------
Net actuarial loss                            $1,410        $764       $159       $232
Prior service cost (credit)                        3           3        (13)        (6)
                                              ------        ----       ----       ----
                                              $1,413        $767       $146       $226
                                              ======        ====       ====       ====

Changes in pension plan assets and benefit liabilities recognized in Accumulated other comprehensive loss in Shareholders' equity follow:

                                                         2008     2007
                                                        ------   ------
Accumulated other comprehensive loss at the beginning
of the year                                             $  767   $1,074
   Prior service cost arising during the year                4      (15)
   Net loss (gain) arising during the year                 772     (190)
   Foreign currency translation                            (44)      13
   Less amounts included in costs during the year          (83)    (115)
   Other                                                    (3)
                                                        ------   ------
Net change for the year                                    646     (307)
                                                        ------   ------
Accumulated other comprehensive loss at the end of
   the year                                             $1,413   $  767
                                                        ======   ======

Changes in other postretirement benefit liabilities recognized in Accumulated other comprehensive loss in Shareholders' equity follow:

                                                         2008     2007
                                                        ------   ------
Accumulated other comprehensive loss at the beginning
of the year                                              $226     $238
   Prior service cost arising during the year              (8)
   Net (gain) arising during the year                     (58)      (3)
   Foreign currency translation                            (3)       2
   Less amounts included in costs during the year         (11)     (11)
                                                         ----     ----
Net change for the year                                   (80)     (12)
                                                         ----     ----
Accumulated other comprehensive loss at the end of
   the year                                              $146     $226
                                                         ====     ====

PENSION PLANS

Assumptions used to determine pension benefit obligations and costs follow:

                                                     United States &
                                                    Non-United States
                                 United States      plans (weighted-
                                     plans              average)
                              ------------------   ------------------
                              2008   2007   2006   2008   2007   2006
                              ----   ----   ----   ----   ----   ----
Assumptions used to
determine benefit
obligation at year-end
   Discount rate              6.30%  6.00%  5.60%  6.29%  5.96%  5.39%
   Rate of compensation
      increase                3.50%  3.50%  3.50%  3.61%  3.68%  3.67%
Assumptions used to
determine cost
   Discount rate              6.00%  5.60%  5.75%  5.96%  5.39%  5.51%
   Expected long-term
      return on plan assets   8.95%  8.75%  8.75%  8.44%  8.31%  8.35%
   Rate of compensation
      increase                3.50%  3.50%  3.50%  3.68%  3.67%  3.67%

The expected long-term rate of return on pension assets was determined separately for each country and reflects long-term historical data taking into account each plan's target asset allocation.

The components of pension benefit cost for continuing operations recorded in the Statements of Consolidated Income follow:

                                     2008     2007    2006
                                    ------   -----   -----
Service cost                        $(137)   $(147)  $(142)
Interest cost                        (190)    (163)   (147)
Expected return on plan assets        198      179     166
Amortization                          (49)     (74)    (67)
                                    -----    -----   -----
                                     (178)    (205)   (190)
Curtailment loss                       (1)      (1)    (10)
Settlement loss                       (35)     (41)    (41)
                                    -----    -----   -----
Costs recorded in the Statements
   of Consolidated Income           $(214)   $(247)  $(241)
                                    =====    =====   =====

The estimated net loss and prior service cost for the defined benefit pension plans that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2009 are $90 and $1, respectively.

The total accumulated benefit obligation for all pension plans at December 31, 2008 was $3,083 and at December 31, 2007 was $2,874. The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

                                     2008     2007
                                    ------   ------
Projected benefit obligation        $2,819   $2,309
Accumulated benefit obligation       2,663    2,182
Fair value of plan assets            1,168    1,642

United States pension plans represent 65% and 68% of benefit obligations at December 31, 2008 and 2007, respectively.

The weighted-average pension plan asset allocations by asset category at December 31, 2008 and 2007 are as follows:

                                     2008     2007
                                    ------   ------
Equity securities                      70%      80%
Debt securities                        24%      18%
Other                                   6%       2%
                                      ---      ---
                                      100%     100%
                                      ===      ===

Investment policies and strategies are developed on a country specific basis. The United States plan represents 59% of worldwide pension assets and its target allocation is 85% equity securities and 15% debt securities and other, including cash equivalents. The United Kingdom plan represents 33% of worldwide pension assets and its target allocation is up to 64% equity securities with the remainder in debt securities.

Contributions to pension plans that Eaton expects to make in 2009, and made in 2008, 2007 and 2006, follow:

                                    2009   2008   2007   2006
                                    ----   ----   ----   ----
United States                       $190   $115   $150   $100
Other                                 81     95     70     62
                                    ----   ----   ----   ----
                                    $271   $210   $220   $162
                                    ====   ====   ====   ====

At December 31, 2008, expected pension benefit payments for each of the next five years and the five years thereafter in the aggregate are, $230 in 2009, $237 in 2010, $251 in 2011, $266 in 2012, $277 in 2013 and $1,608 in 2014-2018.

The Company also has various defined-contribution benefit plans, primarily consisting of the Eaton Savings Plan in the United States. Total contributions related to these plans are charged to expense and were $64 in 2008, $59 in 2007, and $55 in 2006.

OTHER POSTRETIREMENT BENEFIT PLANS

Assumptions used to determine other postretirement benefit obligations and cost follow:

                                                            2008   2007   2006
                                                            ----   ----   ----
Assumptions used to determine benefit obligation
at year-end
   Discount rate                                            6.30%  6.00%  5.60%
   Health care cost trend rate assumed for next year        8.25%  8.30%  8.80%
   Ultimate health care cost trend rate                     4.75%  4.75%  4.75%
   Year ultimate health care cost trend rate is achieved    2017   2015   2014

Assumptions used to determine cost
   Discount rate                                            6.00%  5.60%  5.75%
   Initial health care cost trend rate                      8.30%  8.80%  9.60%
   Ultimate health care cost trend rate                     4.75%  4.75%  4.75%
   Year ultimate health care cost trend rate is achieved    2015   2014   2014

The components of other postretirement benefits cost for continuing operations recorded in the Statements of Consolidated Income follow:

                                                            2008   2007   2006
                                                            ----   ----   ----
Service cost                                                $(15)  $(15)  $(17)
Interest cost                                                (49)   (47)   (45)
Amortization                                                 (11)   (11)   (11)
                                                            ----   ----   ----
                                                             (75)   (73)   (73)
Curtailment loss                                                            (2)
                                                            ----   ----   ----
Costs recorded in the Statements of Consolidated
Income                                                      $(75)  $(73)  $(75)
                                                            ====   ====   ====

Estimated net loss and prior service cost (credit) for other postretirement benefit plans that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2009 are $6 and $(2), respectively.

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

                                  1% Increase   1% Decrease
                                  -----------   -----------
Effect on total service and
   interest cost                      $ 2          $ (2)
Effect on other postretirement
   liabilities                         21           (20)

At December 31, 2008, expected other postretirement benefit payments for each of the next five years and the five years thereafter in the aggregate are $87 in 2009, $86 in 2010, $91 in 2011, $88 in 2012, $86 in 2013 and $364 in 2014-2018.
The expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which would reduce the other postretirement benefit payments listed above for each of the next five years and the five years thereafter in the aggregate are, $9 in 2009, 2010 and 2011, $10 in 2012 and 2013, and $50 in 2014-2018.

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

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be incurred over a period of several years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs when it is probable that a liability has been incurred. The Consolidated Balance Sheet included a liability for these costs of $85 at December 31, 2008 and $64 at December 31, 2007.

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

SHAREHOLDERS' EQUITY

There are 500 million Common Shares authorized ($.50 par value per share), 165.0 million of which were issued and outstanding at year-end 2008. At December 31, 2008, there were 8,548 holders of record of Common Shares. Additionally, 19,987 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP) and Eaton Electrical de Puerto Rico Inc. Retirement Savings Plan.

In the second quarter of 2008, Eaton sold 18.678 million of its Common Shares in a public offering, resulting in net cash proceeds of $1.522 billion. The cash proceeds from the sale of the Common Shares were used to repay borrowings incurred to fund the acquisitions of Moeller and Phoenixtec, and to repay commercial paper issued under the backstop provided by a $3.0 billion revolving credit agreement that Eaton terminated in May 2008.

On January 22, 2007, Eaton announced that it had authorized a new 10 million Common Shares repurchase program. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company's Common Shares, the Company's capital levels and other considerations. The number of Common Shares repurchased in the open market and total cost, follows:

                                    Shares
(Shares in millions)              repurchased      Cost
------------------------------    -----------   -----------
2008                                 1.420          $100
2007                                 4.092           340
2006                                 5.286           386

The number of stock options exercised and the resulting cash proceeds follows:

                       Stock options     Cash
(Shares in millions)     exercised     proceeds
--------------------   -------------   --------
2008                       1.240         $ 47
2007                       3.713          141
2006                       3.083          108

Eaton has plans that permit certain employees and directors to defer a portion of their compensation. The Company has deposited $24 of Common Shares and marketable securities into a trust at December 31, 2008 to fund a portion of these liabilities. The marketable securities were included in Other assets and the Common Shares were included in Shareholders' equity at historical cost.

STOCK OPTIONS

Under various plans, stock options have been granted to certain employees and directors to purchase Common Shares at prices equal to fair market value on the date of grant. Substantially all of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant. Beginning in 2006, in accordance with SFAS No. 123(R), "Share-Based Payment", compensation expense is recorded for stock options and includes expense for all options granted prior to but not yet vested as of the end of 2005, and expense for options granted beginning in 2006, based on the fair value of the options at the date of grant. Expense is recognized on a straight-line basis over the period the employee or director is required to provide service in exchange for the award.

The fair value of stock options granted was estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

                                           2008          2007          2006
                                       -----------   -----------   -----------
Expected volatility                      27% to 22%           22%           25%
Expected option life in years                  5.5             5             5
Expected dividend yield                        2.0%          2.0%          2.0%
Risk-free interest rate                3.6% to 1.7%  4.0% to 4.9%  4.3% to 5.0%
Weighted-average fair value of stock
options granted                             $16.59        $17.79        $16.80

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

A summary of stock option activity for 2008 follows:

                                                           Weighted-
                                   Weighted-                average
                                    average                remaining     Aggregate
                                   price per              contractual    intrinsic
(Shares in millions)                option     Options   life in years     value
--------------------               ---------   -------   -------------   ---------
Outstanding at January 1, 2008       $56.83     11.2
Granted                               82.75      1.9
Exercised                             39.68     (1.2)
Canceled                              78.79     (0.3)
                                                ----
Outstanding at December 31, 2008     $62.61     11.6          6.0           $45
                                                ====

Exercisable at December 31, 2008     $54.43      7.9          4.9           $45
Reserved for future grants at
    December 31, 2008                            2.6

The aggregate intrinsic value in the table above represents the total pretax difference between the $49.71 closing price of Eaton Common Shares on the last trading day of 2008 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. Under SFAS No. 123(R), the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's Common Shares.

Information related to stock options follows:

                                                                 2008   2007   2006
                                                                 ----   ----   ----
Pretax expense for stock options                                  $29   $ 30   $ 27
After-tax expense for stock options                                20     21     20
Proceeds from stock options exercised                              47    141    108
Income tax benefits related to stock options exercised
   Reported in operating activities in statement of cash flows      4     11      8
   Reported in financing activities in statement of cash flows     13     42     28
Intrinsic value of stock options exercised                         52    163    102
Total fair value of stock options vesting                          31     31     29

As of December 31, 2008, the total compensation expense not yet recognized related to nonvested stock options was $39, and the weighted-average period in which the expense is expected to be recognized is 1.5 years.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheet follow:

                                                                  2008     2007
                                                                -------   -----
Foreign currency translation and related hedging instruments
   (net of income tax benefits of $77 in 2008 and $8 in 2007)   $  (532)  $ 190
Deferred loss on cash flow hedges (net of income tax
   benefits of $16 in 2008 and $4 in 2007)                          (29)     (6)
Pensions (net of income tax benefits of $501 in 2008
   and $274 in 2007)                                               (912)   (493)
Other postretirement benefits (net of income tax benefits of
   $81 in 2008 and $112 in 2007)                                    (65)   (114)
                                                                -------   -----
Accumulated other comprehensive loss at the end of the year     $(1,538)  $(423)
                                                                =======   =====

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

                        Income from continuing
                    operations before income taxes
                    ------------------------------
                         2008     2007    2006
                        ------   ------   ----
United States           $  118   $   52   $150
Non-United States        1,010      989    819
                        ------   ------   ----
                        $1,128   $1,041   $969
                        ======   ======   ====

                                  Income tax expense for
                                   continuing operations
                                  ----------------------
                                    2008   2007   2006
                                   -----   ----   ----
Current
   United States
      Federal                      $  36   $  7   $ 13
      State & local                    4      9     (9)
   Non-United States                 219    140      9
                                   -----   ----   ----
                                     259    156     13
                                   -----   ----   ----
Deferred
   United States
      Federal                        (17)   (15)    25
      State & local                  (29)   (20)    24
      Change in state and local
         valuation allowance         (13)
   Non-United States
      Local expense                  (96)   (39)    10
      Change in valuation
         allowance                   (31)
                                   -----   ----   ----
                                    (186)   (74)    59
                                   -----   ----   ----
                                   $  73   $ 82   $ 72
                                   =====   ====   ====

Reconciliations of income taxes from the United States Federal statutory rate to the effective income tax rate for continuing operations follow:

                                                    2008    2007    2006
                                                   -----   -----   -----
Income taxes at the United States statutory rate    35.0%   35.0%   35.0%
United States state & local income taxes             0.3%    0.2%    1.6%
Other United States-net                             (0.4)%  (1.5)%  (1.0)%
Non-United States operations (earnings taxed
   at other than United States tax rate)           (18.9)% (20.3)% (18.9)%
Adjustments to worldwide tax liabilities and
   valuation allowances                             (9.6)%  (5.5)%  (9.3)%
                                                   -----   -----   -----
                                                     6.4%    7.9%    7.4%
                                                   =====   =====   =====

In 2008, 2007 and 2006, Eaton recognized income tax benefits of $108, $57 and $90, respectively, which represented adjustments to worldwide tax liabilities and valuation allowances. The 2008 income tax benefits reduced the effective income tax rate for 2008 from 16.0% to 6.4%. The 2008 benefits resulted from multiple income tax items including a benefit of $44 related to the consolidation of various legal entities and the recognition of $25 of tax credits related to the transfer of operations from Massa, Italy. The 2007 income tax benefits reduced the effective income tax rate for 2007 from 13.4% to 7.9%. The 2007 income tax benefits resulted from multiple income tax items. Included in the tax benefits were a $14 benefit from changes to state tax laws and a favorable revaluation of worldwide deferred tax assets. The income tax benefits for 2006 reduced the effective income tax rate for 2006 from 16.7% to 7.4%.

Significant components of current and long-term deferred income taxes follow:

                                                2008                    2007
                                       ---------------------   ---------------------
                                                  Long-term               Long-term
                                       Current     assets &    Current     assets &
                                        assets   liabilities    assets   liabilities
                                       -------   -----------   -------   -----------
Accruals & other adjustments
   Employee benefits                    $  57       $ 821       $  85        $588
   Depreciation & amortization             (3)       (692)                   (461)
   Other accruals & adjustments           185         100         224         100
Other items                                            (5)                    (10)
United States Federal income tax
   credit carryforwards                               122                      75
United States state & local tax loss
   carryforwards and tax credit
   carryforwards                                      104                      96
Non-United States tax loss
   carryforwards                                      206                      82
Non-United States income tax
   credit carryforwards                                52                      55
Valuation allowance                                  (280)        (18)       (251)
                                        -----       -----       -----        ----
                                        $ 239       $ 428       $ 291        $274
                                        =====       =====       =====        ====

At the end of 2008, United States Federal income tax credit carryforwards of $122 were available to reduce future Federal income tax liabilities. These credits include $2 that expire in 2017, $17 that expire in 2018, $51 that expire in 2025 through 2028, and $52 of which are not subject to expiration. A valuation allowance of $10 has been recorded for these income tax credit carryforwards. United States state and local tax loss carryforwards with a future tax benefit of $60 are also available at the end of 2008. Their expiration dates are $11 in 2009 through 2013, $9 in 2014 through 2018, $20 in 2019 through 2023, and $20 in 2024 through 2028. A valuation allowance of $45 has been recorded for these tax loss carryforwards. There are also United States state and local tax credit carryforwards with a future tax benefit of $44 available at the end of 2008. Their expiration dates are $10 in 2009 through 2013, $17 in 2014 through 2018, $8 in 2019 through 2023, and $9 in 2024 through
2028. A valuation allowance of $31 has been recorded for these tax credit carryforwards.

At December 31, 2008, certain non-United States subsidiaries had tax loss carryforwards aggregating $740 that are available to offset future taxable income. Carryforwards of $203 expire at various dates from 2009 through 2028 and the balance has no expiration date. A deferred tax asset of $206 has been recorded for these tax loss carryforwards and a valuation allowance of $171 has also been recorded for these tax loss carryforwards. Tax credits at non-United States subsidiaries of $52 were available to reduce future income tax liabilities. These credits include $3 that will expire in 2015, $41 that will expire in 2016, and $8 that are not subject to limitation. A valuation allowance of $23 has been recorded for these income tax credits.

With limited exceptions, no provision has been made for income taxes on undistributed earnings of non-United States subsidiaries of $4,311 at December 31, 2008, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

Worldwide income tax payments were $185 in 2008, $141 in 2007 and $129 in 2006.

UNRECOGNIZED INCOME TAX BENEFITS

Effective January 1, 2007, Eaton adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of income tax positions taken, or expected to be taken, in an income tax return. FIN No. 48 also changes the disclosure standards for income taxes. Eaton's historical policy has been to enter into tax planning strategies only if it is more likely than not that the benefit would be sustained upon audit. For example, the Company does not enter into any of the Internal Revenue Service
(IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4. The net income tax assets recognized under FIN No. 48 at January 1, 2007 did not differ from the net assets recognized before adoption, and, therefore, the Company did not record a cumulative-effect adjustment related to the adoption of FIN No. 48.

A summary of gross unrecognized income tax assets follows:

                                                                             2008   2007
                                                                             ----   ----
Unrecognized income tax assets at the beginning of the year                  $ 96   $ 93
Increases and decreases as a result of positions taken during prior years:
   Transfers from (to) valuation allowances                                    (2)    10
   Other increases                                                             11      4
   Other decreases, including foreign currency translation                    (18)   (26)
Balances related to acquired businesses                                        30
Increases as a result of positions taken during the current year               35     33
Decreases relating to settlements with tax authorities                               (18)
Decreases as a result of a lapse of the applicable statute of limitations     (13)
                                                                             ----   ----
Unrecognized income tax assets at the end of the year                        $139   $ 96
                                                                             ====   ====

If all of the gross unrecognized tax assets were recorded, the net impact on the effective income tax rate would be $118.

The Company recognizes interest and penalties related to unrecognized income tax assets in the provision for income tax expense. The Company has accrued penalties in jurisdictions where they are automatically applied to any deficiency, regardless of the merit of the position. As of the adoption of FIN No. 48, the Company had accrued approximately $23 for the payment of interest and penalties and at year end 2007, $20 was accrued. As of December 31, 2008, the Company had accrued approximately $38 for the payment of worldwide interest and penalties.

The resolution of the majority of the Company's unrecognized income tax assets is dependent on uncontrollable factors such as law changes; new case law; the willingness of the income tax authority to settle the issue, including the timing thereof; and other factors. Therefore, for the majority of unrecognized income tax assets, it is not reasonably possible to estimate the increase or decrease in the next 12 months. For each of the unrecognized income tax assets where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.

The Company or its subsidiaries file income tax returns in the United States and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) is currently in the process of conducting an examination of the Company's U.S. income tax returns for 2005 and 2006. The Company is also under examination for the income tax filings in various state and foreign jurisdictions. With only a few exceptions, the Company is no longer subject to state and local income tax examinations for years before 2005, or foreign examinations for years before 2003. The Company does not anticipate any adjustments that would result in a material change in financial position.

OTHER INFORMATION

ACCOUNTS RECEIVABLE

Accounts receivable were net of an allowance for doubtful accounts of $38 at December 31, 2008 and $23 at December 31, 2007.

INVENTORIES

The components of inventories follow:

                                 2008     2007
                                ------   ------
Raw materials                   $  683   $  674
Work-in-process                    285      384
Finished goods                     702      533
                                ------   ------
Inventories at FIFO              1,670    1,591
Excess of FIFO over LIFO cost     (116)    (108)
                                ------   ------
                                $1,554   $1,483
                                ======   ======

Inventories at FIFO accounted for using the LIFO method were 43% and 42% at the end of 2008 and 2007, respectively.

WARRANTY LIABILITIES

A summary of the current and long-term liabilities for warranties follows:

                                        2008   2007   2006
                                       -----   ----   ----
Balance at the beginning of the year   $ 167   $176   $157
Current year provision                    95     57     91
Business acquisitions                     13      7      1
Claims paid/satisfied                   (108)   (73)   (83)
Other                                     (2)           10
                                       -----   ----   ----
Balance at the end of the year         $ 165   $167   $176
                                       =====   ====   ====

LEASE COMMITMENTS

Eaton leases certain real properties and equipment. Minimum rental commitments at December 31, 2008 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate were, $117 in 2009, $97 in 2010, $73 in 2011, $50 in 2012, $36 in 2013 and $54 thereafter.

Rental expense of continuing operations was $173 in 2008, $133 in 2007, and $123 in 2006.

NET INCOME PER COMMON SHARE

A summary of the calculation of net income per Common Share assuming dilution and basic follows:

(Shares in millions)                             2008     2007     2006
--------------------                            ------   ------   ------
Income from continuing operations               $1,055   $  959   $  897
Income from discontinued operations                  3       35       53
                                                ------   ------   ------
Net income                                      $1,058   $  994   $  950
                                                ======   ======   ======
Average number of Common Shares
   outstanding assuming dilution                 162.3    150.3    152.9
Less dilutive effect of stock options              2.1      3.0      2.7
                                                ------   ------   ------
Average number of Common Shares
   outstanding basic                             160.2    147.3    150.2
                                                ======   ======   ======
Net income per Common Share assuming dilution
   Continuing operations                        $ 6.50   $ 6.38   $ 5.87
   Discontinued operations                         .02      .24      .35
                                                ------   ------   ------
                                                $ 6.52   $ 6.62   $ 6.22
                                                ======   ======   ======
Net income per Common Share basic
   Continuing operations                        $ 6.58   $ 6.51   $ 5.97
   Discontinued operations                         .02      .24      .35
                                                ------   ------   ------
                                                $ 6.60   $ 6.75   $ 6.32
                                                ======   ======   ======

FINANCIAL ASSETS & LIABILITIES MEASURED AT FAIR VALUE

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value for financial and non-financial assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to other accounting pronouncements that require or permit fair value measurements. In 2008, Eaton adopted the provisions of SFAS No. 157 for financial assets and liabilities and for non-financial assets recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These primarily included short and long-term investments, derivative financial instruments, assets related to defined benefit pension plans, and financial assets and liabilities related to acquired businesses. The adoption of this Statement in 2008 had an immaterial effect on Eaton's consolidated financial position and results of operations. A summary of financial assets and liabilities that were measured at fair value at December 31, 2008, follows:

                                                               Fair value measurement used
                                                      --------------------------------------------
                                                      Quoted prices   Quoted prices
                                                        in active       in active
                                                       markets for     markets for        Other
                                                        identical        similar      unobservable
                                           Recorded    instruments     instruments       inputs
                                             value     (Level 1)        (Level 2)       (Level 3)
                                           --------   -------------   -------------   ------------
Cash                                        $ 188          $188
Short-term investments                        342           342
Foreign currency forward exchange
   contracts                                   10                         $ 10
Commodity contracts                           (25)                         (25)
Fixed-to-floating interest rate swaps          93                           93
Long-term debt converted to floating
   interest rates by interest rate swaps      (93)                         (93)
                                            -----          ----           ----            ----
                                            $ 515          $530           $(15)           $
                                            =====          ====           ====            ====

Assets of $1,674 related to defined benefit pension plans were also measured at fair value at December 31, 2008.

The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments, including consideration of the creditworthiness of the counterparties related to the instruments.

In 2009, Eaton must adopt the provisions of SFAS No. 157 for other non-financial assets and liabilities, primarily goodwill, intangible assets, non-financial assets and liabilities related to acquired businesses, and impairment and restructuring activities. The Company expects that this Statement will not have a material effect on its consolidated financial position or results of operations in 2009.

BUSINESS SEGMENT & GEOGRAPHIC REGION INFORMATION

Eaton Corporation is a diversified power management company with 2008 sales of $15.4 billion. Eaton is a global technology leader in: electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 75,000 employees and sells products to customers in more than 150 countries.

In the first quarter of 2008, Eaton realigned its business segment financial reporting structure. The Fluid Power segment was realigned into the Hydraulics segment and the Aerospace segment. The Electrical and Truck segments continued as individual reporting segments and the automotive fluid connectors business was transferred to the Automotive segment from Fluid Power. Accordingly, business segment information for prior years has been restated to conform to the current year's presentation. The realignment of the business segments did not affect net income for any of the periods presented.

ELECTRICAL

The Electrical segment is a global leader in electrical control, power distribution, uninterruptible power supply (UPS) systems and industrial automation products and services. Products include circuit breakers, switchgear, UPS systems, power distribution units, panelboards, loadcenters, motor controls, meters, sensors and relays. The principal markets for the Electrical segment are industrial, institutional, government, utility, commercial, residential, IT, mission critical and original equipment manufacturer customers. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals and factories. These customers are generally concentrated in North America, Europe and Asia Pacific; however, sales are made globally. Sales in the Electrical segment are made directly and indirectly through distributors, resellers, and manufacturers representatives to these customers.

HYDRAULICS

The Hydraulics segment is a worldwide leader in reliable, high-efficiency hydraulic components and systems for use in mobile and industrial markets. Eaton offers a wide range of power products including pumps, motors and hydraulic power units; a broad range of controls and sensing products, including valves, cylinders and electronic controls; a full range of fluid conveyance products, including industrial and hydraulic hose, fittings, and assemblies, thermoplastic hose and tubing, couplings, connectors, and assembly equipment; filtration systems solutions; heavy-duty drum and disc brakes; and golf grips. The principal market segments for Hydraulics include oil and gas, renewable energy, marine, agriculture, construction, mining, forestry, utility, material handling, truck and bus, machine tool, molding, primary metals, power generation, and entertainment. Key manufacturers in these markets and other customers are located globally, and these products are sold and serviced through a variety of channels.

AEROSPACE

The Aerospace segment is a leading global supplier to the commercial and military aviation and aerospace industries. Products include hydraulic power generation systems for aerospace applications, including pumps, motors, hydraulic power units, hose and fittings, electro-hydraulic pumps and power and load management systems; controls and sensing products, including valves, cylinders, electronic controls, electromechanical actuators, sensors, displays and panels, aircraft flap and slat systems and nose wheel steering systems; fluid conveyance products, including hose, thermoplastic tubing, fittings, adapters, couplings, sealing and ducting; and fuel systems, including fuel pumps, sensors, valves, adapters and regulators. The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers. These manufacturers and other customers operate globally, and these products are sold and serviced through a variety of channels.

TRUCK

The Truck segment is a leader in the design, manufacture and marketing of a complete line of powertrain systems and components for commercial vehicles. Products include transmissions, clutches and hybrid electric power systems. The principal markets for the Truck segment are original equipment manufacturers and after-market customers of heavy-, medium- and light-duty trucks and passenger cars. These manufacturers and other customers are located globally, and most sales of these products are made directly to these customers.

AUTOMOTIVE

The Automotive segment is a leading supplier of critical components that reduce emissions and fuel consumption and improve stability and performance of cars, light trucks and commercial vehicles. Products include superchargers, engine valves and valve actuation systems, cylinder heads, locking and limited slip differentials, transmission controls, engine controls, fuel vapor components, compressor control clutches for mobile refrigeration, fluid connectors and hoses for air conditioning and power steering, decorative spoilers, underhood plastic components, fluid conveyance products including, hose, thermoplastic tubing, fittings, adapters, couplings and sealing products to the global automotive industry. The principal markets for the Automotive segment are original equipment manufacturers and aftermarket customers of light-duty trucks and passenger cars. These manufacturers and other customers are located globally, and most sales of these products are made directly to these customers.

OTHER INFORMATION

No single customer represented more than 10% of net sales in 2008, 2007 or 2006. Sales from United States operations to customers in foreign countries were $1,153 in 2008, $986 in 2007 and $988 in 2006 (8% of sales in 2008, 2007 and
2006).

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

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for purposes of business segment performance measurement, the Company does not allocate to the business segments items that are of a non-operating nature, or corporate organizational and functional expenses of a governance nature. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

GEOGRAPHIC REGION INFORMATION

Net sales and segment operating profit are measured based on the geographic location of the selling plant. Long-lived assets consist of property, plant and equipment-net.

                             Segment
                            operating   Long-lived
                Net sales     profit       assets
                ---------   ---------   ----------
2008
United States    $ 8,775     $ 1,136      $1,136
Canada               428          60          21
Europe             4,002         270         820
Latin America      1,455         160         250
Asia Pacific       1,963         179         412
Eliminations      (1,247)
                 -------                  ------
                 $15,376                  $2,639
                 =======                  ======
2007
United States    $ 8,556     $ 1,177      $1,161
Canada               371          54          20
Europe             2,624         166         592
Latin America      1,246         150         345
Asia Pacific       1,144         121         215
Eliminations        (908)
                 -------                  ------
                 $13,033                  $2,333
                 =======                  ======
2006
United States    $ 8,530     $ 1,146      $1,188
Canada               337          44          16
Europe             2,313          65         579
Latin America      1,090         120         318
Asia Pacific         888          93         170
Eliminations        (926)
                 -------                  ------
                 $12,232                  $2,271
                 =======                  ======

Business segment operating profit was reduced by acquisition integration charges as follows:

                2008   2007   2006
                ----   ----   ----
United States    $45    $27    $23
Europe            22     20      7
Latin America            12      6
Asia Pacific       9      5      4
                 ---    ---    ---
                 $76    $64    $40
                 ===    ===    ===

BUSINESS SEGMENT INFORMATION

                                                    2008      2007      2006
                                                  -------   -------   -------
NET SALES
Electrical                                        $ 6,920   $ 4,759   $ 4,184
Hydraulics                                          2,523     2,391     2,203
Aerospace                                           1,811     1,594     1,295
Truck                                               2,251     2,147     2,520
Automotive                                          1,871     2,142     2,030
                                                  -------   -------   -------
                                                  $15,376   $13,033   $12,232
                                                  =======   =======   =======
OPERATING PROFIT
Electrical                                        $   863   $   579   $   474
Hydraulics                                            285       265       221
Aerospace                                             283       233       182
Truck                                                 315       357       448
Automotive                                             59       234       143

CORPORATE
Amortization of intangible assets                    (161)      (79)      (51)
Interest expense-net                                 (157)     (147)     (105)
Minority interest                                     (12)      (14)      (10)
Pension & other postretirement benefit expense       (141)     (164)     (152)
Stock option expense                                  (29)      (30)      (27)
Contribution to Eaton Charitable Fund                           (16)
Other corporate expense-net                          (177)     (177)     (154)
                                                  -------   -------   -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES                                            1,128     1,041       969
Income taxes                                           73        82        72
                                                  -------   -------   -------
INCOME FROM CONTINUING OPERATIONS                   1,055       959       897
Income from discontinued operations                     3        35        53
                                                  -------   -------   -------
NET INCOME                                        $ 1,058   $   994   $   950
                                                  =======   =======   =======
Business segment operating profit was reduced
   by acquisition integration charges as
   follows:
      Electrical                                  $    47   $    12   $     7
      Hydraulics                                        6        12        11
      Aerospace                                        20        39        12
      Truck                                                                 5
      Automotive                                        3         1         5
                                                  -------   -------   -------
                                                  $    76   $    64   $    40
                                                  =======   =======   =======

BUSINESS SEGMENT INFORMATION

                                                 2008      2007      2006
                                               -------   -------   -------
IDENTIFIABLE ASSETS
Electrical                                     $ 3,055   $ 1,960   $ 1,669
Hydraulics                                       1,132     1,192     1,123
Aerospace                                          798       852       669
Truck                                              801       996     1,015
Automotive                                         947     1,145     1,105
                                               -------   -------   -------
                                                 6,733     6,145     5,581
Goodwill                                         5,232     3,982     3,034
Other intangible assets                          2,518     1,557       969
Corporate                                        2,172     1,746     1,833
                                               -------   -------   -------
Total assets                                   $16,655   $13,430   $11,417
                                               =======   =======   =======
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
Electrical                                     $   162   $    82   $    74
Hydraulics                                          54        56        83
Aerospace                                           23        39        25
Truck                                               69        62        66
Automotive                                          54        79        92
                                               -------   -------   -------
                                                   362       318       340
Corporate                                           86        36        20
                                               -------   -------   -------
                                               $   448   $   354   $   360
                                               =======   =======   =======
DEPRECIATION OF PROPERTY, PLANT & EQUIPMENT
Electrical                                     $   110   $    79   $    79
Hydraulics                                          59        62        63
Aerospace                                           27        26        24
Truck                                               89        84        77
Automotive                                          97        94        87
                                               -------   -------   -------
                                                   382       345       330
Corporate                                           27        23        22
                                               -------   -------   -------
                                               $   409   $   368   $   352
                                               =======   =======   =======

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
OPERATIONS

Millions of dollars unless indicated otherwise (per share data assume dilution)

OVERVIEW OF THE COMPANY

Eaton Corporation is a diversified power management company with 2008 sales of $15.4 billion. Eaton is a global technology leader in: electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. It has approximately 75,000 employees and sells products to customers in more than 150 countries.

In the first quarter of 2008, Eaton realigned its business segment financial reporting structure. The Fluid Power segment was realigned into the Hydraulics segment and the Aerospace segment. The Electrical and Truck segments continued as individual reporting segments and the automotive fluid connectors business was transferred to the Automotive segment from Fluid Power. Accordingly, business segment information for prior years has been restated to conform to the current year's presentation. The realignment of the segments did not affect net income for any of the periods presented.

The principal markets for the Electrical segment are industrial, institutional, government, utility, commercial, residential, IT, mission critical and original equipment manufacturer customers. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals and factories. Customers are generally concentrated in North America, Europe and Asia Pacific; however, sales are made globally. Sales are made directly and indirectly through distributors, resellers and manufacturers representatives to these customers.

The principal markets for the Hydraulics segment include oil and gas, renewable energy, marine, agriculture, construction, mining, forestry, utility, material handling, truck and bus, machine tools, molding, primary metals, power generation and entertainment. Customers are located globally, and products are sold and serviced through a variety of channels.

The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers. Customers are located globally, and products are sold and serviced through a variety of channels.

The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks and passenger cars. Customers are located globally, and most sales are made directly to these customers.

HIGHLIGHTS OF RESULTS FOR 2008

Eaton reported record sales of $15.4 billion in 2008, which grew 18% over 2007, and record net income of $1.06 billion, which rose 6% over 2007. Net income per Common Share was $6.52, a 1% decline from 2007 reflecting a higher number of average Common Shares outstanding in 2008 compared to 2007. Results for 2008 improved over 2007 despite the negative effect on Eaton's end markets of the turmoil in the world credit markets in 2008 and weaker than expected conditions in end markets that fell sharply in the fourth quarter of 2008.

The growth in financial results in 2008 was due in part to Eaton's improved business and geographic balance which allowed Eaton to grow despite downturns in certain end markets, especially in the fourth quarter of 2008. Eaton achieved a fundamental repositioning of the business in 2008, as seen by the fact that in the second half of 2008, the Electrical, Hydraulics and Aerospace businesses earned almost 90% of business segment operating profits. During 2008, sales and operating profits for the Electrical, Hydraulics, and Aerospace segments all increased compared to 2007 and were new all-time records, and operating margins for Electrical and Hydraulics in 2008 were also new records. Sales of the Truck segment increased in 2008 compared to 2007, while operating profit for this segment fell 12% in 2008 from 2007. The reduction in operating profit was primarily due to operating inefficiencies related to the inability to absorb fixed manufacturing costs resulting from volatility in end markets in 2008. Sales of the Automotive segment decreased 13% in 2008 from 2007, and operating profit fell 75% in 2008, due to declines in automotive unit production in North American and European end markets, especially in the fourth quarter of 2008, and expenses related to the closing of a plant in Massa, Italy announced in the fourth quarter of 2008.

The following are highlights of 2008:

                                                                     Increase/
                                                  2008      2007    (Decrease)
                                                -------   -------   ----------
Continuing operations
   Net sales                                    $15,376   $13,033       18%
   Gross profit                                   4,185     3,651       15%
      Percent of net sales                         27.2%     28.0%
   Income before income taxes                     1,128     1,041        8%
   Income after income taxes                    $ 1,055   $   959       10%
Income from discontinued operations                   3        35
                                                -------   -------
Net income                                      $ 1,058   $   994        6%
                                                =======   =======
Net income per Common Share assuming dilution
   Continuing operations                        $  6.50   $  6.38        2%
   Discontinued operations                          .02       .24
                                                -------   -------
                                                $  6.52   $  6.62      (1)%
                                                =======   =======

Return on Shareholders' equity                       17%       22%

Sales growth of 18% in 2008 over 2007 consisted of 14% from acquisitions of businesses, 3% from organic growth, and 1% from foreign exchange. Acquisitions of businesses were primarily The Moeller Group, acquired in April 2008; Phoenixtec, acquired in February 2008; and the MGE small systems UPS business, acquired in October 2007, all of which are included in the Electrical segment, along with the Argo-Tech aerospace business, acquired in March 2007. These acquisitions further increased the proportion of Eaton's sales outside of the United States. Organic growth included 2% from growth in end markets and 1% from outgrowing end markets.

Gross profit increased 15% in 2008 over 2007. This increase was primarily due to sales growth of 18% which included sales of acquired businesses; the benefits of integrating acquired businesses; and continued productivity improvements driven by the Eaton Business System (EBS). These increases in gross profit were partially offset by the impact of rising prices for raw materials, supplies and other commodities, and expense of $27 related to the announced closing in the fourth quarter of 2008 of the automotive engine valve lifters manufacturing plant in Massa, Italy.

Net income in 2008 increased 6% over 2007. The increase was primarily due to higher sales and the other factors that affected gross profit discussed above, along with lower income taxes. These increases were partially offset by increases in selling, administrative, research and development, and interest expenses resulting from the inclusions of Moeller and Phoenixtec, and higher levels of expenses to support sales from existing operations. In addition, a $20 after-tax gain on the sale of the Mirror Controls business was included in income from discontinued operations in 2007 that was not present in 2008. Net income per Common Share in 2008 decreased 1% from 2007 due to the factors that resulted in increased net income discussed above, offset by the increase in average shares outstanding resulting from the sale of 18.678 million Common Shares in the second quarter of 2008.

In 2008, Eaton acquired six businesses and entered into a joint venture in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. These acquisitions are summarized below:

- On October 2, 2008, Integ Holdings Limited, the parent company of Integrated Hydraulics Ltd., a U.K.-based manufacturer of screw-in cartridge valves, custom-engineered hydraulic valves and manifold systems, was acquired. The business had sales of $52 in 2007 and is included in the Hydraulics segment.

- Nittan Global Tech Co. Ltd., a joint venture, became operational on October 1, 2008. The new joint venture will manage the global design, manufacture and supply of engine valves and valve actuation products to Japanese and Korean automobile and engine manufacturers. In addition, during the second half of 2008, several related manufacturing joint ventures were established.

- On July 31, 2008, the Engine Valves Business of Kirloskar Oil Engines Ltd., an India-based designer, manufacturer and distributor of intake and exhaust valves for diesel and gasoline engines, was acquired. The business had sales of $5 in 2007 and is included in the Automotive segment.

- On July 31, 2008, PK Electronics, a Belgium-based distributor and service provider of single phase and three-phase uninterruptible power supply (UPS) systems, was acquired. This business had sales of $9 for 2007 and is included in the Electrical segment.

- On April 4, 2008, The Moeller Group, a Germany-based supplier of electrical components for commercial and residential building applications and industrial controls for industrial equipment applications, was acquired. The business had sales of E1.02 billion in 2007 and is included in the Electrical segment.

- On March 31, 2008, Balmen Electronic, S.L., a Spain-based distributor and service provider of uninterruptible power supply (UPS) systems, was acquired. The business had sales of $6 in 2007 and is included in the Electrical segment.

- On February 26, 2008, Phoenixtec Power Company Ltd., a Taiwan-based manufacturer of single and three-phase uninterruptible power supply (UPS) systems, was acquired. The business had sales of $515 in 2007 and is included in the Electrical segment.

Net cash provided by operating activities was $1,416 in 2008, an increase of $255 over $1,161 of net cash provided by operating activities in 2007. The increase in operating cash flows, which demonstrated the strength of the mix of Eaton's businesses, was primarily due to higher net income of $64, a $123 increase in non-cash depreciation and amortization related to businesses acquired, an increase of $66 in cash received from the termination of interest rate swaps, and $9 in lower working capital funding. These increases were partially offset by the year-over-year changes in non-cash expense for deferred income taxes of $174. Strong cash flow from operations allowed commercial paper to be reduced to $767 at the end of 2008 and allowed Eaton to end 2008 with cash and short-term investments that totaled $530.

Net working capital of $1,050 at year-end 2008 compared to $1,108 at year-end 2007, or a net reduction of $58. The reduction in net working capital was primarily due to the net $116 decrease in cash and short-term investments and the $109 increase in the current portion of long-term debt in 2008. These changes were partially offset by the $87 increase in accounts receivable and the $71 increase in inventories, which primarily resulted from the acquisitions of Moeller and Phoenixtec. The current ratio was 1.28 at December 31, 2008, almost the same as the ratio of 1.30 at year-end 2007.

In February 2008, Eaton borrowed $250 under a 364-day $3.0 billion revolving credit agreement to partially finance the acquisition of Phoenixtec. In April 2008, Eaton borrowed E1.33 billion under the revolving credit agreement to finance the acquisition of Moeller. In order to refinance this debt, Eaton sold
18.678 million of its Common Shares in a public offering in the second quarter of 2008, resulting in net cash proceeds of $1.522 billion. In May 2008, Eaton issued $300 of 4.9% notes due in 2013 and $450 of 5.6% notes due in 2018. The cash proceeds from the sale of the Common Shares and from the issuance of the notes were used to repay borrowings incurred to fund the acquisitions of Moeller and Phoenixtec, and to repay commercial paper issued under the backstop provided by the $3.0 billion revolving credit agreement. Subsequently, in May 2008 Eaton terminated the $3.0 billion revolving credit agreement.

Total debt of $4,271 at December 31, 2008 increased $854 from $3,417 at year-end 2007. The increase in total debt included the issuance of $860 of long-term notes and $796 of commercial paper and other borrowings, partially offset by the repayment of $989 of notes, commercial paper and other debt. The increase in total debt largely resulted from funding the acquisitions of Moeller, Phoenixtec, and other businesses in 2008 for $2,807 and borrowings to fund working capital and other requirements, offset by cash proceeds of $1,522 from the sale of 18.678 million Common Shares in the second quarter of 2008. The net-debt-to-capital ratio was 37.2% at December 31, 2008 compared to 34.9% at year-end 2007, reflecting the combined effect during 2008 of the $854 increase in total debt, the $116 decrease in cash and short-term investments, and the $1,145 increase in Shareholders' equity, which primarily resulted from the sale of Common Shares in the second quarter and from net income of $1,058 for 2008, partially offset by other items.

On January 21, 2008, Eaton increased the quarterly dividend on its Common Shares by 16%, from $.43 per share to $.50 per share, effective for the February 2008 dividend.

RESULTS OF OPERATIONS - 2008 COMPARED TO 2007

                                                                     Increase/
                                                 2008      2007     (Decrease)
                                                -------   -------   ---------
Continuing operations
   Net sales                                    $15,376   $13,033       18%
   Gross profit                                   4,185     3,651       15%
     Percent of net sales                          27.2%     28.0%
   Income before income taxes                     1,128     1,041        8%
   Income after income taxes                    $ 1,055   $   959       10%
Income from discontinued operations                   3        35
                                                -------   -------
Net income                                      $ 1,058   $   994        6%
                                                =======   =======
Net income per Common Share assuming dilution
   Continuing operations                        $  6.50   $  6.38        2%
   Discontinued operations                          .02       .24
                                                -------   -------
                                                $  6.52   $  6.62      (1)%
                                                =======   =======

Sales growth of 18% in 2008 over 2007 consisted of 14% from acquisitions of businesses, 3% from organic growth, and 1% from foreign exchange. Acquisitions of businesses were primarily The Moeller Group, acquired in April 2008; Phoenixtec, acquired in February 2008; and the MGE small systems UPS business, acquired in October 2007, all of which are included in the Electrical segment, along with the Argo-Tech aerospace business, acquired in March 2007. These acquisitions further increased the proportion of Eaton's sales outside of the United States. Organic growth included 2% from growth in end markets and 1% from outgrowing end markets.

Gross profit increased 15% in 2008 over 2007. This increase was primarily due to sales growth of 18%, which included sales of acquired businesses; the benefits of integrating acquired businesses; and continued productivity improvements driven by the Eaton Business System (EBS). These increases in gross profit were partially offset by the impact of rising prices for raw materials, supplies and other commodities, and expense of $27 related to the announced closing in the fourth quarter of 2008 of the automotive engine valve lifters manufacturing plant in Massa, Italy.

RESULTS BY GEOGRAPHIC REGION

Net sales and segment operating profit are measured based on the geographic location of the selling plant.

                          Net sales              Segment operating profit     Operating margin
                ----------------------------   ----------------------------   ----------------
                                                                  Increase/
                  2008      2007    Increase    2008     2007    (Decrease)     2008     2007
                -------   -------   --------   ------   ------   ----------   -------   ------
United States   $ 8,775   $ 8,556       3%     $1,136   $1,177      (3)%        12.9%    13.8%
Canada              428       371      15%         60       54       11%        14.0%    14.6%
Europe            4,002     2,624      53%        270      166       63%         6.7%     6.3%
Latin America     1,455     1,246      17%        160      150        7%        11.0%    12.0%
Asia Pacific      1,963     1,144      72%        179      121       48%         9.1%    10.6%
Eliminations     (1,247)     (908)
                -------   -------
                $15,376   $13,033      18%
                =======   =======

In the United States, sales in 2008 increased 3% compared to 2007. The increase in sales was primarily due to growth in the Electrical, Aerospace and Hydraulics segments, as well as the acquisitions in 2007 of Argo-Tech and other businesses. These increases were partially offset by reduced sales in the Automotive segment due to the sharp decline in the North American automotive market during 2008, and reduced sales of the Truck segment. The 3% decline in operating profit in the United States reflected improved performance of the Electrical and Aerospace segments due to sales growth from existing businesses and the benefits of integrating acquired businesses, offset by reduced operating profit of the Automotive and Truck segments due to reduced sales resulting from declines in end markets. Acquisition integration charges were $45 in 2008 compared to $27 in 2007.

Growth in Canada in 2008 of 15% in sales and 11% in operating profit was primarily due to higher sales in the Electrical segment resulting from growth in end markets and from acquired businesses.

Sales growth in Europe in 2008 of 53% was primarily due to higher sales in the Electrical segment, which was largely due to the acquisitions of Moeller in 2008 and the MGE small systems UPS business in 2007, as well as growth in end markets. Sales growth was also due to increased sales in the Aerospace, Hydraulics, Truck and Automotive segments largely due to growth in end markets. The 63% increase in operating profit in Europe was largely due to higher operating profits of the Electrical segment resulting from the acquisitions of Moeller and MGE and sales growth from existing businesses. This increase also reflected improved results of the Aerospace and Hydraulics segments. These increases in operating profits were partially offset by reduced operating profits of the Truck and Automotive segments, and expense of $27 related to the announced closing in the fourth quarter of 2008 of the automotive engine valve lifters manufacturing plant in Massa, Italy. Acquisition integration charges were $22 in 2008 compared to $20 in 2007.

In Latin America, sales growth in 2008 of 17% was largely due to the Truck, Electrical and Hydraulics segments, primarily due to growth in end markets. The 7% increase in operating profit in Latin America was attributable to higher sales in 2008 and lower acquisition integration charges in 2008 compared to 2007. There were no acquisition integration charges in 2008 compared to $12 in 2007.

Growth in Asia Pacific in 2008 of 72% in sales and 48% in operating profit was primarily due to the acquisition of the Phoenixtec electrical business in 2008 and higher sales in the Electrical, Hydraulics, Automotive and Truck segments, mainly resulting from growth in end markets. Acquisition integration charges were $9 in 2008 compared to $5 in 2007.

OTHER RESULTS OF OPERATIONS

In 2008 and 2007, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were expensed as incurred.

Charges in 2008 related primarily to the integration of the following acquisitions: in the Electrical segment, Moeller, Phoenixtec and the MGE small systems UPS business; in the Hydraulics segment, Ronningen-Petter and Synflex; in the Aerospace segment, Argo-Tech, PerkinElmer and Cobham; and in the Automotive segment, Saturn and the engine valve business of Kirloskar Oil Engines Ltd.

Charges in 2007 related primarily to the integration of the following acquisitions: in the Electrical segment, the MGE small systems UPS business, Schreder-Hazemeyer, Senyuan and Powerware; in the Hydraulics segment, Synflex, Hayward and Walterscheid; in the Aerospace segment, Argo-Tech, PerkinElmer and Cobham; and in the Automotive segment, Saturn.

A summary of these charges follows:

                    2008   2007
                    ----   ----
Electrical          $ 47   $ 12
Hydraulics             6     12
Aerospace             20     39
Automotive             3      1
Corporate              1
                    ----   ----
Pretax charges      $ 77   $ 64
                    ====   ====
After-tax charges   $ 51   $ 42
Per Common Share    $.31   $.28

Acquisition integration charges in 2008 included $46 for the United States, $22 for Europe, and $9 for Asia Pacific. Charges in 2007 included $27 for the United States, $20 for Europe, $12 for Latin America and $5 for Asia Pacific. The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related segment.

On October 20, 2008, Eaton announced the closure of its automotive engine valve lifters manufacturing plant in Massa, Italy. There were 350 employees affected by the closure decision. The action was taken to better align manufacturing capacity with future industry demand and to improve the competitive position of the valve actuation business. Aggregate pretax charges associated with this closure were

$27, which were recognized in the fourth quarter of 2008, when management approved this action. These costs, which consisted of charges of $17 for severance, $7 for the write-down of assets and $3 for other costs, reduced operating profit of the Automotive segment.

In 2008 and 2007, Eaton recognized income tax benefits of $108 and $57, respectively, which represented adjustments to worldwide tax liabilities and valuation allowances. The 2008 income tax benefits reduced the effective income tax rate for 2008 from 16.0% to 6.4%. The 2008 benefits resulted from multiple income tax items including a benefit of $44 related to the consolidation of various legal entities and the recognition of $25 of tax credits related to the transfer of operations from Massa, Italy. The 2007 income tax benefits reduced the effective income tax rate for 2007 from 13.4% to 7.9%. The 2007 income tax benefits resulted from multiple income tax items. Included in the tax benefits were a $14 benefit from changes to state tax laws and a favorable revaluation of worldwide deferred tax assets. Further analysis regarding the change in the effective income tax rate in 2008 compared to 2007 is found in "Income Taxes" in the Notes to the Consolidated Financial Statements.

Net income in 2008 increased 6% over 2007. The increase was primarily due to higher sales and the other factors that affected gross profit discussed above, along with lower income taxes. These increases were partially offset by increases in selling, administrative, research and development, and interest expenses resulting from the inclusions of Moeller and Phoenixtec, and higher levels of expenses to support sales from existing operations. In addition, a $20 after-tax gain on the sale of the Mirror Controls business was included in income from discontinued operations in 2007 that was not present in 2008. Net income per Common Share in 2008 decreased 1% from 2007 due to the factors that resulted in increased net income discussed above, offset by the increase in average shares outstanding resulting from the sale of 18.678 million Common Shares in a public offering in the second quarter of 2008.

RESULTS BY BUSINESS SEGMENT

ELECTRICAL

                    2008     2007    Increase
                   ------   ------   --------
Net sales          $6,920   $4,759      45%
Operating profit      863      579      49%
Operating margin     12.5%    12.2%

Sales of the Electrical segment reached record levels in 2008. The 45% increase in sales over 2007 consisted of 37% from acquisitions of businesses, primarily Moeller, Phoenixtec and the MGE small systems UPS business, and 8% from organic growth. End markets for the Electrical segment grew about 4% during 2008 compared to 2007, with both U.S. markets and non-U.S. markets growing 4% during the year. However, due to the economic downturn, end markets for this business grew only about 1% during the fourth quarter of 2008, a slowdown from the 4% growth in the third quarter and the rest of the year. Nonresidential construction spending in the United States held up well in 2008, but Eaton expects it to begin to decline by the second quarter of 2009.

Operating profit rose 49% in 2008 over 2007, and operating margin rose to 12.5%, both of which were records for this segment. The increase in operating profit was largely due to growth in sales, results of acquired businesses, and continued productivity improvements. Operating profit was reduced by acquisition integration charges of $47 in 2008 compared to charges of $12 in 2007, which reduced the operating margin by 0.7% and 0.3% in 2008 and 2007, respectively. Acquisition integration charges in 2008 primarily related to Moeller, Phoenixtec and the MGE small systems UPS business. Charges in 2007 related to MGE small systems UPS business, Schreder-Hazemeyer, Senyuan and Powerware. The incremental operating margin for 2008 (the increase in operating profit compared to the increase in sales) was 13%. The operating margin for acquired businesses for 2008 was 14%.

New businesses acquired during 2008 in the Electrical segment include the following:

- On July 31, 2008, PK Electronics, a Belgium-based distributor and service provider of single phase and three-phase uninterruptible power supply (UPS) systems, was acquired. This business had sales of $9 for 2007.

- On April 4, 2008, The Moeller Group, a Germany-based business which is a leading supplier of electrical components for commercial and residential building applications and industrial controls for industrial equipment applications, was acquired. This business had sales of E1.02 billion for 2007.

- On March 31, 2008, Balmen Electronic, S.L., a Spain-based distributor and service provider of uninterruptible power supply (UPS) systems, was acquired. This business had sales of $6 for 2007.

- On February 26, 2008, Phoenixtec Power Company Ltd., a Taiwan-based manufacturer of single and three-phase uninterruptible power supply (UPS) systems, was acquired. This business had sales of $515 for 2007.

HYDRAULICS

                    2008     2007    Increase
                   ------   ------   --------
Net sales          $2,523   $2,391       6%
Operating profit      285      265       8%
Operating margin     11.3%    11.1%

Sales of the Hydraulics segment reached record levels in 2008. The 6% increase in sales consisted of 3% from foreign exchange, 2% from organic growth and 1% from acquisitions of businesses. Global hydraulics end markets grew 2% in 2008 compared to 2007, with U.S. markets up 1% and non-U.S. markets up 3%. However, global hydraulics markets declined markedly in the fourth quarter of 2008, led by steep production cutbacks by customers around the world. During the fourth quarter of 2008, hydraulics markets declined 8% compared to the same period in 2007, with U.S. markets down 9% and non-U.S. markets down 8%.

Operating profit rose 8% in 2008 over 2007, and operating margin increased to 11.3%, both of which were records for this segment. The increase in operating profit was due to growth in sales, the benefits of integrating acquired businesses, and an overall improvement in operating efficiencies. Operating profit was reduced by acquisition integration charges of $6 in 2008 compared to charges of $12 in 2007, which reduced the operating margin by 0.2% and 0.5% in 2008 and 2007, respectively. Acquisition integration charges in 2008 primarily related to Ronningen-Petter and Synflex. Charges in 2007 largely related to Synflex, Hayward and Walterscheid. The incremental operating margin for 2008 was 15%.

On October 2, 2008, Integ Holdings Limited, the parent company of Integrated Hydraulics Ltd., a U.K.-based manufacturer of screw-in cartridge valves, custom-engineered hydraulic valves and manifold systems, was acquired. The business had sales of $52 in 2007.

AEROSPACE

                    2008     2007    Increase
                   ------   ------   --------
Net sales          $1,811   $1,594      14%
Operating profit      283      233      21%
Operating margin     15.6%    14.6%

Sales of the Aerospace segment reached record levels in 2008. The 14% increase in sales consisted of 13% from organic growth and 2% from acquisitions of businesses, partially offset by a decrease of 1% from foreign exchange. Aerospace end markets in 2008 grew 3%. Non-U.S. markets grew 11%, driven by strong deliveries from Airbus, while U.S. markets were flat, driven by a decline in deliveries of new aircraft from Boeing as a result of a strike at its manufacturing operations.

Operating profit rose 21% in 2008 over 2007 and was a record for this segment. The increase in operating profit was due to growth in sales, the benefits of integrating acquired businesses, and an overall improvement in operating efficiencies. Operating profit was reduced by acquisition integration charges of $20 in 2008 compared to charges of $39 in 2007, which reduced the operating margin by 1.1% and 2.4% in 2008 and 2007, respectively. Acquisition integration charges in 2008 and 2007 primarily related to Argo-Tech, PerkinElmer and Cobham. Despite inefficiencies incurred as a result of the Boeing strike, this segment earned a 15.6% operating margin in 2008. The incremental operating margin for 2008 was 23%.

TRUCK

                                      Increase/
                    2008     2007    (Decrease)
                   ------   ------   ----------
Net sales          $2,251   $2,147         5%
Operating profit      315      357       (12)%
Operating margin     14.0%    16.6%

Sales of the Truck segment increased 5% in 2008 over 2007. The 5% increase in sales consisted of 2% from organic growth and 3% from foreign exchange. End markets were up 1% in 2008 over 2007, with U.S. markets down 5% and non-U.S. markets up 9%. Production of North American heavy-duty trucks in 2008 totaled 205,000 units, a decrease of 3% from 2007, with particular weakness in the fourth quarter.

Operating profit of $315 in 2008 was 12% lower than 2007, primarily due to operating inefficiencies related to the inability to absorb fixed manufacturing costs resulting from volatile end markets. In spite of end markets for the Truck segment that performed unevenly in 2008, this segment achieved an operating margin of 14.0% in 2008.

AUTOMOTIVE

                    2008     2007    Decrease
                   ------   ------   --------
Net sales          $1,871   $2,142      (13)%
Operating profit       59      234      (75)%
Operating margin      3.2%    10.9%

The 13% decrease in sales of the Automotive segment in 2008 from 2007 reflected a 15% decrease in sales volume, partially offset by a 2% increase from foreign exchange. In 2008, global automotive markets declined 7% compared to 2007, with U.S. markets down 16% and non-U.S. markets down 2%. The North American markets were weak throughout 2008, and Europe, Brazil and China also weakened dramatically during the year. In addition, the strike at a major U.S. automotive supplier was not fully resolved until very late in the second quarter of 2008, further reducing automotive production in the U.S. in 2008. Additionally, due to the economic downturn in the fourth quarter of 2008, automotive markets dropped sharply around the world, with automotive unit production in the fourth quarter declining by 24%.

Operating profit decreased 75% in 2008 from 2007, largely due to the decline in sales volume and changes in product mix. The sharp slowdown in end markets in 2008, as well as continued shifts in mix to smaller vehicles in the U.S, resulted in the inability of this business to absorb fixed manufacturing costs, which severely impacted operating profit. The sudden drop in sales volume during the fourth quarter of 2008 created significant additional manufacturing inefficiencies and necessitated significant reductions in personnel. In addition, an action was taken in the fourth quarter of 2008 to close the Massa, Italy, valve actuation plant, which resulted in a charge in the fourth quarter of $27. Operating profit was also reduced by acquisition integration charges of $3 in 2008 as compared to $1 in 2007, which reduced operating margin by 0.2% in 2008 and 0.1% in 2007. Acquisition integration charges in 2008 related to Saturn and the engine valve business of Kirloskar Oil Engines Ltd. Charges in 2007 related to Saturn.

On October 1, 2008, Nittan Global Tech Co. Ltd., a joint venture, became operational. The new joint venture will manage the global design, manufacture and supply of engine valves and valve actuation products to Japanese and Korean automobile and engine manufacturers. In addition, during the second half of 2008, several related manufacturing joint ventures were established.

On July 31, 2008, the engine valves business of Kirloskar Oil Engines Ltd. was acquired. This India-based company, which had sales of $5 in 2007, designs, manufacturers and sells intake and exhaust valves for diesel and gasoline engines.

CORPORATE

Amortization of intangible assets was $161 in 2008, an increase from $79 in 2007, reflecting amortization of intangible assets associated with recently acquired businesses, primarily the Moeller, Phoenixtec and MGE small systems UPS electrical businesses.

Interest expense was $157 in 2008, an increase from $147 in 2007. The increase was primarily due to borrowings to finance recently acquired businesses, primarily the Moeller, Phoenixtec, MGE small systems UPS electrical businesses, and Argo-Tech.

Corporate pension & other postretirement benefit expense was $141 in 2008, a decrease from $164 in 2007. The decrease was primarily due to the effect of updated actuarial assumptions.

LIQUIDITY, CAPITAL RESOURCES & CHANGES IN FINANCIAL CONDITION DURING 2008

Net cash provided by operating activities was $1,416 in 2008, an increase of $255 over $1,161 of net cash provided by operating activities in 2007. The increase in operating cash flows, which demonstrated the strength of the mix of Eaton's businesses, was primarily due to higher net income of $64, a $123 increase in non-cash depreciation and amortization related to businesses acquired, an increase of $66 in cash received from the termination of interest rate swaps, and $9 in lower working capital funding. These increases were partially offset by the year-over-year change in non-cash expense for deferred income taxes of $174. Strong cash flow from operations allowed commercial paper to be reduced to $767 at the end of 2008 and allowed Eaton to end 2008 with cash and short-term investments that totaled $530.

Net working capital of $1,050 at year-end 2008 compared to $1,108 at year-end 2007, or a net reduction of $58. The reduction in net working capital was primarily due to the net $116 decrease in cash and short-term investments and the $109 increase in the current portion of long-term debt in 2008. These changes were partially offset by the $87 increase in accounts receivable and the $71 increase in inventories, which primarily resulted from the acquisitions of Moeller and Phoenixtec. The current ratio was 1.28 at December 31, 2008, almost the same as the ratio of 1.30 at year-end 2007.

Eaton monitors the third-party depository institutions that hold its cash and short-term investments on a daily basis. Its emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. Eaton diversifies its cash and short-term investments among counterparties to minimize exposure to any one of these entities. Eaton also monitors the credit worthiness of its customers and suppliers to mitigate any adverse impact on it.

Capital expenditures for property, plant and equipment were $448, an increase from $354 in 2007. Capital expenditures for 2009 are expected to be $250, which would be 44% below capital expenditures made in 2008.

In February 2008, Eaton borrowed $250 under a 364-day $3.0 billion revolving credit agreement to partially finance the acquisition of Phoenixtec. In April 2008, Eaton borrowed E1.33 billion under the revolving credit agreement to finance the acquisition of Moeller. In order to refinance this debt, Eaton sold
18.678 million of its Common Shares in a public offering in the second quarter of 2008, resulting in net cash proceeds of $1.522 billion. In May 2008, Eaton issued $300 of 4.9% notes due in 2013 and $450 of 5.6% notes due in 2018. The cash proceeds from the sale of the Common Shares and from the issuance of the notes were used to repay borrowings incurred to fund the acquisitions of Moeller and Phoenixtec, and to repay commercial paper issued under the backstop provided by the $3.0 billion revolving credit agreement. Subsequently, in May 2008 Eaton terminated the $3.0 billion revolving credit agreement.

Total debt of $4,271 at December 31, 2008 increased $854 from $3,417 at year-end 2007. The increase in total debt included the issuance of $860 of long-term notes and $796 of commercial paper and other borrowings, partially offset by the repayment of $989 of notes, commercial paper and other debt. The increase in total debt largely resulted from funding the acquisitions of Moeller, Phoenixtec, and other businesses in 2008 for $2,807 and borrowings to fund working capital and other requirements, offset by cash proceeds of $1,522 from the sale of 18.678 million Common Shares in the second quarter of 2008. The net-debt-to-capital ratio was 37.2% at December 31, 2008 compared to 34.9% at year-end 2007, reflecting the combined effect during 2008 of the $854 increase in total debt, the $116 decrease in cash and short-term investments, and the $1,145 increase in Shareholders' equity, which resulted principally from the sale of Common Shares in the second quarter and from net income of $1,058 for 2008, partially offset by other items. Aggregate mandatory annual maturities of long-term debt for each of the next five years are $269 in 2009, $281 in 2010, $0 in 2011, $312 in 2012 and $307 in 2013. As of December 31, 2008, Eaton had no
debt agreements that resulted in any material restriction on the net assets of any of its subsidiaries.

In May 2008, Eaton entered into a new $500 revolving credit facility. This facility replaced two existing facilities totaling $300 that expired in May 2008. The new facility increases Eaton's United States long-term revolving credit facilities with banks to $1.7 billion, of which $700 expire in 2010, $500 in 2011 and $500 in 2013. These revolving credit facilities support Eaton's commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at December 31, 2008. Eaton also had short-term lines of credit of $437 at December 31, 2008.

Eaton's ability to access the commercial paper market, and the related cost of these borrowings, is due to the strength of its credit rating and overall market conditions. To date, Eaton has not experienced any material limitations on its ability to access these sources of liquidity. Eaton maintains $1.7 billion of long-term revolving credit facilities with banks in support of its commercial paper program, as discussed above. It has no direct borrowings outstanding under these credit facilities.

On January 30, 2009, Standard & Poor's lowered their credit rating for the Company by one notch from A/A-1/Negative to A-/A-2/Stable (long-term rating/short-term rating/outlook). Standard & Poor's rating action was based on their view that weak end market conditions would limit Eaton's ability to return to credit metrics consistent with Standard & Poor's target levels for an A/A-1 rating in the near term. Eaton maintains an A2/P-1/Negative rating at Moody's and an A/F-1/Negative rating at Fitch, the two other credit rating agencies that rate the Company. On December 31, 2008 Moody's issued a report maintaining their rating of the Company. Fitch last reported on the Company specifically on August 14, 2008 at the rating noted earlier.

A $281 Floating Rate Senior Note due 2010 was issued in 2007 by a subsidiary of Eaton in order to refinance short-term borrowings related to the acquisition of Argo-Tech in 2007. As of December 31, 2008, the Note is no longer secured by the assets of any subsidiary and the Note does not restrict net assets of any subsidiary.

Financial instruments used by Eaton are straightforward, non-leveraged instruments. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains controls over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions.

On January 22, 2007, Eaton announced it had authorized a 10 million Common Shares repurchase program. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company's Common Shares, the Company's capital levels and other considerations. Under the share repurchase program, 1.4 million shares were repurchased in 2008 in the open market at a total cost of $100 and 4.1 million shares were repurchased in 2007 at a total cost of $340.

On January 21, 2008, Eaton increased the quarterly dividend on its Common Shares by 16%, from $.43 per share to $.50 per share, effective for the February 2008 dividend.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value for financial and non-financial assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to other accounting pronouncements that require or permit fair value measurements. In 2008, Eaton adopted the provisions of SFAS No. 157 for financial assets and liabilities and for non-financial assets recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These financial assets and liabilities primarily included short and long-term investments, derivative financial instruments, assets related to defined benefit pension plans, and financial assets and liabilities related to acquired businesses. The adoption of this Statement in 2008 had an immaterial effect on Eaton's consolidated financial position and results of operations.

OUTLOOK FOR 2009

Eaton's end markets continued to decline during early 2009. Eaton expects its end markets in 2009 to decline through the second, and possibly the third, quarter. Eaton now expects its end markets to decline by between 10% and 11% compared to 2008. It expects to outgrow the end markets in 2009 by approximately $300 of sales, and also expects approximately $400 of sales growth from the full-year impact of the six acquisitions completed in 2008. These increases are expected to offset a decline in foreign currencies of 6%. As a result, sales in 2009 are now anticipated to decline by 11% compared to 2008.

Eaton took significant employee reduction actions in 2008 in anticipation of the severe economic downturn, and in January 2009 it took further action. The employee reductions in 2008 and 2009 total approximately 10% of the full-time workforce. Net of $110 of severance costs to be incurred in the first quarter of 2009, Eaton anticipates a year-over-year pretax earnings increase in 2009 of $165 from these actions. In 2010, Eaton expects an additional year-over-year increase in pretax earnings of $125.

Other cost reduction actions being implemented across the company to deal with the further decline of Eaton's end markets include freezing wages where possible and a reduction of certain benefits provided to employees. In addition, there will be further savings from ongoing acquisition integration activities in 2009. Eaton anticipates the savings from the two largest acquisitions, Moeller and Phoenixtec, to add $0.30 per share to 2009 after-tax earnings.

Looking at the first quarter of 2009, Eaton expects that sales will be impacted by plant shutdowns implemented by many of its hydraulics, truck, and automotive customers late in the fourth quarter of 2008, which in many cases are extending into the middle of the first quarter of 2009. These shutdowns will lower sales in the first quarter of 2009 compared to the fourth quarter of 2008.

Eaton will be changing business segment reporting in 2009, dividing the Electrical business into two segments. The segments will be based on geography, with one segment focused on the Americas and the other on the Rest of the World.

For the Electrical Americas segment, Eaton expects end markets to decline in 2009 by approximately 9%. Nonresidential construction spending in the United States held up well in the fourth quarter of 2008, but Eaton expects it to begin to decline by the second quarter of 2009.

For the Electrical Rest of World segment, Eaton expects end markets to decline by 7%.

For the Hydraulics segment, in 2009 Eaton anticipates a sharp contraction in markets, with global end markets down approximately 18%. Markets in the U.S. are expected to decline by 21% and non-U.S. markets are expected to decline by 15%.

For the Aerospace segment, Eaton expects markets to decline in 2009 by approximately 1%. U.S. markets are expected to grow by 1%, driven by growth in defense markets, while non-U.S. markets are expected to decline by 6%.

For the Truck segment, in 2009 Eaton expects its markets to decline by 20%. Its U.S. markets are expected to decline by 22%. North American heavy-duty truck production is expected to be between 145,000 and 150,000 units, as the economic downturn and lack of financing will limit the desire of truck buyers to purchase additional trucks in advance of the emissions law change on January 1, 2010. Non-U.S. markets are expected to decline by 18% in 2009.

For the Automotive segment, Eaton expects that global automotive production will likely drop by approximately 16% compared to 2008. Overall 2009 production levels are likely to be broadly similar to the volume levels experienced during the fourth quarter of 2008.


FORWARD-LOOKING STATEMENTS

This Annual Report to Shareholders contains forward-looking statements concerning Eaton's first quarter 2009 and full year 2009, full year 2009 sales, worldwide end markets, growth in relation to end markets, growth from acquisitions, the benefits due to employee reduction actions, and estimated savings from acquisition integration. These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "guidance," "intend," "may," "possible," "potential," "predict," "project" or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside of Eaton's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for Eaton's business segments; unanticipated downturns in business relationships with customers or their purchases from Eaton; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; changes in currency exchange rates; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Eaton's management to make estimates and use assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. For any estimate or assumption there may be other reasonable estimates or assumptions that could have been used. However, the Company believes that given the current facts and circumstances, it is unlikely that applying such other estimates and assumptions would have caused materially different amounts to have been reported. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, future actual results could differ from estimates used.

REVENUE RECOGNITION

Sales are recognized when a sales agreement is in place, products have been shipped to customers and title has transferred in accordance with shipping terms (FOB shipping point, FOB destination or equivalent International Commercial
(INCO) Terms), the selling price is fixed and determinable and collectability is reasonably assured, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Other revenues for service contracts are generally recognized as the services are provided.

ACCOUNTS RECEIVABLE

The Company performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-off based on historic experience. Accounts receivable balances are written off against allowance for doubtful accounts after a final determination of uncollectibility has been made.

IMPAIRMENT OF GOODWILL & OTHER LONG-LIVED ASSETS

SFAS No. 142 "Goodwill and Other Intangible Assets" provides that goodwill and indefinite life intangible assets should be tested annually for impairment in accordance with the specified methodology. Further, goodwill and indefinite life intangible assets should be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount exceeds its fair value. During 2008, Eaton completed annual impairment tests for goodwill and indefinite life intangible assets as of July 1, 2008, as required by SFAS No. 142. In addition, based on changes in the global economic environment in second half of 2008, goodwill and indefinite life intangible assets were also tested for impairment in the fourth quarter of 2008. These tests confirmed that the fair value of Eaton's reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized.

Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each unit, including goodwill and intangible assets. A discounted cash flow model is used to estimate fair value. The model requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit.

Goodwill and other intangible assets totaled $7.8 billion at the end of 2008 and represented 47% of total assets. These assets resulted primarily from the $2.1 billion (E1.33 billion) acquisition in 2008 of The Moeller Group, a leading supplier of electrical components; the $587 acquisition in 2008 of Phoenixtec, a manufacturer of uninterruptible power supply (UPS) electrical systems; the $614 acquisition in 2007 of the MGE small systems UPS electrical business; the $731 acquisition in 2007 of Argo-Tech, a manufacturer of aerospace, airframe, and ground fueling pumps and systems for commercial and military aerospace markets; the $573 acquisition in 2004 of Powerware Corporation, the electrical UPS business; the $1.6 billion acquisition in 1999 of Aeroquip-Vickers, Inc., a mobile and industrial hydraulics business; and the $1.1 billion acquisition in 1994 of the electrical distribution and controls business unit of Westinghouse. These businesses, as well as many of the Company's other recent business acquisitions, have a long history of operating successfully and profitably and hold significant market positions in the majority of their product lines. Their products are not subject to rapid technological or functional obsolescence. These factors, coupled with continuous strong product demand, support the recorded values of the goodwill and intangible assets related to acquired businesses.

Long-lived assets, other than goodwill and indefinite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant adverse change in the use of an asset, the planned disposal or sale of the asset, a significant adverse change in the business climate or legal factors related to the asset, or a significant decrease in the estimated fair value of an asset. The asset would be considered impaired when the estimated future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

INCOME TAX ASSETS & LIABILITIES

Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities, and for certain United States and non-United States tax loss carryforwards and income tax credit carryforwards. Recorded deferred income tax assets and liabilities are described in detail in "Income Taxes" in the Notes to the Consolidated Financial Statements. Significant factors considered by management in the determination of the probability of the realization of deferred tax assets include historical operating results, expectations of future earnings and taxable income, and the extended period of time over which certain temporary differences will reverse. A valuation allowance of $280 has been recognized for certain deferred income tax assets at December 31, 2008, because management believes there is a low probability of the realization of deferred income tax assets related to certain United States Federal income tax credit carryforwards and tax loss carryforwards, most United States state and local income tax loss carryforwards and income tax credit carryforwards, and most non-United States tax loss carryforwards and income tax credit carryforwards.

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

The discount rate for United States plans was determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, which was designed to match the discounted expected benefit payments. Those bonds rated Aa3 or better by Moody's Investor Services were included. Callable bonds with explicit call schedules were excluded and bonds with "make-whole" call provisions were included. Finally, a subset of bonds was selected by grouping the universe of bonds by duration and retaining 50% of the bonds that had the highest yields.

The discount rates for non-United States plans are appropriate for each region and are based on high quality long-term corporate and government bonds. Consideration has been given to the duration of the liabilities in each plan for selecting the bonds to be used in determining the discount rate.

Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $23 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $33 effect on pension expense. A 1-percentage point change in the discount rate is estimated to have approximately a $2 effect on expense for other postretirement benefit plans. Additional information related to changes in key assumptions used to recognize expense for other postretirement benefit plans is found in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements.

STOCK OPTIONS GRANTED TO EMPLOYEES & DIRECTORS

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

FAIR VALUE

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value for financial and non-financial assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to other accounting pronouncements that require or permit fair value measurements. In 2008, Eaton adopted the provisions of SFAS No. 157 for financial assets and liabilities and for non-financial assets recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These financial assets and liabilities primarily include short and long-term investments, derivative financial instruments, assets related to defined benefit pension plans, and financial assets and liabilities related to acquired businesses. The adoption of this Statement in 2008 had an immaterial effect on Eaton's consolidated financial position and results of operations.

In 2009, Eaton must adopt the provisions of SFAS No. 157 for other non-financial assets and liabilities, primarily goodwill, intangible assets, non-financial assets and liabilities related to acquired businesses and impairment and restructuring activities. In 2009, this Statement is not expected to have a material effect on Eaton's consolidated financial position or results of operations.

In determining fair value, Eaton uses various valuation techniques and prioritizes the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded and other characteristics specific to the instrument. Eaton assesses the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices in active markets for identical instruments. Level 2 inputs include quoted prices in active markets for similar instruments. Level 3 inputs are not observable in the market and include management's judgments about the assumptions market participants would use in the pricing the asset or liability, however, Eaton does not currently have any instruments valued with Level 3 inputs. The use of inputs is reflected in the hierarchy assessment disclosed in the "Financial Assets & Liabilities Measured at Fair Value" in the Notes to the Consolidated Financial Statements. Eaton's fair value processes include controls that are designed to ensure that fair values are appropriate. Such controls include model valuation, review of key inputs, analysis of fluctuations between periods, and reviews by senior management.

PROTECTION OF THE ENVIRONMENT

As a result of past operations, Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites.

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be incurred over a period of several years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. At December 31, 2008, the balance sheet included a liability for these costs of $85. All of these estimates are forward-looking statements and, given the inherent uncertainties in evaluating environmental exposures, actual results can differ from these estimates.

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

Financial instruments used by Eaton are straightforward, non-leveraged instruments. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions.

Eaton monitors the third-party depository institutions that hold its cash and short-term investments on a daily basis. Its emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. Eaton diversifies its cash and short-term investments among counterparties to minimize exposure to any one of these entities. Eaton also monitors the creditworthiness of its customers and suppliers to mitigate any adverse impact on Eaton.

Eaton's ability to access the commercial paper market, and the related cost of these borrowings, is related to the strength of its credit rating and overall market conditions. To date, Eaton has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2008, Eaton had $1.7 billion of long-term revolving credit facilities with banks in support of its commercial paper program, as discussed above. It has no direct borrowings outstanding under these credit facilities.

Interest rate risk can be measured by calculating the near-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. A 100 basis point increase in short-term interest rates would increase the Company's net, pretax interest expense by approximately $13.

Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company's financial liabilities would change as a result of movements in interest rates. Based on Eaton's best estimate for a hypothetical, immediate 100 basis point decrease in interest rates at December 31, 2008, the market value of the Company's debt and interest rate swap portfolio, in aggregate, would increase by $125.

Foreign currency risk is the risk that Eaton will incur economic losses due to adverse changes in foreign currency exchange rates. The Company mitigates foreign currency risk by funding some investments in foreign markets through local currency financings. Such non-U.S. Dollar debt was $163 at December

31, 2008. To augment Eaton's non-U.S. Dollar debt portfolio, the Company also enters into forward foreign exchange contracts and foreign currency swaps from time to time to mitigate the risk of economic loss in its foreign investments due to adverse changes in exchange rates. At December 31, 2008, the aggregate balance of such contracts was $313. Eaton also monitors exposure to transactions denominated in currencies other than the functional currency of each country in which the Company operates, and regularly enters into forward contracts to mitigate that exposure. In the aggregate, Eaton's portfolio of forward contracts related to such transactions was not material to its financial position, results of operations or cash flows during 2008.

Other than the above noted debt and financial derivative arrangements, there were no material derivative instrument transactions in place or undertaken during 2008.

CONTRACTUAL OBLIGATIONS

A summary of contractual obligations as of December 31, 2008 follows:

                                         2010    2012
                                          to      to     After
                                 2009    2011    2013     2013     Total
                                ------   ----   ------   ------   ------
Long-term debt                  $  269   $285   $  621   $2,284   $3,459
Interest expense related to
   long-term debt                  170    316      278    1,324    2,088
Reduction of interest
   expense from interest rate
   swap agreements related
   to long-term debt               (22)   (53)     (49)    (182)    (306)
Operating leases                   117    170       86       54      427
Purchase obligations               547    120       60       34      761
Other long-term liabilities        286     28       27       65      406
                                ------   ----   ------   ------   ------
                                $1,367   $866   $1,023   $3,579   $6,835
                                ======   ====   ======   ======   ======

Long-term debt includes obligations under capital leases, which are not material. Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate related to the debt instrument, at December 31, 2008. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap, at December 31, 2008. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders and commitments under ongoing service arrangements. Other long-term liabilities include $271 of contributions to pension plans in 2009 and $126 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date. The table above does not include future expected pension benefit payments or expected other postretirement benefit payments for each of the next five years and the five years thereafter. Information related to the amounts of these future payments is described in "Retirement Benefit Plans" in the Notes to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities. At December 31, 2008, the gross liability for unrecognized income tax assets totaled $139, including interest and penalties of $38.

RESULTS OF OPERATIONS - 2007 COMPARED TO 2006

                                                  2007      2006    Increase
                                                -------   -------   --------
Continuing operations
   Net sales                                    $13,033   $12,232       7%
   Gross profit                                   3,651     3,283      11%
      Percent of net sales                         28.0%     26.8%
   Income before income taxes                     1,041       969       7%
   Income after income taxes                    $   959   $   897       7%
Income from discontinued operations                  35        53
                                                -------   -------
Net income                                      $   994   $   950       5%
                                                =======   =======
Net income per Common Share assuming dilution
   Continuing operations                        $  6.38   $  5.87       9%
   Discontinued operations                          .24       .35
                                                -------   -------
                                                $  6.62   $  6.22       6%
                                                =======   =======

Return on Shareholders' equity                       22%       23%

Sales growth of 7% in 2007 over 2006 consisted of 3% from acquisitions of businesses, 3% from foreign exchange, and 1% from organic growth. Organic growth included 2% from outgrowing end markets, offset by a 1 1/2% decline in end markets, principally due to the anticipated sharp reduction in North American commercial truck production.

Gross profit increased 11% in 2007 compared to 2006 and improved to 28.0% of net sales, up from 26.8% of net sales in 2006. These increases were primarily due to sales growth of 7%; benefits from the Excel 07 program; benefits of integrating acquired businesses; continued productivity improvements driven by the Eaton Business System (EBS); and net pretax costs of $154 in 2006 related to the Excel 07 program. The Excel 07 program was a series of actions taken in 2006 intended to address resource levels and operating performance in businesses that underperformed in 2005 and businesses that were expected to weaken during second half 2006 and 2007. The improvements in gross profit in 2007 were partially offset by higher prices paid for certain raw materials, supplies and basic metals; and higher acquisition integration charges of $64 in 2007 compared to $40 in 2006. Overall business segment operating margin in 2007 was a record 12.8%, with the Electrical, Hydraulics and Aerospace businesses representing 65% of overall segment operating profit.

RESULTS BY GEOGRAPHIC REGION

Net sales and segment operating profit are measured based on the geographic location of the selling plant.

                          Net sales             Segment operating profit    Operating margin
                ----------------------------   --------------------------   ----------------
                  2007      2006    Increase    2007     2006    Increase     2007     2006
                -------   -------   --------   ------   ------   --------   -------   ------
United States   $ 8,556   $ 8,530      --      $1,177   $1,146        3%      13.8%    13.4%
Canada              371       337      10%         54       44       23%      14.6%    13.1%
Europe            2,624     2,313      13%        166       65      155%       6.3%     2.8%
Latin America     1,246     1,090      14%        150      120       25%      12.0%    11.0%
Asia Pacific      1,144       888      29%        121       93       30%      10.6%    10.5%
Eliminations       (908)     (926)
                -------   -------
                $13,033   $12,232       7%
                =======   =======

In the United States, sales in 2007 were flat compared to 2006. Sales increases in the Electrical, Aerospace and Hydraulics segments in the U.S. were due to growth in end markets, as well as the acquisitions of Argo-Tech and other businesses. This growth in sales was offset by reduced sales in the Truck segment due to a decline in the U.S. commercial truck market. The 3% increase in operating profit reflected improved sales and performance in the Electrical, Aerospace and Automotive segments, partially offset by reduced operating profit of the Truck segment; benefits of the Excel 07 program; benefits of integrating acquired businesses; and $69 of net pretax costs in 2006 related to the Excel 07 program. Acquisition integration charges were $27 in 2007 compared to $23 in 2006.

Growth in Canada in 2007 of 10% in sales and 23% in operating profit was primarily due to higher sales in the Electrical segment, resulting from growth in end markets and sales from acquired businesses.

Sales growth in Europe in 2007 of 13% was primarily due to higher sales in the Electrical segment, which reflected the acquisitions of the MGE small systems UPS business and other businesses, and growth in end markets. Sales growth also was due to increased sales in the Hydraulics, Automotive and Aerospace segments largely due to growth in end markets. These sales increases were partially offset by reduced sales in the Truck segment due to a decline in end markets. The sharp increase in operating profit of 155% in Europe reflected increased operating profit in the Automotive and Truck segments, largely due to $77 of net pretax costs in 2006 related to the Excel 07 program; sales growth; benefits from the Excel 07 program; and benefits of integrating acquired businesses. These increases were partially offset by higher acquisition integration charges of $20 in 2007 compared to $7 in 2006.

In Latin America, growth in 2007 of 14% in sales was largely due to higher sales in the Truck, Electrical, Hydraulics and Automotive segments, primarily due to growth in end markets. The 25% increase in operating profit in Latin America was attributable to higher sales; benefits of the Excel 07 program; an adjustment in 2006 related to Brazilian inventories in the Truck segment; the benefits of integrating acquired businesses; and Excel 07 program expenses of $5 in 2006. These increases were partially offset by higher acquisition integration charges of $12 in 2007 compared to $6 in 2006, and a gain on the sale of the Brazilian battery business in 2006.

Growth in Asia Pacific in 2007 of 29% in sales and 30% in operating profit was primarily due to higher sales in the Hydraulics, Electrical, Truck and Automotive segments, mainly resulting from growth in end markets and acquisitions of businesses.

OTHER RESULTS OF OPERATIONS

In 2007 and 2006, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were expensed as incurred.

Charges in 2007 related to the integration of primarily the following acquisitions: in the Electrical segment, the MGE small systems UPS business, Schreder-Hazemeyer, Senyuan and Powerware; in the Hydraulics segment, Synflex and Hayward; in the Aerospace segment, Argo-Tech, PerkinElmer and Cobham; and in the Automotive segment, Saturn and Tractech.

Charges in 2006 related to the integration of primarily the following acquisitions: in the Electrical segment, Pringle and Powerware; in the Hydraulics segment, Synflex, Hayward, Winner and Walterscheid; in the Aerospace segment, PerkinElmer and Cobham; in the Truck segment, Pigozzi; and in the Automotive segment, Tractech and Morestana.

A summary of these charges follows:

                    2007   2006
                    ----   ----
Electrical          $ 12   $  7
Hydraulics            12     11
Aerospace             39     12
Truck                         5
Automotive             1      5
                    ----   ----
Pretax charges      $ 64   $ 40
                    ====   ====
After-tax charges   $ 42   $ 27
Per Common Share    $.28   $.17

Acquisition integration charges in 2007 included $27 for the United States, $20 for Europe, $12 for Latin America and $5 for Asia Pacific. Charges in 2006 included $23 for the United States, $7 for Europe, $6 for Latin America and $4 for Asia Pacific. These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related segment.

In the first quarter of 2006, Eaton announced, and began to implement, its Excel 07 program. This program was a series of actions concluded in 2006 intended to address resource levels and operating performance in businesses that under-performed in 2005, and businesses that were expected to weaken during second half 2006 and in 2007. As part of this program, charges were incurred related to plant closings in five business segments. The net costs of this program included plant closings, as well as costs of relocating product lines and other employee reductions, partially offset by savings generated from these actions. A summary of the net costs incurred by each segment related to this program follows:

                 2006
                 ----
Electrical       $ 17
Hydraulics          7
Aerospace           1
Truck              60
Automotive         67
Corporate           2
                 ----
Pretax charges   $154
                 ====

Excel 07 net costs incurred in 2006 included $69 for the United States, $77 for Europe, $5 for Latin America, $2 for Asia Pacific, and $1 for Canada. The net costs associated with the Excel 07 program were included in the Statements of Consolidated Income primarily in Cost of products sold. In Business Segment Information, the charges reduced Operating profit of the related segment.

In 2007 and 2006, Eaton recorded income tax benefits of $57 and $90, respectively, which represented adjustments of worldwide tax liabilities. The 2007 income tax benefits reduced the effective income tax rate for 2007 from 13.4% to 7.9%. The 2007 income tax benefits resulted from multiple income tax items. Included in the tax benefits were a $14 benefit from changes to state tax laws and a favorable revaluation of worldwide deferred tax assets. The income tax benefits for 2006 reduced the effective income tax rate for 2006 from 16.7% to 7.4%. Further analysis regarding the change in the effective income tax rate in 2007 compared to 2006 is found in "Income Taxes" in the Notes to the Consolidated Financial Statements.

Effective January 1, 2007, Eaton adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." The net income tax assets recognized under FIN No. 48 at January 1, 2007 did not differ from the net assets recognized before adoption, and, therefore, the Company did not record a cumulative-effect adjustment related to the adoption of FIN No. 48. The adoption of FIN No. 48 is further discussed in "Income Taxes" in the Notes to the Consolidated Financial Statements.

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

Net income and net income per Common Share assuming dilution for 2007 increased 5% and 6%, respectively, compared to 2006. The improvements in 2007 were primarily due to higher sales and the other factors that affected gross profit as discussed above, partially offset by increases in selling, administrative, and research and development expenses; higher interest expense; a contribution to the Eaton Charitable Fund; and a lower after-tax gain on the sale of certain businesses of the Automotive segment in 2007 compared to a similar gain in 2006, which were reported as Discontinued operations in the Statements of Consolidated Income. Earnings per share in 2007 also benefited from a lower number of shares outstanding due to the repurchase of Common Shares in 2007 and 2006 exceeding shares issued from exercises of stock options. Return on Shareholders' equity was 22%.

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

Operating profit rose 22% in 2007 over 2006. The operating margin of 12.2% was a significant improvement over 11.3% in 2006. The increase in operating profit was largely due to growth in sales; benefits from the Excel 07 program; the benefits of integrating acquired businesses; continued productivity improvements; and net pretax costs in 2006 related to the Excel 07 program that were not present in 2007; partially offset by a gain in 2006 on the sale of the Brazilian battery business. Operating profit reflected acquisition integration charges of $12 in 2007 compared to charges of $7 in 2006, which reduced the operating margin by 0.3% in 2007 and 0.2% in 2006. Acquisition integration charges in 2007 primarily related to the integration of the MGE small systems UPS business, Schreder-Hazemeyer, Senyuan and Powerware, while charges in 2006 related to the integration of Pringle and Powerware. Net pretax costs of $17 related to the Excel 07 program in 2006 reduced the operating margin by 0.4%. The incremental operating margin for 2007 (the increase in operating profit compared to the increase in sales) was 18%. The operating margin for acquired businesses was 13%.

New businesses acquired during 2007 in the Electrical segment include the following:

- On October 31, 2007, the Company acquired the MGE small systems UPS business from Schneider Electric. This business is a France-based global provider of power quality solutions including uninterruptible power supply
     (UPS) systems, power distribution units, static transfer switches and surge suppressors, and had sales of $245 for 2007.

- On October 19, 2007, Eaton acquired the assets of Babco Electric Group, an Alberta, Canada-based manufacturer of specialty low- and medium-voltage switchgear and electrical housings for use in the Canadian oil and gas industry and other harsh environments. This business had sales of $11 in 2007.

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

HYDRAULICS

                    2007     2006    Increase
                   ------   ------   --------
Net sales          $2,391   $2,203       9%
Operating profit      265      221      20%
Operating margin     11.1%    10.0%

The 9% increase in sales in 2007 over 2006 consisted of 4% from organic growth; 3% from foreign exchange; and 2% from acquisitions of businesses. Hydraulics markets grew 3% in 2007 compared to 2006.

Operating profit rose 20% in 2007 over 2006. The operating margin was 11.1%. The increase in operating profit was due to growth in sales, including a more profitable mix of businesses; benefits from the Excel 07 program; the benefits of integrating acquired businesses; overall improvement in operating efficiencies; and net pretax costs in 2006 related to the Excel 07 program that were not present in 2007. Operating profit reflected acquisition integration charges of $12 in 2007 compared to charges of $11 in 2006, which reduced the operating margin by 0.5% in both 2007 and 2006. The acquisition integration charges in 2007 primarily related to the acquired operations of Synflex and Hayward. Charges in 2006 largely related to the acquired operations of Synflex, Hayward, Winner and Walterscheid. Net pretax costs of $7 in 2006 related to the Excel 07 program reduced the operating margin by 0.3%. The incremental operating margin for 2007 was 23%. The operating margin for acquired businesses was 13% in 2007.

On November 8, 2007, Eaton acquired Arrow Hose & Tubing Inc. This business is a Canada-based manufacturer of specialty thermoplastic hose and tubing for the industrial, food and beverage, and agricultural markets. This business had sales of $12 in 2006.

AEROSPACE

                    2007     2006    Increase
                   ------   ------   --------
Net sales          $1,594   $1,295      23%
Operating profit      233      182      28%
Operating margin     14.6%    14.1%

The 23% increase in sales in 2007 over 2006 consisted of 15% from acquisitions of businesses, primarily the Argo-Tech aerospace business; 6% from organic growth; and 2% from foreign exchange. Aerospace markets grew 4% in 2007 compared to 2006.

Operating profit rose 28% in 2007 over 2006. The increase in operating profit was due to growth in sales; the benefits of integrating acquired businesses; and overall improvement in operating efficiencies. Operating profit reflected acquisition integration charges of $39 in 2007 compared to charges of $12 in 2006, which reduced the operating margin by 2.5% in 2007 and 0.9% in 2006. The acquisition integration charges in 2007 primarily related to the acquired operations of Argo-Tech, PerkinElmer and Cobham. Charges in 2006 largely related to the acquired operations of PerkinElmer and Cobham. Net pretax costs of $1 in 2006 related to the Excel 07 program reduced the operating margin by 0.1%. The incremental operating margin for 2007 was 17%. The operating margin for acquired businesses was 30% in 2007.

On March 16, 2007, Eaton acquired Argo-Tech Corporation, a U.S.-based aerospace business, which had sales of $206 in 2006. Argo-Tech is a leader in high performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets.

TRUCK

                    2007     2006    (Decrease)
                   ------   ------   ----------
Net sales          $2,147   $2,520      (15)%
Operating profit      357      448      (20)%
Operating margin     16.6%    17.8%

Sales of the Truck segment decreased 15% in 2007 from 2006. The reduction in sales reflected an 18% decline in sales volume, offset by a 3% increase from foreign exchange. The decline in sales was due to a reduction in North American commercial truck production in 2007 from 2006, with North American heavy-duty truck production down 44%, and North American medium-duty production down 31%. Brazilian vehicle production was up 17%, Brazilian agricultural equipment production was up 41%, and European medium-duty truck production was down 2% compared to 2006.

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

AUTOMOTIVE

                    2007     2006    Increase
                   ------   ------   --------
Net sales          $2,142   $2,030       6%
Operating profit      234      143      64%
Operating margin     10.9%     7.0%

The 6% increase in sales of the Automotive segment in 2007 over 2006 reflected a 4% increase from foreign exchange, 1% from organic growth, and 1% from acquisitions of businesses. In 2007, North American automotive production declined by 2%, while European production grew 7%.

Operating profit in 2007 increased $91 over 2006, largely due to $67 of net pretax costs in 2006 related to the Excel 07 program, benefits from the Excel 07 program in 2007, and sales growth in 2007. Operating profit reflected acquisition integration charges of $1 in 2007 compared to charges of $5 in 2006, which reduced the operating margin by 0.1% in 2007 and 0.3% in 2006. Acquisition integration charges in 2007 primarily related to the integration of Saturn and Tractech, while charges in 2006 related to the integration of Tractech and Morestana. Net pretax costs of $67 related to the Excel 07 program in 2006 reduced the operating margin by 3.3%.

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

In 2007, corporate expense of $16 was recorded for a contribution to the Eaton Charitable Fund.

QUARTERLY DATA

                                                 Quarter ended in 2008                   Quarter ended in 2007
                                       --------------------------------------   --------------------------------------
(Millions except for per share data)   Dec. 31   Sept. 30   June 30   Mar. 31   Dec. 31   Sept. 30   June 30   Mar. 31
------------------------------------   -------   --------   -------   -------   -------   --------   -------   -------
Continuing operations
   Net sales                            $3,487    $4,114     $4,279    $3,496   $ 3,374    $ 3,298    $3,248    $3,113
   Gross profit                            861     1,150      1,210       964       946        917       902       886
      Percent of net sales                24.7%     28.0%      28.3%     27.6%     28.0%      27.8%     27.8%     28.5%
   Income before income taxes              134       354        354       286       259        263       256       263
   Income after income taxes            $  163    $  315     $  333    $  244   $   252    $   238    $  240    $  229
Income from discontinued
   operations                                                               3         4         20         6         5
                                        ------    ------     ------    ------   -------    -------    ------    ------
Net income                              $  163    $  315     $  333    $  247   $   256    $   258    $  246    $  234
                                        ======    ======     ======    ======   =======    =======    ======    ======
Net income per Common Share
   outstanding assuming dilution
   Continuing operations                $  .98    $ 1.87     $ 2.03    $ 1.62   $  1.67    $  1.59    $ 1.60    $ 1.53
   Discontinued operations                                                .02       .04        .12       .04       .03
                                        ------    ------     ------    ------   -------    -------    ------    ------
                                        $  .98    $ 1.87     $ 2.03    $ 1.64   $  1.71    $  1.71    $ 1.64    $ 1.56
                                        ======    ======     ======    ======   =======    =======    ======    ======
Net income per Common Share basic
   Continuing operations                $  .98    $ 1.90     $ 2.07    $ 1.65   $  1.71    $  1.62    $ 1.63    $ 1.56
   Discontinued operations                                                .02       .03        .13       .04       .03
                                        ------    ------     ------    ------   -------    -------    ------    ------
                                        $  .98    $ 1.90     $ 2.07    $ 1.67   $  1.74    $  1.75    $ 1.67    $ 1.59
                                        ======    ======     ======    ======   =======    =======    ======    ======
Cash dividends paid per
Common Share                            $  .50    $  .50     $  .50    $  .50   $   .43    $   .43    $  .43    $  .43
Market price per Common Share
   High                                 $54.58    $84.33     $96.69    $96.18   $101.26    $102.55    $94.15    $85.53
   Low                                   38.78     53.77      78.94     77.55     85.29      85.12     83.85     73.80

Earnings per Common Share for the four quarters in a year may not equal full year earnings per share.

TEN-YEAR CONSOLIDATED FINANCIAL SUMMARY

(Millions except for per share data)     2008      2007      2006      2005     2004     2003     2002     2001     2000     1999
------------------------------------   -------   -------   -------   -------   ------   ------   ------   ------   ------   ------
Continuing operations
   Net sales                           $15,376   $13,033   $12,232   $10,874   $9,547   $7,796   $6,983   $7,092   $8,103   $7,789
   Income before income taxes            1,128     1,041       969       964      749      463      364      249      520      911
   Income after income taxes           $ 1,055   $   959   $   897   $   783   $  626   $  356   $  258   $  150   $  342   $  582
      Percent of net sales                 6.9%      7.4%      7.3%      7.2%     6.6%     4.6%     3.7%     2.1%     4.2%     7.5%
Income from discontinued
   operations                                3        35        53        22       22       30       23       19      111       35
                                       -------   -------   -------   -------   ------   ------   ------   ------   ------   ------
Net income                             $ 1,058   $   994   $   950   $   805   $  648   $  386   $  281   $  169   $  453   $  617
                                       =======   =======   =======   =======   ======   ======   ======   ======   ======   ======
Net income per Common Share
assuming dilution
   Continuing operations               $  6.50   $  6.38   $  5.87   $  5.08   $ 3.99   $ 2.36   $ 1.80   $ 1.07   $ 2.36   $ 3.94
   Discontinued operations                 .02       .24       .35       .15      .14      .20      .16      .13      .76      .24
                                       -------   -------   -------   -------   ------   ------   ------   ------   ------   ------
                                       $  6.52   $  6.62   $  6.22   $  5.23   $ 4.13   $ 2.56   $ 1.96   $ 1.20   $ 3.12   $ 4.18
                                       =======   =======   =======   =======   ======   ======   ======   ======   ======   ======
Average number of Common Shares
outstanding assuming dilution            162.3     150.3     152.9     154.0    157.1    150.5    143.4    141.0    145.2    147.4
Net income per Common Share basic
   Continuing operations               $  6.58   $  6.51   $  5.97   $  5.21   $ 4.10   $ 2.40   $ 1.82   $ 1.08   $ 2.39   $ 4.02
   Discontinued operations                 .02       .24       .35       .15      .14      .21      .17      .14      .77      .24
                                       -------   -------   -------   -------   ------   ------   ------   ------   ------   ------
                                       $  6.60   $  6.75   $  6.32   $  5.36   $ 4.24   $ 2.61   $ 1.99   $ 1.22   $ 3.16   $ 4.26
                                       =======   =======   =======   =======   ======   ======   ======   ======   ======   ======
Average number of Common Shares
outstanding basic                        160.2     147.3     150.2     150.2    153.1    147.9    141.2    138.8    143.6    145.0
Cash dividends paid per
Common Share                           $  2.00   $  1.72   $  1.48   $  1.24   $ 1.08   $  .92   $  .88   $  .88   $  .88   $  .88
                                       -------   -------   -------   -------   ------   ------   ------   ------   ------   ------
Total assets                           $16,655   $13,430   $11,417   $10,218   $9,075   $8,223   $7,138   $7,646   $8,180   $8,342
Long-term debt                           3,190     2,432     1,774     1,830    1,734    1,651    1,887    2,252    2,447    1,915
Total debt                               4,271     3,417     2,586     2,464    1,773    1,953    2,088    2,440    3,004    2,885
Shareholders' equity                     6,317     5,172     4,106     3,778    3,606    3,117    2,302    2,475    2,410    2,624
Shareholders' equity per
   Common Share                        $ 38.28   $ 35.42   $ 28.07   $ 25.44   $23.52   $20.37   $16.30   $17.80   $17.64   $17.72
Common Shares outstanding                165.0     146.0     146.3     148.5    153.3    153.0    141.2    139.0    136.6    148.0
                                       -------   -------   -------   -------   ------   ------   ------   ------   ------   ------

                                EATON CORPORATION
                         2008 ANNUAL REPORT ON FORM 10-K
                                 EXHIBITS INDEX

3 (i)  Amended Articles of Incorporation (amended and restated as of April 24,
       2008) - Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

3 (ii) Amended Regulations (amended and restated as of April 23, 2008) -
       Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

4 (a) Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10 Material contracts

     (a) Tender Offer for all of the shares of Phoenixtec Power Company Ltd. announced on December 20, 2007 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (b) Share Purchase Agreement between Green Beta S.a.r.l. and Eaton Corporation dated December 20, 2007 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (c)  Senior Executive Incentive Compensation Plan (effective January 1,
          2008) - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

     (d) Executive Incentive Compensation Plan (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

     (e) 2005 Non-Employee Director Fee Deferral Plan (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (f) Deferred Incentive Compensation Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (g) Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (h) Incentive Compensation Deferral Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (i) Limited Eaton Service Supplemental Retirement Income Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (j) Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (k) Form of Restricted Share Unit Agreement (2 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (l) Form of Restricted Share Unit Agreement (4 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (m) Form of Restricted Share Agreement (2 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (n) Form of Restricted Share Agreement (4 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (o) Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by Reference to the Form 8-K Report filed January 28, 2009

     (p) Form of Stock Option Agreement for Executives (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (q) Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

     (r) Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (s) 2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

     (t) 2004 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

     (u) 2008 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

     (v) Plan for the Deferred Payment of Directors' Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002, February 24, 2004, December 8, 2004 and, in certain respects, January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

     (w) 1996 Non-Employee Director Fee Deferral Plan (amended and restated effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

     (x) Form of Change of Control Agreement entered into with officers of Eaton Corporation - Filed in conjunction with this Form 10-K Report

     (y) Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (z) Form of Indemnification Agreement entered into with directors of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed January 26, 2007

     (aa) Executive Strategic Incentive Plan (amended and restated January 1,
          2008) - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

     (bb) Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (cc) Supplemental Executive Strategic Incentive Plan (effective as of June 25, 2008) - Filed in conjunction with this Form 10-K Report

     (dd) Deferred Incentive Compensation Plan (amended and restated March 31,
          2000) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

     (ee) 1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

     (ff) Incentive Compensation Deferral Plan (amended and restated October 1,
          1997) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

     (gg) Trust Agreement - Officers and Employees (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (hh) Trust Agreement - Non-employee Directors (dated December 6, 1996) -Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (ii) Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

     (jj) 1991 Stock Option Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (kk) Excess Benefits Plan (amended and restated effective January 1, 1989) -Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (ll) Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

     (mm) Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results -Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

12 Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report

14 Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

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