Form 10-Q
period 2009-03-31
EATON CORP
filed 2009-04-30
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 165.6 million Common Shares outstanding as of March 31, 2009.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EATON CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31
(Millions except for per share data)	2009	2008
Net sales	$2,813	$3,496

Cost of products sold	2,174	2,532
Selling & administrative expense	558	552
Research & development expense	98	89
Interest expense-net	37	38
Other (income) expense-net	9	(4)

Income (loss) from continuing operations before income taxes	(63)	289
Income taxes (benefits)	(11)	42

Income (loss) from continuing operations	(52)	247
Income from discontinued operations		3

Net income (loss)	(52)	250
Adjustment of net income (loss) for noncontrolling interests	2	(3)

Net income (loss) attributable to Eaton	$(50)	$247

Net income (loss) per Common Share attributable to Eaton Common Shareholders
Assuming dilution
Continuing operations	$(0.30)	$1.62
Discontinued operations		.02

	$(0.30)	$1.64

Average number of Common Shares outstanding — assuming dilution	166.1	150.5

Basic
Continuing operations	$(0.30)	$1.65
Discontinued operations		.02

	$(0.30)	$1.67

Average number of Common Shares outstanding — basic	166.1	147.7

Cash dividends paid per Common Share	$.50	$.50

Amounts attributable to Eaton Common Shareholders
Income (loss) from continuing operations	$(50)	$244
Income from discontinued operations		3

Net income (loss)	$(50)	$247

See accompanying notes.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Millions)	2009	2008
ASSETS
Current assets
Cash	$145	$188
Short-term investments	289	342
Accounts receivable	2,016	2,295
Inventories	1,490	1,554
Deferred income taxes & other current assets	487	416

	4,427	4,795

Property, plant & equipment-net	2,525	2,639
Goodwill	5,213	5,232
Other intangible assets	2,426	2,518
Deferred income taxes & other assets	1,410	1,471

	$16,001	$16,655

LIABILITIES & EQUITY
Current liabilities
Short-term debt	$211	$812
Current portion of long-term debt	269	269
Accounts payable	969	1,121
Accrued compensation	245	297
Other current liabilities	1,236	1,246

	2,930	3,745

Long-term debt	3,707	3,190
Pension liabilities	1,612	1,650
Other postretirement liabilities	702	703
Other long-term liabilities & deferred income taxes	943	1,002

Eaton shareholders’ equity	6,065	6,317
Noncontrolling interests	42	48

Total equity	6,107	6,365

	$16,001	$16,655

See accompanying notes.

EATON CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31
(Millions)	2009	2008
Net cash provided by (used in) operating activities
Net income (loss) attributable to Eaton	$(50)	$247
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation & amortization	143	126
Changes in working capital, excluding acquisitions & sales of businesses	40	(283)
Other-net	(26)	(107)

	107	(17)

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(48)	(83)
Cash paid for acquisitions of businesses		(634)
Sales (purchases) of short-term investments-net	53	137
Other-net	(17)	(28)

	(12)	(608)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months
Proceeds	555	353
Payments	(300)	(340)
Borrowings (payments) with original maturities of less than three months-net, primarily commercial paper	(318)	670
Cash dividends paid	(83)	(73)
Cash received from exercise of employee stock options	7	24
Income tax benefit from exercise of employee stock options	1	6

	(138)	640

Total increase (decrease) in cash	(43)	15
Cash at the beginning of the year	188	142

Cash at the end of the period	$145	$157

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Millions of dollars unless indicated otherwise (per share data assume dilution)
PREPARATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements of Eaton Corporation (Eaton) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2008 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.
Certain amounts for 2008 have been reclassified to conform to the current year presentation.
BUSINESS SEGMENT REPORTING
In the first quarter of 2009, Eaton changed its business segment financial reporting structure. The Electrical segment was divided into Electrical Americas and Electrical Rest of World. The Hydraulics, Aerospace, Truck and Automotive segments continue as individual reporting segments. Accordingly, business segment information for prior years has been restated to conform to the current year’s presentation. The change to the business segments did not affect net income for any of the periods presented.
ADOPTION OF NEW ACCOUNTING STANDARDS — NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS
In the first quarter of 2009, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Standard clarifies accounting and reporting for noncontrolling interests, sometimes called a minority interest, which is the portion of equity in a subsidiary not owned, directly or indirectly, by Eaton. As a result of the adoption of this Standard, the Statements of Consolidated Income and the Consolidated Balance Sheets were reclassified to report separately noncontrolling interests. The adoption of this Standard did not have a material effect on Eaton’s results of operations or consolidated financial position.
ACQUISITIONS OF BUSINESSES
In 2008, Eaton acquired certain businesses and entered into a joint venture in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales
Integ Holding Limited The parent company of Integrated Hydraulics Ltd., a U.K.-based manufacturer of screw-in cartridge valves, custom-engineered hydraulic valves and manifold systems	October 2, 2008	Hydraulics	$52 for 2007

Nittan Global Tech Co. Ltd.
A joint venture to manage the global design, manufacture and supply of engine valves and valve actuation products to Japanese and Korean automobile and engine manufacturers. In addition, during the second half of 2008, several related manufacturing joint ventures were established.
	Operational October 1, 2008	Automotive	New joint venture

	Date of	Business
Acquired business	acquisition	segment	Annual sales
Engine Valves Business of Kirloskar Oil Engines Ltd. An India-based designer, manufacturer and distributor of intake and exhaust valves for diesel and gasoline engines	July 31, 2008	Automotive	$5 for 2007

PK Electronics A Belgium-based distributor and service provider of single phase and three-phase uninterruptible power supply (UPS) systems	July 31, 2008	Electrical Rest of World	$9 for 2007

The Moeller Group A Germany-based supplier of electrical components for commercial and residential building applications and industrial controls for industrial equipment applications	April 4, 2008	Electrical Rest of World	€1.02 billion for 2007

Balmen Electronic, S.L. A Spain-based distributor and service provider of uninterruptible power supply (UPS) systems	March 31, 2008	Electrical Rest of World	$6 for 2007

Phoenixtec Power Company Ltd. A Taiwan-based manufacturer of single and three-phase uninterruptible power supply (UPS) systems	February 26, 2008	Electrical Rest of World	$515 for 2007
Restructuring Liabilities
For acquisitions of businesses completed prior to 2009, Eaton has undertaken restructuring activities at acquired businesses, including workforce reductions, plant consolidations, and facility closures. In accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, liabilities for these restructuring activities were recorded in the allocation of the purchase price related to the acquired business. A summary of these liabilities, and utilization of the various components, follows:

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2009	283	$12	$1	$13
Liabilities recorded	1,047	26	2	28
Utilized	(280)	(3)		(3)

Balance at March 31, 2009	1,050	$35	$3	$38

ACQUISITION INTEGRATION, WORKFORCE REDUCTION & PLANT CLOSING CHARGES
Acquisition Charges
In 2009 and 2008, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recorded as expense as incurred. A summary of these charges follows:

	Three months ended
	March 31
	2009	2008
Electrical Americas	$1
Electrical Rest of World	16	$3
Hydraulics	1	2
Aerospace	2	7
Automotive	1	1

Pretax charges	$21	$13

After-tax charges	$14	$9
Per Common Share	$.08	$.06

Charges in 2009 were related primarily to the integration of the following acquisitions: Integrated Hydraulics, Kirloskar, Moeller, Phoenixtec and Argo-Tech. Charges in 2008 were related primarily to the integration of the following acquisitions: the MGE small systems UPS business, Argo-Tech, Synflex, PerkinElmer and Cobham. The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Workforce Reduction Charges
Eaton took significant actions in 2008 to reduce the workforce in anticipation of the severe economic downturn, and in the first quarter of 2009 took further action. The reductions in 2008 and 2009 total approximately 10% of the full-time workforce. Pretax charges recorded in the first quarter of 2009 for these actions were $65. The workforce reduction charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Summary of Acquisition Integration, Workforce Reduction & Plant Closing Charges
A summary of acquisition integration charges and workforce reduction charges recorded in 2009, and remaining liabilities related to acquisition integration charges and plant closing charges recorded in prior years, follows:

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2009	534	$21	$4	$25
Liabilities recorded	6,908	71	16	87
Utilized	(4,536)	(48)	(14)	(62)

Balance at March 31, 2009	2,906	$44	$6	$50

LONG-TERM DEBT
In March 2009, Eaton issued $550 of long-term debt through the sale of $250 of 5.95% Notes due 2014 and $300 of 6.95% Notes due 2019. The cash proceeds from the sale of the Notes were used to repay outstanding commercial paper.
RETIREMENT BENEFIT PLANS EXPENSE
The components of retirement benefit (cost) for continuing operations follow:

	Three months ended March 31
			Other
			postretirement
	Pension benefits		benefits
	2009	2008	2009	2008
Service cost	$(32)	$(35)	$(4)	$(4)
Interest cost	(49)	(44)	(12)	(12)
Expected return on plan assets	48	48
Amortization	(13)	(12)	(1)	(3)

	(46)	(43)	(17)	(19)
Curtailment loss	(4)		(1)
Settlement loss	(18)	(13)

	$(68)	$(56)	$(18)	$(19)

INCOME TAXES
During the first quarter of 2009, income tax benefits of $11 were recorded (a tax benefit rate of 17.1%) compared to income tax expense of $42 in the first quarter of 2008 (14.4% effective tax rate).

COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) follow:

	Three months ended
	March 31
	2009	2008
Net income (loss)	$(52)	$250
Foreign currency translation	(183)	93
Pensions & other postretirement benefits	25	19
Comprehensive income (loss) attributable to noncontrolling interests	2	(1)
Deferred gain on cash flow hedges	23	1

Comprehensive income (loss)	$(185)	$362

INVENTORIES
The components of inventories follow:

	March 31,	December 31,
	2009	2008
Raw materials	$666	$683
Work-in-process & finished goods	942	987

Inventories at FIFO	1,608	1,670
Excess of FIFO over LIFO cost	(118)	(116)

	$1,490	$1,554

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO EATON COMMON SHAREHOLDERS
A summary of the calculation of net income (loss) per Common Share attributable to Eaton Common Shareholders assuming dilution and basic follows:

	Three months ended
	March 31
(Shares in millions)	2009	2008
Income (loss) from continuing operations	$(50)	$244
Income from discontinued operations		3

Net income (loss) attributable to Eaton Common Shareholders	$(50)	$247

Average number of Common Shares outstanding — assuming dilution	166.1	150.5
Less dilutive effect of stock options		2.8

Average number of Common Shares outstanding — basic	166.1	147.7

Net income (loss) per Common Share attributable to Eaton Common Shareholders
Diluted
Continuing operations	$(0.30)	$1.62
Discontinued operations		.02

	$(0.30)	$1.64

Basic
Continuing operations	$(0.30)	$1.65
Discontinued operations		.02

	$(0.30)	$1.67

FINANCIAL ASSETS & LIABILITIES MEASURED AT FAIR VALUE
A summary of financial instruments recorded at fair value, in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, at March 31, 2009 follows:

		Fair value measurement used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recorded	instruments	instruments	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Cash	$145	$145
Short-term investments	289	289
Foreign currency forward exchange contracts	11		$11
Commodity contracts	(7)		(7)
Cross currency interest rate swaps	1		1
Fixed-to-floating interest rate swaps	58		58
Long-term debt converted to floating interest rates by interest rate swaps	(58)		(58)

	$439	$434	$5

DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS & HEDGING ACTIVITIES
In the first quarter of 2009, Eaton adopted SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 provides for enhanced disclosures of how derivative financial instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. This Statement had no effect on Eaton’s results of operations or consolidated financial position.
In the normal course of business, Eaton is exposed to certain risks related to fluctuations in interest rates, foreign currency exchange rates, and commodity prices. The Company uses various derivative and non-derivative financial instruments, primarily interest rate swaps, foreign currency forward exchange contracts, foreign currency swaps and, to a lesser extent, commodity contracts, to manage risks from these market fluctuations. The derivative financial instruments used by Eaton are straightforward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such derivative financial instruments are not purchased and sold solely for trading purposes.
SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, requires derivative financial instruments to be measured at fair value and recognized as assets or liabilities in the Consolidated Balance Sheet. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated, and is effective, as a hedge and, if so, on the nature of the hedging activity. Eaton formally documents all relationships between derivative financial instruments accounted for as hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative financial instruments to a recorded asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as hedges of:
•	The change in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability (a fair value hedge). For these hedges, the gain or loss on the derivative financial instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recorded in net income. The gain or loss on the derivative financial instrument is included in the same line of the Statement of Consolidated Income as the offsetting loss or gain on the hedged item.

•	The variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability (a cash flow hedge). For these hedges, the gain or loss on the derivative financial instrument is recorded in Accumulated other comprehensive income (loss) in Equity and reclassified to net income in the same period when the gain or loss on the hedged item is included in net income. The gain or loss on the derivative financial instrument is included in the same line of the Statement of Consolidated Income as the offsetting loss or gain on the hedged item.

•	The foreign currency exposure related to a net investment in a foreign operation (a net investment hedge). For these hedges, the gain or loss on the derivative financial instrument is recorded in Accumulated other comprehensive income (loss) in Equity and reclassified to net income in the same period when the gain or loss related to the net investment in the foreign operation is included in net income. The gain or loss on the derivative financial instrument is included in the same line of the Statement of Consolidated Income as the offsetting loss or gain on the hedged item.
For derivatives that are not designated as a hedge, any gain or loss is immediately recorded in net income. The majority of derivatives used in this manner relate to exposures resulting from assets or liabilities denominated in a foreign currency that arise in the normal course of business.
The change in fair value of a derivative financial instrument that is not effective as a hedge is immediately recorded in net income.
Information as to derivative financial instruments recorded in the Consolidated Balance Sheet as of March 31, 2009 follows:

	Fair value
	Included in	Included in	Included in
	Other current	Other long-term	Other current
	assets	assets	liabilities
Derivatives designated as hedges
Fixed-to-floating interest rate swaps (fair value hedges)		$58
Foreign currency exchange contracts (cash flow hedges)			$7
Commodity contracts (cash flow hedges)	$1		6
Cross currency interest rate contracts (net investment hedges)		1

	$1	$59	$13

Derivatives not designated as hedges (gain or loss recognized immediately in net income)
Foreign currency exchange contracts	$51		$33
Commodity contracts			2

	$51		$35

At March 31, 2009, the net notional amount related to derivatives in the table above was $100.
Amounts recorded in Accumulated other comprehensive income (loss) in Equity and in net income for the three months ended March 31, 2009 follow:

	Amount of gain	Location of gain
	(loss) recorded in	(loss) recorded in
	net income	net income
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(19)	Interest expense
Related long-term debt converted to floating interest rates by interest rate swaps	19	Interest expense

		Amount of gain
	Amount of gain	(loss) reclassified	Location of gain
	(loss) recorded	from Accumulated	(loss) reclassified
	in Accumulated	other	from Accumulated
	other	comprehensive	other comprehensive
	comprehensive	income (loss) into	income (loss) into
	income (loss)	net income	net income
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$(6)	$(4)	Cost of products sold
Commodity contracts	12	(10)	Cost of products sold

	$6	$(14)

As of March 31, 2009, $11 of deferred net losses related to foreign currency exchange contracts and commodity contracts that were recorded in Accumulated in other comprehensive income (loss) in Equity are expected to be reclassified to net income during the next twelve months.
In the fourth quarter of 2008, Eaton issued Yen 10 billion ($110 million) of 10-year long-term debt. The debt is designated and qualifies as a non-derivative instrument hedging the foreign currency exposure of Eaton’s net investment in Japanese operations. During the first quarter of 2009, a gain of $9 resulting from this hedge was recorded in Accumulated other comprehensive income (loss) in Equity.
BUSINESS SEGMENT INFORMATION
In the first quarter of 2009, Eaton changed its business segment financial reporting structure. The Electrical segment was divided into Electrical Americas and Electrical Rest of World. The Hydraulics, Aerospace, Truck and Automotive segments continue as individual reporting segments. Accordingly, business segment information for prior years has been restated to conform to the current year’s presentation. The change to the business segments did not affect net income for any of the periods presented.

	Three months ended
	March 31
	2009	2008
Net sales
Electrical Americas	$859	$911
Electrical Rest of World	544	393
Hydraulics	430	657
Aerospace	418	430
Truck	292	567
Automotive	270	538

	$2,813	$3,496

Operating profit (loss)
Electrical Americas	$106	$142
Electrical Rest of World	(6)	18
Hydraulics	6	78
Aerospace	71	63
Truck	(34)	85
Automotive	(46)	46

Corporate
Amortization of intangible assets	(42)	(25)
Interest expense-net	(37)	(38)
Pension & other postretirement benefit expense	(47)	(38)
Stock option expense	(7)	(7)
Other corporate expense—net	(27)	(35)

Income (loss) from continuing operations before income taxes	(63)	289
Income taxes (benefits)	(11)	42

Income (loss) from continuing operations	(52)	247
Income from discontinued operations		3

Net income (loss)	(52)	250
Adjustment of net income (loss) for noncontrolling interests	2	(3)

Net income (loss) attributable to Eaton	$(50)	$247

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
Millions of dollars unless indicated otherwise (per share data assume dilution)
OVERVIEW OF EATON
Eaton Corporation is a diversified power management company with 2008 sales of $15.4 billion. Eaton is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 75,000 employees and sells products to customers in more than 150 countries.
In the first quarter of 2009, Eaton changed its business segment financial reporting structure. The Electrical segment was divided into Electrical Americas and Electrical Rest of World. The Hydraulics, Aerospace, Truck and Automotive segments continue as individual reporting segments. Accordingly, business segment information for prior years has been restated to conform to the current year’s presentation. The change to the business segments did not affect net income for any of the periods presented.
The principal markets for the Electrical Americas and Electrical Rest of World segments are industrial, institutional, government, utility, commercial, residential, information technology and original equipment manufacturer customers. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals and factories. Customers are generally concentrated in North America, Europe and Asia Pacific; however, sales are made globally. Sales are made directly and indirectly through distributors, resellers and manufacturers representatives.
The principal markets for the Hydraulics segment include oil and gas, renewable energy, marine, agriculture, construction, mining, forestry, utility, material handling, truck and bus, machine tools, molding, primary metals, power generation, and entertainment. Customers are generally concentrated in North America, Europe and Asia Pacific; however, sales are made globally. Sales are made directly and indirectly through distributors, resellers and manufacturers representatives.
The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers. Customers are located globally, and products are sold and serviced through a variety of channels.
The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks, SUVs, CUVs and passenger cars. Customers are located globally, and most sales are made directly to these customers.
HIGHLIGHTS OF RESULTS FOR 2009

	Three months ended March 31
	2009	2008	Decrease
Continuing operations
Net sales	$2,813	$3,496	(20)%
Gross profit	639	964	(34)%
Percent of net sales	22.7%	27.6%
Income (loss) before income taxes	(63)	289
Income (loss) after income taxes	$(52)	$247
Income from discontinued operations		3

Net income (loss)	(52)	250
Adjustment of net income (loss) for noncontrolling interests	2	(3)

Net income (loss) attributable to Eaton	$(50)	$247

Net income (loss) per Common Share attributable to Eaton Common Shareholders-assuming dilution
Continuing operations	$(0.30)	$1.62
Discontinued operations		.02

	$(0.30)	$1.64

In the first quarter of 2009, net sales declined by 20% compared to the first quarter of 2008. The reduction reflected a 20% decline in organic growth, which primarily resulted from the global economic recession, and 8% from foreign exchange, partially offset by an 8% increase from acquisitions of businesses. The decline in organic growth resulted from end markets that fell 21% in the first quarter of 2009 compared to the first quarter of 2008, partially offset by 1% from outgrowing end markets. Acquisitions of businesses were primarily The Moeller Group, acquired on April 4, 2008, and Phoenixtec Power Company Ltd., acquired on February 26, 2008.
Gross profit declined by 34% in the first quarter of 2009 compared to the first quarter of 2008. The reduction was primarily due to the 20% decline in net sales discussed above; operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales; pretax charges of $65 resulting from actions to reduce the workforce, a substantial portion of which were recorded in cost of products sold; and higher acquisition integration charges of $21 in 2009 compared to $13 in 2008. These reductions in gross profit were partially offset by savings associated with employee reductions in 2008 and 2009 and the benefits of integrating recently acquired businesses, primarily Moeller and Phoenixtec.
In the first quarter of 2009, Eaton reported a net loss of $50 and a net loss per Common Share of $.30, compared to net income in the first quarter of 2008 of $247 and net income per share of $1.64. The declines were primarily due to lower net sales in 2009 resulting from the global economic recession and the factors that affected gross profit discussed above. Net loss per share was reduced due to a higher number of average shares outstanding in the first quarter of 2009 compared to the first quarter of 2008, resulting from the sale of 18.678 million shares in the second quarter of 2008.
Net cash provided by operating activities was $107 in the first quarter of 2009, an increase of $124 compared to cash used by operating activities of $17 in the first quarter of 2008. Operating cash flows in 2009 were reduced by the net loss of $50 in the first quarter of 2009 compared to net income of $247 in the first quarter of 2008. This effect on operating cash flows was more than offset by the $323 net reduction in working capital accounts in the first quarter of 2009 compared to the first quarter in 2008, primarily due to the impact on accounts receivable, inventory and other working capital accounts of lower levels of operations resulting from the global economic recession, and internal efforts to reduce the investment in working capital. Cash and short-term investments totaled $434 at March 31, 2009, down $96 from $530 at year-end 2008, reflecting the use of these assets to fund operating, investing and financing activities.
Total debt of $4,187 at March 31, 2009 declined by $84 from $4,271 at year-end 2008. Eaton issued $550 of long-term debt in March 2009 through the sale of $250 of 5.95% Notes due 2014 and $300 of 6.95% Notes due 2019, with the cash proceeds from the sale of the Notes used to repay outstanding commercial paper. The net-debt-to-capital ratio was 38.1% at March 31, 2009 compared to 37.0% at the end of 2008, reflecting the combined effect during the first quarter of 2009 of the $84 decrease in total debt, the $96 decline in cash and short-term investments, and the $252 decrease in Eaton shareholders’ equity, which primarily resulted from foreign currency translation adjustments of $183, cash dividends paid of $83, and the net loss of $50 in the first quarter of 2009.
Net working capital of $1,497 at March 31, 2009 rose by $447 from $1,050 at the end of 2008. The increase was primarily due to short-term debt that was $601 lower at March 31, 2009 compared to the end of 2008, largely due to the repayment of $550 of commercial paper borrowings through the use of cash proceeds from the sale of $550 of long-term notes in March 2009 discussed above. Other working capital amounts declined by $154 primarily due to lower activity levels due to the global economic recession. The current ratio was 1.5 at March 31, 2009 and 1.3 at year-end 2008.
As of mid-April 2009, Eaton anticipates its end markets will decline between 15% and 16% for all of 2009 as the recovery in the U.S. and Western European economies is expected to be delayed one quarter, with the recovery now more likely to begin in the first quarter of 2010. As a result of the expected greater market decline in 2009, Eaton is continuing to adjust corporate-wide resource levels.

RESULTS OF OPERATIONS — 2009 COMPARED TO 2008

	Three months ended March 31
	2009	2008	Decrease
Continuing operations
Net sales	$2,813	$3,496	(20)%
Gross profit	639	964	(34)%
Percent of net sales	22.7%	27.6%
Income (loss) before income taxes	(63)	289
Income (loss) after income taxes	$(52)	$247
Income from discontinued operations		3

Net income (loss)	(52)	250
Adjustment of net income (loss) for noncontrolling Interests	2	(3)

Net income (loss) attributable to Eaton	$(50)	$247

Net income (loss) per Common Share attributable to Eaton Common Shareholders-assuming dilution
Continuing operations	$(0.30)	$1.62
Discontinued operations		.02

	$(0.30)	$1.64

Net sales in the first quarter of 2009 declined 20% compared to the first quarter of 2008. The reduction reflected a 20% decline in organic growth, which primarily resulted from the global economic recession, and 8% from foreign exchange, partially offset by an 8% increase from acquisitions of businesses. The decline in organic growth resulted from end markets that fell 21% in the first quarter of 2009 compared to the first quarter of 2008, partially offset by 1% from outgrowing end markets. Acquisitions of businesses were primarily Moeller, acquired on April 4, 2008, and Phoenixtec, acquired on February 26, 2008. These acquisitions increased the proportion of Eaton’s sales outside of the United States.
Gross profit declined by 34% in the first quarter of 2009 compared to the first quarter of 2008. The reduction was primarily due to the 20% decline in net sales discussed above; operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales; pretax charges of $65 resulting from actions to reduce the workforce, a substantial portion of which were recorded in cost of products sold; and higher acquisition integration charges of $21 in 2009 compared to $13 in 2008. These reductions in gross profit were partially offset by savings associated with employee reductions in 2008 and 2009 and the benefits of integrating recently acquired businesses, primarily Moeller and Phoenixtec.
OTHER RESULTS OF OPERATIONS
Eaton took significant actions in 2008 to reduce the workforce in anticipation of the severe economic downturn, and in the first quarter of 2009 took further action. The reductions in 2008 and 2009 total approximately 10% of the full-time workforce. Pretax charges recorded in the first quarter of 2009 for these actions were $65. The workforce reduction charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
In 2009 and 2008, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recorded as expense as incurred. A summary of these charges follows:

	Three months ended
	March 31
	2009	2008
Electrical Americas	$1
Electrical Rest of World	16	$3
Hydraulics	1	2
Aerospace	2	7
Automotive	1	1

Pretax charges	$21	$13

After-tax charges	$14	$9
Per Common Share	$.08	$.06

Charges in 2009 were related primarily to the integration of the following acquisitions: Integrated Hydraulics, Kirloskar, Moeller, Phoenixtec and Argo-Tech. Charges in 2008 were related primarily to the integration of the following acquisitions: the MGE small systems UPS business, Argo-Tech, Synflex, PerkinElmer and Cobham. The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
During the first quarter of 2009, income tax benefits of $11 were recorded (a tax benefit rate of 17.1%) compared to income tax expense of $42 in the first quarter of 2008 (14.4% effective tax rate).
In the first quarter of 2009, Eaton reported a net loss of $50 and a net loss per Common Share of $.30, compared to net income in the first quarter of 2008 of $247 and net income per share of $1.64. The declines were primarily due to lower net sales in 2009 resulting from the global economic recession and the factors that affected gross profit discussed above. Net loss per share was reduced due to a higher number of average shares outstanding in the first quarter of 2009 compared to the first quarter of 2008, resulting from the sale of 18.678 million shares in the second quarter of 2008.
In the first quarter of 2009, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Standard clarifies accounting and reporting for noncontrolling interests, sometimes called a minority interest, which is the portion of equity in a subsidiary not owned, directly or indirectly, by Eaton. As result of the adoption of this Standard, the Statements of Consolidated income and the Consolidated Balance Sheets were reclassified to report separately noncontrolling interests. The adoption of this Statement did not have a material effect on Eaton’s consolidated financial position and results of operations.
RESULTS BY BUSINESS SEGMENT
Electrical Americas

	Three months ended March 31
	2009	2008	Decrease
Net sales	$859	$911	(6)%
Operating profit	106	142	(25)%
Operating margin	12.3%	15.6%
Sales of the Electrical Americas segment declined 6% in the first quarter of 2009 compared to the first quarter of 2008. The decline consisted of a 3% decline in organic growth and a 3% decline from foreign exchange. The reduction in organic growth included 10% from lower end markets during the first quarter of 2009 compared to the first quarter of 2008, partially offset by a 7% increase from outgrowing end markets. Eaton’s large project business held up well in the first quarter of 2009, but the short-cycle component businesses all registered steep declines. Eaton now anticipates end markets for the Electrical Americas segment are likely to decline by 12% for all of 2009.
Operating profit declined 25% in the first quarter of 2009 compared to the first quarter of 2008. The reduction was largely due to the 6% decline in net sales discussed above, operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009, and a changed sales mix. Operating profit in the first quarter of 2009 was also reduced by acquisition integration charges of $1, which reduced the operating margin by 0.1%.
Electrical Rest of World

	Three months ended March 31
			Increase
	2009	2008	(Decrease)
Net sales	$544	$393	38%
Operating profit (loss)	(6)	18	NM
Operating margin	(1.1)%	4.6%
Sales of the Electrical Rest of World segment increased 38% in the first quarter of 2009 compared to the first quarter of 2008. The increase consisted of a 70% increase from acquisitions of businesses, primarily Moeller, acquired on April 4, 2008, and Phoenixtec, acquired on February 26, 2008, partially offset by declines of 16% in organic growth and 16% from foreign exchange. The 16% decline in organic growth in the first quarter of 2009 included 18% from lower end markets compared to the first quarter of 2008, partially offset by a 2% increase from outgrowing end markets. End markets in Europe and Asia Pacific declined markedly in the first quarter of 2009 and reflected significant inventory destocking in most distribution channels as customers moved aggressively to reduce their inventory levels. Eaton is starting to see some signs that Asian markets are stabilizing, but has yet to see such signs in Europe. Eaton now anticipates end markets for the Electrical Rest of World segment are likely to decline by 9% for all of 2009.
Operating losses of $6 in the first quarter of 2009 compared to operating profit of $18 in the first quarter of 2008. The decline was largely due to the negative effect of foreign exchange and reduced operating profit related to the 16% decline in organic sales growth, partially offset by increased operating profit, before acquisition integration charges, from the acquired Moeller and Phoenixtec businesses. The decline in operating profit also was due to acquisition integration charges of $16 in 2009 that increased over similar charges of $3 in the first quarter of 2008. These charges reduced the operating margin by 2.9% in 2009 and 0.8% in 2008. Acquisition integration charges in 2009 primarily related to Moeller and Phoenixtec, while charges in 2008 related to the MGE small systems UPS business.
Hydraulics

	Three months ended March 31
	2009	2008	Decrease
Net sales	$430	$657	(35)%
Operating profit	6	78	(92)%
Operating margin	1.4%	11.9%
Sales of the Hydraulics segment declined 35% in the first quarter of 2009 compared to the first quarter of 2008. The decline included a 31% decline in organic growth and a 5% decline from foreign exchange, partially offset by a 1% increase from acquisitions of businesses. Global hydraulics markets fell by 29% in the first quarter of 2009 compared to the first quarter of 2008, with non-U.S. markets down 29% and U.S. markets down 28%. Hydraulics markets in the first quarter of 2009 suffered from prolonged shutdowns and cancellations of orders by many original equipment manufacturers. In addition, distributor channel partners also significantly curtailed their level of orders. Eaton now anticipates end markets for the Hydraulics segment are likely to decline by 25% for all of 2009.
Operating profit declined 92% in the first quarter of 2009 compared to the first quarter of 2008. The reduction was primarily due to the 35% decline in net sales discussed above and operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009. Operating profit in the first quarter of 2009 was also reduced by acquisition integration charges of $1 compared to charges of $2 in the first quarter of 2008, which reduced the operating margin by 0.2% in 2009 and 0.3% in 2008. Charges in 2009 and 2008 related to Ronningen-Petter and Synflex.
Aerospace

	Three months ended March 31
			Increase
	2009	2008	(Decrease)
Net sales	$418	$430	(3)%
Operating profit	71	63	13%
Operating margin	17.0%	14.7%
Net sales of the Aerospace segment declined 3% in the first quarter of 2009 compared to the first quarter of 2008. The decline reflected a 5% reduction from foreign exchange, partially offset by a 2% increase from organic growth. The increase in organic growth included a reduction of 4% from lower end markets in the first quarter of 2009 compared to the first quarter of 2008, more than offset by a 6% increase from outgrowing end markets. Aerospace markets declined 4% in the first quarter of 2009 compared to the first quarter of 2008, with non-U.S. markets down 13% and U.S. markets up 1%. Eaton anticipates the global aerospace market will decline by 5% in 2009. The decline is driven by reduced commercial passenger traffic and by a sharp decline in business jet production.
Operating profit rose 13% in the first quarter of 2009 over the first quarter of 2008. The increase was primarily due to acquisition integration charges of $2 in the first quarter of 2009 which were reduced compared to charges of $7 in the first quarter of 2008. These charges reduced the operating margin by 0.5% in 2009 and 1.6% in 2008. The acquisition integration charges related to Argo-Tech, PerkinElmer and Cobham.

Truck

	Three months ended March 31
	2009	2008	Decrease
Net sales	$292	$567	(49)%
Operating profit (loss)	(34)	85	NM
Operating margin	(11.6)%	15.0%
Net sales of the Truck segment declined 49% in the first quarter of 2009 from the first quarter of 2008. The decline included a 38% decline in organic growth and an 11% decline from foreign exchange. The reduction in organic growth was primarily due to OEM end markets that fell 27% in the first quarter of 2009 compared to the first quarter of 2008, with U.S. markets down 32% and non-U.S. markets down 20%. Also purchases of components by global truck manufacturers and aftermarket channel customers declined even more severely than truck production, as significant destocking occurred throughout the channel. Eaton now anticipates global truck markets will fall 22% for all of 2009.
Operating losses of $34 in the first quarter of 2009 compared to operating profit of $85 in the first quarter of 2008. The reduction was primarily due to the significant 49% reduction in sales in 2009 and operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009.
Automotive

	Three months ended March 31
	2009	2008	Decrease
Net sales	$270	$538	(50)%
Operating profit (loss)	(46)	46	NM
Operating margin	(17.0)%	8.6%
Sales of the Automotive segment declined 50% in the first quarter of 2009 from the first quarter of 2008. The decline included a 39% decline in organic growth and an 11% decline from foreign exchange. The decline in organic growth was primarily due to global automotive end markets that fell 40% in the first quarter of 2009 compared to the first quarter of 2008, with U.S. markets down 51% and non-U.S. markets down 35%. World automotive markets in the first quarter of 2009 suffered their sharpest decline in decades. Eaton now anticipates global automotive markets will fall by 23% for 2009, with U.S. production down 25% and non-U.S. production down 22%.
Operating losses of $46 in the first quarter of 2009 compared to operating profits of $46 in the first quarter of 2008. The reduction was primarily due to the significant 50% reduction in sales, operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009, and the cost of the workforce reductions undertaken in the first quarter of 2009. Operating profit was also reduced by acquisition integration charges of $1 in both the first quarter of 2009 and the first quarter of 2008, which reduced the operating margin by 0.4% and 0.2%, respectively. Acquisition charges in 2009 primarily related to the engine valve business of Kirloskar Oil Engines Ltd.
Corporate
Amortization of intangible assets of $42 in the first quarter of 2009 increased from $25 in the first quarter of 2008. The increase was due to amortization of intangible assets associated with recently acquired businesses, primarily the Moeller and Phoenixtec businesses.
Corporate pension & other postretirement benefit expense was $47 in the first quarter of 2009 compared to $38 in the first quarter of 2008. The increase was primarily due to the effect of updated actuarial assumptions, lower returns on pension plan assets due to the decline in asset values arising from the decline in world equity markets, and increased curtailment and settlement losses in 2009.

CHANGES IN FINANCIAL CONDITION DURING 2009
Cash flow and working capital
Net cash provided by operating activities was $107 in the first quarter of 2009, an increase of $124 compared to cash used by operating activities of $17 in the first quarter of 2008. Operating cash flows in 2009 were reduced by the net loss of $50 in the first quarter of 2009 compared to net income of $247 in the first quarter of 2008. This effect on operating cash flows was more than offset by the $323 net reduction in working capital accounts in the first quarter of 2009 compared to the first quarter in 2008, primarily due to the impact on accounts receivable, inventory and other working capital accounts of lower levels of operations resulting from the global economic recession, and internal efforts to reduce the investment in working capital. Cash and short-term investments totaled $434 at March 31, 2009, down $96 from $530 at year-end 2008, reflecting the use of these assets to fund operating, investing and financing activities.
Net working capital of $1,497 at March 31, 2009 rose by $447 from $1,050 at the end of 2008. The increase was primarily due to short-term debt that was $601 lower at March 31, 2009 compared to the end of 2008, largely due to the repayment of $550 of commercial paper borrowings through the use of cash proceeds from the sale of $550 of long-term notes in March 2009 discussed below. Other working capital amounts declined by $154 primarily due to lower activity levels due to the global economic recession. The current ratio was 1.5 at March 31, 2009 and 1.3 at year-end 2008.
Eaton monitors the third-party depository institutions that hold its cash and short-term investments on a daily basis. Its emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. Eaton diversifies its cash and short-term investments among counterparties to minimize exposure to any one of these entities. Eaton also monitors the creditworthiness of its customers and suppliers to mitigate any adverse impact on it. Derivative financial instruments used by Eaton are straightforward, non-leveraged instruments. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains controls over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions.
Capital expenditures for 2009 are expected to be $250, which would be 44% below capital expenditures made in 2008.
Debt
Total debt of $4,187 at March 31, 2009 declined by $84 from $4,271 at year-end 2008. Eaton issued $550 of long-term debt in March 2009 through the sale of $250 of 5.95% Notes due 2014 and $300 of 6.95% Notes due 2019, with the cash proceeds from the sale of the Notes used to repay outstanding commercial paper. The net-debt-to-capital ratio was 38.1% at March 31, 2009 compared to 37.0% at the end of 2008, reflecting the combined effect during the first quarter of 2009 of the $84 decrease in total debt, the $96 decline in cash and short-term investments, and the $252 decrease in Eaton shareholders’ equity, which primarily resulted from foreign currency translation adjustments of $183, cash dividends paid of $83, and the net loss of $50 in the first quarter of 2009.
Eaton has United States long-term revolving credit facilities with banks of $1.7 billion, of which $700 expire in 2010, $500 in 2011 and $500 in 2013. These revolving credit facilities support Eaton’s commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at March 31, 2009.
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
At March 31, 2009, Eaton is in compliance with all covenants related to its long-term debt obligations.
Credit Ratings
On January 30, 2009, Standard & Poor’s lowered its credit rating for Eaton by one notch from A/A-1/Negative to A-/A-2/Stable (long-term rating/short-term rating/outlook). On March 5, 2009, Fitch lowered its credit rating for Eaton by one notch from A/F-1/Negative to A-/F-2/Stable, and on March 11, 2009, Moody’s lowered its credit rating for Eaton by one notch from A2/P-1/Negative to A3/P-2/Stable. Effectively, each rating agency’s action was based on its view that weak end-market conditions would limit Eaton’s ability in the near term to return to credit metrics consistent with each rating agency’s target levels for the next higher rating.
The impact of the lower credit ratings on Eaton’s interest cost and ability to sustain compliance with its debt covenants is expected to be minimal. The changes in the credit ratings had no material impact on the operations of Eaton’s businesses and had no effect on the interest costs of its outstanding long-term debt.
CONTRACTUAL OBLIGATIONS
There have been no material changes to the table of contractual obligations presented on page 67 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2008.
FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the performance of the end markets for Eaton’s business segments for full year 2009, worldwide end markets and events and trends that may affect Eaton’s future operating results and financial position. These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for Eaton’s business segments; unanticipated downturns in business relationships with customers or their purchases from Eaton; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk presented on page 66 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman, Chief Executive Officer and President; and Richard H. Fearon — Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2009.
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
During the first quarter of 2009, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Eaton’s Annual Meeting of Shareholders on April 22, 2009, the Shareholders took the following actions:
Approved the election of four directors

	For	Against	Withheld
Alexander M. Cutler	143,702,392	5,463,061	370,188
Arthur E. Johnson	143,297,217	5,732,137	506,287
Deborah L. McCoy	141,494,151	7,538,467	503,023
Gary L. Tooker	144,559,458	4,363,708	612,475

Approved the 2009 Stock Plan
For	119,296,972
Against	14,181,726
Abstain	927,451

Approved the appointment of Ernst & Young LLP as independent auditor for 2009
For	146,913,660
Against	2,173,467
Abstain	448,514
ITEM 6. EXHIBITS
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION

Registrant
Date: April 29, 2009
/s/ Richard H. Fearon

Richard H. Fearon Vice Chairman and Chief Financial and Planning Officer

EATON CORPORATION
FIRST QUARTER 2009 REPORT ON FORM 10-Q
EXHIBIT INDEX

3 (a)	Amended Articles of Incorporation (amended and restated as of April 24, 2008) — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008
3 (b)	Amended Regulations (amended and restated as of April 23, 2008) — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008
4	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt
12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report
31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report
31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report
32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report
32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report