Form 10-Q
period 2009-06-30
EATON CORP
filed 2009-08-04
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 165.6 million Common Shares outstanding as of June 30, 2009.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Item 3. Quantitative & Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EATON CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	June 30		June 30
(Millions except for per share data)	2009	2008	2009	2008
Net sales	$2,901	$4,279	$5,714	$7,775

Cost of products sold	2,189	3,069	4,363	5,601
Selling & administrative expense	554	704	1,112	1,256
Research & development expense	95	111	193	200
Interest expense-net	41	44	78	82
Other (income) expense-net	(8)	(7)	1	(11)

Income (loss) from continuing operations before income taxes	30	358	(33)	647
Income taxes (benefits)	(1)	21	(12)	63

Income (loss) from continuing operations	31	337	(21)	584
Income from discontinued operations				3

Net income (loss)	31	337	(21)	587
Adjustment of net income (loss) for noncontrolling interests	(2)	(4)		(7)

Net income (loss) attributable to Eaton Common Shareholders	$29	$333	$(21)	$580

Net income (loss) per Common Share attributable to Eaton Common Shareholders – assuming dilution
Continuing operations	$.17	$2.03	$(.13)	$3.68
Discontinued operations				.01

	$.17	$2.03	$(.13)	$3.69

Average number of Common Shares outstanding — assuming dilution	167.6	163.6	166.2	157.1

Net income (loss) per Common Share attributable to Eaton Common Shareholders – basic
Continuing operations	$.17	$2.07	$(.13)	$3.74
Discontinued operations				.01

	$.17	$2.07	$(.13)	$3.75

Average number of Common Shares outstanding — basic	166.9	161.2	166.2	154.5

Cash dividends paid per Common Share	$.50	$.50	$1.00	$1.00

Amounts attributable to Eaton Common Shareholders
Income (loss) from continuing operations	$29	$333	$(21)	$577
Income from discontinued operations				3

	$29	$333	$(21)	$580

See accompanying notes.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Millions)	2009	2008
ASSETS
Current assets
Cash	$148	$188
Short-term investments	433	342
Accounts receivable	2,015	2,295
Inventories	1,373	1,554
Deferred income taxes & other current assets	508	416

	4,477	4,795

Property, plant & equipment-net	2,542	2,639
Goodwill	5,376	5,232
Other intangible assets	2,481	2,518
Deferred income taxes & other assets	1,315	1,471

	$16,191	$16,655

LIABILITIES & EQUITY
Current liabilities
Short-term debt	$109	$812
Current portion of long-term debt	534	269
Accounts payable	923	1,121
Accrued compensation	263	297
Other current liabilities	1,230	1,246

	3,059	3,745

Long-term debt	3,399	3,190
Pension liabilities	1,411	1,650
Other postretirement liabilities	620	703
Other long-term liabilities & deferred income taxes	1,011	1,002

Eaton shareholders’ equity	6,647	6,317
Noncontrolling interests	44	48

Total equity	6,691	6,365

	$16,191	$16,655

See accompanying notes.

EATON CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended
	June 30
(Millions)	2009	2008
Net cash provided by (used in) operating activities
Net income (loss)	$(21)	$587
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation & amortization	290	280
Changes in working capital, excluding acquisitions & sales of businesses	250	(356)
Other-net	(51)	(149)

	468	362

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(96)	(217)
Cash paid for acquisitions of businesses		(2,694)
Sales (purchases) of short-term investments-net	(67)	28
Other-net	(2)	(4)

	(165)	(2,887)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months — proceeds	557	1,112
Borrowings with original maturities of more than three months — payments	(315)	(731)
Borrowings (payments) with original maturities of less than three months-net, primarily commercial paper	(424)	808
Cash dividends paid	(167)	(156)
Proceeds from issuance of Common Shares		1,522
Cash received from exercise of employee stock options	9	42
Other-net	(3)	5

	(343)	2,602

Total increase (decrease) in cash	(40)	77
Cash at the beginning of the year	188	142

Cash at the end of the period	$148	$219

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
ADOPTION OF NEW ACCOUNTING STANDARDS
Noncontrolling Interests in Consolidated Financial Statements
In the first quarter of 2009, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Standard clarifies accounting and reporting for noncontrolling interests, sometimes called a minority interest, which is the portion of equity in a subsidiary not owned, directly or indirectly, by Eaton. As a result of the adoption of this Standard, the Consolidated Financial Statements were reclassified to separately report noncontrolling interests. The adoption of this Standard did not have a material effect on Eaton’s consolidated results of operations, financial position or cash flows.
Subsequent Events
In the second quarter of 2009, Eaton adopted SFAS No. 165, “Subsequent Events”. This Standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Eaton has evaluated subsequent events through August 4, 2009, the date the financial statements were issued, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended June 30, 2009.
ACQUISITIONS OF BUSINESSES
In 2009 and 2008, Eaton acquired certain businesses and entered into joint ventures in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales

SEG Middle East Power Solutions & Switchboard Manufacture LLC	July 6, 2009	Electrical	$10 for 2008
A joint venture to manufacture low voltage switchboards and control panel assemblies for use in the Middle East power generation and industrial markets		Rest of World

Integ Holding Limited	October 2, 2008	Hydraulics	$52 for 2007
The parent company of Integrated Hydraulics Ltd., a U.K.-based manufacturer of screw-in cartridge valves, custom-engineered hydraulic valves and manifold systems

	Date of	Business
Acquired business	acquisition	segment	Annual sales

Nittan Global Tech Co. Ltd.	Operational	Automotive	New joint venture
A joint venture to manage the global design, manufacture and supply of engine valves and valve actuation products to Japanese and Korean automobile and engine manufacturers. In addition, during the second half of 2008, several related manufacturing joint ventures were established.
October 1, 2008

Engine Valves business of Kirloskar Oil Engines Ltd.	July 31, 2008	Automotive	$5 for 2007
An India-based designer, manufacturer and distributor of intake and exhaust valves for diesel and gasoline engines

PK Electronics	July 31, 2008	Electrical	$9 for 2007
A Belgium-based distributor and service provider of single phase and three-phase uninterruptible power supply (UPS) systems		Rest of World

The Moeller Group	April 4, 2008	Electrical	€1.02 billion for 2007
A Germany-based supplier of electrical components for commercial and residential building applications and industrial controls for industrial equipment applications		Rest of World

Balmen Electronic, S.L.	March 31, 2008	Electrical	$6 for 2007
A Spain-based distributor and service provider of uninterruptible power supply (UPS) systems		Rest of World

Phoenixtec Power Company Ltd.	February 26, 2008	Electrical	$515 for 2007
A Taiwan-based manufacturer of single and three-phase uninterruptible power supply (UPS) systems		Rest of World
Restructuring Liabilities
For acquisitions of businesses completed prior to 2009, Eaton has undertaken restructuring activities at acquired businesses, including workforce reductions, plant consolidations, and facility closures. In accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, liabilities for these restructuring activities were recognized in the allocation of the purchase price related to the acquired business. A summary of these liabilities, and utilization of the various components, follows:

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2009	283	$12	$1	$13
Liabilities recognized	1,065	21		21
Utilized	(340)	(5)		(5)

Balance at June 30, 2009	1,008	$28	$1	$29

ACQUISITION INTEGRATION, WORKFORCE REDUCTION & PLANT CLOSING CHARGES
Acquisition Integration Charges
In 2009 and 2008, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recognized as expense as incurred. A summary of these charges follows:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Electrical Americas	$2	$1	$3	$1
Electrical Rest of World	10	6	26	9
Hydraulics		1	1	3
Aerospace	3	6	5	13
Automotive		1	1	2
Corporate		2		2

Pretax charges	$15	$17	$36	$30

After-tax charges	$10	$11	$24	$20
Per Common Share	$.06	$.07	$.14	$.13
Charges in 2009 were related primarily to the integration of the following acquisitions: Integrated Hydraulics, Kirloskar, Moeller, Phoenixtec and Argo-Tech. Charges in 2008 were related primarily to the integration of the following acquisitions: Moeller, Phoenixtec, the MGE small systems UPS business, Argo-Tech, Synflex, PerkinElmer and Cobham. The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Workforce Reduction Charges
Eaton took significant actions in 2008 to reduce the workforce in anticipation of the severe economic downturn, and in the first half of 2009 took further action. The reductions in 2008 and 2009 total approximately 15% of the full-time workforce. These actions resulted in the recognition of pretax charges for severance and pension and other postretirement benefits expense of $69 in the second quarter of 2009 and $134 in the first half of 2009. These pretax charges included $31 related to pension and other postretirement benefits expenses attributable to the settlements and curtailments recognized in the second quarter of 2009, as described below. The workforce reduction charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate.
Summary of Acquisition Integration, Workforce Reduction & Plant Closing Charges
A summary of acquisition integration charges and workforce reduction charges recognized in 2009, and remaining liabilities related to acquisition integration charges and plant closing charges recognized in prior years, follows:

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2009	534	$21	$4	$25
Liabilities recognized	10,377	143	27	170
Utilized	(9,268)	(118)	(29)	(147)

Balance at June 30, 2009	1,643	$46	$2	$48

LONG-TERM DEBT
In March 2009, Eaton issued $550 of long-term debt through the sale of $250 of 5.95% Notes due 2014 and $300 of 6.95% Notes due 2019. The cash proceeds from the sale of the Notes were used to repay outstanding commercial paper.

RETIREMENT BENEFIT PLANS
The components of retirement benefits costs follow:

	Three months ended June 30
			Other
			postretirement
	Pension benefits		benefits
	2009	2008	2009	2008
Service cost	$(28)	$(40)	$(4)	$(4)
Interest cost	(51)	(35)	(12)	(12)
Expected return on plan assets	47	34
Amortization	(9)	(7)		(3)

	(41)	(48)	(16)	(19)
Curtailment loss	(14)
Settlement loss	(51)	(7)

	$(106)	$(55)	$(16)	$(19)

	Six months ended June 30
			Other
			postretirement
	Pension benefits		benefits
	2009	2008	2009	2008
Service cost	$(60)	$(75)	$(8)	$(8)
Interest cost	(100)	(79)	(24)	(24)
Expected return on plan assets	95	82
Amortization	(22)	(19)	(1)	(6)

	(87)	(91)	(33)	(38)
Curtailment loss	(18)		(1)
Settlement loss	(69)	(20)

	$(174)	$(111)	$(34)	$(38)

Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in the second quarter of 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments in the second quarter before the limitation went into effect, resulting in pension settlement expense of $51 in the second quarter. This expense was included in Pension & other postretirement benefits expense in Business Segment Information.
As a result of the workforce reduction in 2009, curtailment expense of $14 related to U.S. pension and other postretirement benefits plans was recognized in the second quarter of 2009. The curtailment expense includes recognition of the change in the projected benefit obligation or accumulated post retirement benefit obligation, as well as recognition of a portion of the unrecognized prior service cost. This expense was included in Pension & other postretirement benefits expense in Business Segment Information.
As a result of the curtailment related to the U.S. pension and other postretirement benefit plans, liabilities related to these plans were remeasured in the second quarter of 2009. The curtailment and remeasurement resulted in a $283 reduction of liabilities ($205 for pensions and $78 for other postretirement benefits plans) with a corresponding reduction of Accumulated other comprehensive losses in Eaton shareholders’ equity ($182 after-tax consisting of $134 for pensions and $48 for other postretirement benefits). The reductions of these liabilities were primarily due to the significant reduction in workforce and the increase in the discount rate from 6.3% to 7.7%. As a result of the remeasurement, the amounts in Accumulated other comprehensive losses in Equity that will be recognized in the 2009 income statement as a component of net periodic retirement benefits costs will increase by $37 to $128 for pensions and will decrease by $4 to $0 for other postretirement benefits.
INCOME TAXES
During the second quarter of 2009 and the first half of 2009, income tax benefits of $1 and $12 were recognized (a tax benefit rate of 4.8% in the second quarter and 36.6% for the first half of 2009) compared to income tax expense of $21 and $63 in the second quarter of 2008 and the first half of 2008, respectively (6.0% and 9.7% effective tax rates). The income tax rate for the second quarter of 2009 was favorably affected by tax benefits from U. S. Federal, U.S. state and local, and certain foreign deferred tax assets where it is more likely than not that the deferred tax asset will be realized, based on available sources of future taxable income determined in accordance with SFAS No. 109, “Accounting for Income Taxes”.

COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) follow:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Net income (loss)	$31	$337	$(21)	$587
Foreign currency translation	399	59	216	152
Pensions & other postretirement benefits	214	14	239	33
Deferred gain on cash flow hedges	10	10	33	11

Total comprehensive income	654	420	467	783
Less comprehensive income attributable to noncontrolling interests	(2)	(7)		(8)

Comprehensive income attributable to Eaton Common Shareholders	$652	$413	$467	$775

TOTAL EQUITY
The following table presents the change in Total equity for the six month periods ended June 30, 2009 and 2008.

	Eaton
	shareholders’	Noncontrolling	Total
	equity	interests	equity
Balance at January 1, 2009	$6,317	$48	$6,365

Net income (loss)	(21)		(21)
Other comprehensive income	488		488

Total comprehensive income	467		467

Cash dividends paid	(167)	(4)	(171)
Net issuance of shares under employee benefit plans	31		31
Purchase of shares by deferred compensation trust	(1)		(1)

Balance at June 30, 2009	$6,647	$44	$6,691

	Eaton
	shareholders’	Noncontrolling	Total
	equity	interests	equity
Balance at January 1, 2008	$5,172	$59	$5,231

Net income	580	7	587
Other comprehensive income	195	1	196

Total comprehensive income	775	8	783

Cash dividends paid	(156)	(7)	(163)
Net issuance of shares under employee benefit plans	83		83
Issuance of shares	1,522		1,522
Purchase of shares by deferred compensation trust	(2)		(2)
Increase of noncontrolling interests through acquisitions		16	16

Balance at June 30, 2008	$7,394	$76	$7,470

INVENTORIES
The components of inventories follow:

	June 30,	December 31,
	2009	2008
Raw materials	$623	$683
Work-in-process & finished goods	865	987

Inventories at FIFO	1,488	1,670
Excess of FIFO over LIFO cost	(115)	(116)

	$1,373	$1,554

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO EATON COMMON SHAREHOLDERS
A summary of the calculation of net income (loss) per Common Share attributable to Eaton Common Shareholders assuming dilution and basic follows:

	Three months ended		Six months ended
	June 30		June 30
(Shares in millions)	2009	2008	2009	2008
Income (loss) from continuing operations	$29	$333	$(21)	$577
Income from discontinued operations				3

Net income (loss) attributable to Eaton Common Shareholders	$29	$333	$(21)	$580

Average number of Common Shares outstanding — assuming dilution	167.6	163.6	166.2	157.1
Less dilutive effect of stock options	.7	2.4		2.6

Average number of Common Shares outstanding — basic	166.9	161.2	166.2	154.5

Net income (loss) per Common Share attributable to Eaton Common Shareholders — assuming dilution
Continuing operations	$.17	$2.03	$(.13)	$3.68
Discontinued operations				.01

	$.17	$2.03	$(.13)	$3.69

Net income (loss) per Common Share attributable to Eaton Common Shareholders — basic
Continuing operations	$.17	$2.07	$(.13)	$3.74
Discontinued operations				.01

	$.17	$2.07	$(.13)	$3.75

FINANCIAL ASSETS & LIABILITIES RECOGNIZED AT FAIR VALUE
A summary of financial instruments recognized at fair value, in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, at June 30, 2009 follows:

		Fair value measurement used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recognized	instruments	instruments	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Cash	$148	$148
Short-term investments	433	433
Foreign currency forward exchange contracts	3		$3
Commodity contracts	2		2
Fixed-to-floating interest rate swaps	31		31
Long-term debt converted to floating interest rates by interest rate swaps	(31)		(31)

	$586	$581	$5

The carrying value of short-term debt on the balance sheet approximated estimated fair value. Long-term debt and current portion of long-term debt had a recognized value of $3,933 and a fair value of $3,916 at June 30, 2009 compared to a recognized value of $3,459 and a fair value of $3,427 at the end of 2008.
Assets of $1,697 related to defined benefit pension plans were also measured at fair value at June 30, 2009, compared to $1,674 at December 31, 2008.

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
SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, as amended requires derivative financial instruments to be measured at fair value and recognized as assets or liabilities in the Consolidated Balance Sheet. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated, and is effective, as part of a hedging relationship and, if so, on the nature of the hedging activity. Eaton formally documents all relationships between derivative financial instruments accounted for as hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative financial instruments to a recognized asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as hedges of:
•	The change in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability (a fair value hedge). For these hedges, the gain or loss on the derivative financial instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in net income during the period of change in fair value. The gain or loss on the derivative financial instrument is included in the same line of the Statement of Consolidated Income as the offsetting loss or gain on the hedged item.

•	The variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability (a cash flow hedge). For these hedges, the effective portion of the gain or loss on the derivative financial instrument is recognized in Accumulated other comprehensive income (loss) in Equity and reclassified to net income in the same period when the gain or loss on the hedged item is included in net income. The gain or loss on the derivative financial instrument is included in the same line of the Statement of Consolidated Income as the offsetting loss or gain on the hedged item.

•	The foreign currency exposure related to a net investment in a foreign operation (a net investment hedge). For these hedges, the effective portion of the gain or loss on the derivative financial instrument is recognized in Accumulated other comprehensive income (loss) in Equity and reclassified to net income in the same period when the gain or loss related to the net investment in the foreign operation is included in net income. The gain or loss on the derivative financial instrument is included in the same line of the Statement of Consolidated Income as the offsetting loss or gain on the hedged item.
The change in fair value of a derivative financial instrument that is not effective as a hedge is immediately recognized in net income.
For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in net income. The majority of derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency that arise in the normal course of business.

Information as to derivative financial instruments recognized in the Consolidated Balance Sheet as of June 30, 2009 follows:

		Fair value of
	derivative financial instruments
	Included	Included in	Included
	in Other	Other	in Other
	current	long-term	current
	assets	assets	liabilities
Derivatives designated as hedges
Fixed-to-floating interest rate swaps (fair value hedges)		$31
Foreign currency exchange contracts (cash flow hedges)	$9		$4
Commodity contracts (cash flow hedges)	3		2

	$12	$31	$6

Derivatives not designated as hedges
Foreign currency exchange contracts	$32		$33
Commodity contracts	2		1

	$34		$34

At June 30, 2009, the notional amount related to derivatives designated as hedges in the table above was $921, including $700 of fixed-to-floating interest rate swaps.
Amounts recognized in net income and Accumulated other comprehensive income (loss) in Equity for the three months and six months ended June 30, 2009 follow:

	Three months	Six months
	ended June 30,	ended June 30,
	2009	2009	Location of gain
	Amount of gain	Amount of gain	(loss)
	(loss) recognized	(loss) recognized	recognized in
	in net income	in net income	net income
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(26)	$(45)	Interest expense
Related long-term debt converted to floating interest rates by interest rate swaps	26	45	Interest expense

	Three months ended		Six months ended
	June 30, 2009		June 30, 2009
		Amount of gain		Amount of gain	Location of
		(loss)		(loss)	gain (loss)
	Amount of gain	reclassified	Amount of gain	reclassified	reclassified
	(loss)	from	(loss)	from	from
	recognized in	Accumulated	recognized in	Accumulated	Accumulated
	Accumulated	other	Accumulated	other	other
	other	comprehensive	other	comprehensive	comprehensive
	comprehensive	income (loss)	comprehensive	income (loss)	income (loss)
	income (loss)	into net income	income (loss)	into net income	into net income
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$7	$(3)	$1	$(7)	Cost of products sold
Commodity contracts	7	(6)	19	(16)	Cost of products sold

	$14	$(9)	$20	$(23)

As of June 30, 2009, $2 of deferred net gains related to foreign currency exchange contracts and commodity contracts that were recognized in Accumulated in other comprehensive income (loss) in Equity are expected to be reclassified to net income during the next twelve months.
In the fourth quarter of 2008, Eaton issued Yen 10 billion ($110 million) of 10-year long-term debt. The debt is designated and qualifies as a non-derivative instrument hedging the foreign currency exposure of Eaton’s net investment in Japanese operations. As of June 30, 2009, a gain of $6 resulting from this hedge was recognized in Accumulated other comprehensive income (loss) in Equity.
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

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Net sales
Electrical Americas	$881	$1,028	$1,740	$1,939
Electrical Rest of World	595	911	1,139	1,304
Hydraulics	425	695	855	1,352
Aerospace	409	466	827	896
Truck	321	625	613	1,192
Automotive	270	554	540	1,092

	$2,901	$4,279	$5,714	$7,775

Operating profit (loss)
Electrical Americas	$144	$158	$250	$300
Electrical Rest of World	16	92	10	110
Hydraulics	14	92	20	170
Aerospace	70	69	141	132
Truck	(3)	94	(37)	179
Automotive	(19)	51	(65)	97

Corporate
Amortization of intangible assets	(42)	(42)	(84)	(67)
Interest expense-net	(41)	(44)	(78)	(82)
Pension & other postretirement benefits expense	(92)	(35)	(139)	(73)
Stock option expense	(6)	(8)	(13)	(15)
Other corporate expense—net	(11)	(69)	(38)	(104)

Income (loss) from continuing operations before income taxes	30	358	(33)	647
Income taxes (benefits)	(1)	21	(12)	63

Income (loss) from continuing operations	31	337	(21)	584
Income from discontinued operations				3

Net income (loss)	31	337	(21)	587
Adjustment of net income (loss) for noncontrolling interests	(2)	(4)		(7)

Net income (loss) attributable to Eaton Common Shareholders	$29	$333	$(21)	$580

Item 2.	Management’s Discussion & Analysis of Financial Condition & Results of Operations
Millions of dollars unless indicated otherwise (per share data assume dilution)
OVERVIEW OF EATON
Eaton Corporation is a diversified power management company with 2008 sales of $15.4 billion. Eaton is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 70,000 employees and sells products to customers in more than 150 countries.
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
The principal markets for the Electrical Americas and Electrical Rest of World segments are industrial, institutional, government, utility, commercial, residential, information technology and original equipment manufacturer customers. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals and factories. Customers are located globally and sales are made directly and indirectly through distributors, resellers and manufacturers representatives.
The principal markets for the Hydraulics segment include oil and gas, renewable energy, marine, agriculture, construction, mining, forestry, utility, material handling, truck and bus, machine tools, molding, primary metals, power generation, and entertainment. Customers are located globally and sales are made directly and indirectly through distributors, resellers and manufacturers representatives.
The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers. Customers are located globally, and products are sold and serviced through a variety of channels.
The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks, SUVs, CUVs, and passenger cars. Customers are located globally, and most sales are made directly to these customers.
SUMMARY OF RESULTS FOR 2009

	Three months ended June 30			Six months ended June 30
	2009	2008	Decrease	2009	2008	Decrease
Continuing operations
Net sales	$2,901	$4,279	(32)%	$5,714	$7,775	(27)%
Gross profit	712	1,210	(41)%	1,351	2,174	(38)%
Percent of net sales	24.5%	28.3%		23.7%	28.0%
Income (loss) before income taxes	30	358		(33)	647
Income (loss) after income taxes	$31	$337		$(21)	$584
Income from discontinued operations					3

Net income (loss)	31	337		(21)	587
Adjustment of net income (loss) for noncontrolling interests	(2)	(4)			(7)

Net income (loss) attributable to Eaton Common Shareholders	$29	$333		$(21)	$580

Net income (loss) per Common Share attributable to Eaton Common Shareholders — assuming dilution
Continuing operations	$.17	$2.03		$(.13)	$3.68
Discontinued operations					.01

	$.17	$2.03		$(.13)	$3.69

In the second quarter of 2009, net sales declined by 32% compared to the second quarter of 2008. The reduction included 26% from core sales, which primarily resulted from the global economic recession, and 6% from foreign exchange. The decline in core sales resulted from end markets that fell 26% in the second quarter of 2009 compared to the second quarter of 2008. Significant destocking and inventory liquidation continued at customers for most of Eaton’s businesses during the second quarter and first half of 2009. The reduction from foreign exchange was primarily due to changes in exchange rates for the euro, the Brazilian real, the UK pound sterling and the Polish zloty.
Net sales in the first half of 2009 decreased by 27% compared to the first half of 2008. The reduction reflected 24% from core sales, primarily due to the global economic recession, and 7% from foreign exchange, partially offset by a 4% increase from acquisitions of businesses. Acquisitions of businesses were primarily The Moeller Group, acquired on April 4, 2008, and Phoenixtec Power Company Ltd., acquired on February 26, 2008.
Gross profit declined by 41% in the second quarter of 2009 compared to the second quarter of 2008. The reduction was primarily due to the decline in net sales discussed above; operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales; and pretax charges of $69 resulting from actions to reduce the workforce, a substantial portion of which were recognized in Cost of products sold. These reductions in gross profit were partially offset by savings associated with employee reductions in 2008 and 2009 and the benefits of integrating recently acquired businesses, primarily Moeller and Phoenixtec.
The 38% decrease in gross profit for the first half of 2009 compared to the first half of 2008 was primarily due to the same factors as the second quarter of 2009 and included workforce reduction charges of $134 in the first half of 2009, a substantial portion of which were recognized in Cost of products sold.
In the second quarter of 2009, Eaton reported net income of $29 and a net income per Common Share of $.17, compared to net income in the second quarter of 2008 of $333 and net income per share of $2.03. The declines were primarily due to lower net sales in 2009 and the factors that affected gross profit discussed above. Net income per share was reduced due to a higher number of average shares outstanding in the second quarter of 2009 compared to the second quarter of 2008, resulting from the sale of 18.678 million shares in the second quarter of 2008.
In the first half of 2009, Eaton reported a net loss of $21 and a net loss per Common Share of $.13, compared to net income of $580 and net income per share of $3.69 for the first half of 2008, primarily due to the same factors as the second quarter of 2009.
Net cash provided by operating activities rose to $468 in the first half of 2009, an increase of $106 compared to cash provided by operating activities of $362 in the first half of 2008. Operating cash flows in 2009 reflected the net loss of $21 in the first half of 2009 compared to net income of $587 in the first half of 2008. The effect of this net loss was more than offset by the $606 cash flow resulting from the net reduction in funding of working capital accounts in the first half of 2009 compared to the first half of 2008. The reduction in the working capital accounts, primarily accounts receivable and inventory, was due to lower levels of operations resulting from the global economic recession, and internal efforts to reduce the investment in working capital. Cash and short-term investments totaled $581 at June 30, 2009, an increase of $51 from $530 at year-end 2008.
Total debt of $4,042 at June 30, 2009 declined by $229 from $4,271 at year-end 2008. The decline was primarily due to a $703 reduction of short-term debt (largely commercial paper) during the first half of 2009. Short-term debt was reduced through the use of cash generated from operations and from long-term borrowings discussed below. In March 2009, Eaton issued $550 of long-term debt through the sale of $250 of 5.95% Notes due 2014 and $300 of 6.95% Notes due 2019, with the cash proceeds from the sale of the Notes used to repay outstanding short-term commercial paper. The net-debt-to-capital ratio was 34.1% at June 30, 2009 compared to 37.0% at the end of 2008, reflecting the combined effect during the first half of 2009 of the $229 decrease in total debt, the $51 increase in cash and short-term investments, and the $326 increase in Total equity. The increase in Equity primarily resulted from after-tax adjustments of $239 related to pension and other postretirement benefits liabilities that were recognized in Accumulated other comprehensive losses in Equity. These adjustments included $182 resulting from the remeasurement of pension and other postretirement benefits liabilities in the second quarter of 2009 that occurred due to the reduction in workforce in 2009. The increase in equity was also due to foreign currency translation adjustments of $216, partially offset by cash dividends paid of $167 and the net loss of $21 in the first half of 2009.
Net working capital of $1,418 at June 30, 2009 rose by $368 from $1,050 at the end of 2008. The increase was primarily due to short-term debt that was $703 lower at June 30, 2009 compared to the end of 2008, largely due to the repayment of short-term commercial paper as discussed above. Changes in other working accounts included reductions of $280 in accounts receivable and $181 in inventories due to lower sales and internal efforts to reduce the investment in working capital, and a net increase of $126 in other working capital accounts. The current ratio was 1.5 at June 30, 2009 and 1.3 at year-end 2008.
As Eaton surveyed its end markets in mid-July, the year is shaping up to be considerably weaker than it had forecast in April. Eaton now expects that its overall end markets will decline by between 21% and 22% in 2009 compared to its earlier forecast of a decline between 15% and 16%. U.S. markets are expected to decline by 25%, while non-U.S. markets are expected to decline by 19%.

RESULTS OF OPERATIONS — 2009 COMPARED TO 2008

	Three months ended June 30			Six months ended June 30
	2009	2008	Decrease	2009	2008	Decrease
Continuing operations
Net sales	$2,901	$4,279	(32)%	$5,714	$7,775	(27)%
Gross profit	712	1,210	(41)%	1,351	2,174	(38)%
Percent of net sales	24.5%	28.3%		23.7%	28.0%
Income (loss) before income taxes	30	358		(33)	647
Income (loss) after income taxes	$31	$337		$(21)	$584
Income from discontinued operations					3

Net income (loss)	31	337		(21)	587
Adjustment of net income (loss) for noncontrolling interests	(2)	(4)			(7)

Net income (loss) attributable to Eaton Common Shareholders	$29	$333		$(21)	$580

Net income (loss) per Common Share attributable to Eaton
Common Shareholders — assuming dilution
Continuing operations	$.17	$2.03		$(.13)	$3.68
Discontinued operations					.01

	$.17	$2.03		$(.13)	$3.69

In the second quarter of 2009, net sales declined by 32% compared to the second quarter of 2008. The reduction included 26% from core sales, which primarily resulted from the global economic recession, and 6% from foreign exchange. The decline in core sales resulted from end markets that fell 26% in the second quarter of 2009 compared to the second quarter of 2008. Significant destocking and inventory liquidation continued at customers for most of Eaton’s businesses during the second quarter and first half of 2009. The reduction from foreign exchange was primarily due to changes in exchange rates for the euro, the Brazilian real, the UK pound sterling and the Polish zloty.
Net sales in the first half of 2009 decreased by 27% compared to the first half of 2008. The reduction reflected 24% from core sales, primarily due to the global economic recession, and 7% from foreign exchange, partially offset by a 4% increase from acquisitions of businesses. Acquisitions of businesses were primarily The Moeller Group, acquired on April 4, 2008, and Phoenixtec Power Company Ltd., acquired on February 26, 2008.
Gross profit declined by 41% in the second quarter of 2009 compared to the second quarter of 2008. The reduction was primarily due to the decline in net sales discussed above; operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales; and pretax charges of $69 resulting from actions to reduce the workforce, a substantial portion of which were recognized in Cost of products sold. These reductions in gross profit were partially offset by savings associated with employee reductions in 2008 and 2009 and the benefits of integrating recently acquired businesses, primarily Moeller and Phoenixtec.
The 38% decrease in gross profit for the first half of 2009 compared to the first half of 2008 was primarily due to the same factors as the second quarter of 2009 and included workforce reduction charges of $134 in the first half of 2009, a substantial portion of which were recognized in Cost of products sold.
OTHER RESULTS OF OPERATIONS
Eaton took significant actions in 2008 to reduce the workforce in anticipation of the severe economic downturn, and in the first half of 2009 took further action. The reductions in 2008 and 2009 total approximately 15% of the full-time workforce. These actions resulted in the recognition of pretax charges for severance and pension and other postretirement benefits expense of $69 in the second quarter of 2009 and $134 in the first half of 2009. These pretax charges included $31 related to pension and other postretirement benefits expenses attributable to the settlements and curtailments recognized in the second quarter of 2009, as described below. The workforce reduction charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate.
Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in the second quarter of 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments in the second quarter before the limitation went into effect, resulting in pension settlement expense of $51 in the second quarter. This expense was included in Pension & other postretirement benefits expense in Business Segment Information.
As a result of the workforce reduction in 2009, curtailment expense of $14 related to U.S. pension and other postretirement benefits plans was recognized in the second quarter of 2009. The curtailment expense includes recognition of the change in the projected benefit obligation or accumulated post retirement benefit obligation, as well as recognition of a portion of the unrecognized prior service cost. This expense was included in Pension & other postretirement benefits expense in Business Segment Information.

In 2009 and 2008, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recognized as expense as incurred. A summary of these charges follows:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Electrical Americas	$2	$1	$3	$1
Electrical Rest of World	10	6	26	9
Hydraulics		1	1	3
Aerospace	3	6	5	13
Automotive		1	1	2
Corporate		2		2

Pretax charges	$15	$17	$36	$30

After-tax charges	$10	$11	$24	$20
Per Common Share	$.06	$.07	$.14	$.13
Charges in 2009 were related primarily to the integration of the following acquisitions: Integrated Hydraulics, Kirloskar, Moeller, Phoenixtec and Argo-Tech. Charges in 2008 were related primarily to the integration of the following acquisitions: Moeller, Phoenixtec, the MGE small systems UPS business, Argo-Tech, Synflex, PerkinElmer and Cobham. The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
During the second quarter of 2009 and the first half of 2009, income tax benefits of $1 and $12 were recognized (a tax benefit rate of 4.8% in the second quarter and 36.6% for the first half of 2009) compared to income tax expense of $21 and $63 in the second quarter of 2008 and the first half of 2008, respectively (6.0% and 9.7% effective tax rates). The income tax rate for the second quarter of 2009 was favorably affected by tax benefits from U. S. Federal, U.S. state and local, and certain foreign deferred tax assets where it is more likely than not that the deferred tax asset will be realized, based on available sources of future taxable income determined in accordance with SFAS No. 109, “Accounting for Income Taxes”.
In the second quarter of 2009, Eaton reported net income of $29 and a net income per Common Share of $.17, compared to net income in the second quarter of 2008 of $333 and net income per share of $2.03. The declines were primarily due to lower net sales in 2009 and the factors that affected gross profit discussed above. Net income per share was reduced due to a higher number of average shares outstanding in the second quarter of 2009 compared to the second quarter of 2008, resulting from the sale of 18.678 million shares in the second quarter of 2008.
In the first half of 2009, Eaton reported a net loss of $21 and a net loss per Common Share of $.13, compared to net income of $580 and net income per share of $3.69 for the first half of 2008, primarily due to the same factors as the second quarter of 2009.
In the first quarter of 2009, Eaton adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Standard clarifies accounting and reporting for noncontrolling interests, sometimes called a minority interest, which is the portion of equity in a subsidiary not owned, directly or indirectly, by Eaton. As a result of the adoption of this Standard, the Consolidated Financial Statements were reclassified to report separately noncontrolling interests. The adoption of this Standard did not have a material effect on Eaton’s consolidated results of operations, financial position or cash flows.

RESULTS BY BUSINESS SEGMENT
Electrical Americas

	Three months ended June 30			Six months ended June 30
	2009	2008	Decrease	2009	2008	Decrease
Net sales	$881	$1,028	(14)%	$1,740	$1,939	(10)%
Operating profit	144	158	(9)%	250	300	(17)%
Operating margin	16.3%	15.4%		14.4%	15.5%
Sales of the Electrical Americas segment declined 14% in the second quarter of 2009 compared to the second quarter of 2008. The reduction included 12% from core sales and 2% from foreign exchange. The decline in core sales included 22% from lower end markets during the second quarter of 2009 compared to the second quarter of 2008, partially offset by a 10% increase from outgrowing end markets.
Sales for the first half of 2009 decreased 10% compared to the first half of 2008. The reduction in sales included 8% from core sales and 2% from foreign exchange and was primarily due to the same factors as in the second quarter of 2009. Eaton now anticipates end markets for the Electrical Americas segment are likely to decline by 20% in 2009.
Operating profit declined 9% in the second quarter of 2009 compared to the second quarter of 2008. The reduction was largely due to the decline in net sales discussed above, operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009, and a changed sales mix. Operating profit was reduced by acquisition integration charges of $2 in the second quarter of 2009 compared to charges of $1 in the second quarter of 2008, which reduced operating margin by 0.2% in 2009 and 0.1% in 2008. Operating profit reflected net savings of $13 resulting from the workforce reductions in 2008 and 2009.
Operating profit for the first half of 2009 decreased 17% compared to the first half of 2008 primarily due to the same factors as in the second quarter of 2009. Operating profit was reduced by acquisition integration charges of $3 in the first half of 2009 compared to charges of $1 in the first half of 2008, which reduced operating margin by 0.2% in 2009 compared to 0.1% in 2008.
Electrical Rest of World

	Three months ended June 30			Six months ended June 30
	2009	2008	Decrease	2009	2008	Decrease
Net sales	$595	$911	(35)%	$1,139	$1,304	(13)%
Operating profit	16	92	(83)%	10	110	(91)%
Operating margin	2.7%	10.1%		0.9%	8.4%
Sales of the Electrical Rest of World segment declined 35% in the second quarter of 2009 compared to the second quarter of 2008. The reduction included 24% from core sales and 11% from foreign exchange. The decline in core sales included 22% from lower end markets during the second quarter of 2009 compared to the second quarter of 2008. The European electrical markets declined particularly steeply in the quarter, down 24%, while Asian markets declined by 15%.
Sales for the first half of 2009 decreased 13% compared to the first half of 2008, which was less than the 35% reduction in sales in the second quarter of 2009 discussed above, primarily because of the acquisitions of Moeller, acquired on April 4, 2008, and Phoenixtec, acquired on February 26, 2008. The sales reduction of 13% included 21% from core sales and 13% from foreign exchange, partially offset by 21% from the acquisitions of businesses, primarily Moeller and Phoenixtec. Eaton now anticipates end markets for the Electrical Rest of World segment are likely to decline by 17% in 2009.
Operating profit in the second quarter of 2009 declined 83% from the second quarter of 2008. The reduction was largely due to the reduced operating profit related to the 24% decline in core sales and the negative effect of foreign exchange. The decline in operating profit also reflected acquisition integration charges of $10 in the second quarter of 2009 that increased over similar charges of $6 in the second quarter of 2008. These charges reduced the operating margin by 1.7% in the second quarter 2009 and 0.7% in the second quarter of 2008. Acquisition integration charges in 2009 primarily related to Moeller and Phoenixtec, while charges in 2008 related to the MGE small systems UPS business.
Operating profit in the first half of 2009 decreased 91% compared to the first half of 2008. The reduction was primarily due to the same factors as in the second quarter of 2009. Operating profit was reduced by acquisition integration charges of $26 in the first half of 2009 compared to charges of $9 in the first half of 2008, which reduced operating margin by 2.3% in 2009 and 0.7% in 2008.
On July 6, 2009, Eaton entered into a joint venture in Abu Dhabi. The joint venture will operate through SEG Middle East Power Solutions & Switchboard Manufacture LLC, a manufacturer of low voltage switchboards and control panel assemblies for use in the Middle East power generation and industrial markets. SEG Middle East Power Solutions & Switchboard Manufacture LLC had annual sales of $10 in 2008.

Hydraulics

	Three months ended June 30			Six months ended June 30
	2009	2008	Decrease	2009	2008	Decrease
Net sales	$425	$695	(39)%	$855	$1,352	(37)%
Operating profit	14	92	(85)%	20	170	(88)%
Operating margin	3.3%	13.2%		2.3%	12.6%
Sales of the Hydraulics segment declined 39% in the second quarter of 2009 compared to the second quarter of 2008. The reduction included 36% from core sales and 4% from foreign exchange, partially offset by a 1% increase from acquisitions of businesses. Global hydraulics markets were down 39% in the second quarter of 2009 compared to the second quarter of 2008, with non-U.S. markets down 33% and U.S. markets down 45%.
Sales for the first half of 2009 decreased 37% compared to the first half of 2008. The reduction in sales included 34% from core sales and 4% from foreign exchange, partially offset by a 1% increase from acquisitions of businesses, and was primarily due to the same factors as in the second quarter of 2009. Eaton believes these markets will remain weak, with only slightly improved conditions in the second half of 2009. As a result, it now believes global hydraulics markets for all of 2009 will decline by 33%.
Operating profit declined 85% in the second quarter of 2009 compared to the second quarter of 2008. The reduction was primarily due to the decline in net sales discussed above and operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009. Operating profit was reduced by acquisition integration charges of $1 in the second quarter of 2008, which reduced operating margins by 0.1%. Operating profit reflected net savings of $23 resulting from the workforce reductions in 2008 and 2009.
Operating profit decreased 88% in the first half of 2009 compared to the first half of 2008 primarily due to the same factors as in the second quarter of 2009. Operating profit was reduced by acquisition integration charges of $1 in the first half of 2009 compared to charges of $3 in the first half of 2008, which reduced operating margin by 0.1% in 2009 and 0.2% in 2008.
Aerospace

	Three months ended June 30			Six months ended June 30
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Net sales	$409	$466	(12)%	$827	$896	(8)%
Operating profit	70	69	1%	141	132	7%
Operating margin	17.1%	14.8%		17.1%	14.7%
Sales of the Aerospace segment declined 12% in the second quarter of 2009 compared to the second quarter of 2008. The reduction included 8% from core sales and 4% from foreign exchange. Aerospace markets declined 8% in the second quarter of 2009 compared to the second quarter of 2008. Aerospace markets in the second quarter of 2009 were impacted by declines in the commercial aftermarket and inventory reductions at commercial OEMs.
Sales for the first half of 2009 decreased 8% compared to the first half of 2008. The reduction in sales included 3% from core sales and 5% from foreign exchange and was primarily due to the same factors as in the second quarter of 2009. Eaton expects the global aerospace market will decline 5% in 2009.
Operating profit increased 1% in the second quarter of 2009 over the second quarter of 2008. The increase was primarily due to acquisition integration charges of $3 in the second quarter of 2009 which were reduced compared to charges of $6 in the second quarter of 2008. These charges reduced the operating margin by 0.7% in 2009 and 1.3% in 2008. The acquisition integration charges related to Argo-Tech, PerkinElmer and Cobham. Operating profit reflected net savings of $5 resulting from the workforce reductions in 2008 and 2009.
Operating profit rose 7% in the first half of 2009 over the first half of 2008. The increase was primarily due to acquisition integration charges of $5 in the first half of 2009 which were reduced compared to charges of $13 in the first half of 2008. These charges reduced the operating margin by 0.6% in 2009 and 1.5% in 2008.
Truck

	Three months ended June 30			Six months ended June 30
	2009	2008	Decrease	2009	2008	Decrease
Net sales	$321	$625	(49)%	$613	$1,192	(49)%
Operating profit (loss)	(3)	94	NM	(37)	179	NM
Operating margin	(0.9)%	15.0%		(6.0)%	15.0%

Sales of the Truck segment declined 49% in the second quarter of 2009 from the second quarter of 2008. The reduction included 40% from core sales and 9% from foreign exchange. Truck production in the second quarter of 2009 was down 33% compared to the second quarter of 2008, with U.S. markets down 43% and non-U.S. markets down 22%.
Sales in the first half of 2009 decreased 49% compared to the first half of 2008. The reduction in sales included 39% from core sales and 10% from foreign exchange and was primarily due to the same factors as the second quarter of 2009. Eaton expects that production in the second half of 2009 to be broadly similar to the first half of the year. Eaton anticipates Truck markets will decline by 27% in 2009.
Operating losses of $3 in the second quarter of 2009 compared to operating profit of $94 in the second quarter of 2008. The reduction was primarily due to the significant decline in sales in the second quarter of 2009 discussed above and operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009. Operating losses were reduced by $8 due to savings resulting from the workforce reductions in 2008 and 2009.
Operating losses of $37 in the first half of 2009 compared to operating profit of $179 in the first half of 2008. The reduction was primarily due to the same factors as in the second quarter of 2009.
Automotive

	Three months ended June 30			Six months ended June 30
	2009	2008	Decrease	2009	2008	Decrease
Net sales	$270	$554	(51)%	$540	$1,092	(51)%
Operating profit (loss)	(19)	51	NM	(65)	97	NM
Operating margin	(7.0)%	9.2%		(12.0)%	8.9%
Sales of the Automotive segment declined 51% in the second quarter of 2009 from the second quarter of 2008. The reduction included 42% from core sales and 9% from foreign exchange. The decline in core sales was primarily due to global automotive end markets that were down 33% in the second quarter of 2009 compared to the second quarter of 2008, with U.S. markets down 48% and non-U.S. markets down 25%. The automotive market in the U.S. was markedly impacted in the second quarter of 2009 by the shutdowns at General Motors and Chrysler. Outside the U.S., several markets benefited from incentive programs designed to boost auto purchases.
Sales in the first half of 2009 decreased 51% compared to the first half of 2008. The reduction in sales included 41% from core sales and 10% from foreign exchange and was primarily due to the same factors of the second quarter of 2009. Eaton now anticipates global automotive markets will fall by 25% in 2009, with U.S. production down 35% and non-U.S. production down 19%.
Operating losses of $19 in the second quarter of 2009 compared to operating profits of $51 in the second quarter of 2008. The reduction was primarily due to the significant reduction in sales discussed above and operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009. Operating losses were reduced by $15 from savings resulting from the workforce reductions in 2008 and 2009. Operating losses of $65 in the first half of 2009 compared to operating profits of $97 in the first half of 2008.
Corporate
Amortization of intangible assets was $42 in the second quarter of both 2009 and 2008. Amortization of intangible assets of $84 for the first half of 2009 increased from $67 in the first half of 2008. The increase was due to amortization of intangible assets associated with acquired businesses, primarily Moeller and Phoenixtec.
Corporate pension & other postretirement benefits expense was $92 and $139 in the second quarter of 2009 and the first half of 2009, respectively, compared to $35 and $73 for the same periods of 2008. The increases were primarily due to increased settlement and curtailment costs related to the reduction in workforce in 2009.
Other corporate expense-net of $11 for the second quarter of 2009 and $38 for the first half of 2009 decreased from $69 and $104 for the same periods in 2008 primarily due to the amortization of purchase price accounting adjustments related to the fair value of inventories of businesses acquired in 2008, principally Moeller, and lower corporate expenses.

CHANGES IN FINANCIAL CONDITION DURING 2009
Cash Flow & Working Capital
Net cash provided by operating activities rose to $468 in the first half of 2009, an increase of $106 compared to cash provided by operating activities of $362 in the first half of 2008. Operating cash flows in 2009 reflected the net loss of $21 in the first half of 2009 compared to net income of $587 in the first half of 2008. The effect of this net loss was more than offset by the $606 cash flow resulting from the net reduction in funding of working capital accounts in the first half of 2009 compared to the first half of 2008. The reduction in the working capital accounts, primarily accounts receivable and inventory, was due to lower levels of operations resulting from the global economic recession, and internal efforts to reduce the investment in working capital. Cash and short-term investments totaled $581 at June 30, 2009, an increase of $51 from $530 at year-end 2008.
Net working capital of $1,418 at June 30, 2009 rose by $368 from $1,050 at the end of 2008. The increase was primarily due to short-term debt that was $703 lower at June 30, 2009 compared to the end of 2008, largely due to the repayment of short-term commercial paper as discussed above. Changes in other working accounts included reductions of $280 in accounts receivable and $181 in inventories due to lower sales and internal efforts to reduce the investment in working capital, and a net increase of $126 in other working capital accounts. The current ratio was 1.5 at June 30, 2009 and 1.3 at year-end 2008.
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
Capital expenditures for 2009 are expected to be approximately $200, which would be 55% below capital expenditures made in 2008.
Debt & Equity
Total debt of $4,042 at June 30, 2009 declined by $229 from $4,271 at year-end 2008. The decline was primarily due to a $703 reduction of short-term debt (largely commercial paper) during the first half of 2009. Short-term debt was reduced through the use of cash generated from operations and from long-term borrowings discussed below. In March 2009, Eaton issued $550 of long-term debt through the sale of $250 of 5.95% Notes due 2014 and $300 of 6.95% Notes due 2019, with the cash proceeds from the sale of the Notes used to repay outstanding short-term commercial paper. The net-debt-to-capital ratio was 34.1% at June 30, 2009 compared to 37.0% at the end of 2008, reflecting the combined effect during the first half of 2009 of the $229 decrease in total debt, the $51 increase in cash and short-term investments, and the $326 increase in Total equity. The increase in Equity primarily resulted from after-tax adjustments of $239 related to pension and other postretirement benefits liabilities that were recognized in Accumulated other comprehensive losses in Equity as described below. The increase in equity was also due to foreign currency translation adjustments of $216, partially offset by cash dividends paid of $167 and the net loss of $21 in the first half of 2009.
Eaton has long-term revolving credit facilities with United States banks of $1.7 billion, of which $700 expire in 2010, $500 in 2011 and $500 in 2013. These revolving credit facilities support Eaton’s commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at June 30, 2009.
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
At June 30, 2009, Eaton is in compliance with all covenants related to its long-term debt obligations.
As a result of the curtailment related to the U.S. pension and other postretirement benefit plans, liabilities related to these plans were remeasured in the second quarter of 2009. The curtailment and remeasurement resulted in a $283 reduction of liabilities ($205 for pensions and $78 for other postretirement benefits plans) with a corresponding reduction of Accumulated other comprehensive losses in Eaton shareholders’ equity ($182 after-tax consisting of $134 for pensions and $48 for other postretirement benefits). The reductions of these liabilities were primarily due to the significant reduction in workforce and the increase in the discount rate from 6.3% to 7.7%.
Credit Ratings
Eaton’s credit rating at Standard & Poor’s is A-/A-2 (long-term rating/short-term rating) and at Moody’s is A3/P-2, both with stable outlooks. On June 22, 2009, Fitch affirmed its A-/F2 rating of Eaton while adjusting their outlook to negative. That adjustment was primarily based upon Fitch’s view of the economic uncertainty affecting Eaton’s ability to reduce leverage in the short-term. The change in the outlook had no material effect on either the operations of Eaton’s businesses or interest costs of its outstanding long-term debt, or on its ability to borrow funds.

CONTRACTUAL OBLIGATIONS
There have been no material changes to the table of contractual obligations presented on page 67 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2008.
FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the performance of the end markets for Eaton’s business segments for full year 2009, worldwide end markets and events and trends that may affect Eaton’s future operating results and financial position. These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for Eaton’s business segments; unanticipated downturns in business relationships with customers or their purchases from Eaton; the availability of credit to Eaton’s customers; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

Item 3.	Quantitative & Qualitative Disclosures About Market Risk
There have been no material changes in market risk presented on page 66 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler – Chairman, Chief Executive Officer and President; and Richard H. Fearon – Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2009.
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
During the second quarter of 2009, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 6.	Exhibits
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION
Registrant
Date: August 4, 2009	/s/ Richard H. Fearon
Richard H. Fearon
Vice Chairman and Chief Financial and Planning Officer

Eaton Corporation
Second Quarter 2009 Report on Form 10-Q
Exhibit Index

3 (a)	Amended Articles of Incorporation (amended and restated as of April 24, 2008) – Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

3 (b)	Amended Regulations (amended and restated as of April 23, 2008) – Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

4	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

12	Ratio of Earnings to Fixed Charges – Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a)) – Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a)) – Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) – Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) – Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the quarters ended June 30, 2009 and 2008, (ii) Consolidated Statements of Income for the six months ended June 30, 2009 and 2008, (iii) Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, (iv) Condensed Statements of Consolidated Cash Flows for the six months ended June 30, 2009 and 2008 and (v) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2009.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.