Form 10-Q
period 2009-09-30
EATON CORP
filed 2009-11-05
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
There were 165.8 million Common Shares outstanding as of September 30, 2009.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Item 3. Quantitative & Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceeding
Item1A. Risk Factors
Item 6. Exhibits
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
EATON CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	September 30		September 30
(Millions except for per share data)	2009	2008	2009	2008
Net sales	$3,028	$4,114	$8,742	$11,889

Cost of products sold	2,178	2,964	6,541	8,565
Selling & administrative expense	553	659	1,665	1,915
Research & development expense	99	117	292	317
Interest expense-net	38	37	116	119
Other (income) expense-net	(6)	(20)	(5)	(31)

Income from continuing operations before income taxes	166	357	133	1,004
Income taxes (benefits)	(28)	39	(40)	102

Income from continuing operations	194	318	173	902
Income from discontinued operations				3

Net income	194	318	173	905
Adjustment of net income for noncontrolling interests	(1)	(3)	(1)	(10)

Net income attributable to Eaton	$193	$315	$172	$895

Net income per Common Share attributable to Eaton Common Shareholders — assuming dilution
Continuing operations	$1.14	$1.87	$1.02	$5.55
Discontinued operations				.02

	$1.14	$1.87	$1.02	$5.57

Average number of Common Shares outstanding — assuming dilution	169.2	168.4	168.2	160.8

Net income per Common Share attributable to Eaton Common Shareholders — basic
Continuing operations	$1.16	$1.90	$1.03	$5.63
Discontinued operations				.02

	$1.16	$1.90	$1.03	$5.65

Average number of Common Shares outstanding — basic	167.0	166.2	166.9	158.4

Cash dividends paid per Common Share	$.50	$.50	$1.50	$1.50

Amounts attributable to Eaton Common Shareholders
Income from continuing operations	$193	$315	$172	$892
Income from discontinued operations				3

	$193	$315	$172	$895

See accompanying notes.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Millions)	2009	2008
Current assets
Cash	$192	$188
Short-term investments	473	342
Accounts receivable	2,047	2,295
Inventories	1,359	1,554
Deferred income taxes & other current assets	517	416

Total current assets	4,588	4,795

Property, plant & equipment-net	2,528	2,639
Goodwill	5,482	5,232
Other intangible assets	2,492	2,518
Deferred income taxes & other assets	1,405	1,471

Total assets	$16,495	$16,655

Current liabilities
Short-term debt	$106	$812
Current portion of long-term debt	286	269
Accounts payable	1,033	1,121
Accrued compensation	305	297
Other current liabilities	1,283	1,246

Total current liabilities	3,013	3,745

Long-term debt	3,391	3,190
Pension liabilities	1,374	1,650
Other postretirement benefits liabilities	616	703
Other long-term liabilities & deferred income taxes	1,094	1,002

Equity
Eaton shareholders’ equity	6,961	6,317
Noncontrolling interests	46	48

Total equity	7,007	6,365

Total liabilities & equity	$16,495	$16,655

See accompanying notes.

EATON CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30
(Millions)	2009	2008
Net cash provided by (used in) operating activities
Net income	$173	$905
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation & amortization	443	435
Deferred income taxes	(164)	(123)
Changes in working capital, excluding acquisitions & sales of businesses	553	(364)
Other-net	(66)	(56)

	939	797

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(136)	(338)
Cash paid for acquisitions of businesses	(10)	(2,707)
Sales (purchases) of short-term investments-net	(92)	181
Other-net	4	(40)

	(234)	(2,904)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months — proceeds	557	1,347
Borrowings with original maturities of more than three months — payments	(597)	(792)
Borrowings (payments) with original maturities of less than three months-net, primarily commercial paper	(425)	359
Cash dividends paid	(250)	(238)
Proceeds from issuance of Common Shares		1,522
Purchase of Common Shares		(99)
Other-net	14	47

	(701)	2,146

Total increase in cash	4	39
Cash at the beginning of the year	188	142

Cash at the end of the period	$192	$181

See accompanying notes.

NOTES TO THE THIRD QUARTER 2009 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Millions of dollars and shares unless indicated otherwise (per share data assume dilution)
PREPARATION OF FINANCIAL STATEMENTS
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
ADOPTION OF NEW ACCOUNTING GUIDANCE
Financial Accounting Standards Board Accounting Standards Codification
In the second quarter of 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles”, which establishes a sole source of U.S. authoritative generally accepted accounting principles (GAAP). The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. Pursuant to the provisions of ASC Topic 105, Eaton has updated references to U.S. GAAP in these consolidated financial statements. The adoption of this guidance did not have an effect on Eaton’s consolidated results of operations, financial position or cash flows.
Subsequent Events
In the second quarter of 2009, Eaton adopted ASC Topic 855, “Subsequent Events”. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Eaton has evaluated subsequent events through November 5, 2009, the date the financial statements were issued, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended September 30, 2009, other than the Meritor Litigation described in “Contingencies” in the Notes below.
Noncontrolling Interests in Consolidated Financial Statements
In the first quarter of 2009, Eaton adopted ASC Topic 810-10-65-1, “Noncontrolling Interests in Consolidated Financial Statements”. This guidance clarifies accounting and reporting for noncontrolling interests, sometimes called a minority interest, which is the portion of equity in a subsidiary not owned, directly or indirectly, by Eaton. As a result of the adoption, the Consolidated Financial Statements were reclassified to separately report noncontrolling interests. The adoption of this guidance did not have a material effect on Eaton’s consolidated results of operations, financial position or cash flows.
ACQUISITIONS OF BUSINESSES
In 2009 and 2008, Eaton acquired certain businesses and entered into joint ventures in separate transactions. The Statements of Consolidated Income include the results of these businesses from the effective dates of acquisition. A summary of these transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales

Micro Innovation Holding AG	September 1,	Electrical	$33 for 2008
A Switzerland-based manufacturer of human machine interfaces, programmable logic controllers and input/output devices. Eaton acquired the remaining 50% of the shares to increase its ownership from 50% to 100%.	2009	Rest of World

	Date of	Business
Acquired business	acquisition	segment	Annual sales

SEG Middle East Power Solutions & Switchboard Manufacture LLC	July 2,	Electrical	$10 for 2008
A joint venture to manufacture low voltage switchboards and control panel assemblies for use in the Middle East power generation and industrial markets	2009	Rest of World

Integ Holding Limited	October 2,	Hydraulics	$52 for 2007
The parent company of Integrated Hydraulics Ltd., a U.K.-based manufacturer of screw-in cartridge valves, custom-engineered hydraulic valves and manifold systems	2008

Nittan Global Tech Co. Ltd.	Operational	Automotive	New joint
A joint venture to manage the global design, manufacture and supply of engine valves and valve actuation products to Japanese and Korean automobile and engine manufacturers. In addition, during the second half of 2008, several related manufacturing joint ventures were established.
	October 1, 2008		venture

Engine Valves business of Kirloskar Oil Engines Ltd.	July 31,	Automotive	$5 for 2007
An India-based designer, manufacturer and distributor of intake and exhaust valves for diesel and gasoline engines	2008

PK Electronics	July 31,	Electrical	$9 for 2007
A Belgium-based distributor and service provider of single phase and three-phase uninterruptible power supply (UPS) systems	2008	Rest of World

The Moeller Group	April 4,	Electrical	€1.02 billion
A Germany-based supplier of electrical components for commercial and residential building applications and industrial controls for industrial equipment applications	2008	Rest of World	for 2007

Balmen Electronic, S.L.	March 31,	Electrical	$6 for 2007
A Spain-based distributor and service provider of uninterruptible power supply (UPS) systems	2008	Rest of World

Phoenixtec Power Company Ltd.	February 26,	Electrical	$515 for 2007
A Taiwan-based manufacturer of single and three-phase uninterruptible power supply (UPS) systems	2008	Rest of World
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

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2009	283	$12	$1	$13
Liabilities recognized	1,081	21	2	23
Utilized	(574)	(7)		(7)

Balance at September 30, 2009	790	$26	$3	$29

ACQUISITION INTEGRATION, WORKFORCE REDUCTION & PLANT CLOSING CHARGES
Acquisition Integration Charges
In 2009 and 2008, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recognized as expense as incurred. A summary of these charges follows:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Electrical Americas	$1	$1	$4	$2
Electrical Rest of World	12	13	38	22
Hydraulics	2	1	3	4
Aerospace	4	4	9	17
Automotive		1	1	3
Corporate		1		3

Pretax charges	$19	$21	$55	$51

After-tax charges	$12	$14	$36	$34
Per Common Share	$.07	$.08	$.21	$.21
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
Workforce Reduction Charges
Eaton took significant actions in 2008 and 2009 to reduce the workforce in response to the severe economic downturn. The reductions in 2008 and 2009 total approximately 15% of the full-time workforce. These actions resulted in the recognition of pretax charges for severance and pension and other postretirement benefits expense of $22 in the third quarter of 2009 and $156 in the first nine months of 2009. These pretax charges included $31 related to pension and other postretirement benefits expenses attributable to the settlements and curtailments recognized in the second quarter of 2009, as described in “Retirement Benefits Plans” in the Notes below. The workforce reduction charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Summary of Acquisition Integration, Workforce Reduction & Plant Closing Liabilities
A summary of acquisition integration charges and workforce reduction charges recognized in 2009, and remaining liabilities related to acquisition integration charges and plant closing charges recognized in prior years, follows:

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2009	534	$21	$4	$25
Liabilities recognized	10,930	166	45	211
Utilized	(10,401)	(145)	(46)	(191)

Balance at September 30, 2009	1,063	$42	$3	$45

LONG-TERM DEBT
In March 2009, Eaton issued $550 of long-term debt through the sale of $250 of 5.95% Notes due 2014 and $300 of 6.95% Notes due 2019. The cash proceeds from the sale of the Notes were used to repay outstanding commercial paper.

RETIREMENT BENEFITS PLANS
The components of retirement benefits costs follow:

	Three months ended September 30
			Other
			postretirement
	Pension benefits		benefits
	2009	2008	2009	2008
Service cost	$(26)	$(34)	$(3)	$(3)
Interest cost	(51)	(50)	(13)	(13)
Expected return on plan assets	47	51
Amortization	(8)	(12)		(2)

	(38)	(45)	(16)	(18)
Curtailment loss	(3)
Settlement loss	(8)	(7)

	$(49)	$(52)	$(16)	$(18)

	Nine months ended September 30
			Other
			postretirement
	Pension benefits		benefits
	2009	2008	2009	2008
Service cost	$(86)	$(109)	$(11)	$(11)
Interest cost	(151)	(129)	(37)	(37)
Expected return on plan assets	142	133
Amortization	(30)	(31)	(1)	(8)

	(125)	(136)	(49)	(56)
Curtailment loss	(21)		(1)
Settlement loss	(77)	(27)

	$(223)	$(163)	$(50)	$(56)

Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in the second quarter of 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments in the second quarter before the limitation went into effect, resulting in pension settlement expense of $51 recognized in the second quarter of 2009. This expense was included in Pension & other postretirement benefits expense in Business Segment Information.
As a result of the workforce reduction in 2009, curtailment expense of $14 related to U.S. pension and other postretirement benefits plans was recognized in the second quarter of 2009. The curtailment expense included recognition of the change in the projected benefit obligation or accumulated postretirement benefit obligation, as well as recognition of a portion of the unrecognized prior service cost. This expense was included in Pension & other postretirement benefits expense in Business Segment Information.
As a result of the curtailment related to the U.S. pension and other postretirement benefit plans, liabilities related to these plans were remeasured in the second quarter of 2009. The curtailment and remeasurement resulted in a $283 reduction of liabilities ($205 for pensions and $78 for other postretirement benefits plans) with a corresponding increase in Eaton shareholders’ equity ($182 after-tax consisting of $134 for pensions and $48 for other postretirement benefits). The reductions of these liabilities were primarily due to the significant reduction in workforce and the increase in the discount rate from 6.3% to 7.7%. As a result of the remeasurement, the amounts of Accumulated other comprehensive losses in Eaton shareholders’ equity that will be recognized in the 2009 income statement as a component of net periodic retirement benefits costs were increased in the second quarter of 2009 by $37 to $128 for pensions and were decreased in the second quarter by $4 to $0 for other postretirement benefits.
CONTINGENCIES
Meritor Litigation
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, “Meritor”) filed an action against Eaton in the U.S. District Court for Delaware. The action seeks damages, which would be trebled under U.S. antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anticompetitive conduct against Meritor in the sale of heavy duty truck transmissions in North America. Following a four-week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. Eaton intends to move to set aside the jury verdict and/or appeal the liability decision. Accordingly, an estimate of any potential loss related to this action cannot be made at this time.

INCOME TAXES
During the third quarter and the first nine months of 2009, income tax benefits of $28 and $40 were recognized (a tax benefit rate of 17.0% for the third quarter and 30.5% for the first nine months of 2009) compared to income tax expense of $39 and $102 for the third quarter and the first nine months of 2008, respectively (10.9% and 10.1% effective tax rates). The income tax rates for the third quarter and the first nine months of 2009 were favorably affected by tax benefits from U.S. Federal, U.S. state and local, and certain foreign deferred tax assets where it is more likely than not that the deferred tax asset will be realized, based on available sources of future taxable income determined in accordance with ASC Topic 740, “Income Taxes”. Further, during the third quarter of 2009, the favorable impact of several foreign audit settlements and a foreign tax law change was offset by a change in value of foreign deferred tax assets.
COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) follow:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Net income	$194	$318	$173	$905
Foreign currency translation	177	(561)	393	(409)
Pensions & other postretirement benefits	2	21	241	54
Deferred gain on cash flow hedges		(20)	33	(9)

Total comprehensive income (loss)	373	(242)	840	541
Less comprehensive income (loss) attributable to noncontrolling interests	(1)	(3)	(1)	(11)

Comprehensive income (loss) attributable to Eaton Common Shareholders	$372	$(245)	$839	$530

TOTAL EQUITY
The following table presents the change in Total equity for the nine month periods ended September 30, 2009 and 2008.

	Eaton
	shareholders’	Noncontrolling	Total
	equity	interests	equity
Balance at January 1, 2009	$6,317	$48	$6,365

Net income	172	1	173
Other comprehensive income	667		667

Total comprehensive income	839	1	840
Cash dividends paid	(250)	(4)	(254)
Net issuance of shares under employee benefit plans	56		56
Purchase of shares by deferred compensation trust	(1)		(1)
Increase in noncontrolling interests due to acquisitions of businesses		1	1

Balance at September 30, 2009	$6,961	$46	$7,007

Balance at January 1, 2008	$5,172	$59	$5,231

Net income	895	10	905
Other comprehensive income (loss)	(365)	1	(364)

Total comprehensive income	530	11	541
Cash dividends paid	(238)	(17)	(255)
Net issuance of shares under employee benefit plans	96		96
Issuance of shares	1,522		1,522
Purchase of shares by deferred compensation trust	(3)		(3)
Repurchase of treasury shares	(100)		(100)
Increase in noncontrolling interests due to acquisitions of businesses		4	4

Balance at September 30, 2008	$6,979	$57	$7,036

INVENTORIES
The components of inventories follow:

	September 30,	December 31,
	2009	2008
Raw materials	$611	$683
Work-in-process & finished goods	866	987

Inventories at FIFO	1,477	1,670
Excess of FIFO over LIFO cost	(118)	(116)

	$1,359	$1,554

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO EATON COMMON SHAREHOLDERS
A summary of the calculation of net income per Common Share attributable to Eaton Common Shareholders assuming dilution and basic follows:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Income from continuing operations	$193	$315	$172	$892
Income from discontinued operations				3

Net income attributable to Eaton Common Shareholders	$193	$315	$172	$895

Average number of Common Shares outstanding — assuming dilution	169.2	168.4	168.2	160.8
Less dilutive effect of stock options	2.2	2.2	1.3	2.4

Average number of Common Shares outstanding — basic	167.0	166.2	166.9	158.4

Net income per Common Share attributable to Eaton Common Shareholders — assuming dilution
Continuing operations	$1.14	$1.87	$1.02	$5.55
Discontinued operations				.02

	$1.14	$1.87	$1.02	$5.57

Net income per Common Share attributable to Eaton Common Shareholders — basic
Continuing operations	$1.16	$1.90	$1.03	$5.63
Discontinued operations				.02

	$1.16	$1.90	$1.03	$5.65

FINANCIAL ASSETS & LIABILITIES RECOGNIZED AT FAIR VALUE
A summary of financial instruments recognized at fair value at September 30, 2009 follows:

		Fair value measurement used
		Quoted prices	Quoted prices
		in active	in active
		markets for	markets for	Other
		identical	similar	unobservable
	Recognized	instruments	instruments	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Cash	$192	$192
Short-term investments	473	473
Foreign currency forward exchange contracts	2		$2
Commodity contracts	7		7
Fixed-to-floating interest rate swaps	48		48
Related long-term debt converted to floating interest rates by interest rate swaps	(48)		(48)

	$674	$665	$9

The carrying value of short-term debt on the balance sheet approximated estimated fair value. The book value of long-term debt and current portion of long-term debt recognized in the Consolidated Balance Sheet at September 30, 2009 was $3,677 and it had an estimated fair value of $3,885. At December 31, 2008, the book value of long-term debt and current portion of long-term debt was $3,459 and the estimated fair value was $3,427.
Assets of $1,970 related to defined benefit pension plans were also measured at fair value at September 30, 2009, compared to $1,674 at December 31, 2008.
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
Derivative financial instruments are measured at fair value and recognized as assets or liabilities in the Consolidated Balance Sheet. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated, and is effective, as part of a hedging relationship and, if so, on the nature of the hedging activity. Eaton formally documents all relationships between derivative financial instruments accounted for as hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative financial instruments to a recognized asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as:
•	Hedges of the change in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability (a fair value hedge). For these hedges, the gain or loss from the derivative financial instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in net income during the period of change in fair value. The gain or loss from the derivative financial instrument is included in the same line of the Statement of Consolidated Income as the offsetting loss or gain on the hedged item.

•	Hedges of the variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability (a cash flow hedge). For these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Eaton shareholders’ equity and reclassified to net income in the same period when the gain or loss on the hedged item is included in net income. The gain or loss from the derivative financial instrument is included in the same line of the Statement of Consolidated Income as the offsetting loss or gain on the hedged item.

•	Hedges of the foreign currency exposure related to a net investment in a foreign operation (a net investment hedge). For these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Eaton shareholders’ equity and reclassified to net income in the same period when the gain or loss related to the net investment in the foreign operation is included in net income. The gain or loss from the derivative financial instrument is included in the same line of the Statement of Consolidated Income as the offsetting loss or gain on the hedged item.
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

Information as to derivative financial instruments recognized in the Consolidated Balance Sheet as of September 30, 2009 follows:

	Fair value of
	derivative financial instruments
	Included	Included in	Included
	in Other	Other	in Other
	current	long-term	current
	assets	assets	liabilities
Derivatives designated as hedges
Fixed-to-floating interest rate swaps (fair value hedges)		$48
Foreign currency exchange contracts (cash flow hedges)	$5		$5
Commodity contracts (cash flow hedges)	4		1

	$9	$48	$6

Derivatives not designated as hedges
Foreign currency exchange contracts	$20		$19
Commodity contracts	4

	$24		$19

At September 30, 2009, the notional amount related to derivatives designated as hedges in the table above was $930, including $700 of fixed-to-floating interest rate swaps.
Amounts recognized in net income and in Eaton shareholder’s equity for the three months and nine months ended September 30, 2009 follow:

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
	Amount of gain (loss) recognized in net income
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$16	$(29)	Interest expense
Related long-term debt converted to floating interest rates by interest rate swaps	(16)	29	Interest expense

	Three months ended		Nine months ended
	September 30, 2009		September 30, 2009
	Amount of gain	Amount of gain	Amount of gain	Amount of gain
	(loss)	(loss)	(loss)	(loss)
	recognized in	reclassified	recognized in	reclassified
	Eaton	from Eaton	Eaton	from Eaton
	shareholders’	shareholders’	shareholders’	shareholders’
	equity	equity	equity	equity
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$(3)	$(1)	$(2)	$(8)	Cost of products sold
Commodity contracts	2		21	(16)	Cost of products sold

	$(1)	$(1)	$19	$(24)

As of September 30, 2009, $2 of deferred net gains related to foreign currency exchange contracts and commodity contracts that were recognized in Eaton shareholders’ equity are expected to be reclassified to net income during the next twelve months.
In the fourth quarter of 2008, Eaton issued Yen 10 billion ($110 million) of 10-year long-term debt. The debt is designated and qualifies as a non-derivative instrument hedging the foreign currency exposure of Eaton’s net investment in Japanese operations. As of September 30, 2009, a loss of $1 resulting from this hedge was recognized in Eaton shareholders’ equity.

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

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Net sales
Electrical Americas	$843	$1,048	$2,583	$2,987
Electrical Rest of World	646	893	1,785	2,197
Hydraulics	418	638	1,273	1,990
Aerospace	394	469	1,221	1,365
Truck	401	620	1,014	1,812
Automotive	326	446	866	1,538

	$3,028	$4,114	$8,742	$11,889

Operating profit (loss)
Electrical Americas	$142	$167	$392	$467
Electrical Rest of World	45	92	55	202
Hydraulics	18	71	38	241
Aerospace	57	75	198	207
Truck	25	95	(12)	274
Automotive	23	18	(42)	115

Corporate
Amortization of intangible assets	(42)	(42)	(126)	(109)
Interest expense-net	(38)	(37)	(116)	(119)
Pension & other postretirement benefits expense	(36)	(36)	(175)	(109)
Stock option expense	(7)	(7)	(20)	(22)
Other corporate expense-net	(21)	(39)	(59)	(143)

Income from continuing operations before income taxes	166	357	133	1,004
Income taxes (benefits)	(28)	39	(40)	102

Income from continuing operations	194	318	173	902
Income from discontinued operations				3

Net income	194	318	173	905
Adjustment of net income for noncontrolling interests	(1)	(3)	(1)	(10)

Net income attributable to Eaton	$193	$315	$172	$895

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
SUMMARY OF RESULTS FOR 2009

	Three months ended September 30			Nine months ended September 30
	2009	2008	Decrease	2009	2008	Decrease
Continuing operations
Net sales	$3,028	$4,114	(26)%	$8,742	$11,889	(26)%
Gross profit	850	1,150	(26)%	2,201	3,324	(34)%
Percent of net sales	28.1%	28.0%		25.2%	28.0%
Income before income taxes	166	357		133	1,004
Income after income taxes	$194	$318		$173	$902
Income from discontinued operations					3

Net income	194	318		173	905
Adjustment of net income for noncontrolling interests	(1)	(3)		(1)	(10)

Net income attributable to Eaton Common Shareholders	$193	$315		$172	$895

Net income per Common Share attributable to Eaton Common Shareholders — assuming dilution
Continuing operations	$1.14	$1.87		$1.02	$5.55
Discontinued operations					.02

	$1.14	$1.87		$1.02	$5.57

Average shares outstanding assuming dilution (in millions)	169.2	168.4		168.2	160.8

In the third quarter of 2009, net sales declined by 26% compared to the third quarter of 2008. The reduction included 23% from core sales, which primarily resulted from the global economic recession, and 3% from foreign exchange. The decline in core sales was driven by end markets that fell 24% in the third quarter of 2009 compared to the third quarter of 2008. The reduction from foreign exchange was primarily due to changes in exchange rates for the euro, the Brazilian real, the UK pound sterling, and the Polish zloty. Sales in the third quarter of 2009 grew 4% over the second quarter of 2009, reflecting equally the very early stages of recovery in Eaton’s end markets and the benefit from the strengthening of currencies against the dollar.
Net sales in the first nine months of 2009 decreased by 26% compared to the first nine months of 2008. The reduction reflected 23% from core sales, primarily due to the global economic recession, and 6% from foreign exchange, partially offset by a 3% increase from acquisitions of businesses. Acquisitions of businesses were primarily The Moeller Group, acquired on April 4, 2008, and Phoenixtec Power Company Ltd., acquired on February 26, 2008.
Gross profit declined by 26% in the third quarter of 2009 compared to the third quarter of 2008. The reduction was primarily due to the decline in net sales discussed above; operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales; and pretax charges of $22 resulting from actions to reduce the workforce, a substantial portion of which were recognized in Cost of products sold. These reductions in gross profit were partially offset by savings associated with workforce reductions in 2008 and 2009, and the benefits of integrating recently acquired businesses, primarily Moeller and Phoenixtec.
The 34% decrease in gross profit for the first nine months of 2009 compared to the first nine months of 2008 was primarily due to the same factors as in the third quarter of 2009. The reduction included workforce reduction charges of $156, a substantial portion of which were recognized in Cost of products sold.
In the third quarter of 2009, Eaton reported net income of $193 and a net income per Common Share of $1.14, compared to net income in the third quarter of 2008 of $315 and net income per share of $1.87. The declines were primarily due to lower net sales in 2009 and the factors that affected gross profit discussed above.
In the first nine months of 2009, Eaton reported net income of $172 and net income per Common Share of $1.02, compared to net income of $895 and net income per share of $5.57 for the first nine months of 2008. The declines were primarily due to the same factors as in the third quarter of 2009. Net income per share was also reduced due to a higher number of average shares outstanding in the first nine months of 2009 compared to the first nine months of 2008, resulting principally from the sale of 18.678 million shares in the second quarter of 2008.
Net cash provided by operating activities rose to $939 in the first nine months of 2009, an increase of $142 compared to cash provided by operating activities of $797 in the first nine months of 2008. Operating cash flows in 2009 reflected net income of $173 in the first nine months of 2009 compared to net income of $905 in the first nine months of 2008. The effect of this decline in net income was more than offset by the $917 cash flow resulting from the net reduction in funding of working capital accounts in the first nine months of 2009 compared to the first nine months of 2008. The reduction in the working capital accounts, primarily accounts receivable and inventory, was due to lower levels of operations resulting from the global economic recession, and internal efforts to reduce the investment in working capital. Cash and short-term investments totaled $665 at September 30, 2009, an increase of $135 from $530 at year-end 2008.
Total debt of $3,783 at September 30, 2009 declined by $488 from $4,271 at year-end 2008. The decline was primarily due to a $706 reduction of short-term debt (largely commercial paper) during the first nine months of 2009. Short-term debt was reduced through the use of cash generated from operations and from long-term borrowings discussed below. In March 2009, Eaton issued $550 of long-term debt through the sale of $250 of 5.95% Notes due 2014 and $300 of 6.95% Notes due 2019, with the cash proceeds from the sale of the Notes used to repay outstanding short-term commercial paper. The net-debt-to-capital ratio was 30.8% at September 30, 2009 compared to 37.0% at the end of 2008, reflecting the combined effect during the first nine months of 2009 of the $488 decrease in total debt, the $135 increase in cash and short-term investments, and the $642 increase in Total equity. The increase in Equity primarily resulted from foreign currency translation adjustments of $393 and after-tax adjustments of $241 related to pension and other postretirement benefits liabilities that were recognized in Eaton shareholders’ equity. The adjustments related to pension and other postretirement benefits liabilities included $182 resulting from the remeasurement of pension and other postretirement benefits liabilities in the second quarter of 2009 that occurred due to the reduction in workforce in 2009. The increase in Equity was also due to net income of $173 in the first nine months of 2009, partially offset by cash dividends paid of $250.
Net working capital of $1,575 at September 30, 2009 rose by $525 from $1,050 at the end of 2008. The increase was primarily due to short-term debt that was $706 lower at September 30, 2009 compared to the end of 2008, largely due to the repayment of short-term commercial paper as discussed above. Changes in other working capital accounts included reductions of $248 in accounts receivable and $195 in inventories due to lower sales and internal efforts to reduce the investment in working capital, and a net increase of $262 in other working capital accounts. The current ratio was 1.5 at September 30, 2009 and 1.3 at year-end 2008.
As Eaton surveyed its end markets in mid-October, it expects the economic recovery that it is beginning to experience in its early cycle markets will continue. Eaton continues to expect that its overall end markets will decline by between 21% and 22% in 2009.

RESULTS OF OPERATIONS – 2009 COMPARED TO 2008

	Three months ended September 30			Nine months ended September 30
	2009	2008	Decrease	2009	2008	Decrease
Continuing operations
Net sales	$3,028	$4,114	(26)%	$8,742	$11,889	(26)%
Gross profit	850	1,150	(26)%	2,201	3,324	(34)%
Percent of net sales	28.1%	28.0%		25.2%	28.0%
Income before income taxes	166	357		133	1,004
Income after income taxes	$194	$318		$173	$902
Income from discontinued operations					3

Net income	194	318		173	905
Adjustment of net income for noncontrolling interests	(1)	(3)		(1)	(10)

Net income attributable to Eaton Common Shareholders	$193	$315		$172	$895

Net income per Common Share attributable to Eaton Common Shareholders — assuming dilution
Continuing operations	$1.14	$1.87		$1.02	$5.55
Discontinued operations					.02

	$1.14	$1.87		$1.02	$5.57

Average shares outstanding assuming dilution (in millions)	169.2	168.4		168.2	160.8
In the third quarter of 2009, net sales declined by 26% compared to the third quarter of 2008. The reduction included 23% from core sales, which primarily resulted from the global economic recession, and 3% from foreign exchange. The decline in core sales was driven by end markets that fell 24% in the third quarter of 2009 compared to the third quarter of 2008. The reduction from foreign exchange was primarily due to changes in exchange rates for the euro, the Brazilian real, the UK pound sterling, and the Polish zloty. Sales in the third quarter of 2009 grew 4% over the second quarter of 2009, reflecting equally the very early stages of recovery in Eaton’s end markets and the benefit from the strengthening of currencies against the dollar.
Net sales in the first nine months of 2009 decreased by 26% compared to the first nine months of 2008. The reduction reflected 23% from core sales, primarily due to the global economic recession, and 6% from foreign exchange, partially offset by a 3% increase from acquisitions of businesses. Acquisitions of businesses were primarily The Moeller Group, acquired on April 4, 2008, and Phoenixtec Power Company Ltd., acquired on February 26, 2008.
Gross profit declined by 26% in the third quarter of 2009 compared to the third quarter of 2008. The reduction was primarily due to the decline in net sales discussed above; operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales; and pretax charges of $22 resulting from actions to reduce the workforce, a substantial portion of which were recognized in Cost of products sold. These reductions in gross profit were partially offset by savings associated with workforce reductions in 2008 and 2009, and the benefits of integrating recently acquired businesses, primarily Moeller and Phoenixtec.
The 34% decrease in gross profit for the first nine months of 2009 compared to the first nine months of 2008 was primarily due to the same factors as in the third quarter of 2009. The reduction included workforce reduction charges of $156, a substantial portion of which were recognized in Cost of products sold.
OTHER RESULTS OF OPERATIONS
Eaton took significant actions in 2008 and 2009 to reduce the workforce in response to the severe economic downturn. The reductions in 2008 and 2009 total approximately 15% of the full-time workforce. These actions resulted in the recognition of pretax charges for severance and pension and other postretirement benefits expense of $22 in the third quarter of 2009 and $156 in the first nine months of 2009. These pretax charges included $31 related to pension and other postretirement benefits expenses attributable to the settlements and curtailments recognized in the second quarter of 2009, as described below. The workforce reduction charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.

Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in the second quarter of 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments in the second quarter before the limitation went into effect, resulting in pension settlement expense of $51 recognized in the second quarter of 2009. This expense was included in Pension & other postretirement benefits expense in Business Segment Information.
As a result of the workforce reduction in 2009, curtailment expense of $14 related to U.S. pension and other postretirement benefits plans was recognized in the second quarter of 2009. The curtailment expense includes recognition of the change in the projected benefit obligation or accumulated postretirement benefit obligation, as well as recognition of a portion of the unrecognized prior service cost. This expense was included in Pension & other postretirement benefits expense in Business Segment Information.
In 2009 and 2008, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recognized as expense as incurred. A summary of these charges follows:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Electrical Americas	$1	$1	$4	$2
Electrical Rest of World	12	13	38	22
Hydraulics	2	1	3	4
Aerospace	4	4	9	17
Automotive		1	1	3
Corporate		1		3

Pretax charges	$19	$21	$55	$51

After-tax charges	$12	$14	$36	$34
Per Common Share	$.07	$.08	$.21	$.21
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
During the third quarter and the first nine months of 2009, income tax benefits of $28 and $40 were recognized (a tax benefit rate of 17.0% for the third quarter and 30.5% for the first nine months of 2009) compared to income tax expense of $39 and $102 for the third quarter and the first nine months of 2008, respectively (10.9% and 10.1% effective tax rates). The income tax rates for the third quarter and the first nine months of 2009 were favorably affected by tax benefits from U.S. Federal, U.S. state and local, and certain foreign deferred tax assets where it is more likely than not that the deferred tax asset will be realized, based on available sources of future taxable income determined in accordance with ASC Topic 740, “Income Taxes”. Further during the third quarter of 2009, the favorable impact of several foreign audit settlements and a foreign tax law change was offset by a change in value of foreign deferred tax assets.
In the third quarter of 2009, Eaton reported net income of $193 and a net income per Common Share of $1.14, compared to net income in the third quarter of 2008 of $315 and net income per share of $1.87. The declines were primarily due to lower net sales in 2009 and the factors that affected gross profit discussed above.
In the first nine months of 2009, Eaton reported net income of $172 and net income per Common Share of $1.02, compared to net income of $895 and net income per share of $5.57 for the first nine months of 2008. The declines were primarily due to the same factors as in the third quarter of 2009. Net income per share was also reduced due to a higher number of average shares outstanding in the first nine months of 2009 compared to the first nine months of 2008, resulting principally from the sale of 18.678 million shares in the second quarter of 2008.
In the first quarter of 2009, Eaton adopted ASC Topic 810-10-65-1, “Noncontrolling Interests in Consolidated Financial Statements”. This guidance clarifies accounting and reporting for noncontrolling interests, sometimes called a minority interest, which is the portion of equity in a subsidiary not owned, directly or indirectly, by Eaton. As a result of the adoption, the Consolidated Financial Statements were reclassified to separately report noncontrolling interests. The adoption of this guidance did not have a material effect on Eaton’s consolidated results of operations, financial position or cash flows.
RESULTS BY BUSINESS SEGMENT
Electrical Americas

	Three months ended September 30			Nine months ended September 30
	2009	2008	Decrease	2009	2008	Decrease
Net sales	$843	$1,048	(20)%	$2,583	$2,987	(14)%
Operating profit	142	167	(15)%	392	467	(16)%
Operating margin	16.8%	15.9%		15.2%	15.6%

Sales of the Electrical Americas segment declined 20% in the third quarter of 2009 compared to the third quarter of 2008. The reduction included 19% from core sales and 1% from foreign exchange. The decline in core sales included 20% from lower end markets during the third quarter of 2009 compared to the third quarter of 2008, partially offset by a 1% increase from outgrowing end markets. Activity levels in the engineering service business continue to be robust and orders in the residential electrical and single-phase power quality markets are starting to increase, but further declines in the non-residential electrical market are expected.
Sales for the first nine months of 2009 decreased 14% compared to the first nine months of 2008. The reduction included 12% from core sales and 2% from foreign exchange and was primarily due to the same factors as in the third quarter of 2009. Eaton now anticipates end markets for the Electrical Americas segment are likely to decline by 19% in 2009.
Operating profit declined 15% in the third quarter of 2009 compared to the third quarter of 2008. The reduction in operating profit was largely due to the decline in net sales discussed above, partially offset by net savings resulting from the workforce reductions in 2008 and 2009. Operating profit was reduced by acquisition integration charges of $1 in both the third quarters of 2009 and 2008, which reduced the operating margin by 0.1% in 2009 and 2008.
Operating profit for the first nine months of 2009 decreased 16% compared to the first nine months of 2008 primarily due to the same factors as in the third quarter of 2009. Operating profit was reduced by acquisition integration charges of $4 in the first nine months of 2009 compared to charges of $2 in the first nine months of 2008, which reduced the operating margin by 0.2% in 2009 and 0.1% in 2008.
Electrical Rest of World

	Three months ended September 30			Nine months ended September 30
	2009	2008	Decrease	2009	2008	Decrease
Net sales	$646	$893	(28)%	$1,785	$2,197	(19)%
Operating profit	45	92	(51)%	55	202	(73)%
Operating margin	7.0%	10.3%		3.1%	9.2%
Sales of the Electrical Rest of World segment declined 28% in the third quarter of 2009 compared to the third quarter of 2008. The reduction included 23% from core sales and 5% from foreign exchange. The decline in core sales included 22% from lower end markets during the third quarter of 2009 compared to the third quarter of 2008. The European electrical markets declined 26% during the third quarter of 2009, while Asian markets declined by 9%, a significant improvement from the 15% decline in the second quarter.
Sales for the first nine months of 2009 decreased 19% compared to the first nine months of 2008, which was less than the 28% reduction in sales in the third quarter of 2009 discussed above, primarily because of the acquisitions of Moeller, acquired on April 4, 2008, and Phoenixtec, acquired on February 26, 2008. The sales reduction of 19% included 22% from core sales and 9% from foreign exchange, partially offset by 12% from the acquisitions of businesses, primarily Moeller and Phoenixtec. Eaton now anticipates end markets for the Electrical Rest of World segment are likely to decline by 19% in 2009.
Operating profit in the third quarter of 2009 declined 51% from the third quarter of 2008, although the operating margin improved significantly over the margin for the second quarter of 2009. The reduction in operating profit was largely due to the decline in sales described above, unabsorbed fixed costs resulting from significant sales reductions, and changes in sales mix, partially offset by net savings resulting from the workforce reductions in 2008 and 2009. Operating profit was reduced by acquisition integration charges of $12 in the third quarter of 2009 compared to charges of $13 in the third quarter of 2008, which reduced the operating margin by 1.9% in 2009 and 1.5% in of 2008. Acquisition integration charges in 2009 primarily related to Moeller and Phoenixtec, while charges in 2008 related to the MGE small systems UPS business.
Operating profit in the first nine months of 2009 decreased 73% compared to the first nine months of 2008. The reduction was primarily due to the same factors as in the third quarter of 2009. Operating profit was reduced by acquisition integration charges of $38 in the first nine months of 2009 compared to charges of $22 in the first nine months of 2008, which reduced the operating margin by 2.1% in 2009 and 1.0% in 2008.
On September 1, 2009, Eaton acquired the remaining 50% of the shares of Micro Innovation Holding AG, increasing its ownership from 50% to 100%. The company is a Switzerland-based manufacturer of human machine interfaces, programmable logic controllers and input/output devices. This business had sales of $33 for 2008.
On July 2, 2009, Eaton entered into a joint venture in Abu Dhabi. The joint venture will operate through SEG Middle East Power Solutions & Switchboard Manufacture LLC, a manufacturer of low voltage switchboards and control panel assemblies for use in the Middle East power generation and industrial markets. This business had annual sales of $10 for 2008.
Hydraulics

	Three months ended September 30			Nine months ended September 30
	2009	2008	Decrease	2009	2008	Decrease
Net sales	$418	$638	(34)%	$1,273	$1,990	(36)%
Operating profit	18	71	(75)%	38	241	(84)%
Operating margin	4.3%	11.1%		3.0%	12.1%
Sales of the Hydraulics segment declined 34% in the third quarter of 2009 compared to the third quarter of 2008. The reduction included 34% from core sales and 1% from foreign exchange, partially offset by a 1% increase from acquisitions of businesses.

Global hydraulics markets were down 40% in the third quarter of 2009 compared to the third quarter of 2008, with U.S. markets down 45% and non-U.S. markets down 34%.
Sales for the first nine months of 2009 decreased 36% compared to the first nine months of 2008. The reduction in sales included 34% from core sales and 3% from foreign exchange, partially offset by a 1% increase from acquisitions of businesses, and was primarily due to the same factors as in the third quarter of 2009. Global hydraulics markets showed no improvement in the third quarter of 2009 and Eaton does not expect improvement in the fourth quarter. As a result, Eaton now believes global hydraulics markets for all of 2009 will decline by 35%.
Operating profit declined 75% in the third quarter of 2009 compared to the third quarter of 2008. The reduction was primarily due to the decline in sales discussed above and operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009, partially offset by net savings resulting from the workforce reductions in 2008 and 2009. Operating profit was reduced by acquisition integration charges of $2 in the third quarter of 2009 compared to charges of $1 in the third quarter of 2008, which reduced the operating margin by 0.5% in 2009 and 0.2% in of 2008.
Operating profit decreased 84% in the first nine months months of 2009 compared to the first nine months of 2008 primarily due to the same factors as in the third quarter of 2009. Operating profit was reduced by acquisition integration charges of $3 in the first nine months of 2009 compared to charges of $4 in the first nine months of 2008, which reduced the operating margin by 0.2% in 2009 and 2008.
Aerospace

	Three months ended September 30			Nine months ended September 30
	2009	2008	Decrease	2009	2008	Decrease
Net sales	$394	$469	(16)%	$1,221	$1,365	(11)%
Operating profit	57	75	(24)%	198	207	(4)%
Operating margin	14.5%	16.0%		16.2%	15.2%
Sales of the Aerospace segment declined 16% in the third quarter of 2009 compared to the third quarter of 2008. The reduction included 14% from core sales and 2% from foreign exchange. Aerospace markets declined 14% in the third quarter of 2009 compared to the third quarter of 2008, with non-U.S. markets down 19% and U.S. markets down 11%. Sales declined in the third quarter partially due to the late-economic cycle nature of Aerospace markets.
Sales for the first nine months of 2009 decreased 11% compared to the first nine months of 2008. The reduction in sales included 7% from core sales and 4% from foreign exchange and was primarily due to the same factors as in the third quarter of 2009. Given the late-economic cycle nature of Aerospace markets, sales are expected to remain under pressure for the remainder of 2009. Eaton expects the global aerospace market will decline 8% in 2009.
Operating profit declined 24% in the third quarter of 2009 from the third quarter of 2008. The reduction was primarily due to the decline in sales discussed above, partially offset by net savings resulting from the workforce reductions in 2008 and 2009. The decline in operating profit also reflected acquisition integration charges of $4 in both the third quarters of 2009 and 2008, which reduced the operating margin by 1.0% in 2009 and 0.9% in 2008. The acquisition integration charges related to Argo-Tech, PerkinElmer and Cobham.
Operating profit declined 4% in the first nine months of 2009 from the first nine months of 2008. The reduction was primarily due to the same factors as in the third quarter of 2009. Operating profit was reduced by acquisition integration charges of $9 in the first nine months of 2009 compared to charges of $17 in the first nine months of 2008, which reduced the operating margin by 0.7% in 2009 and 1.2% in 2008.
Truck

	Three months ended September 30			Nine months ended September 30
	2009	2008	Decrease	2009	2008	Decrease
Net sales	$401	$620	(35)%	$1,014	$1,812	(44)%
Operating profit (loss)	25	95	(74)%	(12)	274	NM
Operating margin	6.2%	15.3%		(1.2)%	15.1%
Sales of the Truck segment declined 35% in the third quarter of 2009 from the third quarter of 2008. The reduction included 31% from core sales and 4% from foreign exchange. Truck markets in the third quarter of 2009 were down 31% compared to the third quarter of 2008, with U.S. markets down 43% and non-U.S. markets down 17%. Sales for the third quarter of 2009 increased 25% over the second quarter of 2009 because of moderate improvement in North American Class 8 truck orders.
Sales in the first nine months of 2009 decreased 44% compared to the first nine months of 2008. The reduction in sales included 36% from core sales and 8% from foreign exchange and was primarily due to the same factors as in the third quarter of 2009. Orders in the North American Class 8 truck market are improving marginally while other truck markets are expected to be broadly flat over the balance of the year. Eaton anticipates Truck markets will decline by 28% in 2009.
Operating profit of $25 in the third quarter of 2009 was reduced compared to operating profit of $95 in the third quarter of 2008, although the operating margin of 6.2% improved significantly over the negative margin of (0.9%) in the second quarter of 2009. The reduction in operating profit was primarily due to the significant decline in sales in the third quarter of 2009 discussed above and operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009, partially offset by net savings resulting from the workforce reductions in 2008 and 2009.

Operating losses of $12 in the first nine months of 2009 compared to operating profit of $274 in the first nine months of 2008. The reduction was primarily due to the same factors as in the third quarter of 2009.
Automotive

	Three months ended September 30			Nine months ended September 30
			Increase
	2009	2008	(Decrease)	2009	2008	Decrease
Net sales	$326	$446	(27)%	$866	$1,538	(44)%
Operating profit (loss)	23	18	28%	(42)	115	NM
Operating margin	7.1%	4.0%		(4.9)%	7.5%
Sales of the Automotive segment declined 27% in the third quarter of 2009 from the third quarter of 2008. The reduction included 22% from core sales and 5% from foreign exchange. The decline in core sales was primarily due to global automotive end markets that were down 17% in the third quarter of 2009 compared to the third quarter of 2008, with U.S. markets down 21% and non-U.S. markets down 15%. Global automotive production improved in the third quarter of 2009, to a large extent as a result of the governmental stimulus programs. Sales for the third quarter of 2009 increased 21% over the second quarter of 2009 because of the effect of government stimulus programs.
Sales for the first nine months of 2009 decreased 44% compared to the first nine months of 2008. The reduction in sales included 35% from core sales and 9% from foreign exchange and was primarily due to the same factors as in the third quarter of 2009. Additionally, the automotive market in the U.S. was markedly impacted in the second quarter of 2009 by the shutdowns at General Motors and Chrysler. Eaton now anticipates global automotive markets will fall by 23% in 2009.
Operating profits of $23 in the third quarter of 2009 increased over operating profits of $18 in the third quarter of 2008, and the operating margin of 7.1% improved significantly over the negative margin of (7.0%) in the second quarter of 2009. The increase was primarily due to cost savings resulting from workforce reductions in 2008 and 2009.
Operating losses of $42 in the first nine months of 2009 compared to operating profits of $115 in the first nine months of 2008. The reduction was primarily due to the significant decline in sales in the first half of 2009 discussed above and operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009.
Corporate
Amortization of intangible assets was $42 in both the third quarters of 2009 and 2008. Amortization of intangible assets of $126 for the first nine months of 2009 increased from $109 in the first nine months of 2008. The increase was due to amortization of intangible assets associated with acquired businesses, primarily Moeller and Phoenixtec.
Corporate pension & other postretirement benefits expense was $36 and $175 in the third quarter of 2009 and the first nine months of 2009, respectively, compared to $36 and $109 for the same periods of 2008. The increase was primarily due to increased settlement and curtailment costs related to the reduction in workforce in 2009.
Other corporate expense-net of $21 for the third quarter of 2009 and $59 for the first nine months of 2009 decreased from $39 and $143 for the same periods in 2008 primarily due to the amortization of purchase price accounting adjustments in 2008 related to the fair value of inventories of businesses acquired in 2008, principally Moeller, and lower corporate expenses in 2009.
CHANGES IN FINANCIAL CONDITION DURING 2009
Cash Flow & Working Capital
Net cash provided by operating activities rose to $939 in the first nine months of 2009, an increase of $142 compared to cash provided by operating activities of $797 in the first nine months of 2008. Operating cash flows in 2009 reflected net income of $173 in the first nine months of 2009 compared to net income of $905 in the first nine months of 2008. The effect of this decline in net income was more than offset by the $917 cash flow resulting from the net reduction in funding of working capital accounts in the first nine months of 2009 compared to the first nine months of 2008. The reduction in the working capital accounts, primarily accounts receivable and inventory, was due to lower levels of operations resulting from the global economic recession, and internal efforts to reduce the investment in working capital. Cash and short-term investments totaled $665 at September 30, 2009, an increase of $135 from $530 at year-end 2008.
Net working capital of $1,575 at September 30, 2009 rose by $525 from $1,050 at the end of 2008. The increase was primarily due to short-term debt that was $706 lower at September 30, 2009 compared to the end of 2008, largely due to the repayment of short-term commercial paper as discussed above. Changes in other working capital accounts included reductions of $248 in accounts receivable and $195 in inventories due to lower sales and internal efforts to reduce the investment in working capital, and a net increase of $262 in other working capital accounts. The current ratio was 1.5 at September 30, 2009 and 1.3 at year-end 2008.
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
Debt & Equity
Total debt of $3,783 at September 30, 2009 declined by $488 from $4,271 at year-end 2008. The decline was primarily due to a $706 reduction of short-term debt (largely commercial paper) during the first nine months of 2009. Short-term debt was reduced through the use of cash generated from operations and from long-term borrowings discussed below. In March 2009, Eaton issued $550 of long-term debt through the sale of $250 of 5.95% Notes due 2014 and $300 of 6.95% Notes due 2019, with the cash proceeds from the sale of the Notes used to repay outstanding short-term commercial paper. The net-debt-to-capital ratio was 30.8% at September 30, 2009 compared to 37.0% at the end of 2008, reflecting the combined effect during the first nine months of 2009 of the $488 decrease in total debt, the $135 increase in cash and short-term investments, and the $642 increase in Total equity. The increase in Equity primarily resulted from foreign currency translation adjustments of $393 and after-tax adjustments of $241 related to pension and other postretirement benefits liabilities that were recognized in Eaton shareholders’ equity. The adjustments related to pension and other postretirement benefits liabilities included $182 resulting from the remeasurement of pension and other postretirement benefits liabilities in the second quarter of 2009 that occurred due to the reduction in workforce in 2009. The increase in Equity was also due to net income of $173 in the first nine months of 2009, partially offset by cash dividends paid of $250.
Eaton has long-term revolving credit facilities with United States banks of $1.7 billion, of which $700 expire in 2010, $500 in 2011 and $500 in 2013. These revolving credit facilities support Eaton’s commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at September 30, 2009.
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
At September 30, 2009, Eaton is in compliance with all covenants related to its long-term debt obligations.
As a result of the curtailment related to the U.S. pension and other postretirement benefit plans, liabilities related to these plans were remeasured in the second quarter of 2009. The curtailment and remeasurement resulted in a $283 reduction of liabilities ($205 for pensions and $78 for other postretirement benefits plans) with a corresponding increase in Eaton shareholders’ equity ($182 after-tax consisting of $134 for pensions and $48 for other postretirement benefits). The reductions of these liabilities were due to the significant reduction in workforce and the increase in the discount rate from 6.3% to 7.7%.
Credit Ratings
Eaton’s credit rating at Standard & Poor’s is A-/A-2 (long-term rating/short-term rating) and at Moody’s is A3/P-2, both with stable outlooks. On June 22, 2009, Fitch affirmed its A-/F2 rating of Eaton while adjusting its outlook to negative. That adjustment was primarily based upon Fitch’s view of the economic uncertainty affecting Eaton’s ability to reduce leverage in the short-term. The change in the outlook had no material effect on either the operations of Eaton’s businesses or interest costs of its outstanding long-term debt, or on its ability to borrow funds.
Contingencies
Meritor Litigation
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, “Meritor”) filed an action against Eaton in the U.S. District Court for Delaware. The action seeks damages, which would be trebled under U.S. antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anticompetitive conduct against Meritor in the sale of heavy duty truck transmissions in North America. Following a four-week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. Eaton intends to move to set aside the jury verdict and/or appeal the liability decision. Accordingly, an estimate of any potential loss related to this action cannot be made at this time.
CONTRACTUAL OBLIGATIONS
There have been no material changes to the table of contractual obligations presented on page 67 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2008.
FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the performance of the end markets for Eaton’s business segments for full year 2009 and events and trends that may affect Eaton’s future operating results and financial position. These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes or slower than expected recoveries in the markets for Eaton’s business segments; unanticipated downturns in business relationships with customers or their purchases from Eaton; the availability of credit to Eaton’s customers; competitive pressures on sales and pricing; increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions, divestitures and joint ventures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
Item 3. Quantitative & Qualitative Disclosures About Market Risk
There have been no material changes in market risk presented on page 66 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler – Chairman, Chief Executive Officer and President; and Richard H. Fearon – Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2009.
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
During the third quarter of 2009, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceeding
Meritor Litigation
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, “Meritor”) filed an action against Eaton in the U.S. District Court for Delaware. The action seeks damages, which would be trebled under U.S. antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anticompetitive conduct against Meritor in the sale of heavy duty truck transmissions in North America. Following a four-week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. Eaton intends to move to set aside the jury verdict and/or appeal the liability decision. Accordingly, an estimate of any potential loss related to this action cannot be made at this time.
Item1A. Risk Factors
The following supplements the “Risk Factors Section” set forth in Eaton’s Form 10-K for the year ended December 31, 2008:
Meritor Litigation
For a discussion of the Meritor litigation, see the disclosure set forth under “Item 1. Legal Proceeding” above.
Item 6. Exhibits
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION Registrant
Date: November 5, 2009	/s/ Richard H. Fearon
Richard H. Fearon
Vice Chairman and Chief Financial and Planning Officer

Eaton Corporation
Third Quarter 2009 Report on Form 10-Q
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the quarters ended September 30, 2009 and 2008, (ii) Consolidated Statements of Income for the nine months ended September 30, 2009 and 2008, (iii) Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, (iv) Condensed Statements of Consolidated Cash Flows for the nine months ended September 30, 2009 and 2008 and (v) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2009.
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