Form 10-K
period 2009-12-31
EATON CORP
filed 2010-02-26
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2009
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
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2009 was $7.4 billion.
As of January 31, 2010, there were 166.4 million Common Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2010 annual shareholders meeting are incorporated by reference into Part III.

Part I
Item 1. Business.
Eaton Corporation is a diversified power management company with 2009 sales of $11.9 billion. Eaton is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 70,000 employees in over 50 countries, and sells products to customers in more than 150 countries.
Eaton electronically files or furnishes reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) to the United States Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements, as well as any amendments to those reports. As soon as reasonably practicable, these reports are available free of charge through the Company’s Internet web site at http://www.eaton.com. These filings are also accessible on the SEC’s Internet web site at http://www.sec.gov.
In 2009, Eaton acquired a business and entered into a joint venture for combined net cash purchase prices of $10. The Statements of Consolidated Income include the results of these businesses from the dates of acquisition or formation. A summary of these transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales
Micro Innovation Holding AG	September 1,	Electrical	$33 for 2008
A Switzerland-based manufacturer of human	2009	Rest of
machine interfaces, programmable logic		World
controllers and input/output devices. Eaton acquired the remaining shares to increase its ownership from 50% to 100%.

SEG Middle East Power Solutions & Switchboard Manufacture LLC	July 2,	Electrical	$10 for 2008
A 49%-owned joint venture to manufacture low	2009	Rest of
voltage switchboards and control panel assemblies for use in the Middle East power generation and industrial markets		World

Business Segment Information
Information by business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is presented in “Business Segment & Geographic Region Information” on pages 48 through 52. Additional information regarding Eaton’s segments and business is presented below.
Electrical Americas and Electrical Rest of World
Seasonal Fluctuations — In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year.
Significant Customers — Approximately 11% of the sales of the Electrical Americas segment in 2009 were made to one large distributor of electrical products.
Competition — Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.
Hydraulics
Seasonal Fluctuations — Sales of this segment are historically higher in the first and second quarters and lower in the third and fourth quarters of the year.
Competition — Principal methods of competition in this segment are product performance, geographic coverage, service and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.

Aerospace
Significant Customers — Approximately 13% of this segment’s sales in 2009 were made to one large manufacturer of aircraft.
Competition — Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities and timely delivery. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products and platforms, is considered among the market leaders.
Truck
Significant Customers — Approximately 54% of this segment’s sales in 2009 were made to four large manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles.
Competition — Principal methods of competition in this segment are product performance, service and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.
Automotive
Seasonal Fluctuations — Sales of this segment historically are lower in the third quarter of the year as a result of the normal seasonal pattern of automotive industry production.
Significant Customers — Approximately 29% of this segment’s sales in 2009 were made to two large manufacturers of vehicles.
Competition — Principal methods of competition in this segment are product performance, service and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders.
Information Concerning Eaton’s Business in General
Raw Materials - Eaton’s major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, silver, molybdenum, titanium, vanadium, rubber, plastic and insulating materials. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers and, under normal circumstances, the Company had no difficulty obtaining them. In 2009, prices decreased for some basic metals purchased by Eaton through the second quarter, with some prices rising during the second half of 2009 due to optimism that the global economic slow down was over and recovery was beginning. The Company maintained appropriate levels of inventory to guard against basic metals shortages, and did not experience any general availability constraints in 2009.
Patents and Trademarks - Eaton views its name and mark as significant to its business as a whole. Eaton’s products are marketed with a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. Based on the broad scope of Eaton’s product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operations or financial position of Eaton or its business segments. Eaton’s policy is to file applications and obtain patents for its new products including product modifications and improvements.
Order Backlog - Since a significant portion of open orders placed with Eaton by original equipment manufactures of trucks, off-highway vehicles and passenger cars are historically subject to month to month releases by customers during each model year, these orders are not considered firm. In measuring backlog of orders, the Company includes only the amount of those orders to which customers are firmly committed as of the dates listed. Using this criterion, total backlog at December 31, 2009 and 2008 was approximately $2.7 billion and $3.2 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.
Research and Development - Research and development expenses (in millions) for new products and improvement of existing products in 2009, 2008 and 2007 were $395, $417 and $335, respectively. Over the past five years, the Company has invested approximately $1.7 billion in research and development.
Protection of the Environment - Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify certain processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton’s estimated capital expenditures for environmental control facilities are not expected to be material for 2010 and 2011. Information regarding the Company’s liabilities related to environmental matters is presented in “Protection of the Environment & Sustainability” on page 38.

Foreign Operations - Financial information related to Eaton’s foreign operations is presented in “Geographic Region Information” on page 50. Information regarding risks that may affect Eaton’s foreign operations is presented in Item 1A of this Form 10-K Report.
Item 1A. Risk Factors.
Among the risks that could materially adversely affect Eaton’s businesses, financial condition or results of operations are the following:
Uncertainty regarding the rate of recovery in the global end markets that Eaton serves.
As a result of the global economic downturn, Eaton’s end markets significantly declined during the first half of 2009. While most of Eaton’s markets have begun to recover, certain markets that are characterized as late cycle markets are still declining. While Eaton remains optimistic about a global economic recovery, there is still substantial uncertainty about the rate of that recovery.
Eaton’s segment revenues, operating results and profitability have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by volatility in the end markets that Eaton serves. The Company has undertaken measures to reduce the impact of this volatility through diversification of markets it serves and expansion of geographic regions in which it operates. Future downturns in any of the markets that Eaton serves could adversely affect the Company’s revenues, operating results and profitability.
Eaton’s operating results depend in part on continued successful research, development and marketing of new and/or improved products and services, and there can be no assurance that Eaton will continue to successfully introduce new products and services.
The success of new and improved products and services depends on their initial and continued acceptance by Eaton’s customers. The Company’s businesses are affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. Eaton may experience difficulties or delays in the research, development, production or marketing of new products and services which may prevent Eaton from recouping or realizing a return on the investments required to bring new products and services to market. The end result could be a negative impact on the Company’s operating results.
Eaton’s operations depend on production facilities throughout the world, many of which are located outside the United States and are subject to greater risks of disrupted production.
Eaton manages businesses with manufacturing facilities worldwide. In recent years, the Company’s operations outside the United States have increased significantly in relative size in comparison to its total operations. The Company’s manufacturing facilities and operations could be disrupted by a natural disaster, or labor strike, war, political unrest, terrorist activity or public health concerns. Some of Eaton’s non-United States manufacturing facilities also may be more susceptible to economic and political upheaval than Eaton’s United States facilities. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate the Company for the losses.
Eaton’s substantial foreign sales subject it to economic risk as Eaton’s results of operations may be adversely affected by changes in local government regulations and policies and foreign currency fluctuations.
As noted above in Item 1 “Foreign Operations,” a significant portion of Eaton’s sales are to customers outside the United States, and the Company expects sales in foreign markets to continue to represent a significant portion of its total sales. Foreign sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls and repatriation of earnings. Changes in the relative values of currencies occur from time to time and could affect Eaton’s operating results. While the Company monitors exchange rate exposures and attempts to reduce these exposures through hedging activities, these risks could adversely affect the Company’s operating results.

Eaton uses a variety of raw materials and components in its businesses, and significant shortages, price increases or suppliers insolvencies could increase operating costs and adversely impact the competitive positions of Eaton’s products.
Eaton’s major requirements for raw materials are described above in Item 1 “Raw Materials”. Significant shortages could affect the prices Eaton’s affected businesses are charged and the competitive position of their products and services, all of which could adversely affect Eaton’s results of operations.
Further, Eaton’s suppliers of component parts may increase their prices in response to increases in costs of raw materials that they use to manufacture component parts. As a result, the Company may not be able to increase its prices commensurately with its increased costs. Consequently, the Company’s results of operations could be materially and adversely affected.
Finally, while Eaton carefully monitors the viability of each of its suppliers, the global economic downturn has, and may continue to have, an adverse impact on Eaton’s suppliers’ liquidity and solvency. Should one or more of Eaton’s material suppliers become insolvent, Eaton could be required to pay increased prices for affected raw materials or components, or experience difficulty in replacing the insolvent supplier, either of which could adversely affect Eaton’s results of operations.
Eaton engages in acquisitions and joint ventures, and may encounter unexpected difficulties identifying, pricing or integrating those businesses.
Eaton seeks to grow, in part, through strategic acquisitions and joint ventures, which are intended to complement or expand the Company’s businesses, and expects to continue to do so in the future. The success of this strategy will depend on Eaton’s ability to identify, price, finance and complete these transactions or arrangements. Success will also depend on the Company’s ability to integrate the businesses acquired in these transactions and to develop satisfactory working arrangements with the Company’s strategic partners in the joint ventures. Eaton may encounter unexpected difficulties in completing and integrating acquisitions with Eaton’s existing operations, and in managing strategic investments. Furthermore, the Company may not realize the degree, or timing, of benefits Eaton anticipated when it first entered into a transaction. Any of the foregoing could adversely affect the Company’s business and results of operations.
Eaton may be unable to adequately protect its intellectual property rights, which could affect the Company’s ability to compete.
Protecting Eaton’s intellectual property rights is critical to its ability to compete and succeed. The Company owns a large number of United States and foreign patents and patent applications, as well as trademark and copyright registrations that are necessary, and contribute significantly, to the preservation of Eaton’s competitive position in various markets. Although management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operations or financial position of Eaton or its business segments, there can be no assurance that any one, or more, of these patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. Eaton enters into confidentiality and invention assignment agreements with the Company’s employees, and into non-disclosure agreements with Eaton’s suppliers and appropriate customers so as to limit access to and disclosure of the Company’s proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Moreover, the protection provided to Eaton’s intellectual property by the laws and courts of foreign nations may not be as advantageous to Eaton as the remedies available under United States law.
Eaton is subject to litigation and environmental regulations that could adversely impact Eaton’s businesses.
At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company’s businesses, financial condition or results of operations. Information regarding the Company’s current legal proceedings is presented in “Protection of the Environment & Sustainability”, “Contingencies” and “Meritor Litigation” on pages 38 and 39.
Eaton participates in markets that are competitive and Eaton’s results could be adversely impacted by competitors’ actions.
Eaton’s businesses operate in competitive markets. The Company competes against other global manufacturers and service providers on the basis of product performance, quality and price, in addition to other factors. While Eaton’s product development and quality initiatives have been competitive strengths in the past, actions by Eaton’s competitors could lead to downward pressure on prices and/or a decline in the Company’s market share, either of which could adversely affect Eaton’s results.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Eaton’s world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 210 locations in 33 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for operations, and these facilities are maintained in good condition.
Item 3. Legal Proceedings.
Information regarding the Company’s current legal proceedings is presented in “Protection of the Environment & Sustainability”, “Contingencies” and “Meritor Litigation” on pages 38 and 39.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Executive Officers of the Registrant
Information regarding executive officers of the Company is presented in Item 10 of this Form 10-K Report.
Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common shares are listed for trading on the New York and Chicago stock exchanges. Information regarding cash dividends paid, and the high and low market price per common share for each quarter in 2009 and 2008, is presented in “Quarterly Data” on page 73. At December 31, 2009, there were 8,452 holders of record of the Company’s common shares. Additionally, 17,960 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP), and the Eaton Electrical de Puerto Rico Inc. Retirement Savings Plan.
Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.
Item 6. Selected Financial Data.
Information regarding selected financial data is presented in the “Ten-Year Consolidated Financial Summary” on page 74.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
“Management’s Discussion & Analysis of Financial Condition & Results of Operations” is presented on pages 53 through 72.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Information regarding market risk is presented in “Market Risk Disclosure” on page 66.
Item 8. Financial Statements and Supplementary Data.
The report of the independent registered public accounting firm, consolidated financial statements, and notes to consolidated financial statements are presented on pages 14 through 52.
Information regarding selected quarterly financial information for 2009 and 2008 is presented in “Quarterly Data” on page 73.
Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures — Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman and Chief Executive Officer; President; and Richard H. Fearon — Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Eaton’s management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
“Management’s Report on Internal Control Over Financial Reporting” as of December 31, 2009 is presented on page 16.
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2009 is presented on page 15.
During the fourth quarter of 2009, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.
Item 9B. Other Information.
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be filed on or about March 19, 2010, and is incorporated by reference.
A listing of the Company’s executive officers, their ages, positions and offices held over the past five years, as of February 1, 2010, follows:

Name	Age	Position (Date elected to position)
Alexander M. Cutler	58	Chairman and Chief Executive Officer; President (August 1, 2000 — present) Director (September 22, 1993 — present)

Richard H. Fearon	53	Vice Chairman and Chief Financial and Planning Officer (April 24, 2002 — present)

Craig Arnold	49	Vice Chairman and Chief Operating Officer — Industrial Sector (February 1, 2009 — present) Chief Executive Officer — Fluid Power Group (October 25, 2000 — January 31, 2009)

Thomas S. Gross	55
Vice Chairman and Chief Operating Officer — Electrical Sector
     (February 1, 2009 — present)
President — Power Quality and Control Business
     (April 1, 2008 — January 31, 2009)
Vice President and President — Power Quality Solutions Operations
     (May 16, 2005 — March 31, 2008)
Vice President — Power Quality Solutions Operations
     (July 29, 2004 — May 15, 2005)
Vice President — Eaton Business System
     (July 23, 2003 — July 28, 2004)

James W. McGill	54
Executive Vice President — Chief Human Resources Officer
     (January 1, 2010 — present)
President — Asia-Pacific Region
     (April 1, 2008 — December 31, 2009)
Vice President — Asia-Pacific
     (April 1, 2006 — March 31, 2008)
Vice President — Eaton Business System
     (July 29, 2004 — March 31, 2006)

Name	Age	Position (Date elected to position)
Mark M. McGuire	52	Executive Vice President and General Counsel (December 1, 2005 — present) Vice President and Deputy General Counsel, International Paper Company (2003 — 2005)

Thomas E. Moran	45	Senior Vice President and Secretary (October 1, 2008 — present) Assistant Secretary and Managing Counsel, The Dow Chemical Company (2002 — 2008)

Billie K. Rawot	58	Senior Vice President and Controller (March 1, 1991 — present)

Kurt B. McMaken	40
Senior Vice President — Corporate Development and Treasury
     (February 1, 2009 — present)
Vice President — Corporate Development and Planning
     (January 1, 2008 — January 31, 2009)
Director — Corporate Planning
     (April 1, 2006 — December 31, 2007)
Director — Corporate Development
     (October 1, 2004 — March 30, 2006)

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
Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed on or about March 19, 2010, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the Directors, officers and employees worldwide. This document is available on the Company’s website at http://www.eaton.com.
There were no changes during fourth quarter 2009 to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.
Information related to the Company’s Audit Committee, and members of the Committee that are financial experts, is set forth under the caption “Board Committees — Audit Committee” in the Company’s definitive Proxy Statement to be filed on or about March 19, 2010, and is incorporated by reference.
Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Executive Compensation” in the Company’s definitive Proxy Statement to be filed on or about March 19, 2010, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plans” in the Company’s definitive Proxy Statement to be filed on or about March 19, 2010, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company’s definitive Proxy Statement to be filed on or about March 19, 2010, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions is set forth under the caption “Review of Related Person Transactions” in the Company’s definitive Proxy Statement to be filed on or about March 19, 2010, and is incorporated by reference.

Information required with respect to director independence is set forth under the caption “Director Independence” in the Company’s definitive Proxy Statement to be filed on or about March 19, 2010, and is incorporated by reference.
Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company’s definitive Proxy Statement to be filed on or about March 19, 2010, and is incorporated by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules.

(a) (1)	The report of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:

Report of Independent Registered Public Accounting Firm - Page 14

Statements of Consolidated Income - Years ended December 31, 2009, 2008 and 2007 - Page 17

Consolidated Balance Sheets - December 31, 2009 and 2008 - Page 18

Statements of Consolidated Cash Flows - Years ended December 31, 2009, 2008 and 2007 - Page 19

Statements of Consolidated Shareholders’ Equity - Years ended December 31, 2009, 2008 and 2007 - Pages 20 through 22

Notes to Consolidated Financial Statements - Pages 23 through 52
All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits
3(i)	Amended Articles of Incorporation (amended and restated as of April 24, 2008) - Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

3(ii)	Amended Regulations (amended and restated as of April 23, 2008) - Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

4(a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts
(a)	Senior Executive Incentive Compensation Plan (effective January 1, 2008) - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(b)	Executive Incentive Compensation Plan (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

(c)	2005 Non-Employee Director Fee Deferral Plan (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(d)	Deferred Incentive Compensation Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(e)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(f)	Incentive Compensation Deferral Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(g)	Limited Eaton Service Supplemental Retirement Income Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(h)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(i)	Form of Restricted Share Unit Agreement (2 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(j)	Form of Restricted Share Unit Agreement (4 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(k)	Form of Restricted Share Agreement (2 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(l)	Form of Restricted Share Agreement (4 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(m)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

(n)	Form of Stock Option Agreement for Executives (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(o)	Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

(p)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(q)	2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

(r)	2004 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

(s)	2008 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(t)	2009 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 2009

(u)	Plan for the Deferred Payment of Directors’ Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002, February 24, 2004, December 8, 2004 and, in certain respects, January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(v)	1996 Non-Employee Director Fee Deferral Plan (amended and restated effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

(w)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(x)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(y)	Form of Indemnification Agreement entered into with directors of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed January 26, 2007

(z)	Executive Strategic Incentive Plan (amended and restated January 1, 2008) - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(aa)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(bb)	Supplemental Executive Strategic Incentive Plan (effective as of June 25, 2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(cc)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Filed in conjunction with this Form 10-K Report*

(dd)	1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

(ee)	Incentive Compensation Deferral Plan (amended and restated October 1, 1997) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

(ff)	Trust Agreement - Officers and Employees (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(gg)	Trust Agreement - Non-employee Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(hh)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ii)	1991 Stock Option Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ll)	Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007
12	Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14	Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21	Subsidiaries of Eaton Corporation - Filed in conjunction with this Form 10-K Report *

23	Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24	Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *
101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, (ii) Consolidated Balance Sheets at December 31, 2009 and 2008, (iii) Statements of Consolidated Cash Flows for the years ended December 31, 2009, 2008 and 2007 (iv) Notes to Consolidated Financial Statements for the year ended December 31, 2009.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(b)	Exhibits

Certain exhibits required by this portion of Item 15 are filed as a separate section of this Form 10-K Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eaton Corporation Registrant
Date: February 26, 2010	/s/ Richard H. Fearon
Richard H. Fearon
Vice Chairman and Chief Financial and Planning Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 26, 2010

Signature	Title

*
Alexander M. Cutler	Chairman and Chief Executive Officer; President; Principal Executive Officer; Director

*
Billie K. Rawot	Senior Vice President and Controller; Principal Accounting Officer

*
Todd M. Bluedorn	Director

*
Michael J. Critelli	Director

*
Ernie Green	Director

*
Ned C. Lautenbach	Director

*
John R. Miller	Director

*
Victor A. Pelson	Director

*
Christopher M. Connor	Director

*
Charles E. Golden	Director

*
Arthur E. Johnson	Director

*
Deborah L. McCoy	Director

*
Gregory R. Page	Director

Gary L. Tooker	Director

*By	/s/ Richard H. Fearon Richard H. Fearon, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Eaton Corporation
We have audited the accompanying consolidated balance sheets of Eaton Corporation as of December 31, 2009 and 2008, and the related statements of consolidated income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eaton Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Eaton Corporation
We have audited Eaton Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eaton Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Eaton Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eaton Corporation as of December 31, 2009 and 2008, and the related statements of consolidated income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Cleveland, Ohio
February 26, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Eaton Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation under the framework referred to above, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This report is included herein.

/s/ Alexander M. Cutler	/s/ Richard H. Fearon	/s/ Billie K. Rawot

Chairman and Chief	Vice Chairman and	Senior Vice President and
Executive Officer;	Chief Financial and Planning	Controller
President	Officer
February 26, 2010

STATEMENTS OF CONSOLIDATED INCOME

	Year ended December 31
(Millions except for per share data)	2009	2008	2007
Net sales	$11,873	$15,376	$13,033

Cost of products sold	8,782	11,191	9,382
Selling & administrative expense	2,252	2,513	2,139
Research & development expense	395	417	335
Interest expense-net	150	157	147
Other (income) expense-net	(9)	(42)	(25)

Income from continuing operations before income taxes	303	1,140	1,055
Income tax (benefit) expense	(82)	73	82

Income from continuing operations	385	1,067	973
Income from discontinued operations		3	35

Net income	385	1,070	1,008
Adjustment of net income for noncontrolling interests	(2)	(12)	(14)

Net income attributable to common shareholders	$383	$1,058	$994

Net income per common share – diluted
Continuing operations	$2.27	$6.50	$6.38
Discontinued operations		.02	.24

Total	$2.27	$6.52	$6.62

Average number of common shares outstanding – diluted	167.9	162.3	150.3

Net income per common share – basic
Continuing operations	$2.31	$6.58	$6.51
Discontinued operations		.02	.24

Total	$2.31	$6.60	$6.75

Average number of common shares outstanding – basic	166.4	160.2	147.3

Cash dividends paid per common share	$2.00	$2.00	$1.72

Amounts attributable to common shareholders
Income from continuing operations	$383	$1,055	$959
Income from discontinued operations		3	35

Total	$383	$1,058	$994

The notes on pages 23 to 52 are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31
(Millions)	2009	2008
Current assets
Cash	$340	$188
Short-term investments	433	342
Accounts receivable	1,899	2,295
Inventories	1,326	1,554
Deferred income taxes	377	239
Other current assets	149	177

Total current assets	4,524	4,795

Property, plant & equipment
Land & buildings	1,459	1,425
Machinery & equipment	4,241	4,142

Gross property, plant & equipment	5,700	5,567
Accumulated depreciation	(3,255)	(2,928)

Net property, plant & equipment	2,445	2,639

Goodwill	5,435	5,232
Other intangible assets	2,441	2,518
Deferred income taxes	973	971
Other assets	464	500

Total assets	$16,282	$16,655

Current liabilities
Short-term debt	$113	$812
Current portion of long-term debt	5	269
Accounts payable	1,057	1,121
Accrued compensation	256	297
Other current liabilities	1,258	1,246

Total current liabilities	2,689	3,745

Long-term debt	3,349	3,190
Pension liabilities	1,586	1,650
Other postretirement benefits liabilities	754	703
Deferred income taxes	550	543
Other liabilities	536	459

Equity
Common shares (166.2 million outstanding in 2009 and 165.0 million in 2008)	83	82
Capital in excess of par value	3,957	3,879
Retained earnings	3,966	3,917
Accumulated other comprehensive loss	(1,208)	(1,538)
Deferred compensation plans	(21)	(23)

Eaton shareholders’ equity	6,777	6,317
Noncontrolling interests	41	48

Total equity	6,818	6,365

Total liabilities & equity	$16,282	$16,655

The notes on pages 23 to 52 are an integral part of the consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
(Millions)	2009	2008	2007
Net cash provided by (used in) operating activities
Net income	$385	$1,070	$1,008
Adjustments to reconcile to net cash provided by operating activities
Depreciation & amortization	573	571	439
Deferred income taxes	(191)	(225)	(51)
Pension liabilities, net of contributions	(1)	5	26
Gains on sales of businesses	(9)	(19)	(46)
Other long-term liabilities	(16)	(40)	(25)
Other non-cash items in income	(15)	44	60
Changes in working capital, excluding acquisitions & sales of businesses
Accounts receivable	440	128	(72)
Inventories	292	118	(79)
Accounts payable	(73)	(208)	27
Accrued income & other taxes	30	(31)	(41)
Other working capital accounts	56	(206)	21
Cash received from termination of interest rate swaps	15	85	19
Other-net	(78)	149	(128)

Net cash provided by operating activities	1,408	1,441	1,158

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(195)	(448)	(354)
Cash paid for acquisitions of businesses	(10)	(2,807)	(1,433)
Proceeds from sales of businesses	24	25	119
(Purchases) sales of short-term investments-net	(64)	100	247
Other-net	20	(60)	(35)

Net cash used in investing activities	(225)	(3,190)	(1,456)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months – proceeds	558	1,656	1,652
Borrowings with original maturities of more than three months – payments	(887)	(984)	(979)
Borrowings with original maturities of less than three months-net, primarily commercial paper	(424)	(5)	62
Cash dividends paid	(334)	(320)	(251)
Proceeds from sale of common shares		1,522
Proceeds from exercise of employee stock options	27	47	141
Income tax benefit from exercise of employee stock options	4	13	42
Purchase of common shares		(100)	(340)
Other-net	(5)	(14)	(7)

Net cash (used in) provided by financing activities	(1,061)	1,815	320

Effect of foreign exchange rate changes on cash	30	(20)	6

Total increase in cash	152	46	28
Cash at the beginning of the year	188	142	114

Cash at the end of the year	$340	$188	$142

The notes on pages 23 to 52 are an integral part of the consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in		other	Deferred	Eaton
	Common stock		excess of	Retained	comprehensive	compensation	shareholders’	Noncontrolling	Total
(Millions)	Shares	Dollars	par value	earnings	loss	plans	equity	interests	equity
Balance at January 1, 2007	146.3	$73	$2,114	$2,796	$(849)	$(28)	$4,106	$50	$4,156
Net income				994			994	14	1,008

Foreign currency translation and related hedging hedging instruments (including income tax expense of $14)					212		212		212
Deferred loss on cash flow hedges (net of income income tax benefit of $3)					(5)		(5)		(5)
Pensions (net of income tax expense of $101)					214		214		214
Other postretirement benefits (net of income tax expense of $8)					5		5		5

Other comprehensive income							426		426

Total comprehensive income							1,420	14	1,434
Cash dividends paid				(251)			(251)	(7)	(258)
Issuance of shares under employee benefit plans (including income tax benefit of $51)	3.7	2	237	(5)		8	242		242
Purchase of shares by trust						(5)	(5)		(5)
Purchase of shares	(4.0)	(2)	(61)	(277)			(340)		(340)
Other								2	2

Balance at December 31, 2007	146.0	73	2,290	3,257	(423)	(25)	5,172	59	5,231

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in		other	Deferred	Eaton
	Common stock		excess of	Retained	comprehensive	compensation	shareholders’	Noncontrolling	Total
(Millions)	Shares	Dollars	par value	earnings	loss	plans	equity	interests	equity
Balance at December 31, 2007	146.0	73	2,290	3,257	(423)	(25)	5,172	59	5,231
Net income				1,058			1,058	12	1,070

Foreign currency translation and related hedging instruments (including income tax benefit of $68)					(722)		(722)		(722)
Deferred loss on cash flow hedges (net of income tax benefit of $12)					(23)		(23)		(23)
Pensions (net of income tax benefit of $227)					(419)		(419)		(419)
Other postretirement benefits (net of income tax expense of $31)					49		49		49

Other comprehensive loss							(1,115)		(1,115)

Total comprehensive loss							(57)	12	(45)
Effects of changing retirement benefits plans measurement date (net of income tax benefit of $8)				(11)			(11)		(11)
Cash dividends paid				(320)			(320)	(13)	(333)
Issuance of shares under employee benefit plans (including income tax benefit of $16)	1.7	1	109	(1)		5	114		114
Sale of shares	18.7	9	1,513				1,522		1,522
Purchase of shares by trust						(3)	(3)		(3)
Purchase of shares	(1.4)	(1)	(33)	(66)			(100)		(100)
Decrease in noncontrolling interests due to sale of business								(10)	(10)

Balance at December 31, 2008	165.0	82	3,879	3,917	(1,538)	(23)	6,317	48	6,365

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in		other	Deferred	Eaton
	Common stock		excess of	Retained	comprehensive	compensation	shareholders’	Noncontrolling	Total
(Millions)	Shares	Dollars	par value	earnings	loss	plans	equity	interests	equity
Balance at December 31, 2008	165.0	82	3,879	3,917	(1,538)	(23)	6,317	48	6,365
Net income				383			383	2	385

Foreign currency translation and related hedging instruments (including income taxes of $45)					349		349		349
Deferred gain on cash flow hedges (including income taxes of $19)					36		36		36
Pensions (net of income taxes of $42)					1		1		1
Other postretirement benefits (net of income tax benefit of $14)					(56)		(56)		(56)

Other comprehensive income							330		330

Total comprehensive income							713	2	715
Cash dividends paid				(334)			(334)	(5)	(339)
Issuance of shares under employee benefit plans (including income tax benefit of $3)	1.2	1	78			2	81		81
Decrease in noncontrolling interests due to sale of business								(4)	(4)

Balance at December 31, 2009	166.2	$83	$3,957	$3,966	$(1,208)	$(21)	$6,777	$41	$6,818

The notes on pages 23 to 52 are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Millions of dollars and shares unless indicated otherwise (per share data assume dilution)
DESCRIPTION OF COMPANY
Eaton Corporation (Eaton or Company) is a diversified power management company with 2009 sales of $11.9 billion. Eaton is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 70,000 employees in over 50 countries, and sells products to customers in more than 150 countries.
ADOPTION OF NEW ACCOUNTING STANDARDS
Financial Accounting Standards Board Accounting Standards Codification
In 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification, which establishes a sole source of U.S. authoritative generally accepted accounting principles (GAAP). The Codification is meant to simplify user access to all authoritative accounting standards by reorganizing U.S. GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting standards. Pursuant to the provisions of the Codification, Eaton has updated references to U.S. GAAP in these consolidated financial statements. The adoption of the Codification did not have an effect on Eaton’s financial position, results of operations or cash flows.
Business Combinations
In 2009, Eaton adopted the revised Business Combinations Standard, which addresses accounting for the acquisitions of businesses. Under the revised standard, acquisition costs will be expensed as incurred; restructuring costs associated with the acquisition will generally be expensed subsequent to the acquisition date; in-process research and development will be recognized at fair value as an indefinite-lived asset at the acquisition date; changes in deferred income tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, including changes related to acquisitions of businesses completed prior to 2009; and noncontrolling interests will be valued at fair value at the acquisition date. The adoption of this standard did not have a material effect on Eaton’s financial position, results of operations or cash flows in 2009 because no businesses were acquired in 2009 that were material. The standard could have a material effect in 2010, and future years, based on the specific conditions related to future acquisitions.
Subsequent Events
In 2009, Eaton adopted the new Subsequent Events Standard, as amended, which established general guidance for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. Eaton has evaluated subsequent events through the date the financial statements were issued, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended December 31, 2009.
Noncontrolling Interests in Consolidated Financial Statements
In 2009, Eaton adopted the revised standard related to noncontrolling interests in consolidated financial statements. This standard clarifies accounting and disclosures related to noncontrolling interests, sometimes referred to as minority interest, which is the portion of equity in a subsidiary not owned, directly or indirectly, by Eaton. As a result of the adoption of this standard, prior period amounts were reclassified to conform to the current period presentation. The adoption of this standard did not have a material effect on Eaton’s financial position, results of operations or cash flows.
Fair Value Measurements & Disclosures
In 2009, Eaton adopted the additional required guidance of the Fair Value Measurements and Disclosures Standard. This standard addresses accounting and disclosures related to non-financial assets and liabilities, primarily goodwill, intangible assets, non-financial assets and liabilities related to acquired businesses, and impairment and restructuring activities. In 2009, Eaton also adopted the revised guidance for measuring liabilities at fair value. This guidance addresses circumstances in which a quoted price in an active market for the identical liability is not available. The adoption of these standards did not have a material effect on Eaton’s financial position, results of operations or cash flows.

ACCOUNTING POLICIES
Consolidation & Basis of Presentation
The consolidated financial statements include accounts of Eaton and all subsidiaries and other controlled entities. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has a 20% to 50% ownership interest. These associate companies are not material either individually, or in the aggregate, to Eaton’s financial position, results of operations or cash flows.
Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties and equipment, as described in “Lease Commitments” in the Notes below.
Revenue Recognition
Sales of products are recognized when a sales agreement is in place, products have been shipped to unaffiliated customers and title has transferred in accordance with shipping terms (FOB shipping point, FOB destination or equivalent International Commercial (INCO) Terms), the selling price is fixed and determinable and collectability is reasonably assured, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Although the majority of the sales agreements contain standard terms and conditions, there are also agreements that contain multiple elements or non-standard terms and conditions. As a result, judgement is sometimes required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for sales recognition purposes, and, if so, how the sales price should be allocated among the elements and when to recognize sales for each element. For delivered elements, sales are recognized only when the delivered elements have standalone value, fair values of undelivered elements are known, there are no uncertainties regarding customer acceptance, and there are no customer-negotiated refund or return rights affecting the sales recognized for delivered elements. Sales for service contracts are generally recognized as the services are provided.
Foreign Currency Translation
The functional currency for all subsidiaries outside the United States is primarily the local currency. Financial statements for these subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recognized in Accumulated other comprehensive income (loss) in Equity. Gains and losses related to foreign currency transactions are recognized in Other (income) expense-net in the Statements of Consolidated Income.
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
Depreciation & Amortization
Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and are included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. Cost of buildings is depreciated over principally 40 years and machinery and equipment over principally 3 to 10 years. At December 31, 2009, the weighted-average amortization period for intangible assets subject to amortization was 18 years for patents and technology and 17 years for customer relationships, primarily as a result of the long life of aircraft platforms. Software is amortized over a period up to 7 years.

Long-lived assets, except goodwill and indefinite life intangible assets as described in the Notes below, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review include operations reporting losses, a significant adverse change in the use of an asset, the planned disposal or sale of the asset, a significant adverse change in the business climate or legal factors related to the asset, or a significant decrease in the estimated fair value of an asset. Upon indications of impairment, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired when the estimated future net undiscounted cash flows generated by the asset group are less than its carrying value. In instances where the carrying amount of the asset group exceeded the undiscounted cash flows, the fair value of the asset group would be determined and an impairment loss would be recognized based on the amount by which the carrying value of the asset group exceeds its fair value. Determining asset groups and underlying cash flows requires the use of significant judgments and estimates.
Goodwill & Indefinite Life Intangible Assets
Goodwill and indefinite life intangible assets recognized in connection with business acquisitions are not amortized to expense. Indefinite life intangible assets primarily consist of trademarks.
Goodwill and indefinite life intangible assets are tested annually for impairment. Further, goodwill and indefinite life intangible assets are reviewed for impairment whenever events or changes in circumstances indicate there may be a possible permanent loss of value. Eaton completed annual impairment tests for goodwill and indefinite life intangible assets as of July 1 of each year presented using discounted cash flow and other valuation techniques. These tests confirmed that the fair value of Eaton’s reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized in 2009 or for any prior periods.
Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton’s operating segments, and is based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment as this represents the lowest level that constitutes a business and for which discrete financial information is available and segment management regularly reviews the operating results. A discounted cash flow model is used to estimate the fair value of each operating segment, which considers forecasted cash flows discounted at an estimated weighted-average cost of capital. The Company selected the discounted cash flow methodology as it believes that it is comparable to what would be used by other market participants. The forecasted cash flows are based on the Company’s long-term operating plan, and a terminal value is used to estimate the operating segment cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective operating segment. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
Derivative Financial Instruments
In the normal course of business, Eaton is exposed to certain risks related to fluctuations in interest rates, foreign currency exchange rates and commodity prices. The Company uses various derivative and non-derivative financial instruments, primarily interest rate swaps, foreign currency forward exchange contracts, foreign currency swaps and, to a lesser extent, commodity contracts, to manage risks from these market fluctuations. The derivative financial instruments used by Eaton are straightforward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such derivative financial instruments are not purchased and sold for trading purposes.
Derivative financial instruments are measured at fair value and recognized as assets or liabilities in the Consolidated Balance Sheet. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated, and is effective, as part of a hedging relationship and, if so, on the nature of the hedging activity. Eaton formally documents all relationships between derivative financial instruments accounted for as hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative financial instruments to a recognized asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as:

•	Hedges of the change in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability (a fair value hedge). For these hedges, the gain or loss from the derivative financial instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in income during the period of change in fair value.

•	Hedges of the variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability (a cash flow hedge). For these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Eaton shareholders’ equity and reclassified to income in the same period when the gain or loss on the hedged item is included in income.

•	Hedges of the foreign currency exposure related to a net investment in a foreign operation (a net investment hedge). For these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Eaton shareholders’ equity and reclassified to income in the same period when the gain or loss related to the net investment in the foreign operation is included in income.
The gain or loss from a derivative financial instrument designated as a hedge that is effective as a hedge is included in the same line of the Statement of Consolidated Income as the offsetting loss or gain on the hedged item.
The change in fair value of a derivative financial instrument that is not effective as a hedge is immediately recognized in income.
For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in income. The majority of derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency that arise in the normal course of business.
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
Asset Retirement Obligations
A conditional asset retirement obligation is recognized at fair value when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be considered in the measurement of the liability when sufficient information exists. Eaton believes that for substantially all of its asset retirement obligations, there is an indeterminate settlement date because the range of time over which the Company may settle the obligation is unknown or cannot be estimated. A liability for these obligations will be recognized in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value.
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

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Consolidation of Variable Interest Entities
In 2009, the FASB issued a revised standard for accounting and disclosure related to the consolidation of variable interest entities. The standard will require enterprises involved with these types of entities to provide more information about these entities in their financial statements. The standard is effective for Eaton in 2010. The Company expects the adoption of this standard will not have a material effect on Eaton’s financial position, results of operations or cash flows.
Revenue Recognition for Multiple-Deliverable Arrangements
In 2009, the FASB issued a revised standard for accounting and disclosures of revenues related to arrangements with customers to provide multiple products and services at different points in time or over different time periods. This standard is effective for Eaton in 2011. The Company expects the adoption of this standard will not have a material effect on Eaton’s financial position, results of operations or cash flows.
ACQUISITIONS OF BUSINESSES
Eaton acquired certain businesses and entered into joint ventures in separate transactions for combined net cash purchase prices of $10 in 2009, $2,807 in 2008, and $1,433 in 2007. The Statements of Consolidated Income include the results of these businesses from the dates of acquisition or formation. A summary of these transactions follows:

	Date of	Business
Acquired business	acquisition	segment	Annual sales

Micro Innovation Holding AG	September 1,	Electrical	$33 for 2008
A Switzerland-based manufacturer of human	2009	Rest of
machine interfaces, programmable logic		World
controllers and input/output devices. Eaton acquired the remaining shares to increase its ownership from 50% to 100%.

SEG Middle East Power Solutions & Switchboard	July 2,	Electrical	$10 for 2008
Manufacture LLC	2009	Rest of
A 49%-owned joint venture to manufacture low		World
voltage switchboards and control panel assemblies for use in the Middle East power generation and industrial markets

Integ Holding Limited	October 2,	Hydraulics	$52 for 2007
The parent company of Integrated Hydraulics	2008
Ltd., a U.K.-based manufacturer of screw-in cartridge valves, custom-engineered hydraulic valves and manifold systems

Nittan Global Tech Co. Ltd.	Operational	Automotive	Joint
A 49%-owned joint venture to manage the global	October 1,		Venture
design, manufacture and supply of engine valves	2008
and valve actuation products to Japanese and Korean automobile and engine manufacturers. In addition, during the second half of 2008, several related manufacturing joint ventures were established.

Engine Valves Business of Kirloskar Oil Engines Ltd.	July 31, 2008	Automotive	$5 for 2007
An India-based designer, manufacturer and distributor of intake and exhaust valves for diesel and gasoline engines

PK Electronics	July 31, 2008	Electrical	$9 for 2007
A Belgium-based distributor and service provider		Rest of
of single phase and three-phase uninterruptible		World
power supply (UPS) systems

The Moeller Group	April 4, 2008	Electrical	€1.02 billion for
A Germany-based supplier of electrical		Rest of	2007
components for commercial and residential		World
building applications and industrial controls for industrial equipment applications

Balmen Electronic, S.L.	March 31,	Electrical	$6 for 2007
A Spain-based distributor and service provider	2008	Rest of
of uninterruptible power supply (UPS) systems		World

Phoenixtec Power Company Ltd.	February 26,	Electrical	$515 for 2007
A Taiwan-based manufacturer of single and	2008	Rest of
three-phase uninterruptible power supply (UPS)		World
systems

Arrow Hose & Tubing Inc.	November 8,	Hydraulics	$12 for 2006
A Canada-based manufacturer of thermoplastic	2007
hose and tubing for the industrial, food and beverage, and agricultural markets

MGE small systems UPS business from	October 31,	Electrical	$245 for 2007
Schneider Electric	2007	Rest of
A France-based global provider of power quality		World
solutions including uninterruptible power supply (UPS) systems, power distribution units, static transfer switches and surge suppressors

Babco Electric Group	October 19,	Electrical	$11 for 2007
A Canada-based manufacturer of specialty low-	2007	Americas
and medium-voltage switchgear and electrical housings for use in the Canadian oil and gas industry and other harsh environments

Pulizzi Engineering	June 19, 2007	Electrical	$12 for 2006
A U.S. manufacturer of alternating current (AC)		Americas
power distribution, AC power sequencing, redundant power and remote-reboot power management systems

Technology and related assets of SMC Electrical	May 18, 2007	Electrical	None
Products, Inc.’s industrial medium-voltage adjustable		Americas
frequency drive business

Fuel components division of Saturn Electronics &	May 2, 2007	Automotive	$28 for 2006
Engineering, Inc. A U.S. designer and manufacturer of fuel containment and shutoff valves, emissions control valves and specialty actuators

Aphel Technologies Limited	April 5, 2007	Electrical	$12 for 2006
A U.K.-based global supplier of high density,		Rest of
fault-tolerant power distribution solutions for		World
datacenters, technical offices, laboratories and retail environments

Argo-Tech Corporation	March 16,	Aerospace	$206 for 2006
A U.S.-based manufacturer of high-performance	2007
aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling systems for commercial and military aerospace markets

Power Protection Business of Power Products Ltd.	February 7,	Electrical	$3 for 2006
A Czech Republic distributor and service provider	2007	Rest of
of Powerware® products and other uninterruptible		World
power supply (UPS) systems
As described above, in 2008 Eaton acquired The Moeller Group electrical business and the Phoenixtec electrical business for combined cash purchase prices of $2,696. In 2008, the assets and liabilities for these businesses were recognized at estimated fair values as determined by Eaton’s management based on available information and on assumptions as to future operations. As completed in 2009, the final allocations of the purchase prices, which did not differ materially from the preliminary estimates, are summarized below:

Current assets	$759
Property, plant & equipment	432
Goodwill	1,710
Other intangible assets	1,071
Other assets	104

Total assets acquired	4,076
Total liabilities assumed	1,380

Net assets acquired	$2,696

Other intangible assets of $1,071 included $638 of customer relationships having a useful life of 15 years, $251 related to trademarks having a useful life of 15 to 20 years, and $182 of technology having a useful life of 3 to 13 years. Goodwill of $1,319 for Moeller and $391 for Phoenixtec are non-deductible for income tax purposes.
As described above, in 2007 Eaton acquired the Argo-Tech aerospace business and the MGE small systems UPS electrical business for combined cash purchase prices of $1,346. In 2007, the assets and liabilities for these businesses were recognized at estimated fair values as determined by Eaton’s management based on available information and on assumptions as to future operations. As completed in 2008, the final allocations of the purchase prices, which did not differ materially from preliminary estimates, are summarized below:

Current assets	$223
Property, plant & equipment	23
Goodwill	899
Other intangible assets	582

Total assets acquired	1,727
Total liabilities assumed	381

Net assets acquired	$1,346

Other intangible assets of $582 included $42 related to trademarks not subject to amortization, $436 of customer relationships having a useful life of 5 to 25 years, and $104 of technology having a useful life of 5 to 25 years. Goodwill of $420 for Argo-Tech and $479 for the MGE small systems UPS electrical business are non-deductible for income tax purposes.
Restructuring Liabilities
For acquisitions completed prior to 2009, Eaton has undertaken restructuring activities at acquired businesses, including workforce reductions, plant consolidations, and facility closures. Liabilities for these restructuring activities were recognized in the allocation of the purchase price related to the acquired business. A summary of these liabilities, and utilization of the various components, follows:

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2007	1,076	$33	$22	$55
Liabilities recognized	282	7	2	9
Utilized	(699)	(13)	(12)	(25)

Balance at December 31, 2007	659	27	12	39
Liabilities recognized	52	3	2	5
Utilized	(428)	(18)	(13)	(31)

Balance at December 31, 2008	283	12	1	13
Liabilities recognized	1,081	8	1	9
Utilized	(1,035)	(9)	(1)	(10)

Balance at December 31, 2009	329	$11	$1	$12

ACQUISITION INTEGRATION, WORKFORCE REDUCTION & PLANT CLOSING CHARGES
Acquisition Integration Charges
In 2009, 2008 and 2007, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recognized as expense as incurred. A summary of these charges follows:

	2009	2008	2007

Electrical Americas	$4	$4
Electrical Rest of World	60	43	$12
Hydraulics	3	6	12
Aerospace	12	20	39
Automotive	1	3	1
Corporate	2	1

Pretax charges	$82	$77	$64

After-tax charges	$54	$51	$42
Per common share	$.32	$.31	$.28
Charges in 2009 were related primarily to the integration of the following acquisitions: Integrated Hydraulics, Kirloskar, Moeller, Phoenixtec and Argo-Tech. Charges in 2008 were related primarily to the integration of the following acquisitions: Kirloskar, Moeller, Phoenixtec, the MGE small systems UPS business, Saturn, Argo-Tech, Ronningen-Petter, Synflex, PerkinElmer and Cobham. Charges in 2007 were related primarily to the integration of the following acquisitions: the MGE small systems UPS business, Saturn, Argo-Tech, Schreder-Hazemeyer, Senyuan, Synflex, PerkinElmer, Cobham, Powerware, Hayward and Walterscheid.
Workforce Reduction Charges
Eaton took significant actions in 2009 to reduce its workforce in response to the severe economic downturn. The reductions total approximately 17% of the full-time workforce. These actions resulted in the recognition of severance and pension and other postretirement benefits expense of $182 in 2009.
Plant Closing Charges
In 2008, charges of $27 were recognized related to the closure of the automotive engine valve lifters manufacturing plant in Massa, Italy. These charges, consisting of $17 for severance, $7 for the write-down of assets and $3 for other costs, reduced operating profit of the Automotive segment.
Summary of Acquisition Integration, Workforce Reduction & Plant Closing Liabilities
A summary of acquisition integration charges, workforce reduction charges and plant closing charges, and remaining liabilities, follows:

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2007	1,603	$49	$6	$55
Liabilities recognized	4	2	64	66
Utilized	(1,044)	(37)	(69)	(106)

Balance at December 31, 2007	563	14	1	15
Liabilities recognized	422	21	87	108
Utilized	(451)	(14)	(84)	(98)

Balance at December 31, 2008	534	21	4	25
Liabilities recognized	12,073	195	69	264
Utilized	(11,189)	(164)	(70)	(234)

Balance at December 31, 2009	1,418	$52	$3	$55

These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
DISCONTINUED OPERATIONS
In 2007, Eaton sold the Mirror Controls Division of the Automotive segment for $111, resulting in a $20 after-tax gain, or $.12 per common share. The gain on sale of the Mirror Controls Division, and other results of this business, are reported as Discontinued operations in the Statements of Consolidated Income.
SHORT-TERM INVESTMENTS
Eaton invests excess cash generated from operations in short-term marketable investments and classifies these investments as “available-for-sale”. These investments are recognized at fair value, with the unrealized gain or loss recognized in Accumulated other comprehensive income (loss) in Eaton shareholders’ equity. A summary of the carrying value of short-term investments follows:

	2009	2008
Time deposits & certificate of deposits with banks	$300	$237
Bonds issued by foreign governments		63
Money market investments	125	34
Other	8	8

Total short-term investments	$433	$342

GOODWILL & OTHER INTANGIBLE ASSETS
A summary of goodwill follows:

	2009	2008
Electrical Americas	$2,003	$1,890
Electrical Rest of World	1,005	948
Hydraulics	1,016	1,002
Aerospace	1,047	1,037
Truck	147	143
Automotive	217	212

Total goodwill	$5,435	$5,232

The increase in goodwill in 2009 was due to goodwill for businesses acquired during 2009, the finalization of purchase price allocations related to businesses acquired in 2008, and foreign currency translation. These transactions are described in the “Acquisitions of Businesses” Note above.
In 2009, the Electrical segment was divided into Electrical Americas and Electrical Rest of World. Goodwill was allocated to these segments based on the relative fair values of each segment.
A summary of other intangible assets follows:

	2009		2008
	Historical	Accumulated	Historical	Accumulated
	cost	amortization	cost	amortization
Intangible assets not subject to amortization
(primarily trademarks)	$451		$525

Intangible assets subject to amortization
Customer relationships	$1,181	$204	$1,327	$144
Patents and technology	885	245	872	181
Other	477	104	190	71

Total other intangible assets	$2,543	$553	$2,389	$396

Expense related to intangible assets subject to amortization was $153 in 2009. Expense for intangible assets subject to amortization for each of the next five years is $156 in 2010, $148 in 2011, $149 in 2012, $141 in 2013, and $135 in 2014.
DEBT & OTHER FINANCIAL INSTRUMENTS
Short-term debt of $113 at December 31, 2009 included $75 of short-term commercial paper in the United States which had a weighted-average interest rate of 0.4%, $13 of other short-term debt in the United States, and $25 of short-term debt outside the United States. Borrowings outside the United States are generally denominated in local currencies. Operations outside the United States have available short-term lines of credit of approximately $680 from various banks worldwide.
A summary of long-term debt, including the current portion, follows:

	2009	2008
7.40% notes due 2009		$15
Floating rate senior notes due 2009 (2.88% at December 31, 2008 - LIBOR+0.08%)		250
Floating rate senior note due 2010 (2.44% at December 31, 2008 - LIBOR+0.25%)		281
5.75% notes due 2012	$300	300
7.58% notes due 2012	12	12
4.9% notes due 2013 ($200 converted to floating rate by interest rate swap)	300	300
5.80% notes due 2013	7	7
5.95% notes due 2014 ($100 converted to floating rate by interest rate swap)	250
12.5% U.K. pound sterling debentures due 2014	9	8
4.65% notes due 2015	100	100
5.3% notes due 2017	250	250
6.875% to 7.09% notes due 2018	36	36
5.6% notes due 2018 ($275 converted to floating rate by interest rate swap)	450	450
4.215% Japanese Yen notes due 2018	108	110
6.95% notes due 2019	300
8-7/8% debentures due 2019 ($25 converted to floating rate by interest rate swap)	38	38
8.10% debentures due 2022	100	100
7.625% debentures due 2024 ($25 converted to floating rate by interest rate swap)	66	66
6-1/2% debentures due 2025	145	145
7.875% debentures due 2026	72	72
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	140	150
5.25% notes due 2035	42	72
5.8% notes due 2037	240	240
Other	189	257

Total long-term debt	3,354	3,459

Less current portion of long-term debt	(5)	(269)

Long-term debt less current portion	$3,349	$3,190

Eaton’s United States long-term revolving credit facilities with banks total $1.5 billion, of which $500 expires in each year from 2011 through 2013. These facilities support Eaton’s commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at December 31, 2009.
Mandatory maturities of long-term debt for each of the next five years are $5 in 2010, related principally to capitalized leases, $0 in 2011, $312 in 2012, $307 in 2013, and $259 in 2014.
Interest paid on debt follows:

	2009	2008	2007
Interest paid	$180	$206	$204
Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk. These interest rate swaps are accounted for as fair value hedges of certain long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt above. A summary of interest rate swaps outstanding at December 31, 2009, follows:

	Interest rates at December 31, 2009
	Fixed	Floating
	interest	interest
Notional	rate	rate	Basis for contracted
Amount	received	paid	floating interest rate paid
$200	4.90%	2.67%	6 month LIBOR+2.15%
$100	5.95%	3.28%	6 month LIBOR+2.60%
$275	5.60%	1.74%	6 month LIBOR+1.22%
$ 25	8.88%	4.30%	6 month LIBOR+3.84%
$ 25	7.63%	3.11%	6 month LIBOR+2.48%
$ 50	7.65%	3.09%	6 month LIBOR+2.57%
$ 25	5.45%	0.87%	6 month LIBOR+0.28%
RETIREMENT BENEFITS PLANS
Adoption of Measurement Provisions of the Compensation — Retirement Benefits Standard
In 2008, Eaton adopted the revised measurement date provisions of the Compensation — Retirement Benefits Standard, which requires measurement of the funded status of all pension and other postretirement benefits plans to be as of the date of the year-end financial statements. Previously, the measurement date for Eaton’s pension and other postretirement benefits plans was November 30. As a result of the change in measurement dates, in the fourth quarter of 2008, Eaton recognized a charge to retained earnings of $19 for one month of costs ($11 after-tax) related to pension benefits and other postretirement benefits with no corresponding adjustment to net income.
Retirement Benefits Plan Liabilities & Assets
Eaton has defined benefits pension plans and other postretirement benefits plans. Components of plan obligations and assets, and recognized liabilities and assets, follow:

			Other postretirement
	Pension liabilities		liabilities
	2009	2008	2009	2008
Changes in benefit obligation
Beginning balance	$(3,288)	$(3,092)	$(779)	$(859)
Service cost	(110)	(137)	(15)	(15)
Interest cost	(203)	(190)	(49)	(49)
Actuarial (loss) gain	(198)	67	(70)	58
Benefits paid	318	287	96	87
Foreign currency translation	(98)	239	(3)	4
Business acquisitions		(419)
Other	(31)	(43)	(10)	(5)

Ending balance	(3,610)	(3,288)	(830)	(779)

			Other postretirement
	Pension liabilities		liabilities
	2009	2008	2009	2008
Change in plan assets
Beginning balance	1,674	2,403
Actual return on plan assets	330	(641)
Employer contributions	271	217	96	87
Benefits paid	(318)	(287)	(96)	(87)
Foreign currency translation	79	(214)
Business acquisitions		171
Other	6	25

Ending balance	2,042	1,674

Amount recognized in the Consolidated Balance Sheet	$(1,568)	$(1,614)	$(830)	$(779)

Amounts recognized in the Consolidated Balance Sheet follow:

			Other postretirement
	Pension liabilities		liabilities
	2009	2008	2009	2008
Non-current assets	$50	$67
Current liabilities	(32)	(31)	$(76)	$(76)
Non-current liabilities	(1,586)	(1,650)	(754)	(703)

Total	$(1,568)	$(1,614)	$(830)	$(779)

Amounts recognized in Accumulated other comprehensive loss follow:

			Other postretirement
	Pension liabilities		liabilities
	2009	2008	2009	2008
Net actuarial loss	$1,363	$1,410	$228	$159
Prior service cost (credit)	7	3	(12)	(13)

Total	$1,370	$1,413	$216	$146

Changes in pension and other postretirement benefits liabilities recognized in Accumulated other comprehensive loss in Eaton shareholders’ equity follow:

			Other postretirement
	Pension liabilities		liabilities
	2009	2008	2009	2008
Beginning balance	$1,413	$767	$146	$226
Prior service cost arising during the year	5	4		(8)
Net loss (gain) arising during the year	59	772	70	(58)
Foreign currency translation	21	(44)	1	(3)
Less amounts included in costs during the year	(128)	(83)	(1)	(11)
Other		(3)

Net change for the year	(43)	646	70	(80)

Ending balance	$1,370	$1,413	$216	$146

Pension Plans
Assumptions used to determine pension benefit obligations and costs follow:

				United States &
				non-United States
	United States plans			plans (weighted-average)
	2009	2008	2007	2009	2008	2007
Assumptions used to determine benefit obligation at year-end
Discount rate	6.00%	6.30%	6.00%	5.85%	6.29%	5.96%
Rate of compensation increase	3.50%	3.50%	3.50%	3.61%	3.61%	3.68%

				United States &
				non-United States
	United States plans			plans (weighted-average)
	2009	2008	2007	2009	2008	2007
Assumptions used to determine cost
Discount rate	6.30%	6.00%	5.60%	6.29%	5.96%	5.39%
Expected long-term return on plan assets	8.95%	8.95%	8.75%	8.18%	8.44%	8.31%
Rate of compensation increase	3.50%	3.50%	3.50%	3.61%	3.68%	3.67%
The expected long-term rate of return on pension assets was determined separately for each country and reflects long-term historical data taking into account each plan’s target asset allocation.
The components of pension benefit cost recognized in the Statements of Consolidated Income follow:

	2009	2008	2007
Service cost	$(110)	$(137)	$(147)
Interest cost	(203)	(190)	(163)
Expected return on plan assets	189	198	179
Amortization	(38)	(49)	(74)

	(162)	(178)	(205)
Curtailment loss	(22)	(1)	(1)
Settlement loss	(86)	(35)	(41)

Total cost	$(270)	$(214)	$(247)

Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments before the limitation went into effect. Total pension settlement expense was $86 in 2009, of which $83 was attributable to the U.S. pension plans. A portion of the increase was attributable to the workforce reduction in 2009. These charges were primarily included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges were included in Pension & other postretirement benefits expense.
As a result of the workforce reduction in 2009, curtailment expense of $22 related to pension plans was recognized in 2009. The curtailment expense included recognition of the change in the projected benefit obligation, as well as recognition of a portion of the unrecognized prior service cost. These charges were primarily included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges were included in Pension & other postretirement benefits expense.
The estimated net loss and prior service cost for the defined benefit pension plans that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2010 are $80 and $1, respectively.
The total accumulated benefit obligation for all pension plans at December 31, 2009 was $3,404 and at December 31, 2008 was $3,083. The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	2009	2008
Projected benefit obligation	$3,390	$2,819
Accumulated benefit obligation	3,217	2,663
Fair value of plan assets	1,792	1,168
United States pension plans represent 62% and 65% of benefit obligations at December 31, 2009 and 2008, respectively.
Contributions to pension plans that Eaton expects to make in 2010, and made in 2009, 2008 and 2007, follow:

	2010	2009	2008	2007
United States	$300	$177	$115	$150
Other	102	94	95	70

Total contributions	$402	$271	$210	$220

In January 2010, Eaton contributed $300 to the U.S. Pension Plan as described in the table above.
Pension benefit payments in 2009, and assumed pension benefit payments for each of the next five years, and the five years thereafter in the aggregate, were $318 in 2009, $171 in 2010, $178 in 2011, $181 in 2012, $409 in 2013, $250 in 2014 and $1,428 in 2015 - 2019. Pension lump sum payments in 2010, 2011 and 2012 are restricted to 50% due to limitations imposed by the Pension Protection Act.
The Company has various defined contribution benefit plans, primarily consisting of the Eaton Savings Plan in the United States. The total contributions related to these plans are charged to expense and were as follows:

	2009	2008	2007
Contributions	$25	$64	$59
Disclosures about Pension Plan Assets
Financial instruments included in pension plan assets are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:
•	Level 1 - Quoted prices (unadjusted) for identical assets in active markets.
•	Level 2 - Quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 - Unobservable prices or inputs.
A summary of the fair value of pension plan assets at December 31, 2009, and the fair value measurement used, follows:

	Level 1	Level 2	Level 3	Total
Registered investment companies	$25			$25
Common collective trusts
Cash equivalents		$27		27
U.S. equity		646		646
Non-U.S. equity & global equities		839		839
Fixed income		296		296
Long duration funds		84		84
U.S. Treasuries	37			37
Other fixed income		21		21
Cash equivalents	1	27		28
Other	7	3	$29	39

Total pension plan assets	$70	$1,943	$29	$2,042

Following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2009 and 2008.
•	Registered investment companies - Valued at the closing price of the exchange traded fund’s shares.
•	Common collective trusts - Valued at the net unit value of units held by the trust at year end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned. The equity investments in collective trusts are predominantly in index funds for which the underlying securities are actively traded in public markets based upon readily measurable prices.
•	U.S. Treasuries - Valued at the closing price of each security.

•	Other fixed income - Asset backed securities, agencies and variable rate bonds valued based on pricing models which incorporate information from market sources and observed market movements.
•	Cash equivalents - Primarily certificates of deposit, commercial paper and repurchase agreements.
•	Other - Primarily insurance contracts for international plans and also futures contracts and over the counter options. These investments are valued based on the closing prices of future contracts or indices as available on the Bloomberg or similar service, and private equity investments.
The weighted-average pension plan asset allocations by asset category at December 31, 2009 and 2008 are as follows:

	2009	2008
Equity securities	75%	70%
Debt securities	21%	24%
Other	4%	6%

	100%	100%

Investment policies and strategies are developed on a country specific basis. The U.S. plans, representing 59% of worldwide pension assets, and the U.K. plans representing 33% of worldwide pension assets, are invested primarily for growth, as they are open plans with active participants and ongoing accruals. In general, the plans have their primary allocation to diversified, global equities, primarily through index funds in the form of common collective trusts. The U.S. plan’s target allocation is 37.5% U.S. equities, 37.5% non-U.S. equities and 25% debt securities and other, including cash equivalents. The U.K. plan’s target asset allocations are 64% equities and the remainder in debt securities. The equity risk for the plans is managed through broad geographical diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government (including inflation protected securities) and corporate debt. The U.S. pension plan is authorized to use derivatives to achieve more economically desired market exposures and to use futures, swaps and options to gain or hedge exposures. In 2009, the U.S. pension fund purchased put spreads on the S&P 500 to manage the downside risk of a portion of its domestic equity exposure. One U.K. plan uses long duration funds to more closely manage the interest rate risk of the liabilities.
Other Postretirement Benefits Plans
Assumptions used to determine other postretirement benefit obligations and cost follow:

	2009	2008	2007
Assumptions used to determine benefit obligation at year-end
Discount rate	5.70%	6.30%	6.00%
Health care cost trend rate assumed for next year	8.30%	8.25%	8.30%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2017	2017	2015

Assumptions used to determine cost
Discount rate	6.30%	6.00%	5.60%
Initial health care cost trend rate	8.25%	8.30%	8.80%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2017	2015	2014
The components of other postretirement benefits cost recognized in the Statements of Consolidated Income follow:

	2009	2008	2007
Service cost	$(15)	$(15)	$(15)
Interest cost	(49)	(49)	(47)
Amortization	(1)	(11)	(11)

	(65)	(75)	(73)
Curtailment loss	(1)

Total costs	$(66)	$(75)	$(73)

Estimated net loss and prior service cost (credit) for other postretirement benefits plans that will be recognized from Accumulated other comprehensive loss into net periodic benefits cost in 2010 are $11 and $(2), respectively.
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost	$2	$(2)
Effect on other postretirement liabilities	22	(20)
At December 31, 2009, expected other postretirement benefit payments for each of the next five years and the five years thereafter in the aggregate are $87 in 2010, $86 in 2011, $84 in 2012, $82 in 2013, $81 in 2014 and $370 in 2015-2019. The expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which would reduce the other postretirement benefit payments listed above for each of the next five years and the five years thereafter in the aggregate are, $8 in 2010 and 2011, $9 in 2012, 2013 and 2014, and $45 in 2015-2019.
PROTECTION OF THE ENVIRONMENT & SUSTAINABILITY
Eaton has established policies to ensure that its operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. For example, each manufacturing facility has a person responsible for environmental, health and safety (EHS) matters. All of the Company’s manufacturing facilities are required to be certified to ISO 14001, an international standard for environmental management systems. The Company routinely reviews EHS performance at each of its facilities and continuously strives to improve pollution prevention at its facilities.
As a result of past operations, Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party (PRP) under the Federal Superfund law at a number of waste disposal sites.
A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be incurred over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs when it is probable that a liability has been incurred. The Consolidated Balance Sheet included a liability for these costs of $80 at December 31, 2009 and $85 at December 31, 2008.
Based upon Eaton’s analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably likely to exceed the liability by an amount that would have a material adverse effect on its financial position, results of operations or cash flows. All of these estimates are forward-looking statements and, given the inherent uncertainties in evaluating environmental exposures, actual results can differ from these estimates.

CONTINGENCIES
Eaton is subject to a broad range of claims, administrative proceedings, and legal proceedings, such as lawsuits that relate to contractual allegations, patent infringement, personal injuries (including asbestos claims) antitrust matters and employment-related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.
MERITOR LITIGATION
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the U.S. District Court for Delaware. The action seeks damages, which would be trebled under U.S. antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion is currently pending. Accordingly, an estimate of any potential loss related to this action cannot be made at this time.
EATON SHAREHOLDERS’ EQUITY
There are 500 million common shares authorized ($.50 par value per share), 166.2 million of which were issued and outstanding at year-end 2009. At December 31, 2009, there were 8,452 holders of record of common shares. Additionally, 17,960 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP) and Eaton Electrical de Puerto Rico Inc. Retirement Savings Plan.
In 2008, Eaton sold 18.678 million of its common shares in a public offering, resulting in net cash proceeds of $1.522 billion. The cash proceeds from the sale of the common shares were used to repay borrowings incurred to fund the acquisitions of Moeller and Phoenixtec, and to repay commercial paper issued under the backstop provided by a $3.0 billion revolving credit agreement that Eaton terminated in May 2008.
Eaton has a common share repurchase plan that authorizes the repurchase of 10 million common shares. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s common shares, the Company’s capital levels and other considerations. The number of common shares repurchased in the open market and total cost, follows:

	2009	2008	2007
Shares repurchased in millions	0	1.420	4.092
Cost	$0	$100	$340

The number of stock options exercised and the resulting cash proceeds follows:

	2009	2008	2007
Stock options exercised in millions	.844	1.240	3.713
Cash proceeds	$27	$47	$141
Eaton has plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $22 of common shares and marketable securities, as valued at December 31, 2009, to fund a portion of these liabilities. The marketable securities were included in Other assets and the common shares were included in Eaton shareholders’ equity at historical cost.
Stock Options
Under various plans, stock options have been granted to certain employees and directors to purchase common shares at prices equal to fair market value on the date of grant. Substantially all of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant. Compensation expense is recognized for stock options based on the fair value of the options at the date of grant. Expense is recognized on a straight-line basis over the period the employee or director is required to provide service in exchange for the award.

The fair value of stock options granted was estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

	2009	2008	2007
Expected volatility	30%	27% to 22%	22%
Expected option life in years	5.5	5.5	5
Expected dividend yield	2.0%	2.0%	2.0%
Risk-free interest rate	1.7% to 2.2%	3.6% to 1.7%	4.0% to 4.9%
Weighted-average fair value of stock options granted	$10.27	$16.59	$17.79
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
A summary of stock option activity for 2009 follows:

			Weighted-
	Weighted-		average
	average		remaining	Aggregate
	price per		contractual	intrinsic
(Options in millions)	option	Options	life in years	value
Outstanding at January 1, 2009	$62.61	11.6
Granted	41.89	.1
Exercised	33.12	(.8)
Canceled	75.00	(.4)

Outstanding at December 31, 2009	$64.37	10.5	5.4	$72

Exercisable at December 31, 2009	$61.06	8.7	4.9	$70
Reserved for future grants at December 31, 2009		7.5
The aggregate intrinsic value in the table above represents the total excess of the $63.62 closing price of Eaton common shares on the last trading day of 2009 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company’s common shares.
Information related to stock options follows:

	2009	2008	2007
Pretax expense for stock options	$28	$29	$30
After-tax expense for stock options	19	20	21
Proceeds from stock options exercised	27	47	141
Income tax benefits related to stock options exercised
Reported in operating activities in statement of cash flows	2	4	11
Reported in financing activities in statement of cash flows	4	13	42
Intrinsic value of stock options exercised	19	52	163
Total fair value of stock options vesting	22	31	31
As of December 31, 2009, the total compensation expense not yet recognized related to nonvested stock options was $14, and the weighted-average period in which the expense is expected to be recognized is 1.2 years.

Restricted Stock Units and Awards
Restricted stock units and awards (RSUs) have been issued to certain employees at fair market value at the date of grant. These awards entitle the holder to receive one common share for each RSU upon vesting, generally over three years. A summary of the RSU activity for 2009 follows:

	Number of
	restricted	Weighted
	stock	-average
	award	fair value
	units	per award
Non-vested at January 1, 2009	.5	$78.62
Granted	1.9	43.60
Vested	(.2)	74.40
Forfeited	(.1)	47.83

Non-vested at December 31, 2009	2.1	48.59

Information related to RSUs follows:

	2009	2008	2007
Pretax expense for RSUs	$25	$15	$10
After-tax expense for RSUs	17	10	6
As of December 31, 2009, the total compensation expense not yet recognized related to nonvested RSUs was $64, and the weighted-average period in which the expense is expected to be recognized is 1.8 years.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss as reported in the Consolidated Balance Sheet follow:

	2009	2008
Foreign currency translation and related hedging instruments (net of income tax benefit of $32 in 2009 and $77 in 2008)	$(183)	$(532)
Deferred gain (loss) on cash flow hedges (net of income taxes of $4 in 2009 and income tax benefit of $16 in 2008)	7	(29)
Pensions (net of income tax benefit of $459 in 2009 and $501 in 2008)	(911)	(912)
Other postretirement benefits (net of income tax benefit of $95 in 2009 and $81 in 2008)	(121)	(65)

Total accumulated other comprehensive loss	$(1,208)	$(1,538)

A discussion of the adjustments related to pensions and other postretirement benefit liabilities is included in the “Retirement Benefits Plans” Note above.
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

	Income (loss) from continuing
	operations before income taxes
	2009	2008	2007
United States	$(298)	$123	$60
Non-United States	601	1,017	995

Total income before income taxes	$303	$1,140	$1,055

	Income tax (benefit) expense
	from continuing operations
	2009	2008	2007
Current
United States
Federal	$40	$36	$7
State & local	5	4	9
Non-United States	69	219	140

Total current income tax expense	114	259	156

Deferred
United States
Federal	(174)	(17)	(15)
State & local	(4)	(42)	(20)
Non-United States	(18)	(127)	(39)

Total deferred income tax (benefit)	(196)	(186)	(74)

Total income tax (benefit) expense	$(82)	$73	$82

Reconciliations of income taxes from the United States Federal statutory rate to the effective income tax rate for continuing operations follow:

	2009	2008	2007
Income taxes at the United States Federal statutory rate	35.0%	35.0%	35.0%

United States operations
State & local income taxes	0.4%	0.3%	0.2%
Deductible dividends	(2.1)%	(0.5)%	(0.4)%
Deductible interest	(2.3)%	(0.6)%	(0.6)%
Credit for increasing research activities	(3.9)%	(1.2)%	(1.2)%
Other United States-net	5.0%	4.8%	0.4%

Non-United States operations
Foreign tax credit	(2.5)%	(3.0)%	(1.2)%
Non-United States operations (earnings taxed at other than United States tax rate)	(52.6)%	(18.9)%	(19.0)%

Worldwide operations
Adjustments to tax liabilities	(11.9)%	(3.6)%	(5.6)%
Adjustments to valuation allowances	7.7%	(5.9)%	0.2%

Effective income tax (benefit) expense rate	(27.2)%	6.4%	7.8%

The income tax benefit rate for 2009 was favorably affected by tax benefits of $104 from U.S. Federal income tax losses where it is more likely than not that they will be realized. The 2009 income tax rate reconciliation is also impacted by the favorable non-United States operations tax rate differential being applied to a significantly lower worldwide income before income taxes. Eaton also recognized income tax benefits of $13, $108 and $57 in 2009, 2008 and 2007, respectively, which represented adjustments to worldwide tax liabilities and valuation allowances. The 2009 benefits resulted from multiple income tax items including benefits related to the settlement of international income tax audits. The 2008 income tax benefits reduced the effective income tax rate for 2008 from 15.9% to 6.4%. The 2008 benefits resulted from multiple income tax items including a benefit of $44 related to the consolidation of various legal entities and the recognition of $25 of tax credits related to the transfer of certain international operations. The 2007 income tax benefits reduced the effective income tax rate for 2007 from 13.2% to 7.8%. The 2007 income tax benefits resulted from multiple income tax items including a $14 benefit from changes to state tax laws and a favorable revaluation of worldwide deferred income tax assets.
With limited exceptions, no provision has been made for income taxes on undistributed earnings of non-United States subsidiaries of $4,945 at December 31, 2009, since it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
Worldwide income tax payments for 2009, 2008 and 2007 follows:

	2009	2008	2007
Worldwide income tax payments	$124	$185	$141
Deferred Income Tax Assets & Liabilities
Significant components of current and long-term deferred income taxes follow:

	2009		2008
		Long-term		Long-term
	Current	assets &	Current	assets &
	assets	liabilities	assets	liabilities
Accruals & other adjustments
Employee benefits	$78	$773	$57	$821
Depreciation & amortization	3	(642)	(3)	(692)
Other accruals & adjustments	293	103	188	125
Other items		(5)		(5)
United States Federal income tax loss carryforwards	13	38		7
United States Federal income tax credit carryforwards		165		121
United States state & local tax loss carryforwards and tax credit carryforwards		72		69
Non-United States tax loss carryforwards		291		206
Non-United States income tax credit carryforwards		66		52
Valuation allowance for income tax loss and income tax credit carryforwards		(360)		(259)
Other valuation allowance	(10)	(78)	(3)	(17)

Total deferred income taxes	$377	$423	$239	$428

At the end of 2009, United States Federal income tax loss carryforwards and income tax credit carryforwards were available to reduce future Federal income tax liabilities. A summary of these carryforwards and their expiration dates are summarized below:

	2010	2015	2020	2025	Not	Related
	through	through	through	through	subject to	valuation
	2014	2019	2024	2029	expiration	allowance
United States Federal income tax loss carryforwards	$4		$5	$136
United States Federal deferred income tax assets for income tax loss carryforwards	1		2	48		$(6)
United States Federal income tax credit carryforwards		$46		66	$53	(13)
United States state and local tax loss carryforwards and tax credit carryforwards with a future tax benefit are also available at the end of 2009. A summary of these carryforwards and their expiration are summarized below:

	2010	2015	2020	2025	2030	Related
	through	through	through	through	through	valuation
	2014	2019	2024	2029	2034	allowance
United States state and local income tax loss carryforwards - net of Federal tax effect	$7	$6	$17	$9	$1	$(12)
United States state and local income tax credit carryforwards - net of Federal tax effect	9	10	5	4	4	(18)

At December 31, 2009, certain non-United States subsidiaries had tax loss carryforwards and income tax credit carryforwards that are available to offset future taxable income. A summary of these carryforwards and their expiration is provided below:

	2010	2015	2020	2025	Not	Related
	through	through	through	through	subject to	valuation
	2014	2019	2024	2029	expiration	allowance
Non-United States tax loss carryforwards	$155	$146	$40	$2	$708
Non-United States deferred income tax assets for income tax loss carryforwards	40	40	12		199	$(279)
Non-United States income tax credit carryforwards	2	58			6	(32)
Recoverability of Deferred Income Tax Assets
Eaton is subject to the income tax laws in the jurisdictions in which it operates. In order to determine its income tax provision for financial statement purposes, Eaton must make significant estimates and judgments about its business operations in these jurisdictions. These estimates and judgments are also used in determining the deferred income tax assets and liabilities that have been recognized for the differences between the financial accounting and income tax basis of assets, liabilities, tax loss carryforwards and income tax credit carryforwards.
Management evaluates the realizability of deferred income tax assets for each of the jurisdictions in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, management then considers a series of significant factors in the determination of whether the deferred income tax assets can be realized. The significant factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred tax liabilities, tax law carryback capability in the particular country, prudent and feasible tax planning actions, and estimates of future earnings and taxable income using the same assumptions as the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would conclude that a valuation allowance is required.
Deferred income tax assets and liabilities are described in detail above. As of December 31, 2009, U.S. Federal deferred income tax assets were $1.4 billion. The largest component of the deferred income tax assets is due to the differing timing of revenue and expense recognition for income tax versus financial statement purposes. In addition, the Company had a net operating loss in the U.S. in 2009 and possesses certain income tax credit carryforwards that comprise the remainder of the balance. Over the 20 year carryforward period available for net operating losses and general business credits, taxable income of approximately $4.0 billion would need to be realized to utilize all deferred income tax assets. After applying the methodology described above, as of December 31, 2009, management believes that it is more likely than not that the entire U.S. Federal deferred income tax assets will be realized. Accordingly, the Company has not established a valuation allowance on its U.S. Federal deferred income tax assets.
Applying the above methodology, valuation allowances have been established for certain U.S. state and local income as well as certain non-U.S. deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period.
Unrecognized Income Tax Benefits
Eaton’s historical policy has been to enter into tax planning strategies only if it is more likely than not that the benefit would be sustained upon audit. For example, the Company does not enter into any of the Internal Revenue Service (IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4.

A summary of gross unrecognized income tax benefits follows:

	2009	2008	2007
Beginning balance	$139	$96	$93
Increases and decreases as a result of positions taken during prior years:
Transfers from (to) valuation allowances	(1)	(2)	10
Other increases	37	11	4
Other decreases, including foreign currency translation	(4)	(18)	(26)
Balances related to acquired businesses	5	30
Increases as a result of positions taken during the current year	28	35	33
Decreases relating to settlements with tax authorities	(4)		(18)
Decreases as a result of a lapse of the applicable statute of limitations	(3)	(13)

Ending balance	$197	$139	$96

If all of the gross unrecognized tax benefits were recognized, the net impact on the effective income tax rate would be $149.
Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions where they are automatically applied to any deficiency, regardless of the merit of the position. As of December 31, 2009, Eaton had accrued approximately $43 for the payment of worldwide interest and penalties. The Company had accrued approximately $38 at December 31, 2008.
The resolution of the majority of Eaton’s unrecognized income tax benefits is dependent on uncontrollable factors such as law changes; new case law; the willingness of the income tax authority to settle the issue, including the timing thereof; and other factors. Therefore, for the majority of unrecognized income tax benefits, it is not reasonably possible to estimate the increase or decrease in the next 12 months. For each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.
Eaton or its subsidiaries file income tax returns in the United States and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) is currently in the process of conducting an examination of the Company’s U.S. income tax returns for 2005 and 2006. Eaton is also under examination for the income tax filings in various state and foreign jurisdictions. With only a few exceptions, the Company is no longer subject to state and local income tax examinations for years before 2006, or foreign examinations for years before 2004. Eaton does not anticipate any adjustments that would result in a material change in financial position.
OTHER INFORMATION
Accounts Receivable
Accounts receivable are net of an allowance for doubtful accounts at December 31, 2009 and 2008 as follows:

	2009	2008
Allowance for doubtful accounts	$67	$38

Inventories
The components of inventories follow:

	2009	2008
Raw materials	$608	$683
Work-in-process	222	285
Finished goods	601	702

Inventories at FIFO	1,431	1,670
Excess of FIFO over LIFO cost	(105)	(116)

Total inventories	$1,326	$1,554

Inventories at FIFO accounted for using the LIFO method were 46% and 43% at the end of 2009 and 2008, respectively.
Warranty Liabilities
A summary of the current and long-term liabilities for warranties follows:

	2009	2008	2007
Beginning balance	$165	$167	$176
Current year provision	77	95	57
Business acquisitions		13	7
Claims paid/satisfied	(98)	(108)	(73)
Other	3	(2)

Ending balance	$147	$165	$167

Lease Commitments
Eaton leases certain real properties and equipment. Minimum rental commitments at December 31, 2009 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate were, $121 in 2010, $96 in 2011, $64 in 2012, $45 in 2013, $27 in 2014 and $47 thereafter.
Rental expense follows:

	2009	2008	2007
Rental expense	$177	$173	$133
Net Income per Common Share
A summary of the calculation of net income per common share attributable to common shareholders assuming dilution and basic follows:

(Shares in millions)	2009	2008	2007
Income from continuing operations	$383	$1,055	$959
Income from discontinued operations		3	35

Net income attributable to common shareholders	$383	$1,058	$994

Average number of common shares outstanding – diluted	167.9	162.3	150.3
Less dilutive effect of stock options and restricted stock awards	1.5	2.1	3.0

Average number of common shares outstanding – basic	166.4	160.2	147.3

Net income per common share – diluted
Continuing operations	$2.27	$6.50	$6.38
Discontinued operations		.02	.24

Total	$2.27	$6.52	$6.62

Net income per common share – basic
Continuing operations	$2.31	$6.58	$6.51
Discontinued operations		.02	.24

Total	$2.31	$6.60	$6.75

In 2009 and 2008, 6.6 million and 8.5 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive.
Financial Assets & Liabilities Measured at Fair Value
Financial instruments are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:
•	Level 1 - Quoted prices (unadjusted) for identical assets in active markets.
•	Level 2 - Quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - Unobservable prices or inputs.
A summary of financial instruments recognized at fair value at December 31, 2009, and the fair value measurement used, follows:

	Recognized
	value	Level 1	Level 2	Level 3
Cash	$340	$340
Short-term investments	433	433
Foreign currency forward exchange contracts	(12)		$(12)
Commodity contracts	8		8
Fixed-to-floating interest rate swaps	29		29
Related long-term debt converted to floating interest rates by interest rate swaps	(29)		(29)

Total	$769	$773	$(4)

Long-term debt and current portion of long-term debt had a carrying value of $3,354 and fair value of $3,601 at December 31, 2009 compared to $3,459 and $3,427 at the end of 2008.
Assets of $2,042 related to defined benefit pension plans were also measured at fair value at December 31, 2009, compared to $1,674 at December 31, 2008. The assets related to the defined benefit pension plans are described in the “Retirement Benefits Plans” Note above.
Disclosures about Derivative Financial Instruments & Hedging Activities
Information as to derivative financial instruments recognized in the Consolidated Balance Sheet as of December 31, 2009 follows:

	Fair value of
	derivative financial instruments
	Other	Other	Other
	current	long-term	current
	assets	assets	liabilities
Derivatives designated as hedges
Fixed-to-floating interest rate swaps (fair value hedges)		$29
Foreign currency exchange contracts (cash flow hedges)	$6		$4
Commodity contracts (cash flow hedges)	5

Total	$11	$29	$4

Derivatives not designated as hedges
Foreign currency exchange contracts	$17		$31
Commodity contracts	3

Total	$20		$31

At December 31, 2009, the notional amount related to derivatives designated as hedges in the table above was $879, including $700 of fixed-to-floating interest rate swaps.
Amounts recognized in net income and in Eaton shareholders’ equity for the year ended December 31, 2009 follow:

	Amount of gain
	(loss) recognized
	in net income
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(47)	Interest expense
Related long-term debt converted to floating interest rates by interest rate swaps	47	Interest expense

	Amount of gain	Amount of gain
	(loss)	(loss)
	recognized in	reclassified
	Eaton	from Eaton
	shareholders’	shareholders’
	equity	equity
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$(1)	$(8)	Cost of products sold
Commodity contracts	22	(14)	Cost of products sold

Total	$21	$(22)

As of December 31, 2009, $6 of deferred net gains related to foreign currency exchange contracts and commodity contracts that were recognized in Eaton shareholders’ equity are expected to be reclassified to net income during the next twelve months.
In 2008, Eaton issued Yen 10 billion ($110 million) of 10-year long-term debt. The debt is designated and qualifies as a non-derivative instrument hedging the foreign currency exposure of Eaton’s net investment in Japanese operations. As of December 31, 2009, a gain of $2 resulting from this hedge was recognized in Eaton shareholders’ equity.
BUSINESS SEGMENT & GEOGRAPHIC REGION INFORMATION
Eaton Corporation is a diversified power management company with 2009 sales of $11.9 billion. Eaton is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 70,000 employees in over 50 countries, and sells products to customers in more than 150 countries.
In 2009, Eaton changed its business segment financial reporting structure. The Electrical segment was divided into Electrical Americas and Electrical Rest of World. The Hydraulics, Aerospace, Truck and Automotive segments continued as individual reporting segments. Accordingly, business segment information for prior years has been restated to conform to the current year’s presentation. The change to the business segments did not affect net income for any of the periods presented.
Electrical Americas & Electrical Rest of World
The Electrical segments are global leaders in power distribution, power quality, industrial automation and power control products and services. Products include circuit breakers, switchgear, UPS systems, power distribution units, panelboards, loadcenters, motor controls, meters, sensors, relays and inverters. The principal markets for the Electrical Americas and Electrical Rest of World segments are industrial, institutional, government, utility, commercial, residential, information technology and original equipment manufacturer customers. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals, factories and utilities. The segments share several common global customers, but a large number of customers are located regionally and sales are made directly and indirectly through distributors, resellers and manufacturers representatives.

Hydraulics
The Hydraulics segment is a worldwide leader in reliable, high-efficiency hydraulic components and systems for use in mobile and industrial markets. Eaton offers a wide range of power products including pumps, motors and hydraulic power units; a broad range of controls and sensing products, including valves, cylinders and electronic controls; a full range of fluid conveyance products, including industrial and hydraulic hose, fittings, and assemblies, thermoplastic hose and tubing, couplings, connectors, and assembly equipment; filtration systems solutions; heavy-duty drum and disc brakes; and golf grips. The principal market segments for Hydraulics include oil and gas, renewable energy, marine, agriculture, construction, mining, forestry, utility, material handling, truck and bus, machine tools, molding, primary metals and power generation. Key manufacturers in these markets and other customers are located globally, and these products are sold and serviced through a variety of channels.
Aerospace
The Aerospace segment is a leading global supplier to the commercial and military aviation and aerospace industries. Products include hydraulic power generation systems for aerospace applications including pumps, motors, hydraulic power units, hose and fittings, electro-hydraulic pumps and power and load management systems; controls and sensing products, including valves, cylinders, electronic controls, electromechanical actuators, sensors, displays and panels, aircraft flap and slat systems and nose wheel steering systems; fluid conveyance products, including hose, thermoplastic tubing, fittings, adapters, couplings, sealing and ducting; and fuel systems, including fuel pumps, sensors, valves, adapters and regulators. The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers. These manufacturers and other customers operate globally, and these products are sold and serviced through a variety of channels.
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
Other Information
No single customer represented more than 10% of net sales in 2009, 2008 or 2007.
The accounting policies of the business segments are generally the same as the policies described under “Accounting Policies” above, except that inventories and related cost of products sold of the segments are accounted for using the FIFO method and operating profit only reflects the service cost component related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties.
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

Geographic Region Information
Net sales are measured based on the geographic location of the selling plant. Long-lived assets consist of property, plant and equipment-net.

		Long-lived
	Net sales	assets
2009
United States	$6,767	$1,024
Canada	355	23
Latin America	1,061	272
Europe	3,007	748
Asia Pacific	1,642	378
Eliminations	(959)

Total	$11,873	$2,445

2008
United States	$8,775	$1,129
Canada	428	21
Latin America	1,455	250
Europe	4,002	827
Asia Pacific	1,963	412
Eliminations	(1,247)

Total	$15,376	$2,639

2007
United States	$8,556	$1,158
Canada	371	20
Latin America	1,246	345
Europe	2,624	595
Asia Pacific	1,144	215
Eliminations	(908)

Total	$13,033	$2,333

Business Segment Information

	2009	2008	2007
Net sales
Electrical Americas	$3,410	$4,016	$3,601
Electrical Rest of World	2,483	2,904	1,158
Hydraulics	1,692	2,523	2,391
Aerospace	1,602	1,811	1,594
Truck	1,457	2,251	2,147
Automotive	1,229	1,871	2,142

Total net sales	$11,873	$15,376	$13,033

Segment operating profit (loss)
Electrical Americas	$518	$630	$534
Electrical Rest of World	107	233	45
Hydraulics	51	285	265
Aerospace	245	283	233
Truck	39	315	357
Automotive	(10)	59	234

Corporate
Amortization of intangible assets	(170)	(161)	(79)
Interest expense-net	(150)	(157)	(147)
Pension & other postretirement benefits expense	(212)	(141)	(164)
Stock option expense	(28)	(29)	(30)
Other corporate expense-net	(87)	(177)	(193)

Income from continuing operations before income taxes	303	1,140	1,055
Income tax (benefit) expense	(82)	73	82

Income from continuing operations	385	1,067	973
Income from discontinued operations		3	35

Net income	385	1,070	1,008
Adjustment of net income for noncontrolling interests	(2)	(12)	(14)

Net income attributable to common shareholders	$383	$1,058	$994

Business segment operating profit was reduced by acquisition integration charges as follows:

Electrical Americas	$4	$4
Electrical Rest of World	60	43	$12
Hydraulics	3	6	12
Aerospace	12	20	39
Automotive	1	3	1

Total	$80	$76	$64

Business Segment Information

	2009	2008	2007
Identifiable assets
Electrical Americas	$1,050	$1,238	$1,264
Electrical Rest of World	1,625	1,817	696
Hydraulics	939	1,132	1,192
Aerospace	729	798	852
Truck	797	801	996
Automotive	866	947	1,145

Total identifiable assets	6,006	6,733	6,145
Goodwill	5,435	5,232	3,982
Other intangible assets	2,441	2,518	1,557
Corporate	2,400	2,172	1,746

Total assets	$16,282	$16,655	$13,430

Expenditures for property, plant & equipment
Electrical Americas	$30	$85	$61
Electrical Rest of World	39	77	21
Hydraulics	21	54	56
Aerospace	16	23	39
Truck	30	69	62
Automotive	24	54	79

Total	160	362	318
Corporate	35	86	36

Total expenditures for property, plant & equipment	$195	$448	$354

Depreciation of property, plant & equipment
Electrical Americas	$56	$61	$61
Electrical Rest of World	61	49	18
Hydraulics	57	59	62
Aerospace	26	27	26
Truck	83	89	84
Automotive	85	97	94

Total	368	382	345
Corporate	30	27	23

Total depreciation of property, plant & equipment	$398	$409	$368

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
Millions of dollars unless indicated otherwise (per share data assume dilution)
Net income refers to net income attributable to Eaton common shareholders
OVERVIEW OF THE COMPANY
Eaton Corporation is a diversified power management company with 2009 sales of $11.9 billion. Eaton is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 70,000 employees in over 50 countries, and sells products to customers in more than 150 countries.
In 2009, Eaton changed its business segment financial reporting structure. The Electrical segment was divided into Electrical Americas and Electrical Rest of World. The Hydraulics, Aerospace, Truck and Automotive segments continued as individual reporting segments. Accordingly, business segment information for prior years has been restated to conform to the current year’s presentation. The change to the business segments did not affect net income for any of the periods presented.
The principal markets for the Electrical Americas and Electrical Rest of World segments are industrial, institutional, government, utility, commercial, residential, information technology and original equipment manufacturers. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals, factories and utilities. The segments share several common global customers, but a large number of customers are located regionally and sales are made directly and indirectly through distributors, resellers and manufacturers representatives.
The principal markets for the Hydraulics segment include oil and gas, renewable energy, marine, agriculture, construction, mining, forestry, utility, material handling, truck and bus, machine tools, molding, primary metals and power generation. Key manufacturers in these markets and other customers are located globally, and these products are sold and serviced through a variety of channels.
The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers. These manufacturers and customers are located globally, and products are sold and serviced through a variety of channels.
The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks, SUVs, CUVs, or passenger cars. Customers are located globally, and most sales are made directly.
SUMMARY OF RESULTS FOR 2009
Eaton reported sales of $11.9 billion in 2009, which were 23% below 2008, and net income of $383, which declined 64% from 2008. Net income per common share was $2.27, a reduction of 65% from 2008. Looking at 2009 as a whole, Eaton’s net income was adversely affected by the decline in net sales due to the global economic recession. The Company believes the steps it took to deal with the downturn, including workforce reductions and other cost containment actions, effectively adjusted its cost structure to ensure it can operate profitably at lower sales volumes and realize attractive incremental profits on increases in net sales.
Financial results in 2009 for each of Eaton’s business segments were adversely affected by the significant downturn in all markets in all geographic regions. Profits were impacted across the Company by the sales declines as a result of the market downturn, offset by the net savings resulting from the workforce reductions in all segments and other cost containment actions. Sales and operating profit of the Electrical Americas segment declined 15% and 18%, respectively, due to a decline in end markets that was partially offset by sales growth above end markets in the U.S. Sales of the Electrical Rest of World segment declined 15% primarily due to end markets that fell in Europe and Asia, while operating profit declined 54%. Sales of the Hydraulics segment declined 33% due to the sharp fall in end markets that were down in all regions, while operating profit declined 82%. Sales and operating profit of the Aerospace segment declined 12% and 13%, respectively, reflecting the decline in end markets. Sales of the Truck segment declined 35% primarily due to lower end markets, and operating profit declined 88%. Sales of the Automotive segment declined 34% due to lower end markets, resulting in operating losses of $10.

In 2009, cash flow from operations of $1.4 billion was a near record in spite of the difficult economic environment. Eaton used its cash flow in 2009 to markedly reduce long-term liabilities, with over $750 of debt paid off during the year, $271 contributed to global pension plans in 2009, and an additional $300 contributed to the U.S. pension plan in January 2010. As a result of these actions, the Company has greatly strengthened its financial position, with little commercial paper outstanding, no long-term debt maturities until the middle of 2012, and no additional contributions to the U.S. pension plan required until 2011.
The following are highlights of 2009:

			Increase
	2009	2008	(Decrease)
Continuing operations
Net sales	$11,873	$15,376	(23)%
Gross profit	3,091	4,185	(26)%
Percent of net sales	26.0%	27.2%
Income before income taxes	303	1,140	(73)%
Income after income taxes	$385	$1,067	(64)%
Income from discontinued operations		3

Net income	385	1,070	(64)%
Adjustment of net income for noncontrolling interests	(2)	(12)

Net income attributable to common shareholders	$383	$1,058	(64)%

Net income per common share - diluted
Continuing operations	$2.27	$6.50	(65)%
Discontinued operations		.02

Total	$2.27	$6.52	(65)%

Average common shares outstanding - diluted (in millions)	167.9	162.3	3%
Net sales in 2009 declined by 23% compared to 2008. The reduction included 22% from core sales, which resulted from the global economic recession, and 3% from foreign exchange, partially offset by a 2% increase from acquisitions of businesses. The decline in core sales was driven by weakness in key end markets for each business segment in 2009. The reduction from foreign exchange was primarily due to changes in exchange rates for the euro, the Brazilian real, the U.K. pound sterling, and the Polish zloty. Acquisitions of businesses were primarily the Moeller electrical business, acquired in April 2008, and the Phoenixtec electrical business, acquired in February 2008.
Gross profit declined by 26% in 2009 compared to 2008. The reduction was primarily due to the decline in net sales discussed above; operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales; and pretax charges of $182 resulting from actions taken in 2009 to reduce the workforce including related pension settlement and curtailment expense, a substantial portion of which was recognized in Cost of products sold. These reductions in gross profit were partially offset by savings associated with workforce reductions and other cost containment actions, and the benefits of integrating recently acquired businesses, primarily Moeller and Phoenixtec.
In 2009, Eaton reported net income of $383 and net income per common share of $2.27, declines of 64% and 65%, respectively, compared to net income of $1,058 and net income per share of $6.52 for 2008. The declines were primarily due to lower net sales in 2009, the factors that affected gross profit discussed above, partially offset by an income tax benefit rate of 27.2% in 2009 compared to an effective income tax expense rate of 6.4% in 2008. Net income per share was also reduced due to a higher number of average shares outstanding in 2009 compared to 2008, resulting principally from the sale of 18.678 million shares in 2008.
Net cash provided by operating activities was $1,408 in 2009, a slight decline from $1,441 in 2008. Operating cash flows in 2009 reflected lower net income of $385 in 2009 compared to net income of $1,070 in 2008, with results for 2009 reflecting the effects of the global economic recession. The effect of this decline in net income was more than offset by the $944 cash flow resulting from the net reduction in funding of working capital in 2009 compared to 2008. The reduction in working capital, primarily accounts receivable and inventory, was due to lower levels of operations resulting from the global economic recession, and internal efforts to reduce the investment in working capital. Cash and short-term investments totaled $773 at December 31, 2009, an increase of $243 from $530 at year-end 2008.

Total debt of $3,467 at December 31, 2009 declined by $804 from $4,271 at year-end 2008. The decline was primarily due to a $699 reduction of short-term debt (largely commercial paper) during 2009, and a $264 reduction in current portion of long-term debt due to the repayment of certain long-term debt that matured during 2009. Short-term debt and current portion of long-term debt were reduced through the use of cash generated from operations and from long-term borrowings. In 2009, Eaton issued $550 of long-term debt through the sale of $250 of 5.95% Notes due 2014 and $300 of 6.95% Notes due 2019, with the cash proceeds from the sale of the Notes used to repay outstanding short-term commercial paper. The net-debt-to-capital ratio was 28.4% at December 31, 2009 compared to 37.2% at the end of 2008, reflecting the combined effect of the $804 decrease in total debt, the $243 increase in cash and short-term investments, and the $460 increase in Eaton shareholders’ equity. The increase in equity primarily resulted from net income of $383 and foreign currency translation adjustments of $349, partially offset by cash dividends paid of $334 and other adjustments.
Net working capital of $1,835 at December 31, 2009 rose by $785 from $1,050 at the end of 2008. The increase was primarily due to the reduction of short-term debt and current portion of long-term debt by $963 compared to the end of 2008, largely due to the repayment of short-term commercial paper and current portion of long-term debt as discussed above. Changes in other working capital included an increase of $243 in cash and short-term investments primarily due to strong cash flow from operations, reductions of $396 in accounts receivable and $228 in inventories due to lower sales and internal efforts to reduce the investment in working capital, and a net increase of $203 in other working capital. The current ratio was 1.7 at December 31, 2009, up from 1.3 at year-end 2008.
In 2009, Eaton acquired one business and entered into a joint venture. The Statements of Consolidated Income include the results of these businesses from the dates of the transactions. These transactions are summarized below:
•	On September 1, 2009, Eaton acquired the remaining shares of Micro Innovation Holding AG, increasing its ownership from 50% to 100%. This company is a Switzerland-based manufacturer of human machine interfaces, programmable logic controllers and input/output devices. This business had sales of $33 for 2008 and is included in the Electrical Rest of World segment.
•	On July 2, 2009, Eaton entered into a joint venture in Abu Dhabi. The joint venture operates as SEG Middle East Power Solutions & Switchboard Manufacture LLC, a manufacturer of low voltage switchboards and control panel assemblies for use in the Middle East power generation and industrial markets. This business had annual sales of $10 for 2008 and is included in the Electrical Rest of World segment.
RESULTS OF OPERATIONS — 2009 COMPARED TO 2008

			Increase
	2009	2008	(Decrease)
Continuing operations
Net sales	$11,873	$15,376	(23)%
Gross profit	3,091	4,185	(26)%
Percent of net sales	26.0%	27.2%
Income before income taxes	303	1,140	(73)%
Income after income taxes	$385	$1,067	(64)%
Income from discontinued operations		3

Net income	385	1,070	(64)%
Adjustment of net income for noncontrolling interests	(2)	(12)

Net income attributable to common shareholders	$383	$1,058	(64)%

Net income per common share - diluted
Continuing operations	$2.27	$6.50	(65)%
Discontinued operations		.02

Total	$2.27	$6.52	(65)%

Average common shares outstanding - diluted (in millions)	167.9	162.3	3%

Net sales in 2009 declined by 23% compared to 2008. The reduction included 22% from core sales, which resulted from the global economic recession and 3% from foreign exchange, partially offset by a 2% increase from acquisitions of businesses. The decline in core sales was driven by weakness in key end markets for each business segment in 2009. The reduction from foreign exchange was primarily due to changes in exchange rates for the euro, the Brazilian real, the U.K. pound sterling, and the Polish zloty. Acquisitions of businesses were primarily the Moeller electrical business, acquired in April 2008, and the Phoenixtec electrical business, acquired in February 2008.
Gross profit declined by 26% in 2009 compared to 2008. The reduction was primarily due to the decline in net sales discussed above; operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales; and pretax charges of $182 resulting from actions taken in 2009 to reduce the workforce including related pension settlement and curtailment expense, a substantial portion of which was recognized in Cost of products sold. These reductions in gross profit were partially offset by savings associated with workforce reductions and other cost containment actions, and the benefits of integrating recently acquired businesses, primarily Moeller and Phoenixtec.
Net Sales by Geographic Region
Net sales are measured based on the geographic location of the selling plant.

	Net sales
	2009	2008	Decrease
United States	$6,767	$8,775	(23)%
Canada	355	428	(17)%
Latin America	1,061	1,455	(27)%
Europe	3,007	4,002	(25)%
Asia Pacific	1,642	1,963	(16)%
Eliminations	(959)	(1,247)

	$11,873	$15,376	(23)%

Sales declines in 2009 of 23% in the United States, 17% in Canada, and 27% in Latin America were primarily due to the global economic recession. In Europe, sales in 2009 declined 25% compared to 2008, primarily due to the global economic recession, partially offset by the acquisition of the Moeller electrical business, acquired in April 2008. In Asia Pacific, sales declined 16% in 2009 primarily due to the global economic recession, partially offset by the acquisition of the Phoenixtec electrical business, acquired in February 2008.
Other Results of Operations
Eaton took significant actions in 2009 to reduce its workforce in response to the severe economic downturn. The reductions totaled approximately 17% of the full-time workforce. These actions resulted in the recognition of severance and pension and other postretirement benefits expense of $182 in 2009. These charges were primarily included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments before the limitation went into effect. Total pension settlement expense was $86 in 2009, of which $83 was attributable to the U.S. pension plans. A portion of this expense was attributable to the workforce reduction in 2009. These charges were primarily included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges were included in Pension & other postretirement benefits expense.
As a result of the workforce reduction in 2009, curtailment expense of $22 related to pension plans was recognized in 2009. The curtailment expense included recognition of the change in the projected benefit obligation, as well as recognition of a portion of the unrecognized prior service cost. These charges were primarily included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges were included in Pension & other postretirement benefits expense.

In 2009 and 2008, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recognized as expense as incurred. A summary of these charges follows:

	2009	2008
Electrical Americas	$4	$4
Electrical Rest of World	60	43
Hydraulics	3	6
Aerospace	12	20
Automotive	1	3
Corporate	2	1

Pretax charges	$82	$77

After-tax charges	$54	$51
Per common share	$.32	$.31
Charges in 2009 were related primarily to the integration of the following acquisitions: Integrated Hydraulics, Kirloskar, Moeller, Phoenixtec and Argo-Tech. Charges in 2008 were related primarily to the integration of the following acquisitions: Kirloskar, Moeller, Phoenixtec, the MGE small systems UPS business, Saturn, Argo-Tech, Ronningen-Petter, Synflex, PerkinElmer and Cobham. These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
In 2008, charges of $27 were recognized related to the closure of the automotive engine valve lifters manufacturing plant in Massa, Italy. These charges, consisting of $17 for severance, $7 for the write-down of assets and $3 for other costs, reduced operating profit of the Automotive segment. These charges were primarily included in the Statements of Consolidated Income in Cost of products sold.
During 2009, income tax benefits of $82 were recognized (a tax benefit rate of 27.2% for 2009) compared to income tax expense of $73 for 2008 (a tax expense rate of 6.4% for 2008). The income tax benefit rate for 2009 was favorably affected by tax benefits of $104 from U.S. Federal income tax losses where it is more likely than not that they will be realized. Eaton also recognized income tax benefits of $13 and $108 in 2009 and 2008, respectively, which represented adjustments to worldwide tax liabilities and valuation allowances. The 2009 benefits resulted from multiple income tax items including benefits related to the settlement of international income tax audits. The 2008 income tax benefits reduced the effective income tax rate from 15.9% to 6.4%. The 2008 benefits resulted from multiple income tax items including a benefit of $44 related to the consolidation of various legal entities and the recognition of $25 of tax credits related to the transfer of certain international operations. Further analysis regarding the change in the effective income tax rate in 2009 compared to 2008 is found in “Income Taxes” in the Notes to the Consolidated Financial Statements.
In 2009, Eaton reported net income of $383 and net income per common share of $2.27, declines of 64% and 65%, respectively, compared to net income of $1,058 and net income per share of $6.52 for 2008. The declines were primarily due to lower net sales in 2009, the factors that affected gross profit discussed above, partially offset by the income tax benefit rate of 27.2% in 2009 compared to an effective income tax expense rate of 6.4% in 2008, discussed above. Net income per share was also reduced due to a higher number of average shares outstanding in 2009 compared to 2008, resulting principally from the sale of 18.678 million shares in 2008.
In 2009, Eaton adopted the revised standard related to noncontrolling interests in consolidated financial statements. This standard clarifies accounting and disclosures related to noncontrolling interests, sometimes referred to as minority interest, which is the portion of equity in a subsidiary not owned, directly or indirectly, by Eaton. As a result of the adoption of this standard, prior period amounts were reclassified to conform to the current period presentation. The adoption of this standard did not have a material effect on Eaton’s financial position, results of operations or cash flows.

RESULTS BY BUSINESS SEGMENT
Electrical Americas

	2009	2008	Decrease
Net sales	$3,410	$4,016	(15)%
Operating profit	518	630	(18)%
Operating margin	15.2%	15.7%
Sales of the Electrical Americas segment declined 15% in 2009 compared to 2008. The reduction included 14% from core sales and 1% from foreign exchange. The decline in core sales was driven by weakness in non-residential and residential construction markets during 2009 due to the global economic recession, partially offset by a 7% increase from outgrowing end markets. The decline in end markets in 2009 reflected lower private nonresidential construction spending in the United States, which declined by 23% in 2009.
Operating profit declined 18% in 2009 compared to 2008. The reduction was due to the decline in net sales discussed above, partially offset by net savings resulting from the workforce reductions and other cost containment actions. Operating profit was reduced by acquisition integration charges of $4 in both 2009 and 2008, which reduced the operating margin by 0.1% in both 2009 and 2008.
Electrical Rest of World

	2009	2008	Decrease
Net sales	$2,483	$2,904	(15)%
Operating profit	107	233	(54)%
Operating margin	4.3%	8.0%
Sales of the Electrical Rest of World segment declined 15% in 2009 compared to 2008. The reduction included 19% from core sales and 5% from foreign exchange, partially offset by a 9% increase from acquisitions of businesses. The decline in core sales was due to softness in European and Asian markets during 2009 due to the global economic recession. Acquisitions of businesses were primarily the Moeller electrical business, acquired in April 2008, and the Phoenixtec electrical business, acquired in February 2008.
Operating profit declined 54% in 2009 compared to 2008. The reduction was largely due to the decline in sales described above, unabsorbed fixed costs resulting from significant sales reductions, and changes in sales mix, partially offset by net savings resulting from the workforce reductions and other cost containment actions. Operating profit was reduced by acquisition integration charges of $60 in 2009 compared to charges of $43 in 2008, which reduced the operating margin by 2.4% in 2009 and 1.5% in 2008. Acquisition integration charges in 2009 primarily related to Moeller and Phoenixtec, while charges in 2008 also included the MGE small systems UPS business.
On September 1, 2009, Eaton acquired the remaining shares of Micro Innovation Holding AG, increasing its ownership from 50% to 100%. This company is a Switzerland-based manufacturer of human machine interfaces, programmable logic controllers and input/output devices. This business had sales of $33 for 2008.
On July 2, 2009, Eaton entered into a joint venture in Abu Dhabi. The joint venture operates as SEG Middle East Power Solutions & Switchboard Manufacture LLC, a manufacturer of low voltage switchboards and control panel assemblies for use in the Middle East power generation and industrial markets. This business had annual sales of $10 for 2008.
Hydraulics

	2009	2008	Decrease
Net sales	$1,692	$2,523	(33)%
Operating profit	51	285	(82)%
Operating margin	3.0%	11.3%
Sales of the Hydraulics segment declined 33% in 2009 compared to 2008. The reduction included 32% from core sales and 2% from foreign exchange, partially offset by a 1% increase from acquisitions of businesses. The decline in core sales resulted from market weakness in all regions beginning in late 2008 and continuing throughout 2009 due to the global economic recession, with the U.S. leading the decline and Asia Pacific and Latin American markets having relatively lower declines.

Operating profit declined 82% in 2009 compared to 2008. The reduction was primarily due to the decline in sales discussed above and operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009, partially offset by net savings resulting from the workforce reductions and other cost containment actions. Operating profit was reduced by acquisition integration charges of $3 in 2009 compared to charges of $6 in 2008, which reduced the operating margin by 0.2% in both 2009 and 2008.
Aerospace

	2009	2008	Decrease
Net sales	$1,602	$1,811	(12)%
Operating profit	245	283	(13)%
Operating margin	15.3%	15.6%
Sales of the Aerospace segment declined 12% in 2009 compared to 2008. The reduction included 9% from core sales and 3% from foreign exchange. The decline in core sales was driven by lower sales in civilian aerospace markets in 2009, partially offset by a slight improvement in defense aerospace markets.
Operating profit declined 13% in 2009 compared to 2008. The reduction was primarily due to the decline in sales discussed above, partially offset by net savings resulting from the workforce reductions and other cost containment actions. Operating profit was reduced by acquisition integration charges of $12 in 2009 compared to charges of $20 in 2008, which reduced the operating margin by 0.7% in 2009 and 1.1% in 2008. The acquisition integration charges related to Argo-Tech, PerkinElmer and Cobham.
Truck

	2009	2008	Decrease
Net sales	$1,457	$2,251	(35)%
Operating profit	39	315	(88)%
Operating margin	2.7%	14.0%
Sales of the Truck segment declined 35% in 2009 compared to 2008. The reduction included 30% from core sales and 5% from foreign exchange. The decline in core sales resulted from truck markets being down in all regions in 2009 due to the global economic recession, with the NAFTA Class 8 market at levels not seen since 1991. Orders in the North American Class 8 truck market improved marginally in the second half of 2009.
Operating profit declined 88% in 2009 compared to 2008. The reduction in operating profit was primarily due to the significant decline in sales in 2009 discussed above and operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009, partially offset by net savings resulting from the workforce reductions and other cost containment actions.
Automotive

	2009	2008	Decrease
Net sales	$1,229	$1,871	(34)%
Operating profit (loss)	(10)	59	NM
Operating margin	NM	3.2%
Sales of the Automotive segment declined 34% in 2009 compared to 2008. The reduction included 28% from core sales and 6% from foreign exchange. The decline in core sales was primarily attributable to a contraction in global automotive end markets that began in 2008 and worsened in 2009 due to the global economic recession. The automotive market in the U.S. in 2009 was markedly impacted in the second quarter by the shutdowns at General Motors and Chrysler. Global automotive production improved in the third quarter of 2009, to a large extent as a result of the governmental stimulus programs.
Operating losses were $(10) in 2009 compared to operating profit of $59 in 2008. The reduction was primarily due to the significant decline in sales in 2009 discussed above and operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009, partially offset by net savings resulting from the workforce reductions and other cost containment actions.

Corporate
Amortization of intangible assets was $170 in 2009 compared to $161 in 2008. The increase was due to amortization of intangible assets associated with acquired businesses, primarily Moeller and Phoenixtec.
Corporate pension & other postretirement benefits expense was $212 in 2009 compared to $141 in 2008. The increase was primarily due to pension settlement expense of $86 in 2009, which primarily resulted from a significant increase in lump sum payments in 2009 before limitations on these payments went into effect and the workforce reduction in 2009. The increase in expense also reflected curtailment expense of $22, which resulted from the reduction in workforce in 2009.
Other corporate expense-net was $87 in 2009 compared to $177 in 2008. The decline was primarily due to the amortization in 2008 of purchase price accounting adjustments related to the fair value of inventories of businesses acquired in 2008, principally Moeller, and lower corporate expenses in 2009.
LIQUIDITY, CAPITAL RESOURCES & CHANGES IN FINANCIAL CONDITION DURING 2009
Cash Flow & Working Capital
Net cash provided by operating activities was $1,408 in 2009, a slight decline from $1,441 in 2008. Operating cash flows in 2009 reflected lower net income of $385 in 2009 compared to net income of $1,070 in 2008, with results for 2009 reflecting the effects of the global economic recession. The effect of this decline in net income was more than offset by the $944 cash flow resulting from the net reduction in funding of working capital in 2009 compared to 2008. The reduction in working capital, primarily accounts receivable and inventory, was due to lower levels of operations resulting from the global economic recession, and internal efforts to reduce the investment in working capital. Cash and short-term investments totaled $773 at December 31, 2009, an increase of $243 from $530 at year-end 2008.
Net working capital of $1,835 at December 31, 2009 rose by $785 from $1,050 at the end of 2008. The increase was primarily due to the reduction of short-term debt and current portion of long-term debt by $963 compared to the end of 2008, largely due to the repayment of short-term commercial paper and current portion of long-term debt as discussed above. Changes in other working capital included an increase of $243 in cash and short-term investments primarily due to strong cash flow from operations, reductions of $396 in accounts receivable and $228 in inventories due to lower sales and internal efforts to reduce the investment in working capital, and a net increase of $203 in other working capital. The current ratio was 1.7 at December 31, 2009, up from 1.3 at year-end 2008.
On a regular basis, Eaton monitors the third-party depository institutions that hold its cash and short-term investments. Its emphasis is primarily on safety of principal and secondarily on maximizing yield. Eaton diversifies its cash and short-term investments among counterparties to minimize exposure to any one of these entities. Eaton also monitors the creditworthiness of its customers and suppliers to mitigate any adverse impact. Derivative financial instruments used by Eaton are straightforward and non-leveraged; the counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains controls over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions.
Capital expenditures for property, plant and equipment were $195, down from $448 in 2008, primarily due to efforts to conserve cash. Capital expenditures for 2010 are expected to be $400.
Debt & Equity
Total debt of $3,467 at December 31, 2009 declined by $804 from $4,271 at year-end 2008. The decline was primarily due to a $699 reduction of short-term debt (largely commercial paper) during 2009, and a $264 reduction in current portion of long-term debt due to the repayment of certain long-term debt that matured during 2009. Short-term debt and current portion of long-term debt were reduced through the use of cash generated from operations and from long-term borrowings. In 2009, Eaton issued $550 of long-term debt through the sale of $250 of 5.95% Notes due 2014 and $300 of 6.95% Notes due 2019, with the cash proceeds from the sale of the Notes used to repay outstanding short-term commercial paper. The net-debt-to-capital ratio was 28.4% at December 31, 2009 compared to 37.2% at the end of 2008, reflecting the combined effect of the $804 decrease in total debt, the $243 increase in cash and short-term investments, and the $460 increase in Eaton shareholders’ equity. The increase in equity primarily resulted from net income of $383 and foreign currency translation adjustments of $349, partially offset by cash dividends paid of $334 and other adjustments.

Eaton has long-term revolving credit facilities with United States banks of $1.5 billion, of which $500 expires in each year from 2011 through 2013. These facilities support Eaton’s commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at December 31, 2009. Eaton’s non-United States operations also had short-term lines of credit of approximately $680 at December 31, 2009.
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is due to the strength of its credit rating and overall market conditions. To date, Eaton has not experienced any material limitations on its ability to access these sources of liquidity. Eaton maintains $1.5 billion of long-term revolving credit facilities with banks in support of its commercial paper program, as discussed above.
At December 31, 2009, Eaton was in compliance with all covenants related to its long-term debt obligations.
Credit Ratings
Eaton’s credit rating at Standard & Poor’s is A-/A-2 (long-term rating/short-term rating) and at Moody’s is A3/P-2, both with stable outlooks. Eaton’s credit rating at Fitch is A-/F2 with a negative outlook.
Pension Plan Assets
During 2009, the fair value of plan assets in the Company’s employee pension plan increased $368 to $2,042 at December 31, 2009. This was principally the result of increases in the investment values due to the broad improvement in the global equity markets.
At December 31, 2009, the net unfunded position of $1.568 billion in pension liabilities consisted of $923 in the U.S. Pension Plan, $84 in all other plans that require minimum funding, ($50) in plans that are overfunded, and $611 in plans that have no minimum funding requirements.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, it intends to contribute annually not less than the minimum required by applicable laws and regulations. In 2009, $271 was contributed to the pension plans. The Company contributed $300 to the U.S. Pension Plan in January 2010 and anticipates making an additional $102 of contributions to all other pension plans during the remainder of 2010. The funded status of the Company’s pension plans at the end of 2010, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. Depending on these factors, and the resulting funded status of the pension plans, the level of future contributions could be materially higher or lower than in 2009.
Meritor Litigation
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, “Meritor”) filed an action against Eaton in the U.S. District Court for Delaware. The action seeks damages, which would be trebled under U.S. antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion is currently pending. Accordingly, an estimate of any potential loss related to this action cannot be made at this time.
OUTLOOK FOR 2010
As of late February, Eaton estimates that its end markets for all of 2010 will grow by between 5% and 6%, and expects to outgrow end markets in 2010 by approximately $300 in net sales. The Company also expects approximately $225 of sales growth from foreign exchange in 2010. In total, it is anticipated that net sales in 2010 will likely grow by approximately 10% compared to 2009.

For the Electrical Americas segment, end markets are expected to decline about 3% in 2010.
End markets for the Electrical Rest of World segment are expected to grow about 5% in 2010.
Global hydraulics markets are anticipated to grow about 15% in 2010. End markets in the U.S. are expected to grow about 15% and non-U.S. markets are expected to grow about 14%.
End markets for the Aerospace segment are expected to decline about 3% in 2010. U.S. markets are expected to decline about 1%, while non-U.S. markets are expected to decline about 7%.
For the Truck segment, good market growth is expected in 2010, although volumes are likely to still be at depressed levels. It is anticipated that overall truck markets will grow about 19% in 2010, with U.S. markets up about 27% and non-U.S. markets up about 10%.
End markets for the Automotive segment are expected to grow about 8% in 2010. Growth is expected in U.S. Automotive production of about 20% and growth in non-U.S. production of about 2%.
FORWARD-LOOKING STATEMENTS
This Annual Report to Shareholders contains forward-looking statements concerning Eaton’s full year 2010 sales, the performance in 2010 of its worldwide end markets, and Eaton’s 2010 growth in relation to end markets. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for Eaton’s products; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; changes in currency exchange rates; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does do not assume any obligation to update these forward-looking statements.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Eaton’s management to make estimates and use assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. For any estimate or assumption there may be other reasonable estimates or assumptions that could have been used. However, the Company believes that given the current facts and circumstances, it is unlikely that applying such other estimates and assumptions would have caused materially different amounts to have been reported. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, future actual results could differ from estimates used.
Revenue Recognition
Sales of products are recognized when a sales agreement is in place, products have been shipped to unaffiliated customers and title has transferred in accordance with shipping terms (FOB shipping point, FOB destination or equivalent International Commercial (INCO) Terms), the selling price is fixed and determinable and collectability is reasonably assured, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Although the majority of the sales agreements contain standard terms and conditions, there are also agreements that contain multiple elements or non-standard terms and conditions. As a result, judgement is sometimes required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for sales recognition purposes, and, if so, how the sales price should be allocated among the elements and when to recognize sales for each element. For delivered elements, sales are recognized only when the delivered elements have standalone value, fair values of undelivered elements are known, there are no uncertainties regarding customer acceptance and there are no customer-negotiated refund or return rights affecting the sales recognized for delivered elements. Sales for service contracts are generally recognized as the services are provided.
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-off based on historic experience. Accounts receivable balances are written off against allowance for doubtful accounts after a final determination of uncollectibility has been made.
Impairment of Goodwill & Other Long-Lived Assets
Goodwill and indefinite life intangible assets are tested annually for impairment. Further, goodwill and indefinite life intangible assets are reviewed for impairment whenever events or changes in circumstances indicate there may be a possible permanent loss of value. Eaton completed annual impairment tests for goodwill and indefinite life intangible assets as of July 1 of each year presented using discounted cash flow and other valuation techniques. These tests confirmed that the fair value of Eaton’s reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized in 2009 or for any prior periods.
Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton’s operating segments, and is based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment as this represents the lowest level that constitutes a business and for which discrete financial information is available and segment management regularly reviews the operating results. A discounted cash flow model is used to estimate the fair value of each operating segment, which considers forecasted cash flows discounted at an estimated weighted-average cost of capital. The Company selected the discounted cash flow methodology as it believes that it is comparable to what would be used by other market participants. The forecasted cash flows are based on the Company’s long-term operating plan, and a terminal value is used to estimate the operating segment’s cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective operating segment. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Based on this test, no reporting unit was at risk of failing the impairment test as of December 31, 2009.
Goodwill and other intangible assets totaled $7.9 billion at the end of 2009 and represented 48% of total assets. These assets resulted primarily from the $2.1 billion acquisition in 2008 of The Moeller Group, a leading supplier of electrical components; the $587 acquisition in 2008 of Phoenixtec, a manufacturer of uninterruptible power supply (UPS) electrical systems; the $614 acquisition in 2007 of the MGE small systems UPS electrical business; the $731 acquisition in 2007 of Argo-Tech, a manufacturer of aerospace, airframe, and ground fueling pumps and systems for commercial and military aerospace markets; the $573 acquisition in 2004 of Powerware Corporation, the electrical UPS business; the $1.6 billion acquisition in 1999 of Aeroquip-Vickers, Inc., a mobile and industrial hydraulics business; and the $1.1 billion acquisition in 1994 of the electrical distribution and controls business unit of Westinghouse. These businesses have a long history of operating successfully and profitably and hold significant market positions in the majority of their product lines. Their products are not subject to rapid technological or functional obsolescence. These factors support the recognized values of the goodwill and intangible assets related to acquired businesses.
Long-lived assets, other than goodwill and indefinite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review include operations reporting losses, a significant adverse change in the use of an asset, the planned disposal or sale of the asset, a significant adverse change in the business climate or legal factors related to the asset, or a significant decrease in the estimated fair value of an asset. Upon indications of impairment, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired when the estimated future net undiscounted cash flows generated by the asset group are less than its carrying value. In instances where the carrying amount of the asset group exceeded the undiscounted cash flows, the fair value of the asset group would be determined and an impairment loss would be recognized based on the amount by which the carrying value of the asset group exceeds its fair value. Determining asset groups and underlying cash flows requires the use of significant judgments and estimates.
Recoverability of Deferred Income Tax Assets
Eaton is subject to the income tax laws in the jurisdictions in which it operates. In order to determine its income tax provision for financial statement purposes, Eaton must make significant estimates and judgments about its business operations in these jurisdictions. These estimates and judgments are also used in determining the deferred income tax assets and liabilities that have been recognized for the differences between the financial accounting and income tax basis of assets, liabilities, tax loss carryforwards and income tax credit carryforwards.
Management evaluates the realizability of deferred income tax assets for each of the jurisdictions in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, management then considers a series of significant factors in the determination of whether the deferred income tax assets can be realized. The significant factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred tax liabilities, tax law carryback capability in the particular country, prudent and feasible tax planning actions, and estimates of future earnings and taxable income using the same assumptions as the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would conclude that a valuation allowance is required.
Deferred income tax assets and liabilities are described in detail in “Income Taxes” in the Notes to the Consolidated Financial Statements. As of December 31, 2009, U.S. Federal deferred income tax assets were $1.4 billion. The largest component of the deferred income tax assets is due to the differing timing of revenue and expense recognition for income tax versus financial statement purposes. In addition, the Company had a net operating loss in the U.S. in 2009 and possesses certain income tax credit carryforwards that comprise the remainder of the balance. Over the 20 year carryforward period available for net operating losses and general business credits, taxable income of approximately $4.0 billion would need to be realized to utilize all deferred income tax assets. After applying the methodology described above, as of December 31, 2009, management believes that it is more likely than not that the entire U.S. Federal deferred income tax assets will be realized. Accordingly, the Company has not established a valuation allowance on its U.S. Federal deferred income tax assets.
Applying the above methodology, valuation allowances have been established for certain U.S. state and local income as well as certain non-U.S. deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period.
Pension & Other Postretirement Benefit Plans
The measurement of liabilities related to pension plans and other postretirement benefits plans is based on management’s assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. Actual pension plan asset performance will either reduce or increase pension losses included in accumulated other comprehensive loss, which ultimately affects net income.

The discount rate for United States plans was determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, which was designed to match the discounted expected benefit payments. Only bonds rated Aa3 or better by Moody’s Investor Services were included. Callable bonds with explicit call schedules were excluded but bonds with “make-whole” call provisions were included. Finally, a subset of bonds was selected by grouping the universe of bonds by duration and retaining 50% of the bonds that had the highest yields.
The discount rates for non-United States plans are appropriate for each region and are based on high-quality long-term corporate and government bonds. Consideration has been given to the duration of the liabilities in each plan for selecting the bonds to be used in determining the discount rate.
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $24 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $37 effect on pension expense. A 1-percentage point change in the discount rate is estimated to have approximately a $3 effect on expense for other postretirement benefits plans. Additional information related to changes in key assumptions used to recognize expense for other postretirement benefits plans is found in “Retirement Benefits Plans” in the Notes to the Consolidated Financial Statements.
Fair Value
In determining fair value, Eaton uses various valuation techniques and prioritizes the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded and other characteristics specific to the instrument. Eaton assesses the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices in active markets for identical instruments. Level 2 inputs include quoted prices in active markets for similar instruments. Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in the pricing of the asset or liability. The use of inputs is reflected in the hierarchy assessment disclosed in “Retirement Benefits Plans” and “Financial Assets & Liabilities Measured at Fair Value” in the Notes to the Consolidated Financial Statements. Eaton’s fair value processes include controls that are designed to ensure that fair values are appropriate. Such controls include model valuation, review of key inputs, analysis of fluctuations between periods, and reviews by senior management.
Protection of the Environment
As a result of past operations, Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party (PRP) under the Federal Superfund law at a number of disposal sites.
A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be incurred over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. At December 31, 2009, the balance sheet included a liability for these costs of $80. All of these estimates are forward-looking statements and, given the inherent uncertainties in evaluating environmental exposures, actual results can differ from these estimates.
Contingencies
Eaton is subject to a broad range of claims, administrative proceedings, and legal proceedings, such as lawsuits that relate to contractual allegations, patent infringement, personal injuries (including asbestos claims), antitrust matters and employment-related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS
Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties and equipment, as described in “Lease Commitments” in the Notes to the Consolidated Financial Statements.
MARKET RISK DISCLOSURE
Eaton is exposed to various changes in financial market conditions, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. The Company manages exposure to such risks through normal operating and financing activities.
Eaton monitors the third-party depository institutions that hold its cash and short-term investments on a regular basis. Its emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and short-term investments among counterparties to minimize exposure to any one of these entities. It also monitors the creditworthiness of its customers and suppliers to mitigate any adverse impact on Eaton.
Derivative financial instruments used by Eaton to manage exposures to financial risks are straightforward, non-leveraged instruments. The counterparties to these instruments are financial institutions with strong credit ratings. The Company maintains controls over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions.
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is related to the strength of its credit rating and overall market conditions. To date, the Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2009, Eaton had $1.5 billion of long-term revolving credit facilities with banks in support of its commercial paper program, as discussed above. It has no direct borrowings outstanding under these credit facilities. Eaton’s non-United States operations also had short-term lines of credit of approximately $680 at December 31, 2009.
Interest rate risk can be measured by calculating the near-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2009, a 100 basis point increase in short-term interest rates would have a negligible effect on the Company’s net, pretax interest expense.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, immediate 100 basis point decrease in interest rates at December 31, 2009, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would increase by $210.
Foreign currency risk is the risk that Eaton will incur economic losses due to adverse changes in foreign currency exchange rates. The Company mitigates foreign currency risk by funding some investments in foreign markets through local currency financings. Such non-U.S. dollar debt was $151 at December 31, 2009. To augment Eaton’s non-U.S. dollar debt portfolio, the Company also enters into forward foreign exchange contracts and foreign currency swaps from time to time to mitigate the risk of economic loss in its foreign investments due to adverse changes in exchange rates. At December 31, 2009, the aggregate balance of such contracts was $573. Eaton also monitors exposure to transactions denominated in currencies other than the functional currency of each country in which the Company operates, and regularly enters into forward contracts to mitigate that exposure. In the aggregate, Eaton’s portfolio of forward contracts related to such transactions was not material to its financial position, results of operations or cash flows during 2009.
Other than the above noted debt and financial derivative arrangements, there were no material derivative instrument transactions in place or undertaken during 2009.
CONTRACTUAL OBLIGATIONS
A summary of contractual obligations as of December 31, 2009 follows:

		2011	2013
		to	to	After
	2010	2012	2014	2014	Total
Long-term debt	$5	$318	$568	$2,463	$3,354
Interest expense related to long-term debt	190	372	311	1,245	2,118
Reduction of interest expense from interest rate swap agreements related to long-term debt	(34)	(43)	(17)	(72)	(166)
Operating leases	121	160	72	47	400
Purchase obligations	891	521	72	32	1,516
Other long-term liabilities	413	24	24	38	499

	$1,586	$1,352	$1,030	$3,753	$7,721

Long-term debt includes obligations under capital leases, which are not material. Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate related to the debt instrument, at December 31, 2009. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap, at December 31, 2009. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders and commitments under ongoing service arrangements. Other long-term liabilities include $402 of contributions to pension plans in 2010 and $90 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date. The table above does not include future expected pension benefit payments or expected other postretirement benefit payments for each of the next five years and the five years thereafter. Information related to the amounts of these future payments is described in “Retirement Benefits Plans” in the Notes to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities. At December 31, 2009, the gross liability for unrecognized income tax benefits totaled $197, including interest and penalties of $43.
RESULTS OF OPERATIONS — 2008 COMPARED TO 2007

			Increase
	2008	2007	(Decrease)
Continuing operations
Net sales	$15,376	$13,033	18%
Gross profit	4,185	3,651	15%
Percent of net sales	27.2%	28.0%
Income before income taxes	1,140	1,055	8%
Income after income taxes	$1,067	$973	10%
Income from discontinued operations	3	35

Net income	1,070	1,008	6%
Adjustment of net income for noncontrolling interests	(12)	(14)

Net income attributable to common shareholders	$1,058	$994	6%

Net income per common share - diluted
Continuing operations	$6.50	$6.38	2%
Discontinued operations	.02	.24

Total	$6.52	$6.62	(1)%

Average common shares outstanding - diluted (in millions)	162.3	150.3	8%
Sales growth of 18% in 2008 over 2007 consisted of 14% from acquisitions of businesses, 3% from organic growth, and 1% from foreign exchange. Acquisitions of businesses were primarily the Moeller electrical business, acquired in April 2008; the Phoenixtec electrical business, acquired in February 2008; and the MGE small systems UPS electrical business, acquired in October 2007, all of which were included in the Electrical Rest of World segment, along with the Argo-Tech aerospace business, acquired in March 2007.

Gross profit increased 15% in 2008 over 2007. This increase was primarily due to sales growth of 18%, which included sales of acquired businesses; the benefits of integrating acquired businesses; and continued productivity improvements driven by the Eaton Business System (EBS). These increases in gross profit were partially offset by the impact of rising prices for raw materials, supplies and other commodities, and expense of $27 related to the closing in 2008 of the automotive engine valve lifters manufacturing plant in Massa, Italy.
Net Sales by Geographic Region
Net sales are measured based on the geographic location of the selling plant.

	Net sales
	2008	2007	Increase
United States	$8,775	$8,556	3%
Canada	428	371	15%
Latin America	1,455	1,246	17%
Europe	4,002	2,624	53%
Asia Pacific	1,963	1,144	72%
Eliminations	(1,247)	(908)

	$15,376	$13,033	18%

In the United States, sales increased 3% in 2008 compared to 2007. Sales growth was primarily due to growth in the Electrical Americas, Aerospace and Hydraulics segments, as well as the acquisitions in 2007 of Argo-Tech aerospace and other businesses. These increases were partially offset by reduced sales in the Automotive segment due to the sharp decline in the North American automotive market during 2008, and reduced sales of the Truck segment.
Sales growth in Canada of 15% in 2008 over 2007 was primarily due to higher sales in the Electrical Americas segment resulting from growth in end markets and from acquired businesses.
In Latin America, sales growth of 17% in 2008 over 2007 was largely due to the Truck, Electrical Americas and Hydraulics segments, primarily due to growth in end markets.
Sales growth in Europe of 53% in 2008 over 2007 was primarily due to higher sales in the Electrical Rest of World segment, which was largely due to the acquisitions of Moeller in 2008 and the MGE small systems UPS business in 2007, as well as growth in end markets. Sales growth was also due to increased sales in the Aerospace, Hydraulics, Truck and Automotive segments largely due to growth in end markets.
Sales growth in Asia Pacific of 72% in 2008 over 2007 was primarily due to the acquisition of the Phoenixtec electrical business in 2008 and higher sales in the Electrical Rest of World, Hydraulics, Automotive and Truck segments, mainly resulting from growth in end markets.
Other Results of Operations
In 2008 and 2007, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recognized as expense as incurred. A summary of these charges follows:

	2008	2007
Electrical Americas	$4
Electrical Rest of World	43	$12
Hydraulics	6	12
Aerospace	20	39
Automotive	3	1
Corporate	1

Pretax charges	$77	$64

After-tax charges	$51	$42
Per common share	$.31	$.28

Charges in 2008 were related primarily to the integration of the following acquisitions: Kirloskar, Moeller, Phoenixtec, the MGE small systems UPS business, Saturn, Argo-Tech, Ronningen-Petter, Synflex, PerkinElmer and Cobham. Charges in 2007 were related primarily to the integration of the following acquisitions: the MGE small systems UPS business, Saturn, Argo-Tech, Schreder-Hazemeyer, Senyuan, Synflex, PerkinElmer, Cobham, Powerware, Hayward, and Walterscheid. These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related segment.
In 2008, Eaton announced the closure of its automotive engine valve lifters manufacturing plant in Massa, Italy. There were 350 employees affected by the closure decision. The action was taken to better align manufacturing capacity with future industry demand and to improve the competitive position of the valve actuation business. Aggregate pretax charges associated with this closure were $27, which were recognized in 2008, when management approved this action. These costs, which consisted of charges of $17 for severance, $7 for the write-down of assets and $3 for other costs, reduced operating profit of the Automotive segment.
In 2008 and 2007, Eaton recognized income tax benefits of $108 and $57, respectively, which represented adjustments to worldwide tax liabilities and valuation allowances. The 2008 income tax benefits reduced the effective income tax rate for 2008 from 15.9% to 6.4%. The 2008 benefits resulted from multiple income tax items including a benefit of $44 related to the consolidation of various legal entities and the recognition of $25 of tax credits related to the transfer of certain international operations. The 2007 income tax benefits reduced the effective income tax rate for 2007 from 13.2% to 7.8%. The 2007 income tax benefits resulted from multiple income tax items, including a $14 benefit from changes to state tax laws and a favorable revaluation of worldwide deferred tax assets. Further analysis regarding the change in the effective income tax rate in 2008 compared to 2007 is found in “Income Taxes” in the Notes to the Consolidated Financial Statements.
Net income of $1,058 in 2008 increased 6% over 2007. The increase was primarily due to higher sales and the other factors that affected gross profit discussed above, along with lower income taxes. These increases were partially offset by increases in selling, administrative, research and development, and interest expenses resulting from the inclusions of Moeller and Phoenixtec, and higher levels of expenses to support sales from existing operations. In addition, a $20 after-tax gain on the sale of the Mirror Controls business was included in Income from discontinued operations in 2007 that was not present in 2008. Net income per common share of $6.52 in 2008 decreased 1% from 2007 due to the factors that resulted in increased net income discussed above, offset by the increase in average shares outstanding resulting from the sale of 18.678 million common shares in a public offering in 2008.
RESULTS BY BUSINESS SEGMENT
Electrical Americas

	2008	2007	Increase
Net sales	$4,016	$3,601	12%
Operating profit	630	534	18%
Operating margin	15.7%	14.8%
The 12% increase in sales in 2008 over 2007 for the Electrical Americas segment consisted of 1% from acquisitions of businesses and 11% from organic growth. End markets for the Electrical Americas segment were adversely affected by the global economic recession in the second half of 2008, although nonresidential construction spending in the United States held up well in 2008.
Operating profit rose 18% in 2008 over 2007, and operating margin rose to 15.7%. The increase in operating profit was largely due to growth in sales and continued productivity improvements. Operating profit was reduced by acquisition integration charges of $4 in 2008 compared to no charges in 2007, which reduced the operating margin by 0.1% in 2008. The incremental operating margin for 2008 (the increase in operating profit compared to the increase in sales) was 23%.
Electrical Rest of World

	2008	2007	Increase
Net sales	$2,904	$1,158	151%
Operating profit	233	45	418%
Operating margin	8.0%	3.9%

The 151% increase in sales in 2008 over 2007 for the Electrical Rest of World segment consisted of 150% from acquisitions of businesses, primarily Moeller, Phoenixtec and the MGE small systems UPS business, and 2% from organic growth, partially offset by a 1% decline in foreign exchange. End market growth for the Electrical Rest of World segment slowed in the second half of 2008 reflecting the global economic recession.
Operating profit rose 418% in 2008 over 2007, and operating margin rose to 8.0%. The increase in operating profit was largely due to results of acquired businesses, other growth in sales and continued productivity improvements. Operating profit was reduced by acquisition integration charges of $43 in 2008 compared to charges of $12 in 2007, which reduced the operating margin by 1.5% and 1.0% in 2008 and 2007, respectively. Acquisition integration charges in 2008 primarily related to Moeller, Phoenixtec and the MGE small systems UPS business. Charges in 2007 related to MGE small systems UPS business, Schreder-Hazemeyer, Senyuan and Powerware. The incremental operating margin for 2008 (the increase in operating profit compared to the increase in sales) was 11%. The operating margin for acquired businesses for 2008 was 14%.
Businesses acquired during 2008 in the Electrical Rest of World segment included the following:
•	On July 31, 2008, PK Electronics, a Belgium-based distributor and service provider of single phase and three-phase uninterruptible power supply (UPS) systems, was acquired. This business had sales of $9 for 2007.

•	On April 4, 2008, The Moeller Group, a Germany-based business which is a leading supplier of electrical components for commercial and residential building applications and industrial controls for industrial equipment applications, was acquired. This business had sales of €1.02 billion for 2007.

•	On March 31, 2008, Balmen Electronic, S.L., a Spain-based distributor and service provider of uninterruptible power supply (UPS) systems, was acquired. This business had sales of $6 for 2007.

•	On February 26, 2008, Phoenixtec Power Company Ltd., a Taiwan-based manufacturer of single and three-phase uninterruptible power supply (UPS) systems, was acquired. This business had sales of $515 for 2007.
Hydraulics

	2008	2007	Increase
Net sales	$2,523	$2,391	6%
Operating profit	285	265	8%
Operating margin	11.3%	11.1%
The 6% increase in sales in 2008 over 2007 for the Hydraulics segment consisted of 3% from foreign exchange, 2% from organic growth and 1% from acquisitions of businesses. Global hydraulics end markets were stronger in the early part of 2008 led by growth in Asia Pacific markets. However, global hydraulics markets declined markedly in the fourth quarter of 2008, led by steep production cutbacks by customers around the world.
Operating profit rose 8% in 2008 over 2007, and operating margin increased to 11.3%. The increase in operating profit was due to growth in sales, the benefits of integrating acquired businesses, and an overall improvement in operating efficiencies. Operating profit was reduced by acquisition integration charges of $6 in 2008 compared to charges of $12 in 2007, which reduced the operating margin by 0.2% and 0.5% in 2008 and 2007, respectively. Acquisition integration charges in 2008 primarily related to Ronningen-Petter and Synflex. Charges in 2007 largely related to Synflex, Hayward and Walterscheid. The incremental operating margin for 2008 was 15%.
On October 2, 2008, Integ Holdings Limited, the parent company of Integrated Hydraulics Ltd., a U.K.-based manufacturer of screw-in cartridge valves, custom-engineered hydraulic valves and manifold systems, was acquired. The business had sales of $52 in 2007.

Aerospace

	2008	2007	Increase
Net sales	$1,811	$1,594	14%
Operating profit	283	233	21%
Operating margin	15.6%	14.6%
The 14% increase in sales in 2008 over 2007 for the Aerospace segment consisted of 13% from organic growth and 2% from acquisitions of businesses, partially offset by a decrease of 1% from foreign exchange. Aerospace end market growth in 2008 was led by non-U.S markets, driven by strong deliveries from Airbus, while U.S. markets were flat, due to a decline in deliveries of new aircraft from Boeing as a result of a strike at its manufacturing operations.
Operating profit rose 21% in 2008 over 2007. The increase in operating profit was due to growth in sales, the benefits of integrating acquired businesses, and an overall improvement in operating efficiencies. Operating profit was reduced by acquisition integration charges of $20 in 2008 compared to charges of $39 in 2007, which reduced the operating margin by 1.1% and 2.4% in 2008 and 2007, respectively. Acquisition integration charges in 2008 and 2007 primarily related to Argo-Tech, PerkinElmer and Cobham. Despite inefficiencies incurred as a result of the Boeing strike, this segment earned a 15.6% operating margin in 2008. The incremental operating margin for 2008 was 23%.
Truck

	2008	2007	Increase (Decrease)
Net sales	$2,251	$2,147	5%
Operating profit	315	357	(12)%
Operating margin	14.0%	16.6%
Sales of the Truck segment increased 5% in 2008 over 2007. The increase consisted of 2% from organic growth and 3% from foreign exchange. End markets were mixed in 2008, with U.S. markets broadly lower, while certain international markets grew.
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
The 13% decrease in sales of the Automotive segment in 2008 from 2007 reflected a 15% decrease in sales volume, partially offset by a 2% increase from foreign exchange. In 2008, global automotive markets declined. U.S. markets led the decline, which was partially offset by growth in Asia Pacific and Latin America markets. The North American markets were weak throughout 2008, and Europe, Brazil and China also weakened dramatically during the year. In addition, the strike at a major U.S. automotive supplier was not fully resolved until very late in the second quarter of 2008, further reducing automotive production in the U.S. in 2008. Additionally, due to the economic downturn in the fourth quarter of 2008, automotive markets dropped sharply around the world, with automotive unit production in the fourth quarter declining significantly.
Operating profit decreased 75% in 2008 from 2007, largely due to the decline in sales volume and changes in product mix. The sharp slowdown in end markets in 2008, as well as continued shifts in mix to smaller vehicles in the U.S., resulted in the inability of this business to absorb fixed manufacturing costs, which severely impacted operating profit. The sudden drop in sales volume during the fourth quarter of 2008 created significant additional manufacturing inefficiencies and necessitated significant reductions in personnel. In addition, an action was taken in 2008 to close the Massa, Italy, valve actuation plant, which resulted in a charge of $27. Operating profit was also reduced by acquisition integration charges of $3 in 2008 as compared to $1 in 2007, which reduced operating margin by 0.2% in 2008 and 0.1% in 2007. Acquisition integration charges in 2008 related to Saturn and the engine valve business of Kirloskar Oil Engines Ltd. Charges in 2007 related to Saturn.

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
Corporate
Amortization of intangible assets was $161 in 2008 compared to $79 in 2007. The increase reflected amortization of intangible assets associated with recently acquired businesses, primarily the Moeller, Phoenixtec and MGE small systems UPS electrical businesses.
Interest expense was $157 in 2008 compared to $147 in 2007. The increase was primarily due to borrowings to finance recently acquired businesses, primarily the Moeller, Phoenixtec, MGE small systems UPS electrical businesses, and Argo-Tech.
Corporate pension & other postretirement benefit expense was $141 in 2008 compared to $164 in 2007. The decrease was primarily due to the effect of updated actuarial assumptions.

QUARTERLY DATA (unaudited)

	Quarter ended in 2009				Quarter ended in 2008
(Millions except for per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Continuing operations
Net sales	$3,131	$3,028	$2,901	$2,813	$3,487	$4,114	$4,279	$3,496
Gross profit	890	850	712	639	861	1,150	1,210	964
Percent of net sales	28.4%	28.1%	24.5%	22.7%	24.7%	28.0%	28.3%	27.6%
Income (loss) before income taxes	170	166	30	(63)	136	357	358	289
Income (loss) after income taxes	$212	$194	$31	$(52)	$165	$318	$337	$247
Income from discontinued operation								3

Net income (loss)	212	194	31	(52)	165	318	337	250
Adjustment of net income (loss) for noncontrolling interests	(1)	(1)	(2)	2	(2)	(3)	(4)	(3)

Net income (loss) attributable to common shareholders	$211	$193	$29	$(50)	$163	$315	$333	$247

Net income (loss) per common share - diluted
Continuing operations	$1.25	$1.14	$.17	$(.30)	$.98	$1.87	$2.03	$1.62
Discontinued operations								.02

Total	$1.25	$1.14	$.17	$(.30)	$.98	$1.87	$2.03	$1.64

Net income (loss) per common share - basic
Continuing operations	$1.27	$1.16	$.17	$(.30)	$.98	$1.90	$2.07	$1.65
Discontinued operations								.02

Total	$1.27	$1.16	$.17	$(.30)	$.98	$1.90	$2.07	$1.67

Cash dividends paid per common share	$.50	$.50	$.50	$.50	$.50	$.50	$.50	$.50

Market price per common share
High	$67.06	$60.65	$49.75	$53.34	$54.58	$84.33	$96.69	$96.18
Low	53.95	40.28	36.04	30.02	38.78	53.77	78.94	77.55

Earnings per common share for the four quarters in a year may not equal full year earnings per share.

Significant non-recurring adjustments included in income (loss) before income taxes are as follows:

Workforce reduction charges	$(26)	$(22)	$(69)	$(65)
Acquisition integration charges	(27)	(19)	(15)	(21)	$(26)	$(21)	$(17)	$(13)
Plant closing charge					(27)

TEN-YEAR CONSOLIDATED FINANCIAL SUMMARY

(Millions except for per share data)	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
Continuing operations
Net sales	$11,873	$15,376	$13,033	$12,232	$10,874	$9,547	$7,796	$6,983	$7,092	$8,103
Income before income taxes	303	1,140	1,055	979	969	756	475	378	257	528
Income after income taxes	$385	$1,067	$973	$907	$788	$633	$368	$272	$158	$350
Percent of net sales	3.2%	6.9%	7.5%	7.4%	7.2%	6.6%	4.7%	3.9%	2.2%	4.3%
Income from discontinued operations		3	35	53	22	22	30	23	19	111

Net income	385	1,070	1,008	960	810	655	398	295	177	461
Adjustment of net income for noncontrolling interests	(2)	(12)	(14)	(10)	(5)	(7)	(12)	(14)	(8)	(8)

Net income attributable to common shareholders	$383	$1,058	$994	$950	$805	$648	$386	$281	$169	$453

Net income per common share - diluted
Continuing operations	$2.27	$6.50	$6.38	$5.87	$5.08	$3.99	$2.36	$1.80	$1.07	$2.36
Discontinued operations		.02	.24	.35	.15	.14	.20	.16	.13	.76

Total	$2.27	$6.52	$6.62	$6.22	$5.23	$4.13	$2.56	$1.96	$1.20	$3.12

Average number of common shares outstanding - diluted	167.9	162.3	150.3	152.9	154.0	157.1	150.5	143.4	141.0	145.2
Net income per common share - basic
Continuing operations	$2.31	$6.58	$6.51	$5.97	$5.21	$4.10	$2.40	$1.82	$1.08	$2.39
Discontinued operations		.02	.24	.35	.15	.14	.21	.17	.14	.77

Total	$2.31	$6.60	$6.75	$6.32	$5.36	$4.24	$2.61	$1.99	$1.22	$3.16

Average number of common shares outstanding - basic	166.4	160.2	147.3	150.2	150.2	153.1	147.9	141.2	138.8	143.6

Cash dividends paid per common share	$2.00	$2.00	$1.72	$1.48	$1.24	$1.08	$.92	$.88	$.88	$.88

Total assets	$16,282	$16,655	$13,430	$11,417	$10,218	$9,075	$8,223	$7,138	$7,646	$8,180
Long-term debt	3,349	3,190	2,432	1,774	1,830	1,734	1,651	1,887	2,252	2,447
Total debt	3,467	4,271	3,417	2,586	2,464	1,773	1,953	2,088	2,440	3,004
Eaton shareholders’ equity	6,777	6,317	5,172	4,106	3,778	3,606	3,117	2,302	2,475	2,410
Eaton shareholders’ equity per common share	$40.78	$38.28	$35.42	$28.07	$25.44	$23.52	$20.37	$16.30	$17.80	$17.64
Common shares outstanding	166.2	165.0	146.0	146.3	148.5	153.3	153.0	141.2	139.0	136.6

Eaton Corporation
2009 Annual Report on Form 10-K
Exhibit Index
3	(i)	Amended Articles of Incorporation (amended and restated as of April 24, 2008) - Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

3	(ii)	Amended Regulations (amended and restated as of April 23, 2008) - Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

4	(a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10		Material contracts
(a)	Senior Executive Incentive Compensation Plan (effective January 1, 2008) - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(b)	Executive Incentive Compensation Plan (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

(c)	2005 Non-Employee Director Fee Deferral Plan (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(d)	Deferred Incentive Compensation Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(e)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(f)	Incentive Compensation Deferral Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(g)	Limited Eaton Service Supplemental Retirement Income Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(h)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(i)	Form of Restricted Share Unit Agreement (2 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(j)	Form of Restricted Share Unit Agreement (4 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(k)	Form of Restricted Share Agreement (2 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(l)	Form of Restricted Share Agreement (4 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(m)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

(n)	Form of Stock Option Agreement for Executives (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(o)	Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

(p)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(q)	2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

(r)	2004 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

(s)	2008 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(t)	2009 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 2009

(u)	Plan for the Deferred Payment of Directors’ Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002, February 24, 2004, December 8, 2004 and, in certain respects, January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(v)	1996 Non-Employee Director Fee Deferral Plan (amended and restated effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

(w)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(x)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(y)	Form of Indemnification Agreement entered into with directors of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed January 26, 2007

(z)	Executive Strategic Incentive Plan (amended and restated January 1, 2008) - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(aa)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(bb)	Supplemental Executive Strategic Incentive Plan (effective as of June 25, 2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(cc)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Filed in conjunction with this Form 10-K Report*

(dd)	1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

(ee)	Incentive Compensation Deferral Plan (amended and restated October 1, 1997) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

(ff)	Trust Agreement - Officers and Employees (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(gg)	Trust Agreement - Non-employee Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(hh)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ii)	1991 Stock Option Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ll)	Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007
12	Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14	Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21	Subsidiaries of Eaton Corporation - Filed in conjunction with this Form 10-K Report *
23	Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24	Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *
101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, (ii) Consolidated Balance Sheets at December 31, 2009 and 2008, (iii) Statements of Consolidated Cash Flows for the years ended December 31, 2009, 2008 and 2007 (iv) Notes to Consolidated Financial Statements for the year ended December 31, 2009.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.