Form 10-Q
period 2010-03-31
EATON CORP
filed 2010-04-28
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
There were 167.6 million Common Shares outstanding as of March 31, 2010.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
EATON CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31
(Millions except for per share data)	2010	2009
Net sales	$3,103	$2,813

Cost of products sold	2,201	2,174
Selling & administrative expense	587	558
Research & development expense	101	98
Interest expense-net	35	37
Other (income) expense-net	(8)	9

Income (loss) before income taxes	187	(63)
Income tax expense (benefit)	31	(11)

Net income (loss)	156	(52)
Adjustment of net income (loss) for noncontrolling interests	(1)	2

Net income (loss) attributable to common shareholders	$155	$(50)

Net income (loss) per common share — diluted	$0.91	$(0.30)
Average number of common shares outstanding — diluted	169.6	166.1

Net income (loss) per common share — basic	$0.92	$(0.30)
Average number of common shares outstanding — basic	167.1	166.1

Cash dividends paid per common share	$.50	$.50
See accompanying notes.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Millions)	2010	2009
Current assets
Cash	$151	$340
Short-term investments	338	433
Accounts receivable	2,052	1,899
Inventories	1,374	1,326
Deferred income taxes & other current assets	565	526

Total current assets	4,480	4,524

Property, plant & equipment-net	2,349	2,445
Goodwill	5,304	5,435
Other intangible assets	2,333	2,441
Deferred income taxes & other long-term assets	1,381	1,437

Total assets	$15,847	$16,282

Current liabilities
Short-term debt	$90	$113
Current portion of long-term debt	5	5
Accounts payable	1,135	1,057
Accrued compensation	286	256
Other current liabilities	1,254	1,258

Total current liabilities	2,770	2,689

Long-term debt	3,347	3,349
Pension liabilities	1,255	1,586
Other postretirement benefits liabilities	759	754
Deferred income taxes & other long-term liabilities	994	1,086

Equity
Eaton shareholders’ equity	6,683	6,777
Noncontrolling interests	39	41

Total equity	6,722	6,818

Total liabilities & equity	$15,847	$16,282

See accompanying notes.

EATON CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31
(Millions)	2010	2009
Net cash provided by (used in) operating activities
Net income (loss)	$156	$(52)
Adjustments to reconcile to net cash (used in) provided by operating activities
Depreciation & amortization	141	139
Contributions to pension plans	(326)	(61)
Changes in working capital	(172)	40
Other-net	39	29

Net cash (used in) provided by operating activities	(162)	95

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(38)	(48)
Sales of short-term investments-net	96	53
Other-net	8	(17)

Net cash provided by (used in) investing activities	66	(12)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months — proceeds	25	555
Borrowings with original maturities of more than three months — payments	(1)	(300)
Borrowings (payments) with original maturities of less than three months-net, primarily commercial paper	(47)	(318)
Cash dividends paid	(84)	(83)
Cash from exercise of employee stock options	23	7
Other-net	2	1

Net cash used in financing activities	(82)	(138)

Effect of foreign exchange rate changes on cash	(11)	12

Total decrease in cash	(189)	(43)
Cash at the beginning of the year	340	188

Cash at the end of the period	$151	$145

See accompanying notes.

EATON CORPORATION
NOTES TO THE FIRST QUARTER 2010 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Millions of dollars and shares unless indicated otherwise (per share data assume dilution)
PREPARATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements of Eaton Corporation (Eaton) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. Management has evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended March 31, 2010. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2009 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.
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
	September 1, 2009	Electrical Rest of World	$33 for 2008

SEG Middle East Power Solutions & Switchboard Manufacture LLC
A 49%-owned joint venture in Abu Dhabi that manufactures low voltage switchboards and control panel assemblies for use in the Middle East power generation and industrial markets
	July 2, 2009	Electrical Rest of World	$10 for 2008
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

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2010	329	$11	$1	$12
Utilized	(169)	(4)		(4)

Balance at March 31, 2010	160	$7	$1	$8

ACQUISITION INTEGRATION, WORKFORCE REDUCTION & PLANT CLOSING CHARGES
Acquisition Integration Charges
In 2010 and 2009, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recognized as expense as incurred. A summary of these charges follows:

	Three months ended
	March 31
	2010	2009
Electrical Americas	$1	$1
Electrical Rest of World	7	16
Hydraulics		1
Aerospace	1	2
Automotive		1

Pretax charges	$9	$21

After-tax charges	$6	$14
Per common share	$.04	$.08
Charges in 2010 were related primarily to Moeller and Phoenixtec. Charges in 2009 were related primarily to Integrated Hydraulics, Kirloskar, Moeller, Phoenixtec and Argo-Tech.
Workforce Reduction Charges
Eaton took significant actions in 2009 to reduce its workforce in response to the severe economic downturn. The reductions total approximately 17% of the full-time workforce. These actions resulted in the recognition of severance and pension and other postretirement benefits expense of $65 in the first quarter of 2009.
Summary of Acquisition Integration, Workforce Reduction & Plant Closing Liabilities
A summary of liabilities related to acquisition integration, workforce reduction, and plant closing charges follows:

			Plant
	Workforce reductions		closing
	Employees	Dollars	& other	Total
Balance at January 1, 2010	1,418	$43	$12	$55
Liabilities recognized		1	8	9
Utilized	(523)	(14)	(10)	(24)

Balance at March 31, 2010	895	$30	$10	$40

These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.

RETIREMENT BENEFIT PLANS EXPENSE
The components of retirement benefits expense follow:

	Three months ended March 31
			Other
			postretirement
	Pension benefits		benefits
	2010	2009	2010	2009
Service cost	$(29)	$(32)	$(4)	$(4)
Interest cost	(50)	(49)	(11)	(12)
Expected return on plan assets	54	48
Amortization	(15)	(13)	(3)	(1)

	(40)	(46)	(18)	(17)
Curtailment loss		(4)		(1)
Settlement loss	(5)	(18)

Total expense	$(45)	$(68)	$(18)	$(18)

Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments in 2009 before the limitation went into effect. Total pension settlement expense was $18 in the first quarter of 2009, most of which was attributable to the U.S. pension plans. A portion of the increase was attributable to the workforce reduction in 2009.
INCOME TAXES
During the first quarter of 2010, income tax expense of $31 (an effective tax rate of 16.4%) was recognized compared to an income tax benefit of $11 in the first quarter of 2009 (a tax benefit rate of 17.1%). Income tax expense for the first quarter of 2010 included a non-cash, one-time charge of $23 ($0.14 per common share) to reflect the impact of the Health Care Reform and Education Reconciliation Act on taxation associated with Medicare Part D. Without this one-time charge, income tax expense of $8 (an effective tax rate of 4%) would have been recognized in the first quarter of 2010. Income tax expense for the first quarter of 2010 also reflected a benefit associated with the successful resolution of international tax audit issues, the recognition of other international tax benefits, and a more favorable mix of geographic income. In particular, the income tax rate benefited from higher income in certain international jurisdictions. Included as an offset to the aforementioned income tax benefits that lowered the effective income tax rate in the first quarter of 2010 was an adjustment totaling $29 related to an income tax audit of transfer prices for 2005 to 2009. The Company concluded that the effect of this adjustment was not material to the prior period financial statements, as well as the projected 2010 financial statements.
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

COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) follow:

	Three months ended
	March 31
	2010	2009
Net income (loss)	$156	$(52)

Foreign currency translation & related hedging instruments	(176)	(183)
Cash flow hedges	(4)	23
Pensions & other postretirement benefits	19	25

Other comprehensive (loss)	(161)	(135)

Total comprehensive (loss)	(5)	(187)
Less comprehensive income (loss) attributable to noncontrolling interests	(1)	2

Comprehensive (loss) attributable to common shareholders	$(6)	$(185)

TOTAL EQUITY
The changes in Total equity for the three month periods ended March 31, 2010 and 2009 follow:

	Eaton
	shareholders’	Noncontrolling	Total
	equity	interests	equity
Balance at December 31, 2009	$6,777	$41	$6,818

Net income	155	1	156
Other comprehensive (loss)	(161)		(161)

Total comprehensive income (loss)	(6)	1	(5)
Cash dividends paid	(84)	(3)	(87)
Purchase of shares by deferred compensation trust	(50)		(50)
Issuance of shares under employee benefit plans	46		46

Balance at March 31, 2010	$6,683	$39	$6,722

Balance at December 31, 2008	$6,317	$48	$6,365

Net (loss)	(50)	(2)	(52)
Other comprehensive (loss)	(135)		(135)

Total comprehensive (loss)	(185)	(2)	(187)
Cash dividends paid	(83)	(2)	(85)
Purchase of shares by deferred compensation trust	(2)		(2)
Issuance of shares under employee benefit plans	18		18
Other		(2)	(2)

Balance at March 31, 2009	$6,065	$42	$6,107

INVENTORIES
The components of inventories follow:

	March 31,	December 31,
	2010	2009
Raw materials	$614	$608
Work-in-process & finished goods	866	823

Inventories at FIFO	1,480	1,431
Excess of FIFO over LIFO cost	(106)	(105)

Total inventories	$1,374	$1,326

NET INCOME (LOSS) PER COMMON SHARE
A summary of the calculation of net income (loss) per common share attributable to common shareholders assuming dilution and basic follows:

	Three months ended
	March 31
(Shares in millions)	2010	2009
Net income (loss) attributable to common shareholders	$155	$(50)

Average number of common shares outstanding — diluted	169.6	166.1
Less dilutive effect of stock options and restricted stock awards	2.5

Average number of common shares outstanding — basic	167.1	166.1

Net income (loss) per common share — diluted	$0.91	$(0.30)
Net income (loss) per common share — basic	$0.92	$(0.30)
In the first quarters of 2010 and 2009, 3.6 million and 10.7 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive.
FINANCIAL ASSETS & LIABILITIES MEASURED AT FAIR VALUE
Financial instruments are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:
•	Level 1 — Quoted prices (unadjusted) for identical assets in active markets.
•	Level 2 — Quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 — Unobservable prices or inputs.
A summary of financial instruments recognized at fair value at March 31, 2010, and the fair value measurements used, follows:

				Recognized
	Level 1	Level 2	Level 3	value
Cash	$151			$151
Short-term investments	338			338
Foreign currency forward exchange contracts		$(6)		(6)
Commodity contracts		6		6
Fixed-to-floating interest rate swaps		33		33
Related long-term debt converted to floating interest rates by interest rate swaps		(33)		(33)

Total	$489	$0		$489

Level 2 financial instruments are valued using an industry standard market approach. No financial instruments were recognized using unobservable prices or inputs (Level 3).
Long-term debt and current portion of long-term debt had a carrying value of $3,352 and fair value of $3,643 at March 31, 2010.
Assets of $2,355 related to defined benefit pension plans were also measured at fair value at March 31, 2010.
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
Information as to derivative financial instruments recognized in the Consolidated Balance Sheet follows:

	Fair value of derivative financial
	instruments
	March 31, 2010
	Other		Other
	current	Other long-	current
	assets	term assets	liabilities
Derivatives designated as hedges
Fixed-to-floating interest rate swaps (fair value hedges)		$33
Foreign currency exchange contracts (cash flow hedges)	$5		$6
Commodity contracts (cash flow hedges)	4		1

Total	$9	$33	$7

Derivatives not designated as hedges
Foreign currency exchange contracts	$20		$25
Commodity contracts	3

Total	$23		$25

	Fair value of derivative financial
	instruments
	December 31, 2009
	Other		Other
	current	Other long-	current
	assets	term assets	liabilities
Derivatives designated as hedges
Fixed-to-floating interest rate swaps (fair value hedges)		$29
Foreign currency exchange contracts (cash flow hedges)	$6		$4
Commodity contracts (cash flow hedges)	5

Total	$11	$29	$4

Derivatives not designated as hedges
Foreign currency exchange contracts	$17		$31
Commodity contracts	3

Total	$20		$31

At March 31, 2010, the notional amount related to derivatives designated as hedges in the table above was $985, including $700 of fixed-to-floating interest rate swaps. This compares to $879 of notional value at December 31, 2009, including $700 of fixed-to-floating interest rate swaps.

Amounts recognized in net income follow:

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
	Amount of gain (loss) recognized in net income
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$4	$(19)
Related long-term debt converted to floating interest rates by interest rate swaps	(4)	19
The gains and losses described above were recognized in the Statements of Consolidated Income in Interest expense.
Amounts recognized in Eaton shareholder’s equity follow:

	Three months ended		Three months ended
	March 31, 2010		March 31, 2009
	Amount of gain	Amount of gain	Amount of gain	Amount of gain
	(loss)	(loss)	(loss)	(loss)
	recognized in	reclassified	recognized in	reclassified
	Eaton	from Eaton	Eaton	from Eaton
	shareholders’	shareholders’	shareholders’	shareholders’
	equity	equity	equity	equity
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$(4)	$(1)	$(6)	$(4)
Commodity contracts	(1)	3	12	(10)

Total	$(5)	$2	$6	$(14)

The gains and losses described above that were reclassified from Eaton shareholders’ equity to the Statements of Consolidated Income were recognized in Cost of products sold. As of March 31, 2010, $5 of deferred net gains related to foreign currency exchange contracts and commodity contracts that were recognized in Eaton shareholders’ equity are expected to be reclassified to net income during the next twelve months.

EATON CORPORATION
BUSINESS SEGMENT INFORMATION

	Three months ended
	March 31
	2010	2009
Net sales
Electrical Americas	$802	$859
Electrical Rest of World	608	544
Hydraulics	490	430
Aerospace	376	418
Truck	453	292
Automotive	374	270

Total net sales	$3,103	$2,813

Segment operating profit (loss)
Electrical Americas	$105	$106
Electrical Rest of World	42	(6)
Hydraulics	54	6
Aerospace	49	71
Truck	46	(34)
Automotive	42	(46)

Total segment operating profit	338	97

Corporate
Amortization of intangible assets	(45)	(42)
Interest expense-net	(35)	(37)
Pension & other postretirement benefits expense	(32)	(47)
Stock option expense	(5)	(7)
Other corporate expense–net	(34)	(27)

Income (loss) before income taxes	187	(63)
Income tax expense (benefit)	31	(11)

Net income (loss)	156	(52)
Adjustment of net income (loss) for noncontrolling interests	(1)	2

Net income (loss) attributable to common shareholders	$155	$(50)

Business segment operating profit was reduced by acquisition integration charges as follows:

Electrical Americas	$1	$1
Electrical Rest of World	7	16
Hydraulics		1
Aerospace	1	2
Automotive		1

Total	$9	$21

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS.
EATON CORPORATION
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
This Management’s Discussion & Analysis of Financial Condition & Results of Operations discloses operating earnings (loss), operating earnings (loss) per common share, and operating profit (loss) before acquisition integration charges for each business segment, each of which excludes amounts that differ from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of each of these financial measures to the most directly comparable GAAP measure is included in the Summary of Results for 2010 and in Results by Business Segment. Management’s Discussion & Analysis of Financial Condition & Results of Operations also discloses net income and net income per common share, and operating earnings and operating earnings per common share, before the non-cash, one-time income tax charge of $23 ($.14 per share) related to Medicare Part D, discussed below. Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment.
SUMMARY OF RESULTS OF OPERATIONS FOR 2010 COMPARED TO 2009
Eaton reported net sales of $3.1 billion in the first quarter of 2010, an increase of 10% over the first quarter of 2009. Net income of $155 in the first quarter of 2010 increased $205 over the first quarter of 2009 when a net loss of ($50) was recognized. Net income per common share was $0.91 in the first quarter of 2010 compared to a net loss per share of $(0.30) in the first quarter of 2009. The expanding world economy drove growth in most end markets and the Company’s newly-reset cost structure allowed Eaton to realize strong incremental margins on the increase in sales. Net income included a non-cash, one-time income tax charge of $23 ($0.14 per common share) related to Medicare Part D resulting from the new Health Care Reform and Education Reconciliation Act. Adjusting for this one-time income tax charge, net income was $178, and net income per share was $1.05, in the first quarter of 2010, compared to a net loss of $(50), and a net loss per share of ($0.30), in the first quarter of 2009.
The following are highlights of results for 2010 compared to 2009:

	Three months ended March 31
			Increase	Percentage
	2010	2009	(decrease)	increase

Net sales	$3,103	$2,813	$290	10%
Gross profit	902	639	263	41%
Percent of net sales	29.1%	22.7%
Income (loss) before income taxes	$187	$(63)	$250
Income tax expense (benefit)	31	(11)	(42)

Net income (loss)	156	(52)	208
Adjustment of net income (loss) for noncontrolling interests	(1)	2	(3)

Net income (loss) attributable to common shareholders	$155	$(50)	$205

Net income (loss) per common share — diluted	$0.91	$(0.30)	$1.21
Average common shares outstanding — diluted (in millions)	169.6	166.1

Reconciliation of net income (loss) attributable to common shareholders to operating earnings (loss)
Net income (loss) attributable to common shareholders	$155	$(50)	$205
Excluding acquisition integration charges (after-tax)	6	14	(8)

Operating earnings (loss)	$161	$(36)	$197

Net income (loss) per common share — diluted	$0.91	$(0.30)	$1.21
Per share impact of acquisition integration charges (after-tax)	0.04	0.08	(0.04)

Operating earnings (loss) per common share	$0.95	$(0.22)	$1.17

Net sales in the first quarter of 2010 increased by 10% compared to the first quarter of 2009. The increase included 5% from core sales and 5% from foreign exchange. Eaton’s end markets grew 4% in the first quarter of 2010 compared to the first quarter of 2009. The expanding world economy drove growth in most end markets and the Company’s newly-reset cost structure allowed the Company to realize strong incremental margins on the increase in sales.
Gross profit increased by 41% in the first quarter of 2010 compared to the first quarter of 2009. The increase was primarily due to the increase in net sales discussed above and savings associated with workforce reductions taken in 2009. The improvement in 2010 also reflected pretax charges of $65 for severance and pension and other postretirement benefits expense in the first quarter of 2009 resulting from the workforce reductions taken in 2009.
In the first quarter of 2010, Eaton reported net income of $155 and net income per common share of $0.91, compared to a net loss of $(50) in the first quarter of 2009 and a net loss per share of $(0.30). The increases were primarily due to higher net sales in 2010 and the factors that affected gross profit discussed above. Adjusting for the non-cash, one-time income tax charge of $23 ($0.14 per share) related to Medicare Part D resulting from the new U.S. health care law, net income in 2010 was $178, or $1.05 per share. Before the effect of acquisition integration charges, operating earnings were $161 in the first quarter 2010, or $0.95 per share, compared to an operating loss of $(36) in the first quarter of 2009, or $(0.22) per share. Adjusting for the non-cash, one-time income tax charge related to Medicare Part D, operating earnings in 2010 were $184, or $1.09 per share.
Net cash used by operating activities was $(162) in the first quarter of 2010, a decrease of $257 compared to net cash provided by operations of $95 in the first quarter of 2009. Operating cash flows in 2010 reflected higher net income in the first quarter of 2010 of $156, before the adjustment for noncontrolling interests, compared to a loss of $(52) in the first quarter of 2009. Cash provided by operating activities in the first quarter of 2010 was lowered by $326 of cash contributed to pension plans, compared to $61 in the first quarter of 2009, and a use of cash of $212 resulting from an increase in funding of working capital in the first quarter of 2010 compared to a decrease in working capital in the first quarter of 2009. The increase in working capital funding, primarily accounts receivable and inventory, was due to higher levels of operations resulting from the global economic recovery. Cash and short-term investments totaled $489 at March 31, 2010, a decrease of $284 from $773 at December 31, 2009.
Total debt of $3,442 at March 31, 2010 declined by $25 from $3,467 at December 31, 2009. The decline was primarily due to a $23 reduction of short-term debt during 2010. Short-term debt was reduced through the use of cash generated from operations. The net-debt-to-capital ratio was 30.6% at March 31, 2010 compared to 28.4% at the end of 2009, reflecting the combined effect of the $25 decrease in total debt, the $284 decrease in cash and short-term investments, and the $94 decrease in Eaton shareholders’ equity. The decrease in equity primarily resulted from foreign currency translation adjustments of $176 and cash dividends paid of $84, partially offset by net income of $155.
Net working capital of $1,710 at March 31, 2010 declined by $125 from $1,835 at the end of 2009. The decline was primarily due to the reduction of cash and short-term investments to fund increases in accounts receivable and inventory due to higher levels of operations resulting from the global economic recovery. The current ratio was 1.6 at March 31, 2010 compared to 1.7 at year-end 2009.
As of mid-April 2010, Eaton anticipates its end markets will grow 6% for all of 2010. In general, the Company is seeing the strongest growth in Asia Pacific and Brazil, while many U.S. markets are starting to accelerate and Europe is recovering more modestly.
OTHER RESULTS OF OPERATIONS
Eaton took significant actions in 2009 to reduce its workforce in response to the severe economic downturn. The reductions total approximately 17% of the full-time workforce. These actions resulted in the recognition of severance and pension and other postretirement benefits expense of $65 in the first quarter of 2009. These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
In 2010 and 2009, Eaton incurred charges related to the integration of acquired businesses. These charges, which consisted of plant consolidations and integration, were recognized as expense as incurred. A summary of these charges follows:

	Three months ended
	March 31
	2010	2009
Electrical Americas	$1	$1
Electrical Rest of World	7	16
Hydraulics		1
Aerospace	1	2
Automotive		1

Pretax charges	$9	$21

After-tax charges	$6	$14
Per common share	$.04	$.08

Charges in 2010 were related primarily to Moeller and Phoenixtec. Charges in 2009 were related primarily to Integrated Hydraulics, Kirloskar, Moeller, Phoenixtec and Argo-Tech. The acquisition integration charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
During the first quarter of 2010, income tax expense of $31 (an effective tax rate of 16.4%) was recognized compared to an income tax benefit of $11 in the first quarter of 2009 (a tax benefit rate of 17.1%). Income tax expense for the first quarter of 2010 included a non-cash, one-time charge of $23 ($0.14 per common share) to reflect the impact of the Health Care Reform and Education Reconciliation Act on taxation associated with Medicare Part D. Without this one-time charge, income tax expense of $8 (an effective tax rate of 4%) would have been recognized in the first quarter of 2010. Income tax expense for the first quarter of 2010 also reflected a benefit associated with the successful resolution of international tax audit issues, the recognition of other international tax benefits, and a more favorable mix of geographic income. In particular, the income tax rate benefited from higher income in certain international jurisdictions. Included as an offset to the aforementioned income tax benefits that lowered the effective income tax rate in the first quarter of 2010 was an adjustment totaling $29 related to an income tax audit of transfer prices for 2005 to 2009.
RESULTS BY BUSINESS SEGMENT
Electrical Americas

	Three months ended March 31
	2010	2009	(Decrease)
Net sales	$802	$859	(7)%
Operating profit	105	106	(1)%
Operating margin	13.1%	12.3%
Acquisition integration charges	$1	$1
Before acquisition integration charges
Operating profit	106	107	(1)%
Operating margin	13.2%	12.5%
Sales of the Electrical Americas segment decreased 7% in the first quarter of 2010 compared to the first quarter of 2009. The decrease consisted of 9% in core sales partially offset by a 2% increase from foreign exchange. The decline in sales reflected end markets for this segment that were down 8% in 2010 compared to the first quarter of 2009. Late cycle non-residential end markets declined about 21% in 2010, partially offset by growth in the early cycle power quality, residential, and industrial controls businesses. For all of 2010, Eaton anticipates end markets for this segment will decline by 3%.
Operating profit in the first quarter of 2010 was $105. Excluding acquisition integration charges of $1 in 2010, operating profit was $106. The decrease in operating profit before acquisition integration charges in 2010 from the first quarter of 2009 was largely due to the 7% decrease in sales in 2010 discussed above, partially offset by savings resulting from the workforce reductions taken in 2009.
In April 2010, Eaton won a contract to provide the U.S. Air Force’s Air Logistics Center with power reliability products and turnkey services. Over the five year life of the contract, revenues totaling up to $569 will be split between Eaton and one other supplier.

Electrical Rest of World

	Three months ended March 31
	2010	2009	Increase
Net sales	$608	$544	12%
Operating profit (loss)	42	(6)	NM
Operating margin	6.9%	(1.1)%
Acquisition integration charges	$7	$16
Before acquisition integration charges
Operating profit	49	10	390%
Operating margin	8.1%	1.8%
Sales of the Electrical Rest of World segment increased 12% in the first quarter of 2010 compared to the first quarter of 2009. The increase included 4% from core sales and 8% from foreign exchange. Sales in 2010 reflected accelerating strength in end markets, particularly in Asia Pacific. For all of 2010, Eaton anticipates end markets for this segment will grow by 6%.
Operating profit in the first quarter of 2010 was $42. Excluding acquisition integration charges of $7 in 2010, operating profit was $49. The increase in operating profit before acquisition integration charges in 2010 from the first quarter of 2009 was largely due to the increase in sales in 2010 described above and savings resulting from the workforce reductions taken in 2009.
Hydraulics

	Three months ended March 31
	2010	2009	Increase
Net sales	$490	$430	14%
Operating profit	54	6	800%
Operating margin	11.0%	1.4%
Acquisition integration charges	$0	$1
Before acquisition integration charges
Operating profit	54	7	671%
Operating margin	11.0%	1.6%
Sales of the Hydraulics segment increased 14% in the first quarter of 2010 compared to the first quarter of 2009. The increase included 11% from core sales and 3% from foreign exchange. Global hydraulics markets increased 1% in 2010 compared to the first quarter of 2009, but grew 7% over the fourth quarter of 2009. For all of 2010, Eaton now believes hydraulics markets are likely to grow by 16%.
Operating profit in the first quarter of 2010 was $54. The increase in operating profit before acquisition integration charges in 2010 compared to the first quarter of 2009 was primarily due to the increase in sales in 2010 discussed above and savings resulting from the workforce reductions taken in 2009.
Aerospace

	Three months ended March 31
	2010	2009	(Decrease)
Net sales	$376	$418	(10)%
Operating profit	49	71	(31)%
Operating margin	13.0%	17.0%
Acquisition integration charges	$1	$2
Before acquisition integration charges
Operating profit	50	73	(32)%
Operating margin	13.3%	17.5%
Sales of the Aerospace segment decreased 10% in the first quarter of 2010 compared to the first quarter of 2009. The decrease included 12% from core sales partially offset by an increase of 2% from foreign exchange. Aerospace end markets declined 5% in 2010 compared to the first quarter of 2009. Eaton anticipates global aerospace markets will decline 1% for all of 2010 versus the prior estimate of a 3% decline.
Operating profit in the first quarter of 2010 was $49. Excluding acquisition integration charges of $1 in 2010, operating profit was $50. The decrease in operating profit before acquisition integration charges in 2010 from the first quarter of 2009 was primarily due to the decline in sales in 2010 discussed above.
Truck

	Three months ended March 31
	2010	2009	Increase
Net sales	$453	$292	55%
Operating profit (loss)	46	(34)	NM
Operating margin	10.2%	(11.6)%
Sales of the Truck segment increased 55% in the first quarter of 2010 compared to the first quarter of 2009. The increase included 44% from core sales and 11% from foreign exchange. Global end markets in 2010 increased by 19% over the first quarter of 2009. For all of 2010, Eaton anticipates end markets for this segment will grow by 17%.
Operating profit in the first quarter of 2010 was $46. The increase in operating profit in 2010 from the first quarter of 2009 was primarily due to the increase in sales in 2010 discussed above and the savings resulting from the workforce reductions taken in 2009.
Automotive

	Three months ended March 31
	2010	2009	Increase
Net sales	$374	$270	39%
Operating profit (loss)	42	(46)	NM
Operating margin	11.2%	(17.0)%
Acquisition integration charges	$0	$1
Operating profit (loss)	42	(45)	NM
Operating margin	11.2%	(16.7)%
Sales of the Automotive segment increased 39% in the first quarter of 2010 compared to the first quarter of 2009. The increase included 32% from core sales and 7% from foreign exchange. Global automotive markets were up 46% in 2010 compared to the first quarter of 2009. For all of 2010, Eaton anticipates global automotive markets will grow by 15%, with U.S. production up 31% and non-U.S. production up 6%.
Operating profit in the first quarter of 2010 was $42. The increase in operating profit before acquisition integration charges in 2010 from the first quarter of 2009 was primarily due to the increase in sales in 2010 discussed above and the savings resulting from the workforce reductions taken in 2009.
Corporate
Corporate pension & other postretirement benefit expense of $32 in the first quarter of 2010 declined from $47 in the first quarter of 2009. The decline was primarily due to reduced pension curtailment and settlement losses recognized in 2010 compared to 2009, and charges related to the workforce reduction in 2009.
CHANGES IN FINANCIAL CONDITION DURING 2010
Cash flow and working capital
Net cash used by operating activities was $(162) in the first quarter of 2010, a decrease of $257 compared to net cash provided by operations of $95 in the first quarter of 2009. Operating cash flows in 2010 reflected higher net income in the first quarter of 2010 of $156, before the adjustment for noncontrolling interests, compared to a loss of $(52) in the first quarter of 2009. Cash provided by operating activities in the first quarter of 2010 was lowered by $326 of cash contributed to pension plans, compared to $61 in the first quarter of 2009, and a use of cash of $212 resulting from the net increase in funding of working capital in the first quarter of 2010 compared to a decrease in working capital in the first quarter of 2009. The increase in working capital funding, primarily accounts receivable and inventory, was due to higher levels of operations resulting from the global economic recovery. Cash and short-term investments totaled $489 at March 31, 2010, a decrease of $284 from $773 at December 31, 2009.
Net working capital of $1,710 at March 31, 2010 declined by $125 from $1,835 at the end of 2009. The decline was primarily due to the reduction of cash and short-term investments to fund increases in accounts receivable and inventory due to higher levels of operations resulting from the global economic recovery. The current ratio was 1.6 at March 31, 2010 compared to 1.7 at year-end 2009.
Debt
Total debt of $3,442 at March 31, 2010 declined by $25 from $3,467 at December 31, 2009. The decline was primarily due to a $23 reduction of short-term debt during 2010. Short-term debt was reduced through the use of cash generated from operations. The net-debt-to-capital ratio was 30.6% at March 31, 2010 compared to 28.4% at the end of 2009, reflecting the combined effect of the $25 decrease in total debt, the $284 decrease in cash and short-term investments, and the $94 decrease in Eaton shareholders’ equity. The decrease in equity primarily resulted from foreign currency translation adjustments of $176 and cash dividends paid of $84, partially offset by net income of $155.
CONTRACTUAL OBLIGATIONS
There have been no material changes to the table of contractual obligations presented on page 66 and 67 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2009.
FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the performance in 2010 of Eaton's worldwide end markets. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; stock market and currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk presented on page 66 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES.
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman, Chief Executive Officer and President; and Richard H. Fearon — Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2010.
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
During the first quarter of 2010, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION Registrant
Date: April 28, 2010	/s/ Richard H. Fearon
Richard H. Fearon
Vice Chairman and Chief Financial and Planning Officer

Eaton Corporation
First Quarter 2010 Report on Form 10-Q
Exhibit Index

3(a)	Amended Articles of Incorporation (amended and restated as of April 24, 2008) — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

3(b)	Amended Regulations (amended and restated as of February 24, 2010) — Incorporated by reference to the Form 8-K Report filed February 24, 2010

4	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Income for the three months ended March 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, (iii) Condensed Statements of Consolidated Cash Flows for the three months ended March 31, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2010.
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