Form 10-Q
period 2010-06-30
EATON CORP
filed 2010-07-30
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
There were 167.8 million Common Shares outstanding as of June 30, 2010.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
EATON CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	June 30		June 30
(Millions except for per share data)	2010	2009	2010	2009
Net sales	$3,378	$2,901	$6,481	$5,714

Cost of products sold	2,387	2,189	4,588	4,363
Selling & administrative expense	604	554	1,191	1,112
Research & development expense	103	95	204	193
Interest expense-net	34	41	69	78
Other (income) expense-net	(1)	(8)	(9)	1

Income (loss) before income taxes	251	30	438	(33)
Income tax expense (benefit)	22	(1)	53	(12)

Net income (loss)	229	31	385	(21)
Adjustment of net income (loss) for noncontrolling interests	(3)	(2)	(4)

Net income (loss) attributable to common shareholders	$226	$29	$381	$(21)

Net income (loss) per common share — diluted	$1.33	$.17	$2.24	$(.13)
Average number of common shares outstanding — diluted	170.2	167.6	169.9	166.2

Net income (loss) per common share — basic	$1.35	$.17	$2.27	$(.13)
Average number of common shares outstanding — basic	167.4	166.9	167.2	166.2

Cash dividends paid per common share	$.50	$.50	$1.00	$1.00
See accompanying notes.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Millions)	2010	2009
Current assets
Cash	$249	$340
Short-term investments	538	433
Accounts receivable	2,126	1,899
Inventories	1,386	1,326
Deferred income taxes & other current assets	563	526

Total current assets	4,862	4,524

Property, plant & equipment-net	2,270	2,445
Goodwill	5,125	5,435
Other intangible assets	2,203	2,441
Deferred income taxes & other long-term assets	1,467	1,437

Total assets	$15,927	$16,282

Current liabilities
Short-term debt	$93	$113
Current portion of long-term debt	5	5
Accounts payable	1,229	1,057
Accrued compensation	350	256
Other current liabilities	1,321	1,258

Total current liabilities	2,998	2,689

Long-term debt	3,378	3,349
Pension liabilities	1,217	1,586
Other postretirement benefits liabilities	753	754
Deferred income taxes & other long-term liabilities	971	1,086

Equity
Eaton shareholders’ equity	6,570	6,777
Noncontrolling interests	40	41

Total equity	6,610	6,818

Total liabilities & equity	$15,927	$16,282

See accompanying notes.

EATON CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended
	June 30
(Millions)	2010	2009
Net cash provided by (used in) operating activities
Net income (loss)	$385	$(21)
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation & amortization	277	281
Pension expense	89	174
Contributions to pension plans	(349)	(125)
Changes in working capital	(121)	251
Other-net	26	(117)

Net cash provided by operating activities	307	443

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(101)	(96)
Sales (purchases) of short-term investments-net	(121)	(67)
Other-net	6	(2)

Net cash used in investing activities	(216)	(165)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months — proceeds	55	557
Borrowings with original maturities of more than three months — payments	(27)	(315)
Borrowings (payments) with original maturities of less than three months-net, primarily commercial paper	(48)	(424)
Cash dividends paid	(168)	(167)
Cash from exercise of employee stock options	36	9
Other-net	2	(3)

Net cash used in financing activities	(150)	(343)

Effect of foreign exchange rate changes on cash	(32)	25

Total decrease in cash	(91)	(40)
Cash at the beginning of the year	340	188

Cash at the end of the period	$249	$148

See accompanying notes.

EATON CORPORATION
NOTES TO THE SECOND QUARTER 2010 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Millions of dollars and shares unless indicated otherwise (per share data assume dilution)
PREPARATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements of Eaton Corporation (Eaton) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. Management has evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended June 30, 2010, except as described in the “Acquisitions of Businesses” note below. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2009 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.
ACQUISITIONS OF BUSINESSES
In 2009, Eaton acquired one business and entered into a joint venture. The Statements of Consolidated Income include the results of these businesses from the dates of the transactions. These transactions are summarized below:

	Date of	Business
Acquired business	acquisition	segment	Annual sales
Micro Innovation Holding AG	September 1, 2009	Electrical Rest of World	$33 for 2008
A Switzerland-based manufacturer of human machine interfaces, programmable logic controllers and input/output devices. Eaton acquired the remaining shares to increase its ownership from 50% to 100%.
SEG Middle East Power Solutions & Switchboard Manufacture LLC	July 2, 2009	Electrical Rest of World	$10 for 2008
A 49%-owned joint venture in Abu Dhabi that manufactures low voltage switchboards and control panels assemblies for use in the Middle East power generation and industrial markets.
Subsequent Events — Acquisitions of Businesses
On July 15, 2010, Eaton acquired EMC Engineers, Inc. Headquartered in Denver, Colorado, this business is an energy engineering and energy services company that delivers energy efficiency solutions for a wide range of governmental, educational, commercial and industrial facilities. The firm is a leader in retrofitting and modernizing mechanical, electrical and control systems, as well as energy modeling and analysis, facility commissioning, and energy savings performance contracting. This business had sales of $24 for 2009 and employs approximately 155 people.
On July 12, 2010, Eaton entered into a joint venture with Shanghai Aircraft Manufacturing Co., Ltd. (SAMC), a subsidiary of Commercial Aircraft Corporation of China (COMAC), to support the COMAC C919 single-aisle commercial aircraft program. The joint venture will be based in Shanghai and will focus on the design, development, manufacturing and support of fuel and hydraulic conveyance systems for the global civil aviation market. Total program value for C919 conveyance systems, including aftermarket opportunities, is estimated at $1.8 billion, based on an anticipated volume of 2,500 aircraft. Eaton will own a 49% interest in the joint venture.

ACQUISITION INTEGRATION, WORKFORCE REDUCTION & PLANT CLOSING CHARGES
Acquisition Integration Charges
In 2010 and 2009, Eaton incurred charges related to the integration of acquired businesses. These charges were recognized as expense as incurred. A summary of these charges follows:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Electrical Americas	$1	$2	$2	$3
Electrical Rest of World	7	10	14	26
Hydraulics				1
Aerospace	1	3	2	5
Automotive				1

Pretax charges	$9	$15	$18	$36

After-tax charges	$6	$10	$12	$24
Per common share	$.03	$.06	$.07	$.14
Charges in 2010 were related primarily to Moeller and Phoenixtec. Charges in 2009 were related primarily to Integrated Hydraulics, Kirloskar, Moeller, Phoenixtec and Argo-Tech.
Workforce Reduction Charges
Eaton took significant actions in 2009 to reduce its workforce in response to the severe economic downturn. The reductions totaled approximately 17% of the full-time workforce. These actions resulted in the recognition of severance and pension and other postretirement benefits expense of $69 in the second quarter of 2009 and $134 in the first half of 2009.
Summary of Acquisition Integration, Workforce Reduction & Plant Closing Liabilities
A summary of liabilities related to acquisition integration, workforce reduction, and plant closing charges, follows:

			Plant
	Workforce reductions		closing	Total
	Employees	Dollars	& other	dollars
Balance at December 31, 2009	1,418	$43	$12	$55
Liabilities recognized			18	18
Utilized	(886)	(23)	(20)	(43)

Balance at June 30, 2010	532	$20	$10	$30

These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
RETIREMENT BENEFIT PLANS EXPENSE
The components of retirement benefit plans expense follow:

	Three months ended June 30
			Other
			postretirement
	Pension benefits		benefits
	2010	2009	2010	2009
Service cost	$(30)	$(28)	$(4)	$(4)
Interest cost	(50)	(51)	(12)	(12)
Expected return on plan assets	55	47
Amortization	(15)	(9)	(2)

	(40)	(41)	(18)	(16)
Curtailment loss		(14)
Settlement loss	(4)	(51)

	$(44)	$(106)	$(18)	$(16)

	Six months ended June 30
			Other
			postretirement
	Pension benefits		benefits
	2010	2009	2010	2009
Service cost	$(59)	$(60)	$(8)	$(8)
Interest cost	(100)	(100)	(23)	(24)
Expected return on plan assets	109	95
Amortization	(30)	(22)	(5)	(1)

	(80)	(87)	(36)	(33)
Curtailment loss		(18)		(1)
Settlement loss	(9)	(69)

	$(89)	$(174)	$(36)	$(34)

Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments in 2009 before the limitation went into effect. Total pension settlement expense was $51 in the second quarter of 2009 and $69 in the first half of 2009, most of which was attributable to the U.S. pension plans. A portion of the increase was attributable to the workforce reduction in 2009.
As a result of the workforce reduction in 2009, curtailment expense related to pension plans of $14 was recognized in the second quarter of 2009 and $18 in the first half of 2009. The curtailment expense included recognition of the change in the projected benefit obligation, as well as recognition of a portion of the unrecognized prior service cost.
These charges were primarily included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges were included in Pension & other postretirement benefits expense.
INCOME TAXES
During the second quarter and the first half of 2010, income tax expense of $22 and $53, respectively, was recognized (an effective tax rate of 9.0% in the second quarter and 12.2% in the first half of 2010) compared to income tax benefits of $1 and $12 in the second quarter and the first half of 2009, respectively (a tax benefit rate of 4.8% in the second quarter and 36.6% for the first half of 2009). Income tax expense for the first half of 2010 included a non-cash, one-time charge of $23 ($0.14 per common share) that was recognized in the first quarter of 2010 to reflect the impact of the Health Care Reform and Education Reconciliation Act on taxation associated with Medicare Part D. Without this one-time charge, income tax expense of $30 (an effective tax rate of 6.9%) would have been recognized in the first half of 2010. Income tax expense for the first half of 2010 also reflected a benefit associated with the successful resolution of international tax audit issues; the recognition of state and local income tax attributes involving tax loss carryforwards, tax credits and other temporary differences; the recognition of international tax incentives; and the recognition of other international tax benefits. Included as an offset to the aforementioned income tax benefits that lowered the effective income tax rate in the first half of 2010 was an adjustment totaling $29 that was recognized in the first quarter of 2010 related to an income tax audit of transfer prices for 2005 to 2009. After further analysis of the facts surrounding the income tax audit and related adjustments, the Company recognized a $7 reduction of income tax expense in the second quarter of 2010. The Company concluded that the effect of these adjustments was not material to the prior period financial statements, as well as the projected 2010 financial statements.
MERITOR LITIGATION
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the U.S. District Court for Delaware. The action sought damages, which would be trebled under U.S. antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion is currently pending. Accordingly, an estimate of any potential loss related to this action cannot be made at this time.

COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) follow:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Net income (loss)	$229	$31	$385	$(21)

Foreign currency translation & related hedging instruments	(307)	399	(483)	216
Cash flow hedges	(5)	10	(9)	33
Pensions & other postretirement benefits	28	214	47	239

Other comprehensive income (loss)	(284)	623	(445)	488

Total comprehensive income (loss)	(55)	654	(60)	467
Less comprehensive income (loss) attributable to noncontrolling interests	(3)	(2)	(4)

Comprehensive income (loss) attributable to common shareholders	$(58)	$652	$(64)	$467

TOTAL EQUITY
The changes in Total equity follow:

	Eaton
	shareholders’	Noncontrolling	Total
	equity	interests	equity
Balance at December 31, 2009	$6,777	$41	$6,818

Net income	381	4	385
Other comprehensive income (loss)	(445)		(445)

Total comprehensive income (loss)	(64)	4	(60)

Cash dividends paid	(168)	(5)	(173)
Issuance of shares under employee benefit plans- net	25		25

Balance at June 30, 2010	$6,570	$40	$6,610

	Eaton
	shareholders’	Noncontrolling	Total
	equity	interests	equity
Balance at December 31, 2008	$6,317	$48	$6,365

Net (loss)	(21)		(21)
Other comprehensive income	488		488

Total comprehensive income	467		467

Cash dividends paid	(167)	(4)	(171)
Issuance of shares under employee benefit plans- net	30		30

Balance at June 30, 2009	$6,647	$44	$6,691

INVENTORIES
The components of inventories follow:

	June 30,	December 31,
	2010	2009
Raw materials	$635	$608
Work-in-process & finished goods	859	823

Inventories at FIFO	1,494	1,431
Excess of FIFO over LIFO cost	(108)	(105)

Total inventories	$1,386	$1,326

NET INCOME (LOSS) PER COMMON SHARE
A summary of the calculation of net income (loss) per common share attributable to common shareholders assuming dilution and basic follows:

	Three months ended		Six months ended
	June 30		June 30
(Shares in millions)	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$226	$29	$381	$(21)

Average number of common shares outstanding — diluted	170.2	167.6	169.9	166.2
Less dilutive effect of stock options and restricted stock awards	2.8	.7	2.7

Average number of common shares outstanding — basic	167.4	166.9	167.2	166.2

Net income (loss) per common share — diluted	$1.33	$.17	$2.24	$(.13)
Net income (loss) per common share — basic	$1.35	$.17	$2.27	$(.13)
In the first half of 2010, 3.6 million stock options were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive. This compares to 8.2 million antidilutive stock options for the same period in 2009.
FINANCIAL ASSETS & LIABILITIES RECOGNIZED AT FAIR VALUE
Financial instruments are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:
•	Level 1 — Quoted prices (unadjusted) for identical assets in active markets.

•	Level 2 — Quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Unobservable prices or inputs.
A summary of financial instruments recognized at fair value and the fair value measurements used, follows:

	June 30, 2010
				Recognized
	Level 1	Level 2	Level 3	value
Cash	$249			$249
Short-term investments	538			538
Foreign currency forward exchange contracts		$(4)		(4)
Commodity contracts		(9)		(9)
Fixed-to-floating interest rate swaps		65		65
Related long-term debt converted to floating interest rates by interest rate swaps		(65)		(65)

Total	$787	$(13)	$	$774

Level 2 financial instruments are valued using an industry standard market approach. No financial instruments were recognized using unobservable prices or inputs Level 3.
Long-term debt and current portion of long-term debt had a carrying value of $3,383 and fair value of $3,813 at June 30, 2010.
Assets of $2,129 related to defined benefit pension plans were also measured at fair value at June 30, 2010.
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
Derivative financial instruments are measured at fair value and recognized as assets or liabilities in the Consolidated Balance Sheet. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated, and is effective, as part of a hedging relationship and, if so, on the nature of the hedging activity. Eaton formally documents all relationships between derivative financial instruments accounted for as hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative financial instruments to a recognized asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as:
•	Hedges of the change in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability (a fair value hedge); for these hedges, the gain or loss from the derivative financial instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in income during the period of change in fair value.

•	Hedges of the variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability (a cash flow hedge); for these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Eaton shareholders’ equity and reclassified to income in the same period when the gain or loss on the hedged item is included in income.

•	Hedges of the foreign currency exposure related to a net investment in a foreign operation (a net investment hedge); for these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Eaton shareholders’ equity and reclassified to income in the same period when the gain or loss related to the net investment in the foreign operation is included in income.
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
Information as to the fair value of derivative financial instruments recognized in the Consolidated Balance Sheet follows:

	Fair value at June 30, 2010
	Other		Other
	current	Other long-	current
	assets	term assets	liabilities
Derivatives designated as hedges
Fixed-to-floating interest rate swaps (fair value hedges)		$65
Foreign currency exchange contracts (cash flow hedges)	$4		$3
Commodity contracts (cash flow hedges)			3

Total	$4	$65	$6

Derivatives not designated as hedges
Foreign currency exchange contracts	$21		$26
Commodity contracts	1		7

Total	$22		$33

	Fair value at December 31, 2009
	Other		Other
	current	Other long-	current
	assets	term assets	liabilities
Derivatives designated as hedges
Fixed-to-floating interest rate swaps (fair value hedges)		$29
Foreign currency exchange contracts (cash flow hedges)	$6		$4
Commodity contracts (cash flow hedges)	5

Total	$11	$29	$4

Derivatives not designated as hedges
Foreign currency exchange contracts	$17		$31
Commodity contracts	3

Total	$20		$31

At June 30, 2010, the notional amount related to derivatives designated as hedges in the table above was $1,020, including $700 of fixed-to-floating interest rate swaps. This compares to $879 of notional value at December 31, 2009, including $700 of fixed-to-floating interest rate swaps.
Amounts recognized in net income follow:

	Three months ended June 30
	Gain (loss) recognized in net income
	2010	2009
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$32	$(26)
Related long-term debt converted to floating interest rates by interest rate swaps	(32)	26

	Six months ended June 30
	Gain (loss) recognized in net income
	2010	2009
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$36	$(45)
Related long-term debt converted to floating interest rates by interest rate swaps	(36)	45
The gains and losses described above were recognized in the Statements of Consolidated Income in Interest expense.
Amounts recognized in Eaton shareholder’s equity follow:

	Three months ended June 30
	2010		2009
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	recognized in	reclassified	recognized in	reclassified
	Eaton	from Eaton	Eaton	from Eaton
	shareholders’	shareholders’	shareholders’	shareholders’
	equity	equity	equity	equity
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$5		$7	$(3)
Commodity contracts	(3)	$1	7	(6)

Total	$2	$1	$14	$(9)

	Six months ended June 30
	2010		2009
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	recognized in	reclassified	recognized in	reclassified
	Eaton	from Eaton	Eaton	from Eaton
	shareholders’	shareholders’	shareholders’	shareholders’
	equity	equity	equity	equity
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$1	$(1)	$1	$(7)
Commodity contracts	(4)	4	19	(16)

Total	$(3)	$3	$20	$(23)

The gains and losses described above that were reclassified from Eaton shareholders’ equity to the Statements of Consolidated Income were recognized in Cost of products sold.

EATON CORPORATION
BUSINESS SEGMENT INFORMATION

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Net sales
Electrical Americas	$894	$881	$1,696	$1,740
Electrical Rest of World	665	595	1,273	1,139
Hydraulics	568	425	1,058	855
Aerospace	370	409	746	827
Truck	492	321	945	613
Automotive	389	270	763	540

Total net sales	$3,378	$2,901	$6,481	$5,714

Segment operating profit (loss)
Electrical Americas	$120	$144	$225	$250
Electrical Rest of World	60	16	102	10
Hydraulics	77	14	131	20
Aerospace	48	70	97	141
Truck	59	(3)	105	(37)
Automotive	39	(19)	81	(65)

Total segment operating profit	403	222	741	319

Corporate
Amortization of intangible assets	(43)	(42)	(88)	(84)
Interest expense-net	(34)	(41)	(69)	(78)
Pension & other postretirement benefits expense	(29)	(92)	(61)	(139)
Stock option expense	(2)	(6)	(7)	(13)
Other corporate expense–net	(44)	(11)	(78)	(38)

Income (loss) before income taxes	251	30	438	(33)
Income tax expense (benefit)	22	(1)	53	(12)

Net income (loss)	229	31	385	(21)
Adjustment of net income (loss) for noncontrolling interests	(3)	(2)	(4)

Net income (loss) attributable to common shareholders	$226	$29	$381	$(21)

Segment operating profit was reduced by acquisition integration charges as follows:

Electrical Americas	$1	$2	$2	$3
Electrical Rest of World	7	10	14	26
Hydraulics				1
Aerospace	1	3	2	5
Automotive				1

Total	$9	$15	$18	$36

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
The principal markets for the Truck and Automotive segments are original equipment manufacturers and after-market customers of heavy-, medium- and light-duty trucks, SUVs, CUVs, or passenger cars. Customers are located globally, and most sales are made directly.
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
This Management’s Discussion & Analysis of Financial Condition & Results of Operations discloses operating earnings, operating earnings per common share, and operating profit (loss) before acquisition integration charges for each business segment, each of which excludes amounts that differ from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of each of these financial measures to the most directly comparable GAAP measure is included in the Summary of Results of Operations for 2010 and in Results by Business Segment. This Management’s Discussion & Analysis of Financial Condition & Results of Operations also discloses net income and net income per common share, and operating earnings and operating earnings per common share, before the non-cash, one-time income tax charge of $23 ($.14 per share) related to Medicare Part D, recognized in the first quarter of 2010, as discussed below. Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment.
SUMMARY OF RESULTS OF OPERATIONS FOR 2010 COMPARED TO 2009
Eaton reported net sales of $3.4 billion in the second quarter of 2010 and $6.5 billion in the first half of 2010, increases of 16% and 13% over the second quarter and the first half of 2009, respectively. Net income of $226 in the second quarter of 2010 and $381 in the first half of 2010 increased significantly over net income of $29 in the second quarter of 2009 and a net loss of $(21) in the first half of 2009. Net income per common share was $1.33 in the second quarter of 2010 and $2.24 in the first half of 2010, which also increased significantly over net income per share of $.17 in the second quarter of 2009 and a net loss of ($.13) per share in the first half of 2009. The continued expansion in the global economy drove growth in most of the Company’s end markets and the Company’s newly reset cost structure allowed Eaton to realize strong incremental margins on the increase in sales in 2010. Additionally, net income for the second quarter and the first half of 2010 improved over similar periods in 2009 due to the absence in 2010 of severance and pension and other postretirement benefits expense of $69 in the second quarter of 2009 and $134 in the first half of 2009. Net income in the first half of 2010 included a non-cash, one-time income tax charge of $23 ($.14 per common share) that was recognized in the first quarter of 2010 related to Medicare Part D resulting from the new Health Care Reform and Education Reconciliation Act. Adjusting for this one-time income tax charge, net income in the first half of 2010 was $404, or $2.38 per share, compared to a net loss of $(21) in the first half of 2009, or ($.13) per share.

The following are highlights of results for 2010 compared to 2009:

	Three months ended June 30				Six months ended June 30
			Increase/	%			Increase/	%
	2010	2009	(Decrease)	Increase	2010	2009	(Decrease)	Increase
Net sales	$3,378	$2,901	$477	16%	$6,481	$5,714	$767	13%
Gross profit	991	712	279	39%	1,893	1,351	542	40%
Percent of net sales	29.3%	24.5%			29.2%	23.7%
Income (loss) before income taxes	$251	$30	$221	737%	$438	$(33)	$471
Income tax expense (benefit)	22	(1)	23		53	(12)	65

Net income (loss)	229	31	198	639%	385	(21)	406
Adjustment of net income (loss) for noncontrolling interests	(3)	(2)	(1)		(4)		(4)

Net income (loss) attributable to common shareholders	$226	$29	$197	679%	$381	$(21)	$402

Net income (loss) per common share — diluted	$1.33	$.17	$1.16	682%	$2.24	$(.13)	$2.37
Average common shares outstanding — diluted (in millions)	170.2	167.6	2.6	1.6%	169.9	166.2	3.7

Reconciliation of net income (loss) attributable to common shareholders to operating earnings
Net income (loss) attributable to common shareholders	$226	$29	$197	679%	$381	$(21)	$402
Excluding acquisition integration charges (after-tax)	6	10	(4)		12	24	(12)

Operating earnings	$232	$39	$193	495%	$393	$3	$390

Net income (loss) per common share — diluted	$1.33	$.17	$1.16	682%	$2.24	$(.13)	$2.37
Per share impact of acquisition integration charges (after-tax)	.03	.06	(.03)		.07	.14	(.07)

Operating earnings per common share	$1.36	$.23	$1.13	491%	$2.31	$.01	$2.30

Net sales in the second quarter of 2010 increased by 16% compared to the second quarter of 2009. The increase included 12% growth in end markets and 4% above-market growth, with no impact from foreign exchange.
Net sales in the first half of 2010 increased by 13% compared to the first half of 2009. The increase included 11% from core sales and 2% from foreign exchange.
Gross profit increased by 39% in the second quarter of 2010 compared to the second quarter of 2009, and improved to 29.3% of sales. The increase was primarily due to the increase in sales in the second quarter of 2010 and the Company’s newly reset cost structure, including savings associated with workforce reductions taken in 2009. The improvement in the second quarter of 2010 also reflected the absence of pretax charges of $69 for severance and pension and other postretirement benefits expense in the second quarter of 2009 resulting from work force reductions taken in 2009, a substantial portion of which were recognized in Cost of products sold.
Gross profit increased by 40% in the first half of 2010 compared to the first half of 2009, and improved to 29.2% of sales. The increase was primarily due to the same factors as in the second quarter of 2010. The improvement in the first half of 2010 also reflected the absence of pretax charges of $134 in the first half of 2009 resulting from the work force reductions taken in 2009, a substantial portion of which were recognized in Cost of products sold.
Net income of $226 in the second quarter of 2010, or $1.33 per common share, increased significantly compared to net income of $29 in the second quarter of 2009, or $.17 per share. The increases were primarily due to higher sales in 2010 and the factors that affected gross profit discussed above. Before the effect of acquisition integration charges, operating earnings were $232 in the second quarter of 2010, or $1.36 per share, significantly above operating earnings of $39 in the second quarter of 2009, or $.23 per share.

Net income of $381 in the first half of 2010, or $2.24 per common share, increased significantly over a net loss of $(21) in the first half of 2009, or $(.13) per share, primarily due to the same factors as in the second quarter of 2010. Net income in the first half of 2010 included a non-cash, one-time income tax charge of $23 ($.14 per common share) that was recognized in the first quarter of 2010 related to Medicare Part D resulting from the new Health Care Reform and Education Reconciliation Act. Adjusting for this one-time income tax charge, net income in the first half of 2010 was $404, or $2.38 per share, compared to a net loss of $(21) in the first half of 2009, or ($.13) per share. Before the effect of acquisition integration charges, operating earnings were $393 in the first half of 2010, or $2.31 per share, significantly above operating earnings of $3 in the first half of 2009, or $.01 per share. Adjusting for the non-cash, one-time income tax charge related to Medicare Part D, operating earnings in the first half of 2010 were $416, or $2.45 per share.
Net cash provided by operating activities was $307 in the first half of 2010, a decrease of $136 compared to net cash provided by operating activities of $443 in the first half of 2009. Operating cash flows in 2010 reflected higher net income in the first half of 2010 of $385, before adjusting for noncontrolling interests, compared to the net loss of ($21) in the first half of 2009. Cash provided by operating activities in the first half of 2010 was lowered by contributions to pension plans of $349 compared to $125 in the first half of 2009, and a use of cash of $121 resulting from an increase in funding of working capital in the first half of 2010 compared to a decrease of $251 in working capital in the first half of 2009. The increase in working capital funding in the first half of 2010, primarily accounts receivable and inventory, was due to higher levels of operations in 2010 resulting from the global economic recovery. Cash and short-term investments totaled $787 at June 30, 2010, an increase of $14 from $773 at December 31, 2009.
Total debt of $3,476 at June 30, 2010 increased by $9 from $3,467 at December 31, 2009. The increase was primarily due to an increase in long-term debt of $29, partially offset by a $20 reduction of short-term debt. Short-term debt was reduced through the use of cash generated from operations. The net-debt-to-capital ratio was 29.0% at June 30, 2010 compared to 28.4% at the end of 2009, reflecting the combined effect of the $9 increase in total debt and the $207 decrease in Eaton shareholders’ equity, partially offset by the $14 increase in cash and short-term investments. The decrease in equity primarily resulted from foreign currency translation adjustments of $483 and cash dividends paid of $168, partially offset by net income of $381.
Net working capital of $1,864 at June 30, 2010 increased by $29 from $1,835 at the end of 2009. The increase was primarily due to the net increase in cash and short-term investments, accounts receivable and inventory due to higher levels of operations resulting from the global economic recovery, partially offset by related increases in accounts payable and other current liabilities. Accounts receivable days outstanding declined 1 day from March 2010, and days of inventory on-hand also declined 1 day from March 2010. The current ratio was 1.6 at June 30, 2010 and 1.7 at year-end 2009.
As of mid-July, Eaton anticipates its overall end markets will grow 8% for all of 2010 compared to its earlier forecast of 6%. Although the debt problems in Europe are likely to slow the rate of growth in some European markets, and the rate of economic growth in China has moderated slightly, the Company anticipates solid global growth continuing during the second half of the year.
In light of Eaton’s strong results for the second quarter of 2010 and its improved outlook for the balance of the year, in mid-July the Company increased the quarterly dividend on its common shares by 16%, from $0.50 per share to $0.58 per share.
OTHER RESULTS OF OPERATIONS
In 2010 and 2009, Eaton incurred charges related to the integration of acquired businesses. These charges were recognized as expense as incurred. A summary of these charges follows:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Electrical Americas	$1	$2	$2	$3
Electrical Rest of World	7	10	14	26
Hydraulics				1
Aerospace	1	3	2	5
Automotive				1

Pretax charges	$9	$15	$18	$36

After-tax charges	$6	$10	$12	$24
Per common share	$.03	$.06	$.07	$.14
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
Eaton took significant actions in 2009 to reduce its workforce in response to the severe economic downturn. The reductions totaled approximately 17% of the full-time workforce. These actions resulted in the recognition of severance and pension and other postretirement benefits expense of $69 in the second quarter of 2009 and $134 in the first half of 2009. These charges were primarily included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments in 2009 before the limitation went into effect. Total pension settlement expense was $51 in the second quarter of 2009 and $69 in the first half of 2009, most of which was attributable to the U.S. pension plans. A portion of the increase was attributable to the workforce reduction in 2009. Additionally, as a result of the workforce reduction in 2009, curtailment expense related to pension plans of $14 was recognized in the second quarter of 2009 and $18 in the first half of 2009. The curtailment expense included recognition of the change in the projected benefit obligation, as well as recognition of a portion of the unrecognized prior service cost. These charges were primarily included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges were included in Pension & other postretirement benefits expense.
During the second quarter and the first half of 2010, income tax expense of $22 and $53, respectively, was recognized (an effective tax rate of 9.0% in the second quarter and 12.2% in the first half of 2010) compared to income tax benefits of $1 and $12 in the second quarter and the first half of 2009, respectively (a tax benefit rate of 4.8% in the second quarter and 36.6% in the first half of 2009). Income tax expense for the first half of 2010 included a non-cash, one-time charge of $23 ($0.14 per common share) that was recognized in the first quarter of 2010 to reflect the impact of the Health Care Reform and Education Reconciliation Act on taxation associated with Medicare Part D. Without this one-time charge, income tax expense of $30 (an effective tax rate of 6.9%) would have been recognized in the first half of 2010. Income tax expense for the first half of 2010 also reflected a benefit associated with the successful resolution of international tax audit issues; the recognition of state and local income tax attributes involving tax loss carryforwards, tax credits and other temporary differences; the recognition of international tax incentives; and the recognition of other international tax benefits. Included as an offset to the aforementioned income tax benefits that lowered the effective income tax rate in the first half of 2010 was an adjustment totaling $29 that was recognized in the first quarter of 2010 related to an income tax audit of transfer prices for 2005 to 2009. After further analysis of the facts surrounding the income tax audit and related adjustments, the Company recognized a $7 reduction of income tax expense in the second quarter of 2010.
RESULTS BY BUSINESS SEGMENT
Electrical Americas

	Three months ended June 30			Six months ended June 30
			Increase
	2010	2009	(Decrease)	2010	2009	Decrease
Net sales	$894	$881	1%	$1,696	$1,740	(3)%
Operating profit	120	144	(17)%	225	250	(10)%
Operating margin	13.4%	16.3%		13.3%	14.4%
Acquisition integration charges	$1	$2		$2	$3
Before acquisition integration charges
Operating profit	121	146	(17)%	227	253	(10)%
Operating margin	13.5%	16.6%		13.4%	14.5%
Sales of the Electrical Americas segment increased 1% in the second quarter of 2010 compared to the second quarter of 2009. The increase consisted of a 1% increase from foreign exchange, end markets that declined 2%, and 2% growth above end markets. Late-cycle non-residential markets declined 17% in the second quarter of 2010, while there was continued growth in early-cycle power quality and industrial controls businesses and the start of recovery in mid-cycle businesses.
Sales in the first half of 2010 decreased 3% compared to the first half of 2009. The reduction in sales included a decrease of 5% from core sales, partially offset by an increase of 2% from foreign exchange. The decline reflected end markets that were down in the first half of 2010 compared to the first half of 2009. Late-cycle non-residential end markets declined in the first half of 2010, partially offset by growth in the early-cycle power quality and industrial controls businesses. For all of 2010, Eaton anticipates end markets for this segment are likely to decline by 1%, as the recovery in early- and mid-cycle markets, and the benefits from stimulus programs, will have largely offset the decline in the non-residential market.
Operating profit in the second quarter of 2010 was $120. Excluding acquisition integration charges of $1 in the second quarter of 2010, operating profit was $121 and the operating margin was 13.5%. The decrease in operating profit before acquisition integration charges from the second quarter of 2009 was largely due to the cessation of temporary cost savings measures introduced in 2009 and changes in mix, partially offset by savings resulting from the workforce reductions taken in 2009.
Operating profit in the first half of 2010 was $225. Excluding acquisition integration charges of $2 in the first half of 2010, operating profit was $227 and the operating margin was 13.4%. The decrease in operating profit before acquisition integration charges from the first half of 2009 was primarily due to the same factors as in the second quarter of 2010.

On July 15, 2010, Eaton acquired EMC Engineers, Inc. Headquartered in Denver, Colorado, this business is an energy engineering and energy services company that delivers energy efficiency solutions for a wide range of governmental, educational, commercial and industrial facilities. The firm is a leader in retrofitting and modernizing mechanical, electrical and control systems, as well as energy modeling and analysis, facility commissioning, and energy savings performance contracting. This business had sales of $24 for 2009 and employs approximately 155 people.
In June 2010, Eaton won a contract to design and install a turnkey solar photovoltaic system at the New Mexico Veterans Affairs Health Care System. The scope of the $20 contract includes designing and installing a 3.2 megawatt photovoltaic system throughout the site.
In April 2010, Eaton won a contract to provide the U.S. Air Force’s Air Logistics Center with power reliability products and turnkey services. Over the five year life of the contract, revenues totaling up to $569 will be split between Eaton and one other supplier.
Electrical Rest of World

	Three months ended June 30			Six months ended June 30
	2010	2009	Increase	2010	2009	Increase
Net sales	$665	$595	12%	$1,273	$1,139	12%
Operating profit	60	16	275%	102	10	920%
Operating margin	9.0%	2.7%		8.0%	0.9%
Acquisition integration charges	$7	$10		$14	$26
Before acquisition integration charges
Operating profit	67	26	158%	116	36	222%
Operating margin	10.1%	4.4%		9.1%	3.2%
Sales of the Electrical Rest of World segment increased 12% in the second quarter of 2010 compared to the second quarter of 2009. The increase included 15% from core sales and 1% from acquisitions of businesses, partially offset by a 4% decrease from foreign exchange. End markets for this segment grew 6% in the second quarter of 2010 compared to the second quarter of 2009, with European electrical markets increasing 5% and Asian markets growing 8%.
Sales in the first half of 2010 increased 12% compared to the first half of 2009. The increase included 9% from core sales, 2% from foreign exchange, and 1% from acquisitions of businesses. For all of 2010, Eaton is maintaining its forecast that end markets for this segment will grow 6%.
Operating profit in the second quarter of 2010 was $60. Excluding acquisition integration charges of $7 in the second quarter of 2010, operating profit was $67 and the operating margin improved to 10.1%. The increase in operating profit before acquisition integration charges from the second quarter of 2009 was largely due to the increase in sales in the second quarter of 2010 and savings resulting from the workforce reductions taken in 2009, partially offset by the cessation of temporary cost savings measures introduced in 2009.
Operating profit in the first half of 2010 was $102. Excluding acquisition integration charges of $14 in the first half of 2010, operating profit was $116 and the operating margin improved to 9.1%. The increase in operating profit before acquisition integration charges from the first half of 2009 was primarily due to the same factors as in the second quarter of 2010.
Hydraulics

	Three months ended June 30			Six months ended June 30
	2010	2009	Increase	2010	2009	Increase
Net sales	$568	$425	34%	$1,058	$855	24%
Operating profit	77	14	450%	131	20	555%
Operating margin	13.6%	3.3%		12.4%	2.3%
Acquisition integration charges	$0	$0		$0	$1
Before acquisition integration charges
Operating profit	77	14	450%	131	21	524%
Operating margin	13.6%	3.3%		12.4%	2.5%
Sales of the Hydraulics segment increased 34% in the second quarter of 2010 compared to the second quarter of 2009. The increase resulted from growth in core sales, as global hydraulics markets increased 34% in the second quarter of 2010 compared to the second quarter of 2009, with U.S. markets up 40% and non-U.S. markets up 30%.
Sales for the first half of 2010 increased 24% compared to the first half of 2009. The increase included 22% from core sales and 2% from foreign exchange. The increase was driven by market growth. Eaton believes hydraulics markets will show further growth over the balance of 2010. As a result, it now believes global hydraulics markets for all of 2010 will increase by 26%, an increase above the prior expectation in April of 16%.
Operating profit in the second quarter of 2010 was $77 and the operating margin improved to 13.6%, a significant step up from 11.0% in the first quarter of 2010. The increase in operating profit compared to the second quarter of 2009 was primarily due to the increase in sales in the second quarter of 2010 and savings resulting from the workforce reductions taken in 2009.

Operating profit in the first half of 2010 was $131 and the operating margin improved to 12.4%. The increase in operating profit compared to the first half of 2009 was primarily due to the same factors as in the second quarter of 2010.
In June 2010, Eaton signed a global strategic alliance with Linde Hydraulics of Germany. The strategic alliance adds important products to Eaton’s product offerings and capitalizes on the distribution capabilities of both companies.
Aerospace

	Three months ended June 30			Six months ended June 30
	2010	2009	(Decrease)	2010	2009	(Decrease)
Net sales	$370	$409	(9)%	$746	$827	(10)%
Operating profit	48	70	(31)%	97	141	(31)%
Operating margin	13.0%	17.1%		13.0%	17.1%
Acquisition integration charges	$1	$3		$2	$5
Before acquisition integration charges
Operating profit	49	73	(33)%	99	146	(32)%
Operating margin	13.2%	17.8%		13.3%	17.7%
Sales of the Aerospace segment decreased 9% in the second quarter of 2010 compared to the second quarter of 2009. The reduction consisted of decreases of 8% from core sales and 1% from foreign exchange. Eaton estimates aerospace end markets declined 1% in the second quarter of 2010 compared to the second quarter of 2009.
Sales in the first half of 2010 decreased 10% compared to the first half of 2009, driven by a decline in the commercial aerospace market. For all of 2010, Eaton is maintaining its forecast that the global aerospace market will be down 1%.
Operating profit in the second quarter of 2010 was $48. Excluding acquisition integration charges of $1 in the second quarter of 2010, operating profit was $49 and the operating margin was 13.2%. The decrease in operating profit before acquisition integration charges from the second quarter of 2009 was primarily due to the decline in sales in the second quarter of 2010.
Operating profit in the first half of 2010 was $97. Excluding acquisition integration charges of $2 in the first half of 2010, operating profit was $99 and the operating margin was 13.3%. The decrease in operating profit before acquisition integration charges from the first half of 2009 was primarily due to the same factors as in the second quarter of 2010.
On July 12, 2010, Eaton entered into a joint venture with Shanghai Aircraft Manufacturing Co., Ltd. (SAMC), a subsidiary of Commercial Aircraft Corporation of China (COMAC), to support the COMAC C919 single-aisle commercial aircraft program. The joint venture will be based in Shanghai and will focus on the design, development, manufacturing and support of fuel and hydraulic conveyance systems for the global civil aviation market. Total program value for C919 conveyance systems, including aftermarket opportunities, is estimated at $1.8 billion, based on an anticipated volume of 2,500 aircraft. Eaton will own a 49% interest in the joint venture.
In mid-July, Eaton signed a letter of intent to supply cockpit panel assemblies and the dimming control system for the C919 program. The total value of the assemblies and control system is estimated to exceed $425 over the life of the program, based on an anticipated volume of 2,500 aircraft.
Truck

	Three months ended June 30			Six months ended June 30
	2010	2009	Increase	2010	2009	Increase
Net sales	$492	$321	53%	$945	$613	54%
Operating profit (loss)	59	(3)	NM	105	(37)	NM
Operating margin	12.0%	(0.9)%		11.1%	(6.0)%
Sales of the Truck segment increased 53% in the second quarter of 2010 from the second quarter of 2009. The increase included 47% from core sales and 6% from foreign exchange. The increase reflected global end markets that were up 28% in the second quarter of 2010 over the second quarter of 2009, with U.S. markets up 32% and non-U.S. markets up 24%, as well as strong outgrowth of end markets.
Sales in the first half of 2010 increased 54% compared to the first half of 2009. The increase included 45% from core sales and 9% from foreign exchange. The increase was primarily due to the same factors as in the second quarter of 2010. Eaton expects truck production in the second half of 2010 to increase compared to the first half of the year. Demand in NAFTA for Class 8 trucks is beginning to improve, as freight growth and the aging truck fleet are starting to generate an increase in truck orders. For all of 2010, Eaton now anticipates end markets for this segment will grow by 23%, stronger than earlier expectations.
Operating profit in the second quarter of 2010 was $59 and the operating margin improved to 12.0%. The increase in operating profit from the second quarter of 2009 was primarily due to the increase in sales in the second quarter of 2010 and the savings resulting from the workforce reductions taken in 2009.

Operating profit in the first half of 2010 was $105 and the operating margin improved to 11.1%. The increase in operating profit from the first half of 2009 was primarily due to the same factors as in the second quarter of 2010.
Automotive

	Three months ended June 30			Six months ended June 30
	2010	2009	Increase	2010	2009	Increase
Net sales	$389	$270	44%	$763	$540	41%
Operating profit (loss)	39	(19)	NM	81	(65)	NM
Operating margin	10.0%	(7.0)%		10.6%	(12.0)%
Acquisition integration charges	$0	$0		$0	$1
Before acquisition integration charges
Operating profit	39	(19)	NM	81	(64)	NM
Operating margin	10.0%	(7.0)%		10.6%	(11.9)%
Sales of the Automotive segment increased 44% in the second quarter of 2010 from the second quarter of 2009. The increase included 45% from core sales, partially offset by a 1% decrease from foreign exchange. The increase reflected global automotive markets that were up 34% in the second quarter of 2010 compared to the second quarter of 2009, with U.S. markets up 73% and non-U.S. markets up 15%. Automotive production in the U.S. in the second quarter of 2010 continued at about the same level as in the first quarter, as inventory rebuilding continued.
Sales in the first half of 2010 increased 41% compared to the first half of 2009. The increase in sales included 39% from core sales and 2% from foreign exchange. The increase was primarily due to market growth. Eaton anticipates U.S. production will be slightly lower in the second half of 2010, since inventory levels are now close to normal. For all of 2010, it anticipates global automotive markets will grow by 17%, slightly higher than the previous forecast.
Operating profit in the second quarter of 2010 was $39 and the operating margin improved to 10.0%. The increase in operating profit from the second quarter of 2009 was primarily due to the increase in sales in the second quarter of 2010 and the savings resulting from the workforce reductions taken in 2009.
Operating profit in the first half of 2010 was $81 and the operating margin improved to 10.6%. The increase in operating profit from the first half of 2009 was primarily due to the same factors as in the second quarter of 2010.
Corporate
Corporate pension & other postretirement benefits expense was $29 and $61 in the second quarter and the first half of 2010, respectively, compared to $92 and $139 for the same periods of 2009. The declines were primarily due to decreased pension curtailment and lump sum settlement losses recognized in 2010 compared to 2009, and charges related to the workforce reduction in 2009. Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments in 2009 before the limitation went into effect. Total pension settlement expense was $51 in the second quarter of 2009 and $69 in the first half of 2009, most of which was attributable to the U.S. pension plans. A portion of the increase was attributable to the workforce reduction in 2009. Additionally, as a result of the workforce reduction in 2009, curtailment expense related to pension plans of $14 was recognized in the second quarter of 2009 and $18 in the first half of 2009.
Other corporate expense-net of $44 in the second quarter of 2010 and $78 in the first half of 2010 increased from $11 and $38 in the same periods in 2009, respectively. The increases were primarily due to the reinstatement of corporate costs, and compensation and employee benefits, which had been reduced in 2009 due to the economic recession, as well as an increase in costs in developing regions of the world to support accelerating growth.
CHANGES IN FINANCIAL CONDITION DURING 2009
Cash Flow & Working Capital
Net cash provided by operating activities was $307 in the first half of 2010, a decrease of $136 compared to net cash provided by operating activities of $443 in the first half of 2009. Operating cash flows in 2010 reflected higher net income in the first half of 2010 of $385, before adjusting for noncontrolling interests, compared to the net loss of ($21) in the first half of 2009. Cash provided by operating activities in the first half of 2010 was lowered by contributions to pension plans of $349 compared to $125 in the first half of 2009, and a use of cash of $121 resulting from an increase in funding of working capital in the first half of 2010 compared to a decrease of $251 in working capital in the first half of 2009. The increase in working capital funding in the first half of 2010, primarily accounts receivable and inventory, was due to higher levels of operations in 2010 resulting from the global economic recovery. Cash and short-term investments totaled $787 at June 30, 2010, an increase of $14 from $773 at December 31, 2009.
Net working capital of $1,864 at June 30, 2010 increased by $29 from $1,835 at the end of 2009. The increase was primarily due to the net increase in cash and short-term investments, accounts receivable and inventory due to higher levels of operations resulting from the global economic recovery, partially offset by related increases in accounts payable and other current liabilities. Accounts receivable days outstanding declined 1 day from March 2010, and days of inventory on-hand also declined 1 day from March 2010. The current ratio was 1.6 at June 30, 2010 and 1.7 at year-end 2009.
Debt & Equity
Total debt of $3,476 at June 30, 2010 increased by $9 from $3,467 at December 31, 2009. The increase was primarily due to an increase in long-term debt of $29, partially offset by a $20 reduction of short-term debt. Short-term debt was reduced through the use of cash generated from operations. The net-debt-to-capital ratio was 29.0% at June 30, 2010 compared to 28.4% at the end of 2009, reflecting the combined effect of the $9 increase in total debt and the $207 decrease in Eaton shareholders’ equity, partially offset by the $14 increase in cash and short-term investments. The decrease in equity primarily resulted from foreign currency translation adjustments of $483 and cash dividends paid of $168, partially offset by net income of $381.
In light of Eaton’s strong results for the second quarter of 2010 and its improved outlook for the balance of the year, in mid-July the Company increased the quarterly dividend on its common shares by 16%, from $0.50 per share to $0.58 per share.
CONTRACTUAL OBLIGATIONS
There have been no material changes to the table of contractual obligations presented on page 66 and 67 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2009.
FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the performance in 2010 of Eaton’s worldwide end markets. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; stock market and currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in market risk presented on page 66 of Eaton’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES.
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman, Chief Executive Officer and President; and Richard H. Fearon — Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2010.
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
During the second quarter of 2010, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION Registrant

Date: July 30, 2010	/s/ Richard H. Fearon Richard H. Fearon Vice Chairman and Chief Financial and Planning Officer

Eaton Corporation
Second Quarter 2010 Report on Form 10-Q
Exhibit Index

3 (a)	Amended Articles of Incorporation (amended and restated as of April 24, 2008) — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

3 (b)	Amended Regulations (amended and restated as of April 23, 2008) — Incorporated by reference to the Form 8-K Report filed February 24, 2010

4	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the quarters ended June 30, 2010 and 2009, (ii) Consolidated Statements of Income for the six months ended June 30, 2010 and 2009, (iii) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iv) Condensed Statements of Consolidated Cash Flows for the six months ended June 30, 2010 and 2009 and (v) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2010.
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