Form 10-Q
period 2010-09-30
EATON CORP
filed 2010-10-29
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 168.3 million Common Shares outstanding as of September 30, 2010.

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
EATON CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	September 30		September 30
(Millions except for per share data)	2010	2009	2010	2009
Net sales	$3,571	$3,028	$10,052	$8,742

Cost of products sold	2,480	2,178	7,068	6,541
Selling & administrative expense	651	553	1,842	1,665
Research & development expense	104	99	308	292
Interest expense-net	33	38	102	116
Other (income) expense-net	(2)	(6)	(11)	(5)

Income before income taxes	305	166	743	133
Income tax expense (benefit)	36	(28)	89	(40)

Net income	269	194	654	173
Adjustment of net income for noncontrolling interests	(1)	(1)	(5)	(1)

Net income attributable to common shareholders	$268	$193	$649	$172

Net income per common share — diluted	$1.57	$1.14	$3.80	$1.02
Average number of common shares outstanding — diluted	170.3	169.2	170.0	168.2

Net income per common share — basic	$1.59	$1.16	$3.86	$1.03
Average number of common shares outstanding — basic	167.6	167.0	167.4	166.9

Cash dividends paid per common share	$.58	$.50	$1.58	$1.50
See accompanying notes.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Millions)	2010	2009
Current assets
Cash	$395	$340
Short-term investments	493	433
Accounts receivable	2,332	1,899
Inventories	1,533	1,326
Deferred income taxes & other current assets	600	526

Total current assets	5,353	4,524

Property, plant & equipment-net	2,381	2,445
Goodwill	5,440	5,435
Other intangible assets	2,360	2,441
Deferred income taxes & other long-term assets	1,481	1,437

Total assets	$17,015	$16,282

Current liabilities
Short-term debt	$93	$113
Current portion of long-term debt	5	5
Accounts payable	1,353	1,057
Accrued compensation	437	256
Other current liabilities	1,425	1,258

Total current liabilities	3,313	2,689

Long-term debt	3,406	3,349
Pension liabilities	1,263	1,586
Other postretirement benefits liabilities	748	754
Deferred income taxes & other long-term liabilities	1,036	1,086

Equity
Eaton shareholders’ equity	7,207	6,777
Noncontrolling interests	42	41

Total equity	7,249	6,818

Total liabilities & equity	$17,015	$16,282

See accompanying notes.

EATON CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30
(Millions)	2010	2009
Net cash provided by (used in) operating activities
Net income	$654	$173
Adjustments to reconcile to net cash provided by operating activities
Depreciation & amortization	413	429
Deferred income taxes	(11)	(164)
Pension expense	134	223
Contributions to pension plans	(378)	(209)
Changes in working capital	(70)	553
Other-net	(15)	(102)

Net cash provided by operating activities	727	903

Net cash provided by (used in) investing activities
Expenditures for property, plant & equipment	(207)	(136)
Cash paid for acquisitions of businesses	(172)	(10)
Sales (purchases) of short-term investments-net	(47)	(92)
Other-net	(6)	4

Net cash used in investing activities	(432)	(234)

Net cash provided by (used in) financing activities
Borrowings with original maturities of more than three months
Proceeds	55	557
Payments	(59)	(597)
Borrowings (payments) with original maturities of less than three months-net (primarily commercial paper)	(19)	(425)
Cash dividends paid	(265)	(250)
Other-net	62	14

Net cash used in financing activities	(226)	(701)

Effect of foreign exchange rate changes on cash	(14)	36

Total increase in cash	55	4
Cash at the beginning of the year	340	188

Cash at the end of the period	$395	$192

See accompanying notes.

EATON CORPORATION
NOTES TO THE THIRD QUARTER 2010 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Millions of dollars and shares unless indicated otherwise (per share data assume dilution)
PREPARATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements of Eaton Corporation (Eaton) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of results of operations, financial position, and cash flows for the stated periods. Management has evaluated subsequent events through the date the financial statements were filed with the SEC. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2009 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year.
ACQUISITIONS OF BUSINESSES
In 2010 and 2009, Eaton acquired certain businesses and entered into joint ventures. The Statements of Consolidated Income include the results of these businesses from the dates of the transactions. These transactions are summarized below:

	Date of	Business	Annual
Acquired business	transaction	segment	sales
Wright Line Holding, Inc.	August 25, 2010	Electrical	$101 for year
A U.S. provider of customized enclosures,		Americas	ended
rack systems, and air flow management systems			June 30, 2010
to store, power, and secure mission-critical IT
data center electronics.

EMC Engineers, Inc.	July 15, 2010	Electrical	$24 for 2009
A U.S. energy engineering and energy		Americas
services company that delivers energy efficiency
solutions for a wide range of governmental,
educational, commercial and industrial facilities.

Joint venture agreement to support the COMAC C919	July 12, 2010	Aerospace	New joint
single-aisle commercial aircraft program			venture
A 49%-owned joint venture in China focusing
on the design, development, manufacturing and
support of fuel and hydraulic conveyance systems
for the global civil aviation market.

Micro Innovation Holding AG	September 1, 2009	Electrical	$33 for 2008
A Switzerland-based manufacturer of human		Rest of World
machine interfaces, programmable logic controllers
and input/output devices. Eaton acquired the remaining shares to increase its ownership from
50% to 100%.

SEG Middle East Power Solutions & Switchboard	July 2, 2009	Electrical	$10 for 2008
Manufacture LLC		Rest of
A 49%-owned joint venture in Abu Dhabi		World
that manufactures low voltage switchboards
and control panels assemblies for use in the
Middle East power generation and industrial
markets.

On October 1, 2010, Eaton acquired CopperLogic, Inc., a North American manufacturer of electrical and electromechanical systems. This business had sales of $35 for the year ended August 31, 2010.
ACQUISITION INTEGRATION, WORKFORCE REDUCTION & PLANT CLOSING CHARGES
Acquisition Integration Charges
In 2010 and 2009, Eaton incurred charges related to the integration of acquired businesses. These charges were recognized as expense as incurred. A summary of these charges follows:

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Electrical Americas		$1	$2	$4
Electrical Rest of World	$6	12	20	38
Hydraulics		2		3
Aerospace	1	4	3	9
Automotive				1

Pretax charges	$7	$19	$25	$55

After-tax charges	$4	$12	$16	$36
Per common share	$.03	$.07	$.10	$.21
Charges in 2010 were related primarily to Moeller and Phoenixtec. Charges in 2009 were related primarily to Integrated Hydraulics, Kirloskar, Moeller, Phoenixtec and Argo-Tech.
Workforce Reduction Charges
Eaton took significant actions in 2009 to reduce its workforce in response to the severe economic downturn. The reductions totaled approximately 17% of the full-time workforce. These actions resulted in the recognition of severance and pension and other postretirement benefits expense of $22 in the third quarter of 2009 and $156 in the first nine months of 2009.
Summary of Acquisition Integration, Workforce Reduction & Plant Closing Liabilities
A summary of liabilities related to acquisition integration, workforce reduction, and plant closing charges, follows:

			Plant
	Workforce reductions		closing	Total
	Employees	Dollars	& other	dollars
Balance at December 31, 2009	1,418	$43	$12	$55
Liabilities recognized			25	25
Utilized	(1,157)	(30)	(30)	(60)

Balance at September 30, 2010	261	$13	$7	$20

These charges were included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
RETIREMENT BENEFIT PLANS EXPENSE
The components of retirement benefit plans expense follow:

	Three months ended September 30
			Other postretirement
	Pension benefits		benefits
	2010	2009	2010	2009
Service cost	$(30)	$(26)	$(4)	$(3)
Interest cost	(50)	(51)	(11)	(13)
Expected return on plan assets	54	47
Amortization	(15)	(8)	(3)

	(41)	(38)	(18)	(16)
Curtailment loss		(3)
Settlement loss	(4)	(8)

Total expense	$(45)	$(49)	$(18)	$(16)

	Nine months ended September 30
			Other postretirement
	Pension benefits		benefits
	2010	2009	2010	2009
Service cost	$(89)	$(86)	$(12)	$(11)
Interest cost	(150)	(151)	(34)	(37)
Expected return on plan assets	163	142
Amortization	(45)	(30)	(8)	(1)

	(121)	(125)	(54)	(49)
Curtailment loss		(21)		(1)
Settlement loss	(13)	(77)

Total expense	$(134)	$(223)	$(54)	$(50)

Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments in 2009 before the limitation went into effect. Total pension settlement expense was $51 in the second quarter of 2009 and $77 in the first nine months of 2009, most of which was attributable to the U.S. pension plans. A portion of the increase was attributable to the workforce reduction in 2009.
As a result of the workforce reduction in 2009, curtailment expense related to pension plans of $14 was recognized in the second quarter of 2009 and $21 in the first nine months of 2009. The curtailment expense included recognition of the change in the projected benefit obligation, as well as recognition of a portion of the unrecognized prior service cost.
These charges were primarily included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges were included in Pension & other postretirement benefits expense.
INCOME TAXES
During the third quarter of 2010 and the first nine months of 2010, income tax expense of $36 and $89, respectively, was recognized (an effective tax rate of 11.7% in the third quarter and 12.0% in the first nine months of 2010) compared to income tax benefits of $28 and $40 in the third quarter of 2009 and the first nine months of 2009, respectively (a tax benefit rate of 17.0% in the third quarter and 30.5% for the first nine months of 2009). Income tax expense for the first nine months of 2010 included a non-cash, one-time charge of $23 ($0.14 per common share) that was recorded in the first quarter of 2010 to reflect the impact of the Health Care Reform and Education Reconciliation Act on taxation associated with Medicare Part D. Without this one-time charge, income tax expense of $66 (an effective tax rate of 8.9%) would have been recognized in the first nine months of 2010. Income tax expense for the first nine months of 2010 also reflected a benefit associated with the successful resolution of international tax audit issues; the recognition of state and local income tax attributes involving tax loss carryforwards, tax credits and other temporary differences; the recognition of international tax incentives; and the recognition of other international tax benefits. Included as an offset to the aforementioned income tax benefits that lowered the effective income tax rate in the first nine months of 2010 were adjustments totaling $22 related to an income tax audit of transfer prices for 2005 to 2009. The Company concluded that the effect of these adjustments was not material to the prior period financial statements, as well as the projected 2010 financial statements.
During the third quarter of 2010, Eaton acquired certain businesses and recorded acquired income tax liabilities of $31.
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

COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) follow:

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Net income	$269	$194	$654	$173

Foreign currency translation & related hedging instruments	419	177	(64)	393
Pensions & other postretirement benefits	4	2	51	241
Cash flow hedges	7		(2)	33

Other comprehensive income (loss)	430	179	(15)	667

Total comprehensive income	699	373	639	840
Less comprehensive income attributable to noncontrolling interests	(1)	(1)	(5)	(1)

Comprehensive income attributable to common shareholders	$698	$372	$634	$839

TOTAL EQUITY
The changes in Total equity follow:

	Eaton
	shareholders’	Noncontrolling	Total
	equity	interests	equity
Balance at December 31, 2009	$6,777	$41	$6,818

Net income	649	5	654
Other comprehensive (loss)	(15)		(15)

Total comprehensive income	634	5	639

Cash dividends paid	(265)	(4)	(269)
Issuance of shares under employee benefit plans-net	61		61

Balance at September 30, 2010	$7,207	$42	$7,249

	Eaton
	shareholders’	Noncontrolling	Total
	equity	interests	equity
Balance at December 31, 2008	$6,317	$48	$6,365

Net income	172	1	173
Other comprehensive income	667		667

Total comprehensive income	839	1	840

Cash dividends paid	(250)	(4)	(254)
Issuance of shares under employee benefit plans-net	55		55
Increase in noncontrolling interests due to acquisitions of businesses		1	1

Balance at September 30, 2009	$6,961	$46	$7,007

INVENTORIES
The components of inventories follow:

	September 30,	December 31,
	2010	2009
Raw materials	$682	$608
Work-in-process & finished goods	963	823

Inventories at FIFO	1,645	1,431
Excess of FIFO over LIFO cost	(112)	(105)

Total inventories	$1,533	$1,326

NET INCOME PER COMMON SHARE
A summary of the calculation of net income per common share attributable to common shareholders assuming dilution and basic follows:

	Three months ended		Nine months ended
	September 30		September 30
(Shares in millions)	2010	2009	2010	2009
Net income attributable to common shareholders	$268	$193	$649	$172

Average number of common shares outstanding — diluted	170.3	169.2	170.0	168.2
Less dilutive effect of stock options and restricted stock awards	2.7	2.2	2.6	1.3

Average number of common shares outstanding — basic	167.6	167.0	167.4	166.9

Net income per common share — diluted	$1.57	$1.14	$3.80	$1.02
Net income per common share — basic	$1.59	$1.16	$3.86	$1.03
In the first nine months of 2010, 3.4 million stock options were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive. This compares to 8.1 million antidilutive stock options for the same period in 2009.
FINANCIAL ASSETS & LIABILITIES RECOGNIZED AT FAIR VALUE
Financial instruments are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:
•	Level 1 — Quoted prices (unadjusted) for identical assets in active markets.

•	Level 2 — Quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Unobservable prices or inputs.
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	September 30, 2010
				Recognized
	Level 1	Level 2	Level 3	value
Cash	$395			$395
Short-term investments	493			493
Foreign currency forward exchange contracts		$(9)		(9)
Commodity contracts		11		11
Cross currency swaps		(16)		(16)
Fixed-to-floating interest rate swaps		78		78
Related long-term debt converted to floating interest rates by interest rate swaps		(78)		(78)

Total	$888	$(14)	$	$874

Level 2 financial instruments are valued using an industry standard market approach. No financial instruments were recognized using unobservable prices or inputs Level 3.
Long-term debt and current portion of long-term debt had a carrying value of $3,411 and fair value of $3,894 at September 30, 2010.
Assets related to defined benefit pension plans of $2,373 were also measured at fair value at September 30, 2010.
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
Information as to the fair value of derivative financial instruments recognized in the Consolidated Balance Sheet follows:

	Fair value at September 30, 2010
	Other	Other	Other
	current	long-term	current
	assets	assets	liabilities
Derivatives designated as hedges
Fixed-to-floating interest rate swaps (fair value hedges)		$78
Foreign currency exchange contracts (cash flow hedges)	$6		$4
Commodity contracts (cash flow hedges)	3
Cross currency swaps (net investment hedges)			16

Total	$9	$78	$20

Derivatives not designated as hedges
Foreign currency exchange contracts	$28		$39
Commodity contracts	8

Total	$36		$39

	Fair value at December 31, 2009
	Other	Other	Other
	current	long-term	current
	assets	assets	liabilities
Derivatives designated as hedges
Fixed-to-floating interest rate swaps (fair value hedges)		$29
Foreign currency exchange contracts (cash flow hedges)	$6		$4
Commodity contracts (cash flow hedges)	5

Total	$11	$29	$4

Derivatives not designated as hedges
Foreign currency exchange contracts	$17		$31
Commodity contracts	3

Total	$20		$31

At September 30, 2010, the notional amount related to derivatives designated as hedges in the table above was $1,129, including $640 of fixed-to-floating interest rate swaps. This compares to $879 of notional value at December 31, 2009, including $700 of fixed-to-floating interest rate swaps.
Amounts recognized in net income follow:

	Three months ended September 30
	Gain (loss) recognized in net income
	2010	2009
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$13	$16
Related long-term debt converted to floating interest rates by interest rate swaps	(13)	(16)

	Nine months ended September 30
	Gain (loss) recognized in net income
	2010	2009
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$49	$(29)
Related long-term debt converted to floating interest rates by interest rate swaps	(49)	29
The gains and losses described above were recognized in the Statements of Consolidated Income in Interest expense.
Amounts recognized in Eaton shareholder’s equity follow:

	Three months ended September 30
	2010		2009
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	recognized in	reclassified	recognized in	reclassified
	Eaton	from Eaton	Eaton	from Eaton
	shareholders’	shareholders’	shareholders’	shareholders’
	equity	equity	equity	equity
Derivatives designated as cash flow or net investment hedges
Foreign currency exchange contracts		$(1)	$(3)	$(1)
Commodity contracts	$6		2
Cross currency swaps	(16)

Total	$(10)	$(1)	$(1)	$(1)

	Nine months ended September 30
	2010		2009
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	recognized in	reclassified	recognized in	reclassified
	Eaton	from Eaton	Eaton	from Eaton
	shareholders’	shareholders’	shareholders’	shareholders’
	equity	equity	equity	equity
Derivatives designated as cash flow or net investment hedges
Foreign currency exchange contracts	$1		$(2)	$(8)
Commodity contracts	2	$5	21	(16)
Cross currency swaps	(16)

Total	$(13)	$5	$19	$(24)

The gains and losses described above that were reclassified from Eaton shareholders’ equity to the Statements of Consolidated Income were recognized in Cost of products sold.

EATON CORPORATION
BUSINESS SEGMENT INFORMATION

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Net sales
Electrical Americas	$967	$843	$2,663	$2,583
Electrical Rest of World	707	646	1,980	1,785
Hydraulics	583	418	1,641	1,273
Aerospace	390	394	1,136	1,221
Truck	534	401	1,479	1,014
Automotive	390	326	1,153	866

Total net sales	$3,571	$3,028	$10,052	$8,742

Segment operating profit (loss)
Electrical Americas	$141	$142	$366	$392
Electrical Rest of World	81	45	183	55
Hydraulics	76	18	207	38
Aerospace	60	57	157	198
Truck	74	25	179	(12)
Automotive	39	23	120	(42)

Total segment operating profit	471	310	1,212	629

Corporate
Amortization of intangible assets	(46)	(42)	(134)	(126)
Interest expense-net	(33)	(38)	(102)	(116)
Pension & other postretirement benefits expense	(30)	(36)	(91)	(175)
Stock option expense	(2)	(7)	(9)	(20)
Other corporate expense-net	(55)	(21)	(133)	(59)

Income before income taxes	305	166	743	133
Income tax expense (benefit)	36	(28)	89	(40)

Net income	269	194	654	173
Adjustment of net income for noncontrolling interests	(1)	(1)	(5)	(1)

Net income attributable to common shareholders	$268	$193	$649	$172

Segment operating profit was reduced by acquisition integration charges as follows:

Electrical Americas		$1	$2	$4
Electrical Rest of World	$6	12	20	38
Hydraulics		2		3
Aerospace	1	4	3	9
Automotive				1

Total	$7	$19	$25	$55

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
SUMMARY OF RESULTS OF OPERATIONS FOR 2010 COMPARED TO 2009
Eaton reported net sales of $3.6 billion in the third quarter of 2010 and $10.1 billion in the first nine months of 2010, increases of 18% and 15% over the third quarter and the first nine months of 2009, respectively. Net income of $268 in the third quarter of 2010 and $649 in the first nine months of 2010, increased significantly over net income of $193 in the third quarter of 2009 and $172 in the first nine months of 2009. Net income per common share was $1.57 in the third quarter of 2010 and $3.80 in the first nine months of 2010, which increased 38% and 273%, respectively, over net income per share of $1.14 in the third quarter of 2009 and $1.02 in the first nine months of 2009. The results reflect the continued rebound in Eaton’s end markets in 2010 and the benefits of the substantial changes in the Company’s cost structure implemented over the past two years. Additionally, net income in the third quarter and the first nine months of 2010 improved over similar periods in 2009 due to the absence in 2010 of severance and pension and other postretirement benefits expense of $22 in the third quarter of 2009 and $156 in the first nine months of 2009.

The following are highlights of results for 2010 compared to 2009:

	Three months ended September 30				Nine months ended September 30
			Increase	%			Increase	%
	2010	2009	(Decrease)	Increase	2010	2009	(Decrease)	Increase
Net sales	$3,571	$3,028	$543	18%	$10,052	$8,742	$1,310	15%
Gross profit	1,091	850	241	28%	2,984	2,201	783	36%
Percent of net sales	30.6%	28.1%			29.7%	25.2%
Income before income taxes	$305	$166	$139	84%	$743	$133	$610	459%
Income tax expense (benefit)	36	(28)	64	NM	89	(40)	129	NM

Net income	269	194	75	39%	654	173	481	278%
Adjustment of net income for noncontrolling interests	(1)	(1)			(5)	(1)	(4)

Net income attributable to common shareholders	$268	$193	$75	39%	$649	$172	$477	277%

Net income per common share – diluted	$1.57	$1.14	$.43	38%	$3.80	$1.02	$2.78	273%
Average common shares outstanding – diluted (in millions)	170.3	169.2	1.1	1%	170.0	168.2	1.8	1%

Reconciliation of net income attributable to common shareholders to operating earnings
Net income attributable to common shareholders	$268	$193	$75	39%	$649	$172	$477	277%
Excluding acquisition integration charges (after-tax)	4	12	(8)		16	36	(20)

Operating earnings	$272	$205	$67	33%	$665	$208	$457	220%

Net income per common share – diluted	$1.57	$1.14	$.43	38%	$3.80	$1.02	$2.78	273%
Per share impact of acquisition integration charges (after-tax)	.03	.07	(.04)		.10	.21	(.11)

Operating earnings per common share	$1.60	$1.21	$.39	32%	$3.90	$1.23	$2.67	217%

Net sales in the third quarter of 2010 increased by 18% compared to the third quarter of 2009. The increase was due to an 18% increase in core sales, as a 1% increase from acquisitions was offset by a 1% decline from foreign exchange. End markets increased 14% in the third quarter of 2010.
Net sales in the first nine months of 2010 increased by 15% compared to the first nine months of 2009. The increase included 13% from core sales and 2% from foreign exchange.
Gross profit increased by 28% in the third quarter of 2010 compared to the third quarter of 2009, and improved to 30.6% of sales. The increase was primarily due to the increase in sales in the third quarter of 2010 and the Company’s newly reset cost structure, including savings associated with workforce reductions taken in 2009. The improvement in the third quarter of 2010 also reflected the absence in 2010 of pretax charges of $22 for severance and pension and other postretirement benefits expense in the third quarter of 2009 resulting from work force reductions taken in 2009, a substantial portion of which were recognized in Cost of products sold.
Gross profit increased by 36% in the first nine months of 2010 compared to the first nine months of 2009, and improved to 29.7% of sales. The increase was primarily due to the same factors as in the third quarter of 2010. The improvement in the first nine months of 2010 reflected the absence in 2010 of pretax charges of $156 in the first nine months of 2009 resulting from the work force reductions taken in 2009, a substantial portion of which were recognized in Cost of products sold.

Net income of $268 in the third quarter of 2010 increased 39% compared to net income of $193 in the third quarter of 2009. Net income per share of $1.57 in the third quarter of 2010 increased 38% over $1.14 per share for the third quarter of 2009. The increases were primarily due to higher sales in 2010 and the factors that affected gross profit discussed above. Before the effect of acquisition integration charges, operating earnings were $272 in the third quarter of 2010, or $1.60 per share, significantly above operating earnings of $205 in the third quarter of 2009, or $1.21 per share.
Net income of $649 in the first nine months of 2010 increased 277% over net income of $172 in the first nine months of 2009. Net income per share of $3.80 in the first nine months of 2010 increased 273% over net income per share of $1.02 in the first nine months of 2009. The increases were primarily due to the same factors as in the third quarter of 2010. Net income in the first nine months of 2010 included a non-cash, one-time income tax charge of $23 ($.14 per common share) that was recognized in the first quarter of 2010 related to Medicare Part D resulting from the new Health Care Reform and Education Reconciliation Act. Adjusting for this one-time income tax charge, net income in the first nine months of 2010 was $672, or $3.94 per share, compared to net income of $172 in the first nine months of 2009, or $1.02 per share. Before the effect of acquisition integration charges, operating earnings were $665 in the first nine months of 2010, or $3.90 per share, significantly above operating earnings of $208 in the first nine months of 2009, or $1.23 per share. Adjusting for the non-cash, one-time income tax charge related to Medicare Part D, operating earnings in the first nine months of 2010 were $688, or $4.04 per share.
Net cash provided by operating activities was $727 in the first nine months of 2010, a decrease of $176 compared to net cash provided by operating activities of $903 in the first nine months of 2009. Operating cash flows in 2010 reflected higher net income in the first nine months of 2010 of $654, before adjusting for noncontrolling interests, compared to $173 in the first nine months of 2009. Cash provided by operating activities in the first nine months of 2010 was lowered by contributions to pension plans of $378 compared to $209 in the first nine months of 2009, and a use of cash of $70 resulting from an increase in funding of working capital in the first nine months of 2010 compared to a decrease of $553 in working capital in the first nine months of 2009. The increase in working capital funding in the first nine months of 2010, primarily accounts receivable and inventory, was due to higher levels of operations in 2010 resulting from the global economic recovery.
Total debt of $3,504 at September 30, 2010 increased by $37 from $3,467 at December 31, 2009. The increase was primarily due to an increase in long-term debt of $57, partially offset by a $20 reduction of short-term debt. Short-term debt was reduced through the use of cash generated from operations. The net-debt-to-capital ratio was 26.6% at September 30, 2010 compared to 28.4% at the end of 2009, reflecting the combined effect of the $37 increase in total debt, the $430 increase in Eaton shareholders’ equity and the $115 increase in cash and short-term investments. The increase in equity primarily resulted from net income of $649, partially offset by cash dividends paid of $265.
Net working capital of $2,040 at September 30, 2010 increased by $205 from $1,835 at the end of 2009. The increase was primarily due to a net increase in cash and short-term investments, accounts receivable and inventory due to higher levels of operations resulting from the global economic recovery, partially offset by related increases in accounts payable and other current liabilities. Cash and short-term investments totaled $888 at September 30, 2010, an increase of $115 from $773 at December 31, 2009. Accounts receivable days outstanding was even with the end of 2009, and days of inventory on-hand declined 3 days from the end of 2009. The current ratio was 1.6 at September 30, 2010 and 1.7 at year-end 2009.
On October 1, 2010, Eaton acquired CopperLogic, Inc., a North American manufacturer of electrical and electromechanical systems. This business had sales of $35 for the year ended August 31, 2010.
On August 25, 2010, Eaton acquired Wright Line Holding, Inc. This U.S. business provides customized enclosures, rack systems, and air flow management systems to store, power, and secure mission-critical IT data center electronics. The business had sales of $101 for the year ended June 30, 2010.
On July 15, 2010, Eaton acquired EMC Engineers, Inc. This U.S. business is an energy engineering and energy services company that delivers energy efficiency solutions for a wide range of governmental, educational, commercial and industrial facilities. The firm is a leader in retrofitting and modernizing mechanical, electrical and control systems, as well as energy modeling and analysis, facility commissioning, and energy savings performance contracting. The business had sales of $24 for 2009.
In July 2010, the Company increased the quarterly dividend on its common shares by 16%, from $0.50 per share to $0.58 per share.
As of mid-October, Eaton believes its overall end markets will grow 10% for all of 2010, 2 percentage points higher than expectations at the end of the second quarter of 2010, driven by higher growth in non-U.S. markets.

OTHER RESULTS OF OPERATIONS
In 2010 and 2009, Eaton incurred charges related to the integration of acquired businesses. These charges were recognized as expense as incurred. A summary of these charges follows:

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Electrical Americas		$1	$2	$4
Electrical Rest of World	$6	12	20	38
Hydraulics		2		3
Aerospace	1	4	3	9
Automotive				1

Pretax charges	$7	$19	$25	$55

After-tax charges	$4	$12	$16	$36
Per common share	$.03	$.07	$.10	$.21
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
Eaton took significant actions in 2009 to reduce its workforce in response to the severe economic downturn. The reductions totaled approximately 17% of the full-time workforce. These actions resulted in the recognition of severance and pension and other postretirement benefits expense of $22 in the third quarter of 2009 and $156 in the first nine months of 2009. These charges were primarily included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments in 2009 before the limitation went into effect. Total pension settlement expense was $51 in the second quarter of 2009 and $77 in the first nine months of 2009, most of which was attributable to the U.S. pension plans. A portion of the increase was attributable to the workforce reduction in 2009. Additionally, as a result of the workforce reduction in 2009, curtailment expense related to pension plans of $14 was recognized in the second quarter of 2009 and $21 in the first nine months of 2009. The curtailment expense included recognition of the change in the projected benefit obligation, as well as recognition of a portion of the unrecognized prior service cost. These charges were primarily included in the Statements of Consolidated Income in Cost of products sold or Selling & administrative expense, as appropriate. In Business Segment Information, the charges were included in Pension & other postretirement benefits expense.
During the third quarter of 2010 and the first nine months of 2010, income tax expense of $36 and $89, respectively, was recognized (an effective tax rate of 11.7% in the third quarter and 12.0% in the first nine months of 2010) compared to income tax benefits of $28 and $40 in the third quarter of 2009 and the first nine months of 2009, respectively (a tax benefit rate of 17.0% in the third quarter and 30.5% for the first nine months of 2009). Income tax expense for the first nine months of 2010 included a non-cash, one-time charge of $23 ($0.14 per common share) that was recorded in the first quarter of 2010 to reflect the impact of the Health Care Reform and Education Reconciliation Act on taxation associated with Medicare Part D. Without this one-time charge, income tax expense of $66 (an effective tax rate of 8.9%) would have been recognized in the first nine months of 2010. Income tax expense for the first nine months of 2010 also reflected a benefit associated with the successful resolution of international tax audit issues; the recognition of state and local income tax attributes involving tax loss carryforwards, tax credits and other temporary differences; the recognition of international tax incentives; and the recognition of other international tax benefits. Included as an offset to the aforementioned income tax benefits that lowered the effective income tax rate in the first nine months of 2010 were adjustments totaling $22 related to an income tax audit of transfer prices for 2005 to 2009. The Company concluded that the effect of these adjustments was not material to the prior period financial statements, as well as the projected 2010 financial statements.

RESULTS BY BUSINESS SEGMENT
Electrical Americas

	Three months ended September 30			Nine months ended September 30
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Net sales	$967	$843	15%	$2,663	$2,583	3%
Operating profit	141	142	(1)%	366	392	(7)%
Operating margin	14.6%	16.8%		13.7%	15.2%
Acquisition integration charges	$0	$1		$2	$4
Before acquisition integration charges
Operating profit	141	143	(1)%	368	396	(7)%
Operating margin	14.6%	17.0%		13.8%	15.3%
Sales of the Electrical Americas segment increased 15% in the third quarter of 2010 compared to the third quarter of 2009. The increase included 12% from core sales, 2% from acquisitions of businesses and 1% from foreign exchange. End markets for this segment grew 3% during the third quarter, with good growth in the early- and mid-cycle markets, particularly in power quality and industrial markets, largely offset by the weakness in the non-residential markets.
Sales in the first nine months of 2010 increased 3% compared to the first nine months of 2009. The increase included 1% from core sales and 2% from foreign exchange. The increase reflected in particular strong sales growth in the third quarter of 2010 compared to the third quarter of 2009. Non-residential end markets declined in the first nine months of 2010, partially offset by growth in the power quality and industrial businesses. For all of 2010, Eaton anticipates end markets for this segment will decline by 1%, as the recovery in early- and mid-cycle markets and the benefits from stimulus programs will have largely offset the decline in the non-residential market.
Operating profit in the third quarter of 2010 was $141 and the operating margin was 14.6%. The decrease in operating profit before acquisition integration charges from the third quarter of 2009 was largely due to the cessation of temporary cost savings measures introduced in 2009 and changes in mix, partially offset by savings resulting from the workforce reductions taken in 2009.
Operating profit in the first nine months of 2010 was $366. Excluding acquisition integration charges of $2 in the first nine months of 2010, operating profit was $368 and the operating margin was 13.8%. The decrease in operating profit before acquisition integration charges from the first nine months of 2009 was primarily due to the same factors as in the third quarter of 2010.
On October 1, 2010, Eaton acquired CopperLogic, Inc., a North American manufacturer of electrical and electromechanical systems. This business had sales of $35 for the year ended August 31, 2010.
On August 25, 2010, Eaton acquired Wright Line Holding, Inc. This U.S. business provides customized enclosures, rack systems, and air flow management systems to store, power, and secure mission-critical IT data center electronics. The business had sales of $101 for the year ended June 30, 2010.
On July 15, 2010, Eaton acquired EMC Engineers, Inc. This U.S. business is an energy engineering and energy services company that delivers energy efficiency solutions for a wide range of governmental, educational, commercial and industrial facilities. The firm is a leader in retrofitting and modernizing mechanical, electrical and control systems, as well as energy modeling and analysis, facility commissioning, and energy savings performance contracting. The business had sales of $24 for 2009.
Electrical Rest of World

	Three months ended September 30			Nine months ended September 30
	2010	2009	Increase	2010	2009	Increase
Net sales	$707	$646	9%	$1,980	$1,785	11%
Operating profit	81	45	80%	183	55	233%
Operating margin	11.5%	7.0%		9.2%	3.1%
Acquisition integration charges	$6	$12		$20	$38
Before acquisition integration charges
Operating profit	87	57	53%	203	93	118%
Operating margin	12.3%	8.8%		10.3%	5.2%
Sales of the Electrical Rest of World segment increased 9% in the third quarter of 2010 compared to the third quarter of 2009. The increase included 12% from core sales and 1% from acquisitions of businesses, partially offset by a 4%

decrease from foreign exchange. End markets for this segment grew 9% in the third quarter of 2010 compared to the third quarter of 2009, with European electrical markets up 9% and Asian markets up 10%.
Sales in the first nine months of 2010 increased 11% compared to the first nine months of 2009. The increase included 10% from core sales and 1% from acquisitions of businesses. The increase was primarily due to the same factors as in the third quarter of 2010. For all of 2010, Eaton anticipates end markets for this segment will grow 7%.
Operating profit in the third quarter of 2010 was $81. Excluding acquisition integration charges of $6 in the third quarter of 2010, operating profit was $87 and the operating margin was 12.3%, which represents a significant improvement over the second quarter of 2010. The increase in operating profit before acquisition integration charges from the third quarter of 2009 was largely due to the increase in sales in the third quarter of 2010 and savings resulting from the workforce reductions taken in 2009, partially offset by the cessation of temporary cost savings measures introduced in 2009.
Operating profit in the first nine months of 2010 was $183. Excluding acquisition integration charges of $20 in the first nine months of 2010, operating profit was $203 and the operating margin was 10.3%. The increase in operating profit before acquisition integration charges from the first nine months of 2009 was primarily due to the same factors as in the third quarter of 2010.
Hydraulics

	Three months ended September 30			Nine months ended September 30
	2010	2009	Increase	2010	2009	Increase
Net sales	$583	$418	40%	$1,641	$1,273	29%
Operating profit	76	18	322%	207	38	445%
Operating margin	13.0%	4.3%		12.6%	3.0%
Acquisition integration charges	$0	$2		$0	$3
Before acquisition integration charges
Operating profit	76	20	280%	207	41	405%
Operating margin	13.0%	4.8%		12.6%	3.2%
Sales of the Hydraulics segment increased 40% in the third quarter of 2010 compared to the third quarter of 2009. The increase was driven by global hydraulics markets that grew 44% in 2010 compared to 2009, with U.S. markets up 58% and non-U.S. markets up 34%.
Sales for the first nine months of 2010 increased 29% compared to the first nine months of 2009. The increase included 28% from core sales and 1% from foreign exchange. Eaton believes hydraulics markets will show further improvement in the fourth quarter of 2010, although the rate of growth is likely to be somewhat lower than in the third quarter of 2010. For all of 2010, Eaton now expects hydraulics markets to grow 31%.
Operating profit in the third quarter of 2010 was $76 and the operating margin was 13.0%. The increase in operating profit compared to the third quarter of 2009 was primarily due to the increase in sales in the third quarter of 2010 and savings resulting from the workforce reductions taken in 2009.
Operating profit in the first nine months of 2010 was $207 and the operating margin was 12.6%. The increase in operating profit compared to the first nine months of 2009 was primarily due to the same factors as in the third quarter of 2010.
In June 2010, Eaton signed a global strategic alliance with Linde Hydraulics of Germany. The strategic alliance adds important products to Eaton’s product offerings and capitalizes on the distribution capabilities of both companies.
Aerospace

	Three months ended September 30			Nine months ended September 30
			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Net sales	$390	$394	(1)%	$1,136	$1,221	(7)%
Operating profit	60	57	5%	157	198	(21)%
Operating margin	15.4%	14.5%		13.8%	16.2%
Acquisition integration charges	$1	$4		$3	$9
Before acquisition integration charges
Operating profit	61	61	(0)%	160	207	(23)%
Operating margin	15.6%	15.5%		14.1%	17.0%

Sales of the Aerospace segment decreased 1% in the third quarter of 2010 compared to the third quarter of 2009. The reduction resulted from lower foreign exchange rates, as core sales were flat. In the third quarter of 2010, the commercial aerospace aftermarket started to rebound, with both the U.S. and non-U.S. markets showing modest growth. Eaton estimates aerospace end markets increased 3% in the third quarter of 2010 compared to the third quarter of 2009, with U.S. markets increasing 4% and non-U.S. markets increasing 1%.
Sales in the first nine months of 2010 decreased 7% compared to the first nine months of 2009, driven primarily by a decline in the commercial aerospace market. Eaton expects commercial aftermarket growth to continue at a modest pace over the balance of 2010. For all of 2010, Eaton is forecasting that the global aerospace market will decline 1%.
Operating profit in the third quarter of 2010 was $60. Excluding acquisition integration charges of $1 in the third quarter of 2010, operating profit was $61 and the operating margin was 15.6%. The increase in operating profit before acquisition integration charges from the third quarter of 2009 was primarily due to the savings resulting from the workforce reductions taken in 2009, partially offset by the slight decline in sales in the third quarter of 2010.
Operating profit in the first nine months of 2010 was $157. Excluding acquisition integration charges of $3 in the first nine months of 2010, operating profit was $160 and the operating margin was 14.1%. The decrease in operating profit before acquisition integration charges from the first nine months of 2009 was primarily due to the decline in sales for the first nine months of 2010.
On July 14, 2010, Eaton signed a letter of intent to supply cockpit panel assemblies and the dimming control system for the COMAC C919 single-aisle commercial aircraft program. The total value of the assemblies and control system is estimated to exceed $425 over the life of the program, based on an anticipated volume of 2,500 aircraft.
On July 12, 2010, Eaton entered into a joint venture agreement with Shanghai Aircraft Manufacturing Co., Ltd. (SAMC), a subsidiary of Commercial Aircraft Corporation of China (COMAC), to support the COMAC C919 single-aisle commercial aircraft program. The joint venture will be based in Shanghai and will focus on the design, development, manufacturing and support of fuel and hydraulic conveyance systems for the global civil aviation market. Total program value for C919 conveyance systems, including aftermarket opportunities, is estimated at $1.8 billion, based on an anticipated volume of 2,500 aircraft. Eaton will own a 49% interest in the joint venture.
Truck

	Three months ended September 30			Nine months ended September 30
	2010	2009	Increase	2010	2009	Increase
Net sales	$534	$401	33%	$1,479	$1,014	46%
Operating profit (loss)	74	25	196%	179	(12)	NM
Operating margin	13.9%	6.2%		12.1%	(1.2)%
Sales of the Truck segment increased 33% in the third quarter of 2010 from the third quarter of 2009. The increase included 30% from core sales and 3% from foreign exchange. The increase reflected global end markets that were up 28% in the third quarter of 2010 over the third quarter of 2009, with U.S. markets up 24% and non-U.S. markets up 31%.
Sales in the first nine months of 2010 increased 46% compared to the first nine months of 2009. The increase included 39% from core sales and 7% from foreign exchange. The increase was primarily due to the same factors as in the third quarter of 2010. Eaton expects truck production in the fourth quarter of 2010 will continue to improve, although at a slower rate that in the third quarter of 2010. For all of 2010, Eaton anticipates end markets for this segment will grow 26%.
Operating profit in the third quarter of 2010 was $74 and the operating margin was 13.9%. The increase in operating profit from the third quarter of 2009 was primarily due to the increase in sales in the third quarter of 2010 and the savings resulting from the workforce reductions taken in 2009.
Operating profit in the first nine months of 2010 was $179 and the operating margin was 12.1%. The increase in operating profit from the first nine months of 2009 was primarily due to the same factors as in the third quarter of 2010.

Automotive

	Three months ended September 30			Nine months ended September 30
	2010	2009	Increase	2010	2009	Increase
Net sales	$390	$326	20%	$1,153	$866	33%
Operating profit (loss)	39	23	70%	120	(42)	NM
Operating margin	10.0%	7.1%		10.4%	(4.9)%
Acquisition integration charges	$0	$0		$0	$1
Before acquisition integration charges
Operating profit (loss)	39	23	70%	120	(41)	NM
Operating margin	10.0%	7.1%		10.4%	(4.7)%
Sales of the Automotive segment increased 20% in the third quarter of 2010 from the third quarter of 2009. The increase included 21% from core sales, partially offset by a 1% decrease from foreign exchange. The increase reflected global automotive markets that grew 14% in the third quarter of 2010 compared to the third quarter of 2009, with U.S. markets up 27% and non-U.S. markets up 8%.
Sales in the first nine months of 2010 increased 33% compared to the first nine months of 2009. The increase in sales included 32% from core sales and 1% from foreign exchange. The increase was primarily due to the same factors as in the third quarter of 2010. For all of 2010, Eaton estimates global automotive markets will grow by 24%.
Operating profit in the third quarter of 2010 was $39, an increase of 70% compared to the third quarter of 2009 and the operating margin was 10.0% . The increase in operating profit from the third quarter of 2009 was primarily due to the increase in sales in the third quarter of 2010 and the savings resulting from the workforce reductions taken in 2009.
Operating profit in the first nine months of 2010 was $120 and the operating margin was 10.4%. The increase in operating profit from the first nine months of 2009 was primarily due to the same factors as in the third quarter of 2010.
Corporate
Corporate pension & other postretirement benefits expense was $30 and $91 in the third quarter and the first nine months of 2010, respectively, compared to $36 and $175 for the same periods of 2009. The declines were primarily due to decreased pension curtailment and lump sum settlement losses recognized in 2010 compared to 2009, and charges related to the workforce reduction in 2009. Due to limitations imposed by the Pension Protection Act on pension lump sum distributions, Eaton’s U.S. Qualified Pension Plan became restricted in 2009 from making 100% lump sum payments. As a result, the plan experienced a significant increase in lump sum payments in 2009 before the limitation went into effect. Total pension settlement expense was $51 in the second quarter of 2009 and $77 in the first nine months of 2009, most of which was attributable to the U.S. pension plans. A portion of the increase was attributable to the workforce reduction in 2009. Additionally, as a result of the workforce reduction in 2009, curtailment expense related to pension plans of $14 was recognized in the second quarter of 2009 and $21 in the first nine months of 2009.
Other corporate expense-net of $55 in the third quarter of 2010 and $133 in the first nine months of 2010 increased from $21 and $59 in the same periods in 2009, respectively. The increases were primarily due to an increase in costs to support accelerating global growth, as well as the reinstatement of corporate costs, including compensation and employee benefits, which had been reduced in 2009 due to the economic recession.
CHANGES IN FINANCIAL CONDITION DURING 2010
Cash Flow & Working Capital
Cash flow provided by operating activities, including working capital management, and existing cash and short-term investments are Eaton’s primary sources of liquidity. Net cash provided by operating activities was $727 in the first nine months of 2010, a decrease of $176 compared to net cash provided by operating activities of $903 in the first nine months of 2009. Operating cash flows in 2010 reflected higher net income in the first nine months of 2010 of $654, before adjusting for noncontrolling interests, compared to $173 in the first nine months of 2009. Cash provided by operating activities in the first nine months of 2010 was lowered by contributions to pension plans of $378 compared to $209 in the first nine months of 2009, and a use of cash of $70 resulting from an increase in funding of working capital in the first nine months of 2010 compared to a decrease of $553 in working capital in the first nine months of 2009. The increase in working capital funding in the first nine months of 2010, primarily accounts receivable and inventory, was due to higher levels of operations in 2010 resulting from the global economic recovery.
Net working capital of $2,040 at September 30, 2010 increased by $205 from $1,835 at the end of 2009. The increase was primarily due to a net increase in cash and short-term investments, accounts receivable and inventory due to higher levels of operations resulting from the global economic recovery, partially offset by related increases in accounts payable and other current liabilities. Cash and short-term investments totaled $888 at September 30, 2010, an increase of $115 from $773 at December 31, 2009. Accounts receivable days outstanding was even with the end of 2009, and days of inventory on-hand declined 3 days from the end of 2009. The current ratio was 1.6 at September 30, 2010 and 1.7 at year-end 2009.
Debt & Equity
Total debt of $3,504 at September 30, 2010 increased by $37 from $3,467 at December 31, 2009. The increase was primarily due to an increase in long-term debt of $57, partially offset by a $20 reduction of short-term debt. Short-term debt was reduced through the use of cash generated from operations. The net-debt-to-capital ratio was 26.6% at September 30, 2010 compared to 28.4% at the end of 2009, reflecting the combined effect of the $37 increase in total debt, the $430 increase in Eaton shareholders’ equity and the $115 increase in cash and short-term investments. The increase in equity primarily resulted from net income of $649, partially offset by cash dividends paid of $265.
In July 2010, the Company increased the quarterly dividend on its common shares by 16%, from $0.50 per share to $0.58 per share.
Eaton continues to generate strong operating cash flow. Over the course of a quarter, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. The Company maintains ready access to the commercial paper markets and $1.5 billion of existing credit facilities. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business.
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
ITEM 4. CONTROLS AND PROCEDURES.
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman, Chief Executive Officer and President; and Richard H. Fearon — Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2010.
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

During the third quarter of 2010, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION
Registrant

Date: October 29, 2010	/s/ Richard H. Fearon
Richard H. Fearon
Vice Chairman and Chief Financial and Planning Officer

Eaton Corporation
Third Quarter 2010 Report on Form 10-Q
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the quarters ended September 30, 2010 and 2009, (ii) Consolidated Statements of Income for the nine months ended September 30, 2010 and 2009, (iii) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (iv) Condensed Statements of Consolidated Cash Flows for the nine months ended September 30, 2010 and 2009 and (v) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2010.
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