Form 10-K
period 2010-12-31
EATON CORP
filed 2011-02-25
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2010
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
Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2010 was $11.0 billion.
As of January 31, 2011, there were 340.4 million Common Shares outstanding, as adjusted to give effect to the two-for-one stock split as described in Item 1. Business.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2011 annual shareholders meeting are incorporated by reference into Part III.

Part I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. (Removed and Reserved)
Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services
Part IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
Exhibit Index
EX-10.MM
EX-10.NN
EX-12
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I
Item 1. Business.
     Eaton Corporation is a diversified power management company with 2010 sales of $13.7 billion. The Company is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 70,000 employees in over 50 countries and sells products to customers in more than 150 countries.
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
     On January 27, 2011, Eaton’s Board of Directors announced a two-for-one stock split of the Company’s common shares effective in the form of a 100% stock dividend. The record date for the stock split was February 7, 2011, and the additional shares will be distributed on February 28, 2011. Accordingly, all per share amounts, average shares outstanding, shares outstanding, shares repurchased and equity based compensation presented in the consolidated financial statements and notes have been adjusted retroactively to reflect the stock split. Shareholders’ equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the par value of the additional shares issued in connection with the stock split to Common shares from Retained earnings and Capital in excess of par value.
     In 2010, Eaton acquired businesses for combined net cash purchase prices of $222 million. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions. These transactions are summarized below:

		Business	Annual sales
Acquired business	Date of transaction	segment	(in millions)
Chloride Phoenixtec Electronics	October 12,	Electrical	$25 for the
A China-based manufacturer of uninterruptible power supply (UPS) systems. Eaton acquired the remaining shares to increase its ownership from 50% to 100%.	2010	Rest of World	year ended September 30, 2010

CopperLogic, Inc.	October 1,	Electrical	$35 for the
A United States-based manufacturer of electrical and electromechanical systems.	2010	Americas	year ended September 30, 2010

Wright Line Holding, Inc.	August 25,	Electrical	$101 for the
A United States provider of customized enclosures, rack systems, and air-flow management systems to store, power, and secure mission-critical IT data center electronics.	2010	Americas	year ended June 30, 2010

EMC Engineers, Inc.	July 15, 2010	Electrical	$24 for 2009
A United States energy engineering and energy services company that delivers energy efficiency solutions for a wide range of governmental, educational, commercial and industrial facilities.		Americas
     On January 1, 2011, Eaton closed the acquisition of the Tuthill Coupling Group, a division of the Tuthill Corporation. This business, located in the United States and France, manufactures pneumatic and hydraulic quick coupling solutions and leak-free connectors used in industrial, construction, mining, defense, energy and power applications. This business had sales of $35 for the year ended November 30, 2010 and will be included in the Hydraulics business segment.
     On January 20, 2011, Eaton reached an agreement to acquire ACTOM (Pty) Limited’s low-voltage electrical business in South Africa. This business is a manufacturer and supplier of motor control components, engineered electrical distribution systems, and uninterruptible power supply systems and had sales of $58 for the year ended December 31, 2010. The terms of the agreement are subject to regulatory approvals and other customary closing conditions. The acquisition is expected to close during the first half of 2011. This business will be included in the Electrical Rest of World segment.

Business Segment Information
     Information by business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is presented in Note 14 of the Notes to the Consolidated Financial Statements on pages 48 through 52. Additional information regarding Eaton’s segments and business is presented below.
Electrical Americas and Electrical Rest of World
     Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in relation to many competitors in this segment and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2010, one large distributor of electrical products represented 11% of the sales of the Electrical Americas segment and two large distributors of electrical products represented 10% of the sales of the Electrical Rest of World segment.
Hydraulics
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
Aerospace
     Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities and timely delivery. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2010, 11% of this segment’s sales were made to one large manufacturer of aircraft.
Truck
     Principal methods of competition in this segment are product performance, global service, and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders. In 2010, 63% of this segment’s sales were made to five large manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles.
Automotive
     Principal methods of competition in this segment are product performance, global service, and price. Eaton has a strong competitive position in relation to the many competitors in this segment and, with respect to many products, is considered among the market leaders. Sales of this segment historically are lower in the third quarter of the year as a result of the normal seasonal pattern of automotive industry production. In 2010, 53% of this segment’s sales were made to five large manufacturers of vehicles.
Information Concerning Eaton’s Business in General
Raw Materials
     Eaton’s major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, silver, lead, molybdenum, titanium, vanadium, rubber, plastic, electronic components, and insulating materials. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers and, under normal circumstances, the Company had no difficulty obtaining them. In 2010, prices increased for many materials purchased by Eaton throughout the year. The Company mitigated these increases through a variety of cost out projects. Eaton maintained appropriate levels of inventory to guard against basic shortages, and did not experience any general availability constraints in 2010 with the exception of electronic components. These shortages were caused by an industry-wide capacity constraint. This constraint has eased throughout the year and Eaton successfully managed through it with negligible impact.
Patents and Trademarks
     Eaton considers its tradename and trademark to be significant value to its business as a whole. The Company’s products are marketed with a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. Based on the broad scope of the Company’s product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on Eaton’s consolidated financial statements or its business segments. The Company’s policy is to file applications and obtain patents for its new products including product modifications and improvements.
Order Backlog
     Since a significant portion of open orders placed with Eaton by original equipment manufacturers of trucks, off-highway vehicles and passenger cars are historically subject to month-to-month releases by customers during each model year, these orders are not considered firm. In measuring backlog orders, the Company includes only the amount of orders to which customers are firmly committed. Using this criterion, total backlog at December 31, 2010 and 2009 was approximately $3.2 billion and $2.7 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.
Research and Development
     Research and development expenses (in millions) for new products and improvement of existing products in 2010, 2009 and 2008 were $425, $395 and $417, respectively. Over the past five years, the Company has invested approximately $1.9 billion in research and development.
Environmental Contingencies
     Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify certain processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton’s estimated capital expenditures for environmental control facilities are not expected to be material for 2011 and 2012. Information regarding the Company’s liabilities related to environmental matters is presented in Note 7 of the Notes to the Consolidated Financial Statements on pages 36 through 37.
Foreign Operations
     Financial information related to Eaton’s foreign operations is presented in Note 14 of the Notes to the Consolidated Financial Statements on page 52. Information regarding risks that may affect foreign operations is presented in Item 1A of this Form 10-K Report.
Item 1A. Risk Factors.
     Among the risks that could materially adversely affect Eaton’s businesses, financial condition or results of operations are the following:
Volatility of end markets that Eaton serves.
     Eaton’s segment revenues, operating results and profitability have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by volatility in the end markets that Eaton serves. The Company has undertaken measures to reduce the impact of this volatility through diversification of markets it serves and expansion of geographic regions in which it operates. Future downturns in any of the markets could adversely affect the Company’s revenues, operating results and profitability.
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
     Eaton manages businesses with manufacturing facilities worldwide. In recent years, the Company’s operations outside the United States have increased significantly in relative size in comparison to its total operations. The Company’s manufacturing facilities and operations could be disrupted by a natural disaster, or labor strike, war, political unrest, terrorist activity or public health concerns. Some of Eaton’s non-United States manufacturing facilities also may be more susceptible to economic and political upheaval than United States facilities. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate the Company for the losses.
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
Eaton uses a variety of raw materials and components in its businesses, and significant shortages, price increases, or supplier insolvencies could increase operating costs and adversely impact the competitive positions of Eaton’s products.
     Eaton’s major requirements for raw materials are described above in Item 1 “Raw Materials”. Significant shortages could affect the prices Eaton’s businesses are charged and the competitive position of their products and services, all of which could adversely affect the Company’s results of operations.
     Further, Eaton’s suppliers of component parts may increase their prices in response to increases in costs of raw materials that they use to manufacture component parts. As a result, the Company may not be able to increase its prices commensurately with its increased costs. Consequently, the Company’s results of operations could be materially and adversely affected.
     Finally, while Eaton carefully monitors the viability of each of its suppliers, the global economic downturn has, and may continue to have, an adverse impact on Eaton’s suppliers’ liquidity and solvency. Should one or more of material suppliers become insolvent, Eaton could be required to pay increased prices for affected raw materials or components, or experience difficulty in replacing the insolvent supplier, either of which could adversely affect Eaton’s results of operations.
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
     At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company’s businesses, financial condition or results of operations. Information regarding the Company’s current legal proceedings is presented in Note 7 of the Notes to the Consolidated Financial Statements on page 36.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Eaton’s world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 216 locations in 31 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for operations, and these facilities are maintained in good condition.
Item 3. Legal Proceedings.
     Information regarding the Company’s current legal proceedings is presented in Note 7 of the Notes to the Consolidated Financial Statements on page 36.
Item 4. (Removed and Reserved).
     None.
Executive Officers of the Registrant
     Information regarding executive officers of the Company is presented in Item 10 of this Form 10-K Report.
Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The Company’s common shares are listed for trading on the New York and Chicago stock exchanges. Information regarding cash dividends paid, and the high and low market price per common share, for each quarter in 2010 and 2009 is presented in “Quarterly Data” on page 65. At December 31, 2010, there were 8,113 holders of record of the Company’s common shares. Additionally, 17,463 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP), and the Eaton Electrical de Puerto Rico Inc. Retirement Savings Plan.
     Information regarding equity compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.
Item 6. Selected Financial Data.
     Information regarding selected financial data is presented in the “Ten-Year Consolidated Financial Summary” on page 66.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented on pages 53 through 64.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
     Information regarding market risk is presented in “Market Risk Disclosure” on pages 62 through 63.
Item 8. Financial Statements and Supplementary Data.
     The report of the independent registered public accounting firm, consolidated financial statements, and notes to consolidated financial statements are presented on pages 14 through 52.
     Information regarding selected quarterly financial information for 2010 and 2009 is presented in “Quarterly Data” on page 65.
Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures — Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman and Chief Executive Officer; President; and Richard H. Fearon — Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Eaton’s management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
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
     Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, Eaton has included a report of management’s assessment of the effectiveness of internal control over financial reporting, which is presented on page 17.
     “Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2010 is presented on page 16.
     During the fourth quarter of 2010, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.
Item 9B. Other Information.
     None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be filed on or about March 18, 2011, and is incorporated by reference.
     A listing of the Company’s executive officers, their ages, positions and offices held over the past five years, as of February 1, 2011, follows:

Name	Age	Position (Date elected to position)
Alexander M. Cutler	59	Chairman and Chief Executive Officer; President (August 1, 2000 — present) Director (September 22, 1993 — present)

Name	Age	Position (Date elected to position)
Richard H. Fearon	54	Vice Chairman and Chief Financial and Planning Officer (April 24, 2002 — present)

Craig Arnold	50	Vice Chairman and Chief Operating Officer — Industrial Sector (February 1, 2009 — present) Chief Executive Officer — Fluid Power Group (October 25, 2000 – January 31, 2009)

Thomas S. Gross	56	Vice Chairman and Chief Operating Officer — Electrical Sector (February 1, 2009 — present)
President — Power Quality and Control Business (April 1, 2008 – January 31, 2009)
		Vice President and President — Power Quality Solutions Operations (May 16, 2005 – March 31, 2008)

James W. McGill	55	Executive Vice President — Chief Human Resources Officer (January 1, 2010 — present)
President — Asia-Pacific Region (April 1, 2008 – December 31, 2009)
Vice President — Asia-Pacific (April 1, 2006 – March 31, 2008)
		Vice President — Eaton Business System (July 29, 2004 – March 31, 2006)

Mark M. McGuire	53	Executive Vice President and General Counsel (December 1, 2005 — present)

Thomas E. Moran	46	Senior Vice President and Secretary (October 1, 2008 — present) Assistant Secretary and Managing Counsel, The Dow Chemical Company (2002 –2008)

Billie K. Rawot	59	Senior Vice President and Controller (March 1, 1991 — present)

Kurt B. McMaken	41	Senior Vice President — Corporate Development and Treasury (February 1, 2009 — present)
Vice President — Corporate Development and Planning (January 1, 2008 – January 31, 2009)
Director — Corporate Planning (April 1, 2006 – December 31, 2007)
		Director — Corporate Development (October 1, 2004 – March 31, 2006)
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
     Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed on or about March 18, 2011, and is incorporated by reference.
     The Company has adopted a Code of Ethics, which applies to the Directors, officers and employees worldwide. This document is available on the Company’s website at http://www.eaton.com.
     There were no changes during fourth quarter 2010 to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.
     Information related to the Company’s Audit Committee, and members of the Committee that are financial experts, is set forth under the caption “Board Committees — Audit Committee” in the Company’s definitive Proxy Statement to be filed on or about March 18, 2011, and is incorporated by reference.
Item 11. Executive Compensation.
     Information required with respect to executive compensation is set forth under the caption “Executive Compensation” in the Company’s definitive Proxy Statement to be filed on or about March 18, 2011, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information required with respect to securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plans” in the Company’s definitive Proxy Statement to be filed on or about March 18, 2011, and is incorporated by reference.

     Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company’s definitive Proxy Statement to be filed on or about March 18, 2011, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Information required with respect to certain relationships and related transactions is set forth under the caption “Review of Related Person Transactions” in the Company’s definitive Proxy Statement to be filed on or about March 18, 2011, and is incorporated by reference.
     Information required with respect to director independence is set forth under the caption “Director Independence” in the Company’s definitive Proxy Statement to be filed on or about March 18, 2011, and is incorporated by reference.
Item 14. Principal Accounting Fees and Services.
     Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company’s definitive Proxy Statement to be filed on or about March 18, 2011, and is incorporated by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules.
	(a)	(1) The report of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:

Report of Independent Registered Public Accounting Firm — Page 14

Consolidated Statements of Income — Years ended December 31, 2010, 2009 and 2008 — Page 18

Consolidated Balance Sheets — December 31, 2010 and 2009 — Page 19

Consolidated Statements of Cash Flows — Years ended December 31, 2010, 2009 and 2008 — Page 20

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2010, 2009 and 2008— Pages 21 through 23

Notes to Consolidated Financial Statements — Pages 24 through 52

All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)		Exhibits
3 (i)	Amended Articles of Incorporation (amended and restated as of April 24, 2008) — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008

3 (ii)	Amended Regulations (amended and restated as of February 24, 2010) — Incorporated by reference to the Form 8-K Report dated February 24, 2010

4 (a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts
(a)	Senior Executive Incentive Compensation Plan (effective January 1, 2008) — Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(b)	Executive Incentive Compensation Plan (effective January 1, 2005) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

(c)	2005 Non-Employee Director Fee Deferral Plan (2008 restatement) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(d)	Deferred Incentive Compensation Plan II (2008 restatement) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(e)	Excess Benefits Plan II (2008 restatement) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(f)	Incentive Compensation Deferral Plan II (2008 restatement) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(g)	Limited Eaton Service Supplemental Retirement Income Plan II (2008 restatement) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(h)	Supplemental Benefits Plan II (2008 restatement) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(i)	Form of Restricted Share Unit Agreement (2 year vesting) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(j)	Form of Restricted Share Unit Agreement (4 year vesting) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(k)	Form of Restricted Share Agreement (2 year vesting) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(l)	Form of Restricted Share Agreement (4 year vesting) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(m)	Form of Restricted Share Agreement (Non-Employee Directors) — Incorporated by reference to the Form 8-K Report filed February 1, 2010

(n)	Form of Stock Option Agreement for Executives (2008) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(o)	Form of Stock Option Agreement for Executives — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

(p)	Form of Stock Option Agreement for Non-Employee Directors (2008) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(q)	2002 Stock Plan — Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

(r)	2004 Stock Plan — Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

(s)	2008 Stock Plan — Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(t)	2009 Stock Plan — Incorporated by reference to the definitive Proxy Statement dated March 13, 2009

(u)	Plan for the Deferred Payment of Directors’ Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002, February 24, 2004, December 8, 2004 and, in certain respects, January 1, 2005) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(v)	1996 Non-Employee Director Fee Deferral Plan (amended and restated effective January 1, 2005) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

(w)	Form of Change of Control Agreement entered into with officers of Eaton Corporation — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(x)	Form of Indemnification Agreement entered into with officers of Eaton Corporation — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(y)	Form of Indemnification Agreement entered into with directors of Eaton Corporation — Incorporated by reference to the Form 8-K Report filed January 26, 2007

(z)	Executive Strategic Incentive Plan (amended and restated January 1, 2008) — Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(aa)	Executive Strategic Incentive Plan II (effective January 1, 2001) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(bb)	Supplemental Executive Strategic Incentive Plan (effective as of June 25, 2008) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(cc)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(dd)	1998 Stock Plan — Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

(ee)	Incentive Compensation Deferral Plan (amended and restated October 1, 1997) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

(ff)	Trust Agreement — Officers and Employees (dated December 6, 1996) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(gg)	Trust Agreement — Non-employee Directors (dated December 6, 1996) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(hh)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ii)	1991 Stock Option Plan — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Excess Benefits Plan (amended and restated effective January 1, 1989) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Supplemental Benefits Plan (amended and restated January 1, 1989) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ll)	Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(mm)	Amended and Restated Grantor Trust Agreement for Non-Employee Directors’ Deferred Fees Plans — effective January 1, 2010 - Filed in conjunction with this Form 10-K report*

(nn)	Amended and Restated Grantor Trust Agreement for Employees’ Deferred Compensation Plans — effective January 1, 2010 - Filed in conjunction with this Form 10-K report*
12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-K Report *

14	Code of Ethics — Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21	Subsidiaries of Eaton Corporation — Filed in conjunction with this Form 10-K Report *

23	Consent of Independent Registered Public Accounting Firm — Filed in conjunction with this Form 10-K Report *

24	Power of Attorney — Filed in conjunction with this Form 10-K Report *

31.1	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) — Filed in conjunction with this Form 10-K Report *

31.2	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) — Filed in conjunction with this Form 10-K Report *

32.1	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) — Filed in conjunction with this Form 10-K Report *

32.2	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) — Filed in conjunction with this Form 10-K Report *

101.INS XBRL Instance Document *

101.SCH XBRL Taxonomy Extension Schema Document *

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB XBRL Taxonomy Extension Label Linkbase Document *

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (ii) Consolidated Balance Sheets at December 31, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 (iv) Notes to Consolidated Financial Statements for the year ended December 31, 2010.

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

Eaton Corporation Registrant
Date: February 25, 2011	/s/ Richard H. Fearon
Richard H. Fearon
Vice Chairman and Chief Financial and Planning Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 25, 2011

Signature	Title

*
Alexander M. Cutler	Chairman and Chief Executive Officer; President;
Principal Executive Officer; Director

*
Billie K. Rawot	Senior Vice President and Controller;
Principal Accounting Officer

*		*
Todd M. Bluedorn	Director	Christopher M. Connor	Director

*		*
Michael J. Critelli	Director	Charles E. Golden	Director

*		*

Ernie Green	Director	Arthur E. Johnson	Director

*		*
Ned C. Lautenbach	Director	Deborah L. McCoy	Director

*		*
Gregory R. Page	Director	Gary L. Tooker	Director

*By	/s/ Richard H. Fearon Richard H. Fearon, Attorney-in-Fact
for the officers and directors signing
in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Eaton Corporation
We have audited the accompanying consolidated balance sheets of Eaton Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eaton Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Cleveland, Ohio
February 25, 2011

MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS
We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation included herein for the three years ended December 31, 2010. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton’s independent registered public accounting firm, on those financial statements is included herein.
Eaton has high standards of ethical business practices supported by the Eaton Code of Ethics and corporate policies. Careful attention is given to selecting, training and developing personnel, to ensure that management’s objectives of establishing and maintaining adequate internal controls and unbiased, uniform reporting standards are attained. Our policies and procedures provide reasonable assurance that operations are conducted in conformity with applicable laws and with the Company’s commitment to a high standard of business conduct.
The Board of Directors pursues its responsibility for the quality of Eaton’s financial reporting primarily through its Audit Committee, which is composed of five independent directors. The Audit Committee meets regularly with management, the internal auditors and the independent registered public accounting firm to ensure that they are meeting their responsibilities and to discuss matters concerning accounting, control, audits and financial reporting. The internal auditors and independent registered public accounting firm have full and free access to senior management and the Audit Committee.

/s/ Alexander M. Cutler	/s/ Richard H. Fearon	/s/ Billie K. Rawot

Chairman and Chief Executive	Vice Chairman and Chief Financial	Senior Vice President
Officer; President	and Planning Officer	and Controller

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Eaton Corporation
We have audited Eaton Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eaton Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Eaton Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eaton Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Cleveland, Ohio
February 25, 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Eaton Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation under the framework referred to above, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. This report is included herein.

/s/ Alexander M. Cutler	/s/ Richard H. Fearon	/s/ Billie K. Rawot

Chairman and Chief Executive	Vice Chairman and Chief Financial	Senior Vice President
Officer; President	and Planning Officer	and Controller
February 25, 2011

EATON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2010	2009	2008
Net sales	$13,715	$11,873	$15,376

Cost of products sold	9,633	8,782	11,191
Selling and administrative expense	2,486	2,252	2,513
Research and development expense	425	395	417
Interest expense-net	136	150	157
Other (income) expense-net	(1)	(9)	(42)

Income from continuing operations before income taxes	1,036	303	1,140
Income tax expense (benefit)	99	(82)	73

Income from continuing operations	937	385	1,067
Income from discontinued operations	—	—	3

Net income	937	385	1,070
Less net income for noncontrolling interests	(8)	(2)	(12)

Net income attributable to Eaton common shareholders	$929	$383	$1,058

Net income per common share — diluted
Continuing operations	$2.73	$1.14	$3.25
Discontinued operations	—	—	0.01

Total	$2.73	$1.14	$3.26

Net income per common share — basic
Continuing operations	$2.76	$1.16	$3.29
Discontinued operations	—	—	0.01

Total	$2.76	$1.16	$3.30

Weighted-average number of common shares outstanding
Diluted	339.5	335.8	324.6
Basic	335.5	332.7	320.4

Cash dividends paid per common share	$1.08	$1.00	$1.00
Net income per common share, weighted-average number of common shares outstanding and cash dividends paid per common share have been restated to give effect to the two-for-one stock split. See Note 1 for additional information.
The notes on pages 24 to 52 are an integral part of the consolidated financial statements.

EATON CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2010	2009
Assets
Current assets
Cash	$333	$340
Short-term investments	838	433
Accounts receivable-net	2,239	1,899
Inventory	1,564	1,326
Deferred income taxes	303	377
Prepaid expenses and other current assets	229	149

Total current assets	5,506	4,524

Property, plant and equipment
Land and buildings	1,494	1,459
Machinery and equipment	4,485	4,241

Gross property, plant and equipment	5,979	5,700
Accumulated depreciation	(3,502)	(3,255)

Net property, plant and equipment	2,477	2,445

Other noncurrent assets
Goodwill	5,454	5,435
Other intangible assets	2,272	2,441
Deferred income taxes	1,001	973
Other assets	542	464

Total assets	$17,252	$16,282

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$72	$113
Current portion of long-term debt	4	5
Accounts payable	1,408	1,057
Accrued compensation	465	256
Other current liabilities	1,284	1,258

Total current liabilities	3,233	2,689

Noncurrent liabilities
Long-term debt	3,382	3,349
Pension liabilities	1,429	1,586
Other postretirement benefits liabilities	743	754
Deferred income taxes	487	550
Other noncurrent liabilities	575	536

Total noncurrent liabilities	6,616	6,775

Shareholders’ equity
Common shares (339.9 million outstanding in 2010 and 332.3 million in 2009)	170	166
Capital in excess of par value	4,093	3,947
Retained earnings	4,455	3,893
Accumulated other comprehensive loss	(1,348)	(1,208)
Deferred compensation plans	(8)	(21)

Total Eaton shareholders’ equity	7,362	6,777
Noncontrolling interests	41	41

Total equity	7,403	6,818

Total liabilities and equity	$17,252	$16,282

The number of common shares outstanding, Common shares, Capital in excess of par value and Retained earnings have been restated to give effect to the two-for-one stock split. See Note 1 for additional information.
The notes on pages 24 to 52 are an integral part of the consolidated financial statements.

EATON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2010	2009	2008
Operating activities
Net income	$937	$385	$1,070
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	551	573	571
Deferred income taxes	26	(191)	(225)
Pension expense	179	270	215
Contributions to pension plans	(403)	(271)	(210)
Changes in working capital
Accounts receivable-net	(305)	440	128
Inventory	(219)	292	118
Accounts payable	322	(73)	(208)
Other-net	194	(17)	(18)

Net cash provided by operating activities	1,282	1,408	1,441

Investing activities
Capital expenditures for property, plant and equipment	(394)	(195)	(448)
Cash paid for acquisitions of businesses	(222)	(10)	(2,807)
(Purchases) sales of short-term investments-net	(392)	(64)	100
Other-net	(4)	44	(35)

Net cash used in investing activities	(1,012)	(225)	(3,190)

Financing activities
Borrowings with original maturities of more than three months
Proceeds	55	558	1,656
Payments	(65)	(887)	(984)
Borrowings with original maturities of less than three months-net (primarily commercial paper)	(37)	(424)	(5)
Cash dividends paid	(363)	(334)	(320)
Sale of common shares	—	—	1,522
Exercise of employee stock options	157	27	47
Purchase of common shares	—	—	(100)
Other-net	(8)	(1)	(1)

Net cash (used in) provided by financing activities	(261)	(1,061)	1,815

Effect of foreign exchange rate changes on cash	(16)	30	(20)

Total (decrease) increase in cash	(7)	152	46
Cash at the beginning of the year	340	188	142

Cash at the end of the year	$333	$340	$188

The notes on pages 24 to 52 are an integral part of the consolidated financial statements.

EATON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Total
			Capital in		other	Deferred	Eaton
	Common shares		excess of	Retained	comprehensive	compensation	shareholders’	Noncontrolling	Total
(In millions)	Shares	Dollars	par value	earnings	loss	plans	equity	interests	equity
Balance at January 1, 2008	292.0	$146	$2,290	$3,184	$(423)	$(25)	$5,172	$59	$5,231
Net income	—	—	—	1,058	—	—	1,058	12	1,070

Foreign currency translation and related hedging instruments (net of income tax benefit of $68)	—	—	—	—	(722)	—	(722)	—	(722)
Pensions (net of income tax benefit of $227)	—	—	—	—	(419)	—	(419)	—	(419)
Other postretirement benefits (net of income tax expense of $31)	—	—	—	—	49	—	49	—	49
Cash flow hedges (net of income tax benefit of $12)	—	—	—	—	(23)	—	(23)	—	(23)

Other comprehensive loss							(1,115)	—	(1,115)

Total comprehensive loss							(57)	12	(45)
Effects of changing retirement benefit plans measurement date (net of income tax benefit of $8)	—	—	—	(11)	—	—	(11)	—	(11)
Cash dividends paid	—	—	—	(320)	—	—	(320)	(13)	(333)
Issuance of shares under employee benefit plans-net (net of income tax benefit of $16)	3.4	2	109	(2)	—	2	111	—	111
Sale of shares	37.4	19	1,503	—	—	—	1,522	—	1,522
Purchase of shares	(2.8)	(2)	(33)	(65)	—	—	(100)	—	(100)
Decrease in noncontrolling interests due to sale of business	—	—	—	—	—	—	—	(10)	(10)

Balance at December 31, 2008	330.0	165	3,869	3,844	(1,538)	(23)	6,317	48	6,365

EATON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Total
			Capital in		other	Deferred	Eaton
	Common shares		excess of	Retained	comprehensive	compensation	shareholders’	Noncontrolling	Total
(In millions)	Shares	Dollars	par value	earnings	loss	plans	equity	interests	equity
Balance at December 31, 2008	330.0	165	3,869	3,844	(1,538)	(23)	6,317	48	6,365
Net income	—	—	—	383	—	—	383	2	385

Foreign currency translation and related hedging instruments (net of income tax expense of $45)	—	—	—	—	349	—	349	—	349
Pensions (net of income tax expense of $42)			—	—	1	—	1	—	1
Other postretirement benefits (net of income tax benefit of $14)	—	—	—	—	(56)	—	(56)	—	(56)
Cash flow hedges (net of income tax expense of $19)	—	—	—	—	36	—	36	—	36

Other comprehensive income							330	—	330

Total comprehensive income							713	2	715
Cash dividends paid	—	—	—	(334)	—	—	(334)	(5)	(339)
Issuance of shares under employee benefit plans-net (net of income tax benefit of $3)	2.3	1	78	—	—	2	81	—	81
Decrease in noncontrolling interests due to sale of business	—	—	—	—	—	—	—	(4)	(4)

Balance at December 31, 2009	332.3	166	3,947	3,893	(1,208)	(21)	6,777	41	6,818

EATON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Total
			Capital in		other	Deferred	Eaton
	Common shares		excess of	Retained	comprehensive	compensation	shareholders’	Noncontrolling	Total
(In millions)	Shares	Dollars	par value	earnings	loss	plans	equity	interests	equity
Balance at December 31, 2009	332.3	166	3,947	3,893	(1,208)	(21)	6,777	41	6,818
Net income	—	—	—	929	—	—	929	8	937

Foreign currency translation and related hedging instruments	—	—	—	—	(78)	—	(78)	—	(78)
Pensions (net of income tax benefit of $30)	—	—	—	—	(61)	—	(61)	—	(61)
Other postretirement benefits (net of income tax benefit of $4)	—	—	—	—	(1)	—	(1)	—	(1)

Other comprehensive loss							(140)	—	(140)

Total comprehensive income							789	8	797
Cash dividends paid	—	—	—	(363)	—	—	(363)	(8)	(371)
Issuance of shares under employee benefit plans-net (net of income tax expense of $3)	7.6	4	146	(4)	—	13	159	—	159

Balance at December 31, 2010	339.9	$170	$4,093	$4,455	$(1,348)	$(8)	$7,362	$41	$7,403

The number of common shares outstanding, Common shares, Capital in excess of par value and Retained earnings have been restated to give effect to the two-for-one stock split. See Note 1 for additional information.
The notes on pages 24 to 52 are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions or shares unless indicated otherwise (per share data assume dilution).
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information
     Eaton Corporation (Eaton or Company) is a diversified power management company with 2010 sales of $13.7 billion. The Company is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 70,000 employees in over 50 countries, and sells products to customers in more than 150 countries.
     Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from these estimates. Management has evaluated subsequent events through the date the consolidated financial statements were filed with the Securities Exchange Commission.
     The consolidated financial statements include accounts of Eaton and all subsidiaries and other controlled entities. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has a 20% to 50% ownership interest. These associate companies are not material either individually, or in the aggregate, to Eaton’s consolidated financial statements. Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities. In the ordinary course of business, the Company leases certain real properties and equipment, as described in Note 7.
     On January 27, 2011, Eaton’s Board of Directors announced a two-for-one stock split of the Company’s common shares effective in the form of a 100% stock dividend. The record date for the stock split was February 7, 2011, and the additional shares will be distributed on February 28, 2011. Accordingly, all per share amounts, average shares outstanding, shares outstanding, shares repurchased and equity based compensation presented in the consolidated financial statements and notes have been adjusted retroactively to reflect the stock split. Shareholders’ equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the par value of the additional shares issued in connection with the stock split to Common shares from Retained earnings and Capital in excess of par value.
     Certain prior year amounts have been reclassified to conform to the current year presentation.
Foreign Currency Translation
     The functional currency for subsidiaries outside the United States is primarily the local currency. Financial statements for these subsidiaries are translated at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recognized in Accumulated other comprehensive loss. Gains and losses related to foreign currency transactions are recognized in Other (income) expense-net.
Revenue Recognition
     Sales of products are recognized when a sales agreement is in place, products have been shipped to unaffiliated customers and title has transferred in accordance with shipping terms (FOB shipping point, FOB destination or equivalent International Commercial (INCO) Terms), the selling price is fixed and determinable and collectability is reasonably assured, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Although the majority of the sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, judgment is required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for recognition purposes, and, if so, how the sales price should be allocated among the elements and when to recognize sales for each element. For delivered elements, sales are recognized only when the delivered elements have standalone value, fair values of undelivered elements are known, there are no uncertainties regarding customer acceptance, and there are no customer-negotiated refund or return rights affecting the sales recognized for delivered elements. Sales for service contracts generally are recognized as the services are provided.
Long-Lived Assets
     Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. Cost of buildings are depreciated generally over 40 years and machinery and equipment over 3 to 10 years. At December 31, 2010, the weighted-average amortization period for intangible assets subject to amortization was 18 years for patents and technology and 17 years for customer relationships, primarily as a result of the long life of aircraft platforms. Software is generally amortized over a period up to 7 years.
     Long-lived assets, except goodwill and indefinite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Upon indications of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired when the estimated future net undiscounted cash flows generated by the asset group are less than its carrying value. Determining asset groups and underlying cash flows requires the use of significant judgment.
Goodwill and Indefinite Life Intangible Assets
     Goodwill and indefinite life intangible assets are tested annually for impairment as of July 1 using a discounted cash flow model and other valuation techniques. Additionally, goodwill and indefinite life intangible assets are evaluated for impairment whenever events or circumstances indicate there may be a possible permanent loss of value.
     Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton’s operating segments, and based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment, as this represents the lowest level that constitutes a business and for which discrete financial information is available and is the level which management regularly reviews the operating results. A discounted cash flow model is used to estimate the fair value of each operating segment, which considers forecasted cash flows discounted at an estimated weighted-average cost of capital. The Company selected the discounted cash flow methodology as it believes that it is comparable to what would be used by market participants. The forecasted cash flows are based on the Company’s long-term operating plan, and a terminal value is used to estimate the operating segment’s cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective operating segment. Sensitivity analyses are performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
     Indefinite life intangible assets primarily consist of trademarks. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.
     For 2010, the fair value of Eaton’s reporting units and indefinite life intangible assets substantially exceeded the respective carrying values. For additional information about goodwill and other intangible assets, see Note 4.
Derivative Financial Instruments and Hedging Activities
     Eaton uses derivative financial instruments to manage the exposure to the volatility in raw material costs, foreign currency and interest rates on certain debt instruments. These instruments are marked to fair value. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether an instrument has been designated as a hedge. For those instruments that qualify for hedge accounting, Eaton designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. Changes in fair value of these instruments that do not qualify for hedge accounting are recognized immediately in net income. See Note 12 for additional information about hedges and derivative financial instruments.
Warranty Accruals
     Product warranty accruals are established at the time the related sale is recognized through a charge to Cost of products sold. Warranty accrual estimates are based primarily on historical warranty claim experience and specific customer contracts. Provisions for warranty accruals are comprised of basic warranties for products sold, as well as accruals for product recalls and other events when they are known and estimable. See Note 7 for additional information about warranty accruals.
Asset Retirement Obligations
     A conditional asset retirement obligation is recognized at fair value when incurred if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be considered in the measurement of the liability when sufficient information exists. Eaton believes that for substantially all of its asset retirement obligations, there is an indeterminate settlement date because the range of time over which the Company may settle the obligation is unknown or cannot be estimated. A liability for these obligations will be recognized when sufficient information is available to estimate fair value.
Income Taxes
     Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the respective assets and liabilities, using enacted tax rates in effect for the year when the differences are expected to reverse. Deferred income tax assets are recognized for United States and non-United States income tax loss carryforwards and income tax credit carryforwards. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. Eaton recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Eaton evaluates and adjusts these accruals based on changing facts and circumstances. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions where they are automatically applied to any deficiency, regardless of the merit of the position. For additional information about income taxes, see Note 8.
Stock Options and Restricted Stock Units
     Eaton recognizes equity-based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award. Stock options are granted with an exercise price equal to the closing market price of Eaton common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. The fair value of restricted stock units is based on the closing market price of Eaton common stock on the grant date. See Note 10 for additional information about stock options and restricted stock units.
New Accounting Standards
     In 2009, the FASB issued a revised standard for accounting and disclosures of revenues related to arrangements with customers to provide multiple products and services at different points in time or over different time periods. This standard is effective for 2011. The adoption of this standard is not expected to have a material effect on Eaton’s consolidated financial statements.
Note 2. ACQUISITIONS OF BUSINESSES
     Eaton acquired businesses and entered into joint ventures in separate transactions for combined net cash purchase prices of $222 in 2010, $10 in 2009, and $2,807 in 2008. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. These transactions are summarized below:

		Business	Annual
Acquired business	Date of transaction	segment	sales
Chloride Phoenixtec Electronics A China-based manufacturer of uninterruptible power supply (UPS) systems. Eaton acquired the remaining shares to increase its ownership from 50% to 100%.	October 12, 2010	Electrical Rest of World	$25 for the year ended September 30, 2010

CopperLogic, Inc. A United States-based manufacturer of electrical and electromechanical systems.	October 1, 2010	Electrical Americas	$35 for the year ended September 30, 2010

Wright Line Holding, Inc. A United States provider of customized enclosures, rack systems, and air-flow management systems to store, power, and secure mission-critical IT data center electronics.	August 25, 2010	Electrical Americas	$101 for the year ended June 30, 2010

		Business	Annual
Acquired business	Date of transaction	segment	sales
EMC Engineers, Inc.
A United States energy engineering and energy services company that delivers energy efficiency solutions for a wide range of governmental, educational, commercial and industrial facilities.
	July 15, 2010	Electrical Americas	$24 for 2009

Micro Innovation Holding AG
A Switzerland-based manufacturer of human machine interfaces, programmable logic controllers and input/output devices. Eaton acquired the remaining shares to increase its ownership from 50% to 100%.
	September 1, 2009	Electrical Rest of World	$33 for 2008

SEG Middle East Power Solutions & Switchboard Manufacture LLC
A 49%-owned joint venture in Abu Dhabi that manufactures low-voltage switchboards and control panel assemblies for use in the Middle East power generation and industrial markets.
	July 2, 2009	Electrical Rest of World	$10 for 2008

Integ Holding Limited The parent company of Integrated Hydraulics Ltd., a United Kingdom-based manufacturer of screw-in cartridge valves, custom-engineered hydraulic valves and manifold systems.	October 2, 2008	Hydraulics	$52 for 2007

Nittan Global Tech Co. Ltd.
A 49%-owned joint venture to manage the global design, manufacture and supply of engine valves and valve actuation products to Japanese and Korean automobile and engine manufacturers. In addition, during the second half of 2008, several related manufacturing joint ventures were established.
	Operational October 1, 2008	Automotive	Joint venture

Engine Valves Business of Kirloskar Oil Engines Ltd. An India-based designer, manufacturer and distributor of intake and exhaust valves for diesel and gasoline engines.	July 31, 2008	Automotive	$5 for 2007

PK Electronics A Belgium-based distributor and service provider of single-phase and three-phase uninterruptible power supply (UPS) systems.	July 31, 2008	Electrical Rest of World	$9 for 2007

The Moeller Group A Germany-based supplier of electrical components for commercial and residential building applications and industrial controls for industrial equipment applications.	April 4, 2008	Electrical Rest of World	$1.4 billion (€1.02 billion) for 2007

Balmen Electronic, S.L. A Spain-based distributor and service provider of uninterruptible power supply (UPS) systems.	March 31, 2008	Electrical Rest of World	$6 for 2007

Phoenixtec Power Company Ltd. A Taiwan-based manufacturer of single- and three-phase uninterruptible power supply (UPS) systems.	February 26, 2008	Electrical Rest of World	$515 for 2007

     On January 1, 2011, Eaton closed the acquisition of the Tuthill Coupling Group, a division of the Tuthill Corporation. This business, located in the United States and France, manufactures pneumatic and hydraulic quick coupling solutions and leak-free connectors used in industrial, construction, mining, defense, energy and power applications. This business had sales of $35 for the year ended November 30, 2010 and will be included in the Hydraulics business segment.

     On January 20, 2011, Eaton reached an agreement to acquire ACTOM (Pty) Limited’s low-voltage electrical business in South Africa. This business is a manufacturer and supplier of motor control components, engineered electrical distribution systems, and uninterruptible power supply systems and had sales of $58 for the year ended December 31, 2010. The terms of the agreement are subject to regulatory approvals and other customary closing conditions. The acquisition is expected to close during the first half of 2011. This business will be included in the Electrical Rest of World segment.
Note 3. ACQUISITION INTEGRATION AND RESTRUCTURING CHARGES
Acquisition Integration Charges
     Eaton incurs charges related to the integration of acquired businesses. A summary of these charges follows:

	2010	2009	2008
Business segment
Electrical Americas	$2	$4	$4
Electrical Rest of World	33	60	43
Hydraulics	1	3	6
Aerospace	4	12	20
Automotive	—	1	3

	40	80	76
Corporate	—	2	1

Total integration charges before income taxes	$40	$82	$77

After-tax integration charges	$27	$54	$51
Per common share	$0.08	$0.16	$0.17
     Charges in 2010 were related primarily to Moeller and Phoenixtec. Charges in 2009 were related primarily to Moeller, Phoenixtec and Argo-Tech. Charges in 2008 were related primarily to Moeller, Phoenixtec, the MGE small systems UPS business, Argo-Tech, PerkinElmer and Cobham. See Note 2 for additional information about business acquisitions.
Workforce Reduction and Plant Closing Charges
     In 2009, Eaton took significant actions to reduce its fulltime workforce by 17% in response to the severe economic downturn. These actions resulted in the recognition of severance and pension and other postretirement benefits expense of $182 in 2009.
     In 2008, charges of $27 were recognized related to the closure of the automotive engine valve lifters manufacturing plant in Massa, Italy. These charges, consisting of $17 for severance, $7 for the write-down of assets and $3 for other costs, reduced operating profit of the Automotive segment.
     A summary of liabilities related to acquisition integration, workforce reduction, and plant closing charges, follows:

			Plant
	Workforce reductions		closing
	Employees	Dollars	and other	Total
Balance at January 1, 2008	563	$14	$1	$15
Liabilities recognized	422	21	87	108
Utilized	(451)	(14)	(84)	(98)

Balance at December 31, 2008	534	21	4	25
Liabilities recognized	12,073	195	69	264
Utilized	(11,189)	(173)	(61)	(234)

Balance at December 31, 2009	1,418	43	12	55
Liabilities recognized	202	7	33	40
Utilized	(1,293)	(39)	(40)	(79)

Balance at December 31, 2010	327	$11	$5	$16

     These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 14 for additional information about business segments.

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS
     A summary of goodwill follows:

	2010	2009
Electrical Americas	$2,061	$2,003
Electrical Rest of World	985	1,005
Hydraulics	1,007	1,016
Aerospace	1,037	1,047
Truck	151	147
Automotive	213	217

Total goodwill	$5,454	$5,435

     The increase in goodwill in 2010 was due to businesses acquired during 2010, the finalization of purchase price allocations related to businesses acquired in 2009, and foreign currency translation. For additional information regarding acquired businesses, see Note 2.
     A summary of other intangible assets follows:

	2010		2009
	Historical	Accumulated	Historical	Accumulated
	cost	amortization	cost	amortization
Intangible assets not subject to amortization (primarily trademarks)	$451		$451

Intangible assets subject to amortization
Customer relationships	$1,187	$274	$1,181	$204
Patents and technology	835	260	885	245
Other	441	108	456	83

Total other intangible assets	$2,463	$642	$2,522	$532

     Expense related to intangible assets subject to amortization in 2010, and for each of the next five years, follows:

2010	$152
2011	150
2012	149
2013	140
2014	134
2015	130

Note 5. DEBT
     Short-term debt of $72 at December 31, 2010 included $50 of short-term commercial paper in the United States which had a weighted-average interest rate of 0.45%, $15 of other short-term debt in the United States, and $7 of short-term debt outside the United States. Borrowings outside the United States are generally denominated in local currencies. Operations outside the United States have available short-term lines of credit of $975 from various banks worldwide at December 31, 2010.
     A summary of long-term debt, including the current portion, follows:

	2010	2009
5.75% notes due 2012	$300	$300
7.58% notes due 2012	12	12
4.90% notes due 2013 ($200 converted to floating rate by interest rate swap)	300	300
5.80% notes due 2013	7	7
5.95% notes due 2014 ($100 converted to floating rate by interest rate swap)	250	250
12.50% United Kingdom pound sterling debentures due 2014	9	9
4.65% notes due 2015	100	100
5.30% notes due 2017	250	250
6.875% to 7.09% notes due 2018	36	36
5.60% notes due 2018 ($115 converted to floating rate by interest rate swap)	450	450
4.215% Japanese Yen notes due 2018	123	108
6.95% notes due 2019	300	300
8.875% debentures due 2019 ($25 converted to floating rate by interest rate swap)	38	38
8.10% debentures due 2022	100	100
7.625% debentures due 2024 ($25 converted to floating rate by interest rate swap)	66	66
6.50% debentures due 2025	145	145
7.875% debentures due 2026	72	72
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	140	140
5.25% notes due 2035	42	42
5.80% notes due 2037	240	240
Other	206	189

Total long-term debt	3,386	3,354
Less current portion of long-term debt	(4)	(5)

Long-term debt less current portion	$3,382	$3,349

     Eaton’s United States long-term revolving credit facilities total $1.5 billion, of which $500 expires in each year from 2011 through 2013. These facilities support Eaton’s commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at December 31, 2010 or 2009. Eaton is in compliance with each of its debt covenants as of December 31, 2010 and for all periods presented.
     Mandatory maturities of long-term debt for each of the next five years follow:

2011	$4
2012	317
2013	310
2014	262
2015	104
     Interest paid on debt follows:

2008	$206
2009	180
2010	170

Note 6. RETIREMENT BENEFITS PLANS
     Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States		Non-United States		Other postretirement
	pension liabilities		pension liabilities		liabilities
	2010	2009	2010	2009	2010	2009
Funded status
Fair value of plan assets	$1,572	$1,210	$937	$832	$—	$—
Benefit obligations	(2,458)	(2,244)	(1,460)	(1,366)	(826)	(830)

Funded status	$(886)	$(1,034)	$(523)	$(534)	$(826)	$(830)

Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$—	$—	$52	$50	$—	$—
Current liabilities	(9)	(8)	(23)	(24)	(83)	(76)
Non-current liabilities	(877)	(1,026)	(552)	(560)	(743)	(754)

Total	$(886)	$(1,034)	$(523)	$(534)	$(826)	$(830)

Amounts recognized in Accumulated other comprehensive loss (pretax)
Net actuarial loss	$1,142	$1,107	$311	$256	$232	$228
Prior service cost (credit)	—	—	8	7	(11)	(12)

Total	$1,142	$1,107	$319	$263	$221	$216

Change in Benefit Obligations

	United States		Non-United States		Other postretirement
	pension liabilities		pension liabilities		liabilities
	2010	2009	2010	2009	2010	2009
Balance at January 1	$2,244	$2,145	$1,366	$1,143	$830	$779
Service cost	80	76	39	34	16	15
Interest cost	131	133	69	70	46	49
Actuarial loss	133	98	94	100	15	70
Gross benefits paid	(122)	(229)	(76)	(89)	(88)	(96)
Foreign currency translation	—	—	(53)	98	1	3
Other	(8)	21	21	10	6	10

Balance at December 31	$2,458	$2,244	$1,460	$1,366	$826	$830

Accumulated benefit obligation	$2,366	$2,143	$1,330	$1,261

Change in Plan Assets

	United States		Non-United States		Other postretirement
	pension liabilities		pension liabilities		liabilities
	2010	2009	2010	2009	2010	2009
Balance at January 1	$1,210	$994	$832	$680	$—	$—
Actual return on plan assets	182	253	96	77	—	—
Employer contributions	313	192	90	79	88	96
Gross benefits paid	(122)	(229)	(76)	(89)	(88)	(96)
Foreign currency translation	—	—	(21)	79	—	—
Other	(11)	—	16	6	—	—

Balance at December 31	$1,572	$1,210	$937	$832	$—	$—

     The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	United States		Non-United States
	pension liabilities		pension liabilities
	2010	2009	2010	2009
Projected benefit obligation	$2,458	$2,244	$1,114	$1,146
Accumulated benefit obligation	2,366	2,143	1,026	1,074
Fair value of plan assets	1,572	1,210	554	582
     Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss follow:

	United States		Non-United States		Other postretirement
	pension liabilities		pension liabilities		liabilities
	2010	2009	2010	2009	2010	2009
Balance at January 1	$1,107	$1,244	$263	$169	$216	$146
Prior service cost arising during the year	1	4	1	1	—	—
Net loss (gain) arising during the year	107	(24)	60	83	15	70
Foreign currency translation	—	—	(5)	21	—	1
Less amounts included in expense during the year	(69)	(117)	(8)	(11)	(10)	(1)
Other	(4)	—	8	—	—	—

Net change for the year	35	(137)	56	94	5	70

Balance at December 31	$1,142	$1,107	$319	$263	$221	$216

Benefits Expense

	United States			Non-United States			Other postretirement
	pension benefit expense			pension benefit expense			benefits expense
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$80	$76	$94	$39	$34	$43	$16	$15	$15
Interest cost	131	133	122	69	70	68	46	49	49
Expected return on plan assets	(156)	(131)	(138)	(62)	(58)	(60)	—	—	—
Amortization	53	34	42	8	4	7	10	1	11

	108	112	120	54	50	58	72	65	75
Curtailment loss	1	17	—	—	5	1	—	1	—
Settlement loss	16	83	33	—	3	2	—	—	—

Total expense	$125	$212	$153	$54	$58	$61	$72	$66	$75

     In 2009, due to limitations imposed by the Pension Protection Act on pension lump-sum distributions, Eaton’s United States Qualified Pension Plan (the Plan) became restricted from making 100% lump-sum payments. As a result, the Plan experienced a significant increase in lump-sum payments in 2009 prior to the limitation going into effect. Pension settlement expense was $86 for 2009, of which $83 was attributable to the United States pension plans. A portion of the increase in lump-sum payments was attributable to the workforce reduction in 2009. Additionally, as a result of the workforce reduction in 2009, Eaton incurred curtailment expense related to pension plans. The curtailment expense included recognition of the change in the projected benefit obligation, as well as recognition of a portion of the unrecognized prior service cost. Curtailment expense was $22 for 2009. These charges were primarily included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges were included in Pension and other postretirement benefits expense. See Note 14 for additional information regarding business segments.

     The estimated pretax net amounts that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2011 follow:

			Other
	United States	Non-United States	postretirement
	pension liabilities	pension liabilities	liabilities
Actuarial loss	$93	$15	$13
Prior service cost (credit)	—	2	(2)

Total	$93	$17	$11

Retirement Benefits Plans Assumptions
Pension Plans

	United States			Non-United States
	pension plans			pension plans
	2010	2009	2008	2010	2009	2008
Assumptions used to determine benefit obligation at year-end
Discount rate	5.50%	6.00%	6.30%	5.40%	5.59%	6.26%
Rate of compensation increase	3.61%	3.62%	3.64%	3.63%	3.58%	3.56%

Assumptions used to determine expense
Discount rate	6.00%	6.30%	6.00%	5.59%	6.26%	5.93%
Expected long-term return on plan assets	8.95%	8.94%	8.94%	7.20%	7.06%	7.39%
Rate of compensation increase	3.62%	3.64%	3.64%	3.58%	3.56%	3.60%
     The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan’s target asset allocation. The discount rate was determined using appropriate bond data for each country.
Other Postretirement Benefits Plans
     Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense follow:

	Other postretirement benefits plans
	2010	2009	2008
Assumptions used to determine benefit obligation at year-end
Discount rate	5.20%	5.70%	6.30%
Health care cost trend rate assumed for next year	8.10%	8.30%	8.25%
Ultimate health care cost trend rate	4.50%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2020	2017	2017

Assumptions used to determine expense
Discount rate	5.70%	6.30%	6.00%
Initial health care cost trend rate	8.30%	8.25%	8.30%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2017	2017	2015
     Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$—	$—
Effect on other postretirement liabilities	17	(15)

Employer Contributions to Pension Plans
     Contributions to pension plans that Eaton expects to make in 2011, and made in 2010, 2009 and 2008, follow:

	2011	2010	2009	2008
United States plans	$259	$313	$192	$124
Non-United States plans	94	90	79	86

Total contributions	$353	$403	$271	$210

     The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts relate to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which would reduce the gross payments listed below.

			Estimated other postretirement
			benefit payments
	Estimated	Estimated		Medicare
	United States	non-United States		prescription
	pension payments	pension payments	Gross	drug subsidy
2011	$130	$69	$93	$(8)
2012	134	71	91	(8)
2013	283	72	88	(8)
2014	181	74	85	(8)
2015	188	77	84	(7)
2016 - 2020	1,090	424	347	(24)
     Pension lump-sum payments in 2011 and 2012 are restricted to 50% due to limitations imposed by the Pension Protection Act.
Pension Plan Assets
     Investment policies and strategies are developed on a country specific basis. The United States plans, representing 63% of worldwide pension assets, and the United Kingdom plans representing 29% of worldwide pension assets, are invested primarily for growth, as they are open plans with active participants and ongoing accruals. In general, the plans have their primary allocation to diversified, global equities, primarily through index funds in the form of common collective trusts. The United States plan’s target allocation is 35% United States equities, 35% non-United States equities, 5% real estate (primarily equity of real estate investment trusts) and 25% debt securities and other, including cash equivalents. The United Kingdom plans’ target asset allocations are 69% equities and the remainder in debt securities. The equity risk for the plans is managed through broad geographical diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government (including inflation protected securities) and corporate debt. The United States pension plan is authorized to use derivatives to achieve more economically desired market exposures and to use futures, swaps and options to gain or hedge exposures.
Pension Plan Assets Fair Value Measurements
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

     A summary of the fair value of pension plan assets at December 31, 2010 and 2009, and the fair value measurement used, follows:

		Quoted prices
		in active
		markets for	Other
		identical	observable	Unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
2010
Common collective trusts
Non-United States equity and global equities	$965	$—	$965	$—
United States equity	577	—	577	—
Fixed income	241	—	241	—
Long duration funds	91	—	91	—
Fixed income securities	230	—	230	—
United States treasuries	101	101	—	—
Real estate	81	81	—	—
Equity securities	78	78	—	—
Cash equivalents	77	10	67	—
Registered investment companies	32	32	—	—
Other	36	2	—	34

Total pension plan assets	$2,509	$304	$2,171	$34

2009
Common collective trusts
Non-United States equity and global equities	$839	$—	$839	$—
United States equity	646	—	646	—
Fixed income	296	—	296	—
Long duration funds	84	—	84	—
Cash equivalents	27	—	27	—
United States treasuries	37	37	—	—
Registered investment companies	25	25	—	—
Cash equivalents	28	1	27	—
Other fixed income	21	—	21	—
Other	39	7	3	29

Total pension plan assets	$2,042	$70	$1,943	$29

     Following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2010 and 2009.
•	Common collective trusts — Valued at the net unit value of units held by the trust at year end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned. The equity investments in collective trusts are predominantly in index funds for which the underlying securities are actively traded in public markets based upon readily measurable prices.

•	Fixed income securities — These securities consist of publicly traded Unites States and non-United States fixed interest obligations (principally corporate and government bonds and debentures). The fair value of corporate and government debt securities is determined through models that consider various assumptions, including time value, yield curves, credit ratings and current market prices.

•	United States treasuries — Valued at the closing price of each security.

•	Real estate and equity securities — These securities consist of direct investments in the stock of publicly traded companies. Such investments are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are classified as Level 1.

•	Cash equivalents — Primarily certificates of deposit, commercial paper and repurchase agreements.

•	Registered investment companies — Valued at the closing price of the exchange traded fund’s shares.

•	Other fixed income — Asset backed securities, agencies and variable rate bonds valued based on pricing models which incorporate information from market sources and observed market movements.
•	Other — Primarily insurance contracts for international plans and also futures contracts and over-the-counter options. These investments are valued based on the closing prices of future contracts or indices as available on the Bloomberg or similar service, and private equity investments.
     For additional information regarding fair value measurements, see Note 11.
Defined Contribution Plans
     The Company has various defined contribution benefit plans, primarily consisting of the Eaton Savings Plan in the United States. The total contributions related to these plans are charged to expense and were as follows:

2008	$64
2009	25
2010	33
Note 7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
     In December 2010, a Brazilian court held that a judgment against a Brazilian company sold by Eaton in 2006 could be enforced against Eaton. The Company recognized a pretax provision of 60 Brazilian Reais ($36 based on current exchange rates) related to this legal matter as a corporate charge classified in Other (income) expense-net. Eaton is appealing this decision in the Brazilian court system.
     On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion is currently pending. Accordingly, an estimate of any potential loss related to this action cannot be made at this time.
     Eaton is subject to a broad range of claims, administrative and legal proceedings, such as lawsuits that relate to contractual allegations, tax audits, patent infringement, personal injuries (including asbestos claims), antitrust matters and employment-related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the consolidated financial statements.
Environmental Contingencies
     Eaton has established policies to ensure that its operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. The Company’s manufacturing facilities are required to be certified to ISO 14001, an international standard for environmental management systems. The Company routinely reviews EHS performance at each of its facilities and continuously strives to improve pollution prevention.
     Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the federal Superfund law at a number of disposal sites. The Company became involved in these sites through the Company’s voluntary decision, in connection with business acquisitions, or as a result of government action. At the end of 2010, the Company was involved with a total of 80 sites world-wide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
     Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2010 and 2009, the Company had an accrual totaling $71 and $80, respectively, for these costs.
Warranty Accruals
     A summary of the current and long-term warranty accruals follows:

	2010	2009	2008
Balance at January 1	$147	$165	$167
Provision	99	77	95
Settled	(91)	(98)	(108)
Business acquisitions	—	—	13
Other	(2)	3	(2)

Balance at December 31	$153	$147	$165

Lease Commitments
     Eaton leases certain real properties and equipment. A summary of minimum rental commitments at December 31, 2010 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, follow:

2011	$145
2012	106
2013	78
2014	49
2015	39
Thereafter	59

Total noncancelable lease commitments	$476

     A summary of rental expense follows:

2008	$173
2009	177
2010	172
Note 8. INCOME TAXES
     Income from continuing operations before income taxes and income tax expense is summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable. Certain foreign operations are branches of Eaton and are, therefore, subject to United States as well as foreign income tax regulations. As a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. For purposes of this note, non-United States operations include Puerto Rico.

	Income (loss) from continuing operations
	before income taxes
	2010	2009	2008
United States	$114	$(298)	$123
Non-United States	922	601	1,017

Total income before income taxes	$1,036	$303	$1,140

	Income tax expense (benefit) from
	continuing operations
	2010	2009	2008
Current
United States
Federal	$(2)	$40	$36
State and local	1	5	4
Non-United States	107	69	219

Total current income tax expense	106	114	259

Deferred
United States
Federal	95	(174)	(17)
State and local	(15)	(4)	(42)
Non-United States	(87)	(18)	(127)

Total deferred income tax expense (benefit)	(7)	(196)	(186)

Total income tax expense (benefit)	$99	$(82)	$73

     Reconciliations of income taxes from the United States federal statutory rate of 35% to the consolidated effective income tax rate for continuing operations follow:

	2010	2009	2008
Income taxes at the United States federal statutory rate	35.0%	35.0%	35.0%

United States operations
State and local income taxes	(0.1)%	0.4%	0.3%
Deductible dividends	(0.6)%	(2.1)%	(0.5)%
Deductible interest	(0.8)%	(2.3)%	(0.6)%
Credit for increasing research activities	(1.4)%	(3.9)%	(1.2)%
Write-off deferred income tax asset due to impact of Health Care Reform and Education Reconciliation Act on taxation associated with Medicare Part D	2.2%	0.0%	0.0%
Other-net	1.4%	5.0%	4.8%

Non-United States operations
Foreign tax credit	(6.4)%	(2.5)%	(3.0)%
Non-United States operations (earnings taxed at other than the United States tax rate)	(13.9)%	(52.6)%	(18.9)%

Worldwide operations
Adjustments to tax liabilities	(1.2)%	(11.9)%	(3.6)%
Adjustments to valuation allowances	(4.7)%	7.7%	(5.9)%

Effective income tax expense (benefit) rate	9.5%	(27.2)%	6.4%

     During 2010, income tax expense of $99 was recognized (an effective tax rate of 9.5%) compared to an income tax benefit of $82 for 2009 (a tax benefit rate of 27.2%). The increased tax rate is primarily attributable to higher United States income at the higher relative United States tax rate, a one-time, non-cash charge of $22 to reflect the impact of the Health Care Reform and Education Reconciliation Act on taxation associated with Medicare Part D, and adjustments of $22 to tax liabilities related to an income tax audit of transfer pricing for 2005 to 2009, partially offset by successful resolution of international tax issues, the recognition of state and local income tax attributes involving tax loss carryforwards, tax credits and other temporary differences, and enhanced realization of international deferred tax assets. Earnings taxed at other than the United States tax rate includes the impact of tax holidays in certain jurisdictions.
     With limited exceptions, no provision has been made for income taxes on undistributed earnings of non-United States subsidiaries of $6 billion at December 31, 2010, since it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.

     Worldwide income tax payments follow:

2008	$185
2009	124
2010	141
Deferred Income Tax Assets and Liabilities
     Components of current and long-term deferred income taxes follow:

	2010		2009
		Long-term		Long-term
	Current	assets and	Current	assets and
	assets	liabilities	assets	liabilities
Accruals and other adjustments
Employee benefits	$94	$681	$78	$773
Depreciation and amortization	(1)	(567)	3	(642)
Other accruals and adjustments	224	90	293	103
Other items	—	(6)	—	(5)
United States federal income tax loss carryforwards (1)	—	5	13	38
United States federal income tax credit carryforwards	—	253	—	165
United States state and local tax loss carryforwards and tax credit carryforwards	—	74	—	72
Non-United States tax loss carryforwards	—	360	—	291
Non-United States income tax credit carryforwards	—	72	—	66
Valuation allowance for income tax loss and income tax credit carryforwards	—	(421)	—	(360)
Other valuation allowances	(14)	(27)	(10)	(78)

Total deferred income taxes	$303	$514	$377	$423

(1)	United States deferred income tax assets of $37 for income tax loss carryforwards were reduced by $32 for the excess income tax benefit related to the exercise of stock options. A tax benefit and a credit to Capital in excess of par value for the excess benefit will not be recognized until the deduction reduces income taxes payable. The net income tax loss carryforward of $37 in the table below reflects the $32 related to the excess income tax benefit.
     At the end of 2010, United States federal income tax loss carryforwards and income tax credit carryforwards were available to reduce future federal income tax liabilities. A summary of these carryforwards and their expiration dates are summarized below:

	2011	2016	2021	2026	Not
	through	through	through	through	subject to	Valuation
	2015	2020	2025	2030	expiration	allowance
United States federal income tax loss carryforwards	$2	$—	$13	$92	$—	$—
United States federal deferred income tax assets for income tax loss carryforwards (1)	1	—	4	32	—	(6)
United States federal income tax credit carryforwards	—	109	10	83	51	(18)
     United States state and local tax loss carryforwards and tax credit carryforwards with a future tax benefit are also available at the end of 2010. A summary of these carryforwards and their expiration are summarized below:

	2011	2016	2021	2026	Not
	through	through	through	through	subject to	Valuation
	2015	2020	2025	2030	expiration	allowance
United States state and local income tax loss carryforwards - net of federal tax effect	$5	$6	$15	$10	$3	$(10)
United States state and local income tax credit carryforwards - net of federal tax effect	10	10	6	4	5	(20)

     At December 31, 2010, certain non-United States subsidiaries had tax loss carryforwards and income tax credit carryforwards that are available to offset future taxable income. A summary of these carryforwards and their expiration is provided below:

	2011	2016	2021	2026	Not
	through	through	through	through	subject to	Valuation
	2015	2020	2025	2030	expiration	allowance
Non-United States income tax loss carryforwards	$161	$155	$46	$4	$947	$—
Non-United States deferred income tax assets for income tax loss carryforwards	41	42	14	1	262	(331)
Non-United States income tax credit carryforwards	5	60	1	—	6	(11)
Recoverability of Deferred Income Tax Assets
     Eaton is subject to the income tax laws in the jurisdictions in which it operates. In order to determine its income tax provision for financial statement purposes, Eaton must make significant estimates and judgments about its business operations in these jurisdictions. These estimates and judgments are also used in determining the deferred income tax assets and liabilities that have been recognized for differences between the financial statement and income tax basis of assets and liabilities, and income tax loss carryforwards and income tax credit carryforwards.
     Management evaluates the realizability of deferred income tax assets for each of the jurisdictions in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, management then considers a series of significant factors in the determination of whether the deferred income tax assets can be realized. The significant factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in the particular country, prudent and feasible tax planning strategies, and estimates of future earnings and taxable income using the same assumptions as the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would conclude that a valuation allowance is required.
     As of December 31, 2010, United States federal deferred income tax assets were $1.3 billion. The largest component of the deferred income tax assets is due to timing differences between revenue and expense recognition for income tax versus financial statement purposes. In addition, the Company had a tax net operating loss in the United States in 2010 and possesses certain income tax credit carryforwards that comprise the remainder of the balance. Over the 20 year carryforward period available for net operating losses and general business credits, taxable income of approximately $3.7 billion would need to be realized to utilize all deferred income tax assets. As of December 31, 2010, management believes that, with a couple of very limited exceptions totaling $24, it is more likely than not that the entire United States federal deferred income tax assets will be realized.
     Applying the above methodology, valuation allowances have been established for certain United States federal, state and local income, as well as certain non-United States, deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period.
Unrecognized Income Tax Benefits
     Eaton’s historical policy has been to enter into tax planning strategies only if it is more likely than not that the benefit would be sustained upon audit. For example, the Company does not enter into any of the Internal Revenue Service (IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4.

     A summary of gross unrecognized income tax benefits follows:

	2010	2009	2008
Balance at January 1	$197	$139	$96
Increases and decreases as a result of positions taken during prior years
Transfers to valuation allowances	(2)	(1)	(2)
Other increases	7	37	11
Other decreases, including foreign currency translation	(31)	(4)	(18)
Balances related to acquired businesses	34	5	30
Increases as a result of positions taken during the current year	23	28	35
Decreases relating to settlements with tax authorities	—	(4)	—
Decreases as a result of a lapse of the applicable statute of limitations	(4)	(3)	(13)

Balance at December 31	$224	$197	$139

     If all unrecognized tax benefits were recognized, the net impact on the effective income tax rate would be $177.
     As of December 31, 2010 and 2009, Eaton had accrued approximately $36 and $43, respectively, for the payment of worldwide interest and penalties. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions where they are automatically applied to any deficiency, regardless of the merit of the position.
     During 2010, Eaton received a significant tax assessment in an international jurisdiction. The Company had previously filed and received a tax ruling on the key aspects of the transaction not specifically covered by the plain meaning of the local tax statutes. The ruling request fully disclosed all steps of the transaction. Multiple outside advisors have stated that the foreign government is raising the issue for most clients with similar facts and that the matter is expected to require at least 10 years to resolve. Management believes that final resolution of the assessment will not have a material impact on the consolidated financial statements.
     The resolution of the majority of Eaton’s unrecognized income tax benefits is dependent upon uncontrollable factors such as law changes; the prospect of retroactive regulations; new case law; the willingness of the income tax authority to settle the issue, including the timing thereof; and other factors. Therefore, for the majority of unrecognized income tax benefits, it is not reasonably possible to estimate the increase or decrease in the next 12 months. For each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.
     Eaton or its subsidiaries file income tax returns in the United States and foreign jurisdictions. The United States Internal Revenue Service (IRS) has continued their examination of the Company’s United States income tax returns for 2005 and 2006, which is expected to conclude at the end of 2011. Although the formal examination has not begun, the Company has recently extended the statute of limitations for the IRS to examine its United States income tax returns for 2007 until December 31, 2012. Eaton is also under examination for the income tax filings in various state and foreign jurisdictions. With only a few exceptions, the Company is no longer subject to state and local income tax examinations for years before 2007, or foreign examinations for years before 2005. Eaton does not anticipate any material adjustments to the consolidated financial statements.
Note 9. EATON SHAREHOLDERS’ EQUITY
     There are 500 million common shares authorized ($.50 par value per share), 339.9 million of which were issued and outstanding at the end of 2010. At December 31, 2010, there were 8,113 holders of record of common shares. Additionally, 17,463 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP) and Eaton Electrical de Puerto Rico Inc. Retirement Savings Plan.
     In 2008, Eaton sold 37.4 million of its common shares in a public offering, resulting in net cash proceeds of $1.5 billion. The cash proceeds from the sale of the common shares were used to repay borrowings incurred to fund the acquisitions of Moeller and Phoenixtec.
     Eaton has a common share repurchase plan that authorizes the repurchase of 10 million common shares. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s common shares, the Company’s capital levels and other considerations. In 2008, 2.8 common shares were repurchased in the open market at a total cost of $100. No common shares were repurchased in the open market in 2010 or 2009.

     Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $9 and $22 of common shares and marketable securities, as valued at December 31, 2010 and 2009, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the common shares were included in Shareholders’ equity at historical cost.
Accumulated Other Comprehensive Loss
     The components of Accumulated other comprehensive loss as reported in the Consolidated Balance Sheets follow:

	2010	2009
Foreign currency translation and related hedging instruments (net of income tax benefit of $32 in 2010 and 2009)	$(261)	$(183)
Pensions (net of income tax benefit of $489 in 2010 and $459 in 2009)	(972)	(911)
Other postretirement benefits (net of income tax benefit of $99 in 2010 and $95 in 2009)	(122)	(121)
Cash flow hedges (net of income taxes of $4 in 2010 and 2009)	7	7

Total Accumulated other comprehensive loss	$(1,348)	$(1,208)

Net Income per Common Share
     A summary of the calculation of net income per common share attributable to common shareholders is as follows:

(Shares in millions)	2010	2009	2008
Income from continuing operations	$929	$383	$1,055
Income from discontinued operations	—	—	3

Net income attributable to common shareholders	$929	$383	$1,058

Weighted-average number of common shares outstanding — diluted	339.5	335.8	324.6
Less dilutive effect of stock options and restricted stock awards	4.0	3.1	4.2

Weighted-average number of common shares outstanding — basic	335.5	332.7	320.4

Net income per common share — diluted
Continuing operations	$2.73	$1.14	$3.25
Discontinued operations	—	—	.01

Total	$2.73	$1.14	$3.26

Net income per common share — basic
Continuing operations	$2.76	$1.16	$3.29
Discontinued operations	—	—	.01

Total	$2.76	$1.16	$3.30

     In 2010 all stock options were dilutive in the calculation of diluted net income per common share. In 2009 and 2008, 13.2 million and 17.0 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive.
Note 10. STOCK OPTIONS AND RESTRICTED STOCK UNITS
Stock Options
     Under various plans, stock options have been granted to certain employees and directors to purchase common shares at prices equal to fair market value on the date of grant. Substantially all of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant. Compensation expense is recognized for stock options based on the fair value of the options at the date of grant and amortized on a straight-line basis over the period the employee or director is required to provide service.

     The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The principal assumptions utilized in valuing stock options include the expected stock price volatility (based on the most recent historical period equal to the expected life of the option); the expected option life (an estimate based on historical experience); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option). A summary of the assumptions used in determining the fair value of stock options follows:

	2010	2009	2008
Expected volatility	31%	30%	27% to 22%
Expected option life in years	5.5	5.5	5.5
Expected dividend yield	2.0%	2.0%	2.0%
Risk-free interest rate	2.4% to 1.3%	2.2% to 1.7%	3.6% to 1.7%
Weighted-average fair value of stock options granted	$8.98	$5.14	$8.30
     A summary of stock option activity follows:

			Weighted-
			average
	Weighted-		remaining
	average price		contractual	Aggregate
(Options in millions)	per option	Options	life in years	intrinsic value
Outstanding at January 1, 2010	$32.19	21.1
Granted	34.90	0.1
Exercised	26.16	(6.1)
Forfeited and canceled	37.43	(0.2)

Outstanding at December 31, 2010	$34.62	14.9	5.1	$241

Exercisable at December 31, 2010	$34.10	13.6	4.8	$227
Reserved for future grants at December 31, 2010		10.8
     The aggregate intrinsic value in the table above represents the total excess of the $50.76 closing price of Eaton common shares on the last trading day of 2010 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company’s common shares.
     Information related to stock options follows:

	2010	2009	2008
Pretax expense for stock options	$11	$28	$29
After-tax expense for stock options	8	19	20
Proceeds from stock options exercised	157	27	47
Income tax benefit related to stock options exercised
Classified in operating activities in the Consolidated Statements of Cash Flows	—	2	4
Classified in financing activities in the Consolidated Statements of Cash Flows	—	4	13
Intrinsic value of stock options exercised	98	19	52
Total fair value of stock options vesting	$11	$22	$31

Stock options exercised, in millions of options	6.096	1.688	2.480
     As of December 31, 2010, total compensation expense not yet recognized related to non-vested stock options was $3, and the weighted-average period in which the expense is expected to be recognized is 1.2 years.

Restricted Stock Units
     Restricted stock units and awards (RSUs) have been issued to certain employees at fair market value at the date of grant. These awards entitle the holder to receive one common share for each RSU upon vesting, generally over four years. A summary of the RSU activity for 2010 follows:

		Weighted-
	Number of	average fair
	restricted	value per
(Restricted stock units in millions)	stock units	award
Non-vested at January 1, 2010	4.2	$24.30
Granted	1.8	33.28
Vested	(0.8)	31.36
Forfeited	—	25.11

Non-vested at December 31, 2010	5.2	$26.48

     Information related to RSUs follows:

	2010	2009	2008
Pretax expense for RSUs	$39	$25	$15
After-tax expense for RSUs	25	17	10
     As of December 31, 2010, total compensation expense not yet recognized related to non-vested RSUs was $85, and the weighted-average period in which the expense is expected to be recognized is 2.7 years.
Note 11. FAIR VALUE MEASUREMENTS
     Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to satisfy a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a fair value hierarchy is established, which categorizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     A summary of financial instruments recognized at fair value, and the fair value measurement used, at December 31, 2010 and 2009 follows:

		Quoted prices in
		active markets	Other
		for identical	observable	Unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
2010
Cash	$333	$333	$—	$—
Short-term investments	838	838	—	—
Net derivative contracts	69	—	69	—
Long-term debt converted to floating interest rates by interest rate swaps	42	—	42	—

2009
Cash	$340	$340	$—	$—
Short-term investments	433	433	—	—
Net derivative contracts	25	—	25	—
Long-term debt converted to floating interest rates by interest rate swaps	29	—	29	—
     Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.

     Long-term debt and the current portion of long-term debt had a carrying value of $3,386 and fair value of $3,787 at December 31, 2010 compared to $3,354 and $3,601, respectively, at December 31, 2009.
Short-Term Investments
     Eaton invests excess cash generated from operations in short-term marketable investments. For those investments classified as “available-for-sale”, Eaton marks these investments to fair value with the offset recognized in Accumulated other comprehensive loss. A summary of the carrying value of short-term investments follows:

	2010	2009
Time deposits and certificate of deposits with banks	$592	$300
Money market investments	246	125
Other	—	8

Total short-term investments	$838	$433

Note 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
     In the normal course of business, Eaton is exposed to certain risks related to fluctuations in interest rates, foreign currency exchange rates and commodity prices. The Company uses various derivative and non-derivative financial instruments, primarily interest rate swaps, foreign currency forward exchange contracts, foreign currency swaps and, to a lesser extent, commodity contracts, to manage risks from these market fluctuations. The instruments used by Eaton are straightforward, non-leveraged instruments. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased and sold for trading purposes.
     Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Consolidated Balance Sheets. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated, and is effective, as part of a hedging relationship and, if so, as to the nature of the hedging activity. Eaton formally documents all relationships between derivative financial instruments accounted for as hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative financial instruments to a recognized asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as:
•	Hedges of the change in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability (a fair value hedge); for these hedges, the gain or loss from the derivative financial instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in income during the period of change in fair value.
•	Hedges of the variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability (a cash flow hedge); for these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Accumulated other comprehensive loss and reclassified to income in the same period when the gain or loss on the hedged item is included in income.
•	Hedges of the foreign currency exposure related to a net investment in a foreign operation (a net investment hedge); for these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Accumulated other comprehensive loss and reclassified to income in the same period when the gain or loss related to the net investment in the foreign operation is included in income.
     The gain or loss from a derivative financial instrument designated as a hedge that is effective is classified in the same line of the Consolidated Statements of Income as the offsetting loss or gain on the hedged item. The change in fair value of a derivative financial instrument that is not effective as a hedge is immediately recognized in income.
     For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in income. The majority of derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency and certain commodity contracts that arise in the normal course of business.

Interest Rate Risk
     Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk. These interest rate swaps are accounted for as fair value hedges of certain long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt in Note 5.
     A summary of interest rate swaps outstanding at December 31, 2010, follows:

Notional	Fixed interest	Floating interest	Basis for contracted floating
amount	rate received	rate paid	interest rate paid
$200	4.90%	2.59%	6 month LIBOR + 2.15%
100	5.95%	3.07%	6 month LIBOR + 2.60%
115	5.60%	1.66%	6 month LIBOR + 1.22%
25	8.875%	4.30%	6 month LIBOR + 3.84%
25	7.625%	2.94%	6 month LIBOR + 2.48%
50	7.65%	3.01%	6 month LIBOR + 2.57%
25	5.45%	0.73%	6 month LIBOR + 0.28%
Derivative Financial Statement Impacts
     The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

		Other	Other	Other
	Notional	current	long-term	current	Type of
	amount	assets	assets	liabilities	hedge	Term
2010
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$540	$—	$42	$—	Fair value	2 to 23 years
Foreign currency exchange contracts	227	4	—	5	Cash flow	12 to 36 months
Commodity contracts	39	8	—	—	Cash flow	12 months
Cross currency swaps	75	2	—	—	Net investment	12 months

Total		$14	$42	$5

Derivatives not designated as hedges
Foreign currency exchange contracts	$2,777	$20		$19		12 months
Commodity contracts	102	17		—		12 months

Total		$37		$19

2009
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$700	$—	$29	$—	Fair value	3 to 24 years
Foreign currency exchange contracts	159	6	—	4	Cash flow	12 to 36 months
Commodity contracts	20	5	—	—	Cash flow	12 months

Total		$11	$29	$4

Derivatives not designated as hedges
Foreign currency exchange contracts	$3,602	$17		$31		12 months
Commodity contracts	30	3		—		12 months

Total		$20		$31

     The foreign currency exchange contracts shown in the table above as derivatives not designated as hedges are primarily contracts entered into to manage foreign currency volatility or exposure on intercompany sales and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these foreign currency exchange contracts.

     Amounts recognized in Accumulated other comprehensive loss follow:

	2010		2009
		Gain (loss)		Gain (loss)
	Gain (loss)	reclassified	Gain (loss)	reclassified
	recognized in	from	recognized in	from
	Accumulated	Accumulated	Accumulated	Accumulated
	other	other	other	other
	comprehensive	comprehensive	comprehensive	comprehensive
	loss	loss	loss	loss
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$(2)	$1	$(1)	$(8)
Commodity contracts	8	5	22	(14)
Derivatives designated as net investment hedges
Cross currency swaps	(8)	—	—	—

Total	$(2)	$6	$21	$(22)

     Gains and losses reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income were recognized in Cost of products sold.
     Amounts recognized in net income follow:

	Gain (loss) recognized in net
	income
	2010	2009
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$33	$(47)
Related long-term debt converted to floating interest rates by interest rate swaps	(33)	47

	$—	$—

     Gains and losses described above were recognized in Interest expense.
     Cash received from the early termination of interest rate swaps totaled $22, $15 and $85 for the years ended December 31, 2010, 2009 and 2008, respectively.
Note 13. ACCOUNTS RECEIVABLE AND INVENTORY
Accounts Receivable
     Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and any anticipated future write-off based on historic experience. Accounts receivable balances are written off against an allowance for doubtful accounts after a final determination of uncollectability has been made. Accounts receivable are net of an allowance for doubtful accounts of $51 and $67 at December 31, 2010 and 2009, respectively.
Inventory
     Inventory is carried at lower of cost or market. Inventory in the United States is generally accounted for using the last-in, first-out (LIFO) method. Remaining United States and non-United States inventory is accounted for using the first-in, first-out (FIFO) method. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and costs of the distribution network.

     The components of inventory follow:

	2010	2009
Raw materials	$651	$608
Work-in-process	229	222
Finished goods	800	601

Inventory at FIFO	1,680	1,431
Excess of FIFO over LIFO cost	(116)	(105)

Total inventory	$1,564	$1,326

     Inventory at FIFO accounted for using the LIFO method was 40% and 46% at the end of 2010 and 2009, respectively. The increase in inventory is a result of returning to normal operating levels in 2010 as compared to depressed levels in 2009.
Note 14. BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s segments are as follows:
Electrical Americas and Electrical Rest of World
     The Electrical segments are global leaders in electrical components and systems for power quality, distribution and control. Products include circuit breakers, switchgear, UPS systems, power distribution units, panelboards, loadcenters, motor controls, meters, sensors, relays and inverters. The principal markets for the Electrical Americas and Electrical Rest of World segments are industrial, institutional, governmental, utility, commercial, residential and information technology. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals, factories and utilities. The segments share several common global customers, but a large number of customers are located regionally and sales are made directly to original equipment manufacturers and indirectly through distributors, resellers and manufacturers representatives.
Hydraulics
     The Hydraulics segment is a global leader in hydraulics components, systems and services for industrial and mobile equipment. Eaton offers a wide range of power products including pumps, motors and hydraulic power units; a broad range of controls and sensing products including valves, cylinders and electronic controls; a full range of fluid conveyance products including industrial and hydraulic hose, fittings, and assemblies, thermoplastic hose and tubing, couplings, connectors, and assembly equipment; filtration systems solutions; heavy-duty drum and disc brakes; and golf grips. The principal markets for Hydraulics include oil and gas, renewable energy, marine, agriculture, construction, mining, forestry, utility, material handling, truck and bus, machine tools, molding, primary metals and power generation. Key manufacturing customers in these markets and other customers are located globally, and these products are sold and serviced through a variety of channels.
Aerospace
     The Aerospace segment is a leading global supplier of aerospace fuel, hydraulics and pneumatic systems for commercial and military use. Products include hydraulic power generation systems for aerospace applications including pumps, motors, hydraulic power units, hose and fittings, electro-hydraulic pumps and power and load management systems; controls and sensing products including valves, cylinders, electronic controls, electromechanical actuators, sensors, displays and panels, aircraft flap and slat systems and nose wheel steering systems; fluid conveyance products, including hose, thermoplastic tubing, fittings, adapters, couplings, sealing and ducting; and fuel systems including fuel pumps, sensors, valves, adapters and regulators. The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers. These manufacturers and other customers operate globally, and these products are sold and serviced through a variety of channels.
Truck
     The Truck segment is a leader in the design, manufacture and marketing of a complete line of drivetrain and powertrain systems and components for performance, fuel economy and safety for commercial vehicles. Products include transmissions, clutches and hybrid electric power systems. The principal markets for the Truck segment are original equipment manufacturers and after-market customers of heavy, medium and light-duty trucks and passenger cars. These manufacturers and other customers are located globally, and most sales of these products are made directly to these customers.

Automotive
     The Automotive segment is a leading supplier of automotive drivetrain and powertrain systems for performance, fuel economy and safety including critical components that reduce emissions and fuel consumption and improve stability, performance, fuel economy and safety of cars, light trucks and commercial vehicles. Products include superchargers, engine valves and valve actuation systems, cylinder heads, locking and limited slip differentials, transmission controls, engine controls, fuel vapor components, compressor control clutches for mobile refrigeration, fluid connectors and hoses for air conditioning and power steering, decorative spoilers, underhood plastic components, fluid conveyance products including, hose, thermoplastic tubing, fittings, adapters, couplings and sealing products to the global automotive industry. The principal markets for the Automotive segment are original equipment manufacturers and aftermarket customers of light-duty trucks, SUVs, CUVs, and passenger cars. These manufacturers and other customers are located globally, and most sales of these products are made directly to these customers.
Other Information
     No single customer represented greater than 10% of net sales in 2010, 2009 or 2008, respectively.
     The accounting policies of the business segments are generally the same as the policies described in Note 1, except that inventories and related cost of products sold of the segments are accounted for using the FIFO method and operating profit only reflects the service cost component related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties. These intersegment sales are eliminated in consolidation.
     For purposes of business segment performance measurement, the Company does not allocate items that are of a non-operating nature, or corporate organizational and functional expenses of a governance nature. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

Business Segment Information

	2010	2009	2008
Net sales
Electrical Americas	$3,675	$3,410	$4,016
Electrical Rest of World	2,748	2,483	2,904
Hydraulics	2,212	1,692	2,523
Aerospace	1,536	1,602	1,811
Truck	1,997	1,457	2,251
Automotive	1,547	1,229	1,871

Total net sales	$13,715	$11,873	$15,376

Segment operating profit (loss)
Electrical Americas	$529	$518	$630
Electrical Rest of World	264	107	233
Hydraulics	279	51	285
Aerospace	220	245	283
Truck	245	39	315
Automotive	163	(10)	59

Total segment operating profit	1,700	950	1,805

Corporate
Amortization of intangible assets	(181)	(170)	(161)
Interest expense-net	(136)	(150)	(157)
Pension and other postretirement benefits expense	(120)	(212)	(141)
Stock option expense	(11)	(28)	(29)
Other corporate expense-net	(216)	(87)	(177)

Income from continuing operations before income taxes	1,036	303	1,140
Income tax expense (benefit)	99	(82)	73

Income from continuing operations	937	385	1,067
Income from discontinued operations	—	—	3

Net income	937	385	1,070
Less net income for noncontrolling interests	(8)	(2)	(12)

Net income attributable to Eaton common shareholders	$929	$383	$1,058

Business segment operating profit was reduced by acquisition integration charges as follows:

Electrical Americas	$2	$4	$4
Electrical Rest of World	33	60	43
Hydraulics	1	3	6
Aerospace	4	12	20
Automotive	—	1	3

Total	$40	$80	$76

Business Segment Information

	2010	2009	2008
Identifiable assets
Electrical Americas	$1,272	$1,050	$1,238
Electrical Rest of World	1,630	1,625	1,817
Hydraulics	1,080	939	1,132
Aerospace	726	729	798
Truck	866	797	801
Automotive	904	866	947

Total identifiable assets	6,478	6,006	6,733
Goodwill	5,454	5,435	5,232
Other intangible assets	2,272	2,441	2,518
Corporate	3,048	2,400	2,172

Total assets	$17,252	$16,282	$16,655

Capital expenditures for property, plant and equipment
Electrical Americas	$59	$30	$85
Electrical Rest of World	49	39	77
Hydraulics	45	21	54
Aerospace	21	16	23
Truck	59	30	69
Automotive	61	24	54

Total	294	160	362
Corporate	100	35	86

Total expenditures for property, plant and equipment	$394	$195	$448

Depreciation of property, plant and equipment
Electrical Americas	$55	$56	$61
Electrical Rest of World	56	61	49
Hydraulics	52	57	59
Aerospace	25	26	27
Truck	76	83	89
Automotive	77	85	97

Total	341	368	382
Corporate	28	30	27

Total depreciation of property, plant and equipment	$369	$398	$409

Geographic Region Information
     Net sales are measured based on the geographic location of the selling plant. Long-lived assets consist of property, plant and equipment-net.

		Long-lived
	Net sales	assets
2010
United States	$7,686	$1,102
Canada	426	25
Latin America	1,453	275
Europe	3,396	664
Asia Pacific	2,156	411
Eliminations	(1,402)	—

Total	$13,715	$2,477

2009
United States	$6,767	$1,024
Canada	355	23
Latin America	1,061	272
Europe	3,007	748
Asia Pacific	1,642	378
Eliminations	(959)	—

Total	$11,873	$2,445

2008
United States	$8,775	$1,129
Canada	428	21
Latin America	1,455	250
Europe	4,002	827
Asia Pacific	1,963	412
Eliminations	(1,247)	—

Total	$15,376	$2,639

     Eaton generally manufactures and sells within the same geographic region. However, in some cases, production occurs in one region for sales to customers in another region. For 2010, Eaton’s sales to customers within the United States were $6,166 and sales to customers outside of the United States were $7,549. For 2009, Eaton’s sales to customers within the United States were $5,574 and sales to customers outside of the United States were $6,299. For 2008, Eaton’s sales to customers within the United States were $7,277 and sales to customers outside of the United States were $8,099.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).
TWO-FOR-ONE STOCK SPLIT
     On January 27, 2011, Eaton’s Board of Directors announced a two-for-one split of the Company’s common shares effective in the form of a 100% stock dividend. The record date for the stock split was February 7, 2011, and the additional shares will be distributed on February 28, 2011. Accordingly, all share and per share data have been adjusted retroactively to reflect the stock split.
COMPANY OVERVIEW
     Eaton Corporation (Eaton or Company) is a diversified power management company with 2010 sales of $13.7 billion. The Company is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 70,000 employees in over 50 countries, and sells products to customers in more than 150 countries.
     Eaton’s operating segments are Electrical Americas, Electrical Rest of World, Hydraulics, Aerospace, Truck and Automotive. These segments are components of the Company with separate financial information that is evaluated on a regular basis by the chief operating decision maker in determining how to allocate resources. For additional information regarding Eaton’s business segments, see Note 14 to the Consolidated Financial Statements.
     During 2009 and the latter part of 2008, Eaton experienced significant challenges due to the global recession and instability in the financial and capital markets, which had a significant impact on the demand for Eaton’s products. In response to these events, and to remain competitive in the marketplace, substantial changes have been made to the Company’s cost structure, including a 17% full-time workforce reduction in 2009, as well as other cost-containment actions. In 2010, the Company experienced a return to growth in end markets, higher demand for products and overall improved operating results due to better economic conditions and the cost-containment actions initiated in 2009.
     Eaton acquired certain businesses that affect comparability on a year over year basis. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions. For a complete list of business acquisitions and joint ventures, see Note 2 to the Consolidated Financial Statements.
     A summary of Eaton’s consolidated net sales, net income attributable to Eaton common shareholders, and net income per common share follows:

	2010	2009	2008
Consolidated net sales	$13,715	$11,873	$15,376
Net income attributable to Eaton common shareholders	929	383	1,058
Net income per common share	$2.73	$1.14	$3.26
RESULTS OF OPERATIONS
     The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These measures include operating earnings, operating earnings per common share, and operating profit before acquisition integration charges for each business segment, each of which excludes amounts that differ from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of each of these financial measures to the most directly comparable GAAP measure is included in the table below and in the discussion of the operating results of each business segment. Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment.

Consolidated Financial Results

		Change		Change
		from		from
	2010	2009	2009	2008	2008
Continuing operations
Net sales	$13,715	16%	$11,873	(23)%	$15,376
Gross profit	4,082	32%	3,091	(26)%	4,185
Percent of net sales	29.8%		26.0%		27.2%
Income before income taxes	1,036	242%	303	(73)%	1,140
Income after income taxes	$937	143%	$385	(64)%	$1,067
Income from discontinued operations	—		—		3

Net income	937	143%	385	(64)%	1,070
Less net income for noncontrolling interests	(8)		(2)		(12)

Net income attributable to Eaton common shareholders	929	143%	383	(64)%	1,058
Excluding acquisition integration charges (after-tax)	27		54		51

Operating earnings	$956	119%	$437	(61)%	$1,109

Net income per common share — diluted	$2.73	141%	$1.14	(65)%	$3.25
Excluding per share impact of acquisition integration charges (after-tax)	0.08		0.16		0.17

Operating earnings per common share	$2.81	117%	$1.30	(62)%	$3.42

Net Sales
     Net sales in 2010 increased by 16% compared to 2009 due to 14% higher core sales, an increase of 1% from the impact of foreign exchange, and an increase of 1% from acquisitions of businesses. Contributing to higher core sales was increased demand in end markets, which increased sales 12% in 2010 compared to 2009. Higher demand resulted from a rebound from the depressed end market levels of 2009 and growth in revenues from developing countries. Net sales in 2009 declined 23% compared to 2008. A reduction in core sales due to the global economic recession drove 22% of the 23% decline. Additionally, net sales were negatively impacted by 3% from foreign exchange partially offset by a 2% increase from sales of acquired businesses.
Gross Profit
     Gross profit increased by 32% in 2010 compared to 2009, and improved to 29.8% as a percentage of net sales, up 3.8 percentage points from 2009. The increase was primarily due to higher sales in 2010, manufacturing efficiencies resulting from higher sales volumes, and the benefits of substantial changes in the Company’s cost structure implemented over the past two years, partially offset by higher raw material and commodity costs. The Company’s cost structure reflects savings associated with workforce reductions taken in 2009. Additionally, contributing to higher gross profit in 2010 is the absence of charges for severance and pension and other postretirement benefits expense incurred in 2009, as discussed below. Gross profit declined 26% in 2009 compared to 2008, primarily due to the decline in net sales discussed above, operating inefficiencies related to the difficulty in absorbing fixed manufacturing costs resulting from reduced sales, and charges of $182 in 2009 resulting from actions taken to reduce the workforce including related pension settlement and curtailment expense, a substantial portion of which was recognized in Cost of products sold. These reductions were partially offset by savings associated with workforce reductions, other cost-containment actions and benefits associated with integrating acquired businesses.
Income Taxes
     The effective income tax expense rate for 2010 was 9.5% compared to an income tax benefit rate of (27.2)% in 2009 and an income tax expense rate of 6.4% in 2008. The increased tax rate in 2010 compared to 2009 is primarily attributable to higher U.S. income at the higher relative U.S. tax rate, a one-time, non-cash charge of $22 to reflect the impact of the Health Care Reform and Education Reconciliation Act on taxation associated with Medicare Part D, and adjustments of $22 related to an income tax audit of transfer pricing for the period 2005 to 2009, partially offset by the successful resolution of international tax audit issues, the recognition of state and local income tax benefits involving tax loss carry-forwards and the recognition of additional international deferred tax assets. The income tax benefit rate for 2009 was favorably impacted by tax benefits of $104 from United States federal income tax losses. Eaton also recognized income tax benefits of $13 in 2009, which represented adjustments to certain worldwide tax liabilities and valuation allowances and benefits related to the settlement of international income tax audits. The lower income tax rate in 2009 compared to 2008 is primarily attributable to tax benefits from U.S. federal income tax losses in 2009 and the favorable impact of non-U.S. operations tax rate differential being applied to significantly lower worldwide income as compared to 2008. For additional information on income taxes, see Note 8 to the Consolidated Financial Statements.
Net Income
     Net income of $929 in 2010 increased 143% compared to net income of $383 in 2009 and net income per share of $2.73 in 2010 increased 141% over net income per share of $1.14 in 2009. The increases were primarily due to higher sales in 2010 and the factors that affected gross profit, partially offset by higher income tax expense in 2010 as discussed above. Net income in 2010 was unfavorably impacted by a $36 pretax charge related to a legal judgment in Brazil. See Other Matters for additional information related to this legal judgment. Net income of $383 in 2009 and net income per common share of $1.14 declined 64% and 65%, respectively, compared to net income of $1,058 and net income per share of $3.25 in 2008. The declines were primarily due to lower net sales in 2009 and the factors that affected gross profit discussed above, partially offset by an income tax benefit rate of 27.2% in 2009 compared to an effective income tax expense rate of 6.4% in 2008. Net income per share was also reduced due to a higher number of average shares outstanding in 2009 compared to 2008, resulting principally from the sale of 37.4 million shares in 2008.
Business Segment Results of Operations
     The following is a discussion of net sales, operating profit and operating profit margin by business segment which includes a discussion of operating profit and operating profit margin without acquisition integration charges. For additional information related to integration charges see Note 3 to the Consolidated Financial Statements. For additional information related to acquired businesses see Note 2 to the Consolidated Financial Statements.
Electrical Americas

		Change		Change
		from		from
	2010	2009	2009	2008	2008
Net sales	$3,675	8%	$3,410	(15)%	$4,016

Operating profit	529	2%	518	(18)%	630
Operating margin	14.4%		15.2%		15.7%

Acquisition integration charges	$2		$4		$4

Before acquisition integration charges
Operating profit	$531	2%	$522	(18)%	$634
Operating margin	14.4%		15.3%		15.8%
     Net sales increased 8% in 2010 compared to 2009 due to an increase in core sales of 5%, an increase of 1% from the favorable impact of foreign exchange, and an increase of 2% from the acquisitions of businesses. Contributing to stronger sales in 2010 was growth in the power quality and industrial control businesses, rebounding from the depressed end market levels of 2009, as well as sales related to government stimulus programs. This increase in sales was partially offset by a decline in non-residential electrical end markets. Net sales declined 15% in 2009 compared to 2008 due to a 14% decline in core sales and a 1% negative impact of foreign exchange. The decline in core sales was driven primarily by weakness in non-residential and residential construction electrical markets during 2009 due to the global economic recession. The decline in end markets in 2009 reflected lower private non-residential construction spending in the United States, which declined by 23% in 2009.
     Operating profit before acquisition integration charges in 2010 increased 2% from 2009 largely due to the increase in sales during 2010, net savings resulting from workforce reductions taken in 2009, and manufacturing efficiencies resulting from higher sales volumes. These increases were partially offset by the cessation of temporary cost-savings measures introduced in 2009, higher raw material costs, and increased support costs as operations returned to normal operating levels compared to the depressed levels in 2009. Operating profit before acquisition integration charges in 2009 decreased 18% from 2008 due to the decline in net sales discussed above, partially offset by net savings resulting from the workforce reductions and other cost-containment actions.

Electrical Rest of World

		Change		Change
		from		from
	2010	2009	2009	2008	2008
Net sales	$2,748	11%	$2,483	(15)%	$2,904

Operating profit	264	147%	107	(54)%	233
Operating margin	9.6%		4.3%		8.0%

Acquisition integration charges	$33		$60		$43

Before acquisition integration charges
Operating profit	$297	78%	$167	(39)%	$276
Operating margin	10.8%		6.7%		9.5%
     Net sales increased 11% in 2010 compared to 2009 due to an increase in core sales of 11% and an increase of 1% from the acquisition of certain businesses, partially offset by a 1% reduction from foreign exchange. The growth in core sales was due to the rebound in European and Asian end markets from the depressed levels of 2009. Net sales declined 15% in 2009 compared to 2008 due to a 19% decline in core sales and a 5% decline from foreign exchange, partially offset by a 9% increase from the acquisition of certain businesses. The decline in core sales was due to softness in European and Asian markets during 2009 due to the global economic recession.
     Operating profit before acquisition integration charges in 2010 increased 78% from 2009 largely due to the increase in sales during 2010, net savings resulting from workforce reductions taken in 2009, and manufacturing efficiencies resulting from higher sales volumes. These increases were partially offset by the cessation of temporary cost-savings measures introduced in 2009, and increased support costs as operations returned to normal operating levels compared to the depressed levels in 2009. Operating profit before acquisition integration charges in 2009 decreased 39% from 2008 due to the decline in net sales discussed above, unabsorbed fixed costs resulting from significant sales reductions, and changes in sales mix, partially offset by net savings resulting from the workforce reductions and other cost-containment actions.
Hydraulics

		Change		Change
		from		from
	2010	2009	2009	2008	2008
Net sales	$2,212	31%	$1,692	(33)%	$2,523

Operating profit	279	447%	51	(82)%	285
Operating margin	12.6%		3.0%		11.3%

Acquisition integration charges	$1		$3		$6

Before acquisition integration charges
Operating profit	$280	419%	$54	(81)%	$291
Operating margin	12.7%		3.2%		11.5%
     Net sales in 2010 increased 31% compared to 2009 due to higher core sales of 30% and an increase of 1% from the favorable impact of foreign exchange. The increase in core sales was driven by global hydraulics markets, which rebounded from the depressed market conditions of 2009. Net sales declined 33% in 2009 compared to 2008 due to a 32% decline in core sales and a 2% decline from foreign exchange, partially offset by a 1% increase from the acquisition of certain businesses. The decline in core sales resulted from market weakness in all regions beginning in late 2008 and continuing throughout 2009 due to the global economic recession, with the United States seeing the largest decline.
     Operating profit before acquisition integration charges in 2010 increased 419% from 2009 primarily due to the increase in sales in 2010, net savings resulting from the workforce reductions taken in 2009, and manufacturing efficiencies resulting from higher sales volumes. These increases were partially offset by the cessation of temporary cost-savings measures introduced in 2009, higher raw material costs, and increased support costs as operations returned to normal operating levels compared to the depressed levels in 2009. Operating profit before acquisition integration charges in 2009 decreased 81% from 2008 primarily due to the decline in sales discussed above and difficulty in absorbing fixed manufacturing costs as a result of reduced sales in 2009. This reduction was offset by net savings resulting from the workforce reductions and other cost-containment actions.

Aerospace

		Change		Change
		from		from
	2010	2009	2009	2008	2008
Net sales	$1,536	(4)%	$1,602	(12)%	$1,811

Operating profit	220	(10)%	245	(13)%	283
Operating margin	14.3%		15.3%		15.6%

Acquisition integration charges	$4		$12		$20

Before acquisition integration charges
Operating profit	$224	(13)%	$257	(15)%	$303
Operating margin	14.6%		16.0%		16.7%
     Net sales in 2010 declined 4% compared to 2009, driven primarily by slow conditions in the commercial aftermarket, reduced production of commercial transports in the U.S., and a small decline in defense aerospace markets. Net sales declined 12% in 2009 compared to 2008 due to a 9% reduction from core sales and a 3% decline from foreign exchange. The decline in core sales was driven by lower sales in civilian aerospace markets in 2009, partially offset by a slight improvement in defense aerospace markets.
     Operating profit before acquisition integration charges in 2010 decreased 13% from 2009 primarily due to the decline in sales in 2010. The decline also reflected the cessation of temporary cost-savings measures introduced in 2009 and increased support costs. The decline in operating profit before acquisition integration charges of 15% in 2009 compared to 2008 was primarily due to the decline in sales discussed above, partially offset by net savings resulting from the workforce reductions and other cost-containment actions.
Truck

		Change		Change
		from		from
	2010	2009	2009	2008	2008
Net sales	$1,997	37%	$1,457	(35)%	$2,251

Operating profit	245	528%	39	(88)%	315
Operating margin	12.3%		2.7%		14.0%
     Net sales increased 37% in 2010 from 2009 due to an increase in core sales of 32% and an increase of 5% from the favorable impact of foreign exchange. The increase in core sales reflects the sharp rebound in global end markets, led by a recovery in NAFTA heavy-duty truck markets and strong markets in Brazil truck and agriculture vehicle production. Net sales declined 35% in 2009 compared to 2008 due to lower core sales of 30% and a 5% negative impact of foreign exchange. The decline in core sales resulted from truck markets being down in all regions in 2009 due to the global economic recession, with the NAFTA Class 8 market at levels not seen since 1991.
     Operating profit in 2010 increased 528% from 2009 primarily due to the increase in sales in 2010, net savings resulting from the workforce reductions taken in 2009, and manufacturing efficiencies resulting from higher sales volumes. These increases were partially offset by the cessation of temporary cost-savings measures introduced in 2009, higher raw material costs, and increased support costs as operations returned to normal operating levels compared to the depressed levels in 2009. Operating profit in 2009 decreased 88% from 2008 primarily due to the significant decline in sales in 2009 discussed above and difficulty in absorbing fixed manufacturing costs as a result of reduced sales in 2009. This reduction was offset by net savings resulting from workforce reductions and other cost-containment actions.

Automotive

		Change		Change
		from		from
	2010	2009	2009	2008	2008
Net sales	$1,547	26%	$1,229	(34)%	$1,871

Operating profit (loss)	163	NM	(10)	NM	59
Operating margin	10.5%		NM		3.2%
     Net sales increased 26% in 2010 from 2009 due to higher core sales. The increase reflects a rebound in global automotive markets, with growth in United States markets exceeding growth in non-United States markets. Net sales declined 34% in 2009 compared to 2008 due to lower core sales of 28% and a decline of 6% from foreign exchange. The decline in core sales was primarily attributable to a contraction in global automotive end markets that began in 2008 and worsened in 2009 due to the global economic recession. The automotive market in the United States in 2009 was markedly impacted in the second quarter by the shutdowns at General Motors and Chrysler.
     Operating profit in 2010 increased from 2009 primarily due to the increase in sales in 2010, net savings resulting from workforce reductions taken in 2009, and manufacturing efficiencies resulting from higher sales volumes. These increases were partially offset by the cessation of temporary cost-savings measures introduced in 2009 and increased support costs as operations returned to normal operating levels compared to the depressed levels in 2009. Operating losses in 2009 were primarily due to the significant decline in sales discussed above, difficulty in absorbing fixed manufacturing costs resulting from reduced sales in 2009, offset by an action taken in 2008 to close the Massa, Italy, valve actuation plant, which resulted in a charge of $27 during that year. These items were partially offset by net savings resulting from workforce reductions and other cost-containment actions.
2011 FORWARD-LOOKING PERSPECTIVE
     As of late February, Eaton estimates its end markets for all of 2011 will grow 9%, with markets in all six segments registering growth, the first year since 2006 in which the markets for all of its segments have grown. The Company expects to outgrow its end markets in 2011 by approximately $450 in net sales. The incremental revenues in 2011 from recent acquisitions of businesses are expected to total $160. In total, Eaton anticipates its revenues in 2011 will grow by 13% compared to 2010.
•	End markets for the Electrical Americas segment are expected to grow 6% in 2011.

•	End markets for the Electrical Rest of World segment are expected to grow 7% in 2011, with Asian growth outpacing growth in Europe.

•	Global hydraulics markets are anticipated to grow 16% in 2011, with United States markets up 19% and non-United States markets up 14%.

•	End markets for the Aerospace segment are expected to grow by 4% in 2011, with growth in United States markets of 4% and growth in non-United States markets of 3%.

•	End markets for the Truck segment are expected to grow 20% in 2011, with United States markets up 40% and non-United States markets up 7%.

•	End markets for the Automotive segment are expected to grow 6% in 2011, with United States Automotive production up 7% and non-United States production up 5%.
LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
     Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through $1.5 billion of existing credit facilities, of which $500 expires each year from 2011 through 2013. These facilities support Eaton’s commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at December 31, 2010. Eaton’s non-United States operations also had available short-term lines of credit of approximately $975 at December 31, 2010. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business.
     Eaton’s credit facilities and indentures governing certain long-term debt contain various covenants, the violation of which would limit or preclude the use of the credit facilities for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At Eaton’s present credit rating level, the most restrictive financial covenant provides that the ratio of secured debt (or lease payments due under a sale and leaseback transaction) to adjusted consolidated net worth (or consolidated net tangible assets, in each case as defined in the relevant credit agreement or indenture) may not exceed 10%. In each case the ratio was substantially below the required threshold. In addition, Eaton is in compliance with each of its debt covenants as of December 31, 2010 and for all periods presented.
Sources and Uses of Cash Flow
Operating Cash Flow
     Net cash provided by operating activities was $1,282 in 2010, a decrease of $126 compared to $1,408 in 2009. Operating cash flows in 2010 reflected higher net income of $937 compared to $385 in 2009. Higher net income in 2010 primarily resulted from increased sales due to the global economic recovery during the year and the positive effect of recent changes in the Company’s cost structure. Cash provided by operating activities in 2010 was lowered by increased contributions to pension plans of $403 compared to $271 in 2009. Net working capital funding was neutral in 2010 compared to a source of funds of $745 in 2009.
     Net cash provided by operating activities was $1,408 in 2009, a slight decrease compared to $1,441 in 2008. Operating cash flows in 2009 reflected lower net income of $385 compared to $1,070 in 2008 due to the impact of the global economic recession and the effect of cost containment actions to improve the Company’s cost structure. The reduction in operating cash flows in 2009 due to lower net income was more than offset by lower net working capital requirements in 2009 compared to 2008. The reduction in net working capital requirements in 2009, primarily accounts receivable and inventory, was a source of cash in the amount of $745 and resulted from lower operating levels as a result the global economic recession and internal efforts to reduce the investment in working capital when compared to 2008.
Investing Cash Flow
     Net cash used in investing activities was $1,012 in 2010, an increase of $787 compared to $225 in 2009. Investing cash flows in 2010 included $394 in capital expenditures for property, plant and equipment, an increase of $199 from the depressed level of spending of $195 in 2009. Eaton expects $550 in capital expenditures in 2011. Investing cash flows include $222 related to the acquisitions of businesses primarily including CopperLogic, Wright Line Holding, Inc., and EMC Engineers. Acquisition expenditures in 2009 were $10.
     Net cash used in investing activities was $225 in 2009, a decrease of $2,965 compared to net cash used in investing activities of $3,190 in 2008. Investing cash flows in 2009 included $195 in capital expenditures for property, plant and equipment, a decrease of $253 from 2008 expenditures of $448. This decrease is primarily related to efforts to conserve cash during 2009. Cash paid for acquisitions decreased to $10 in 2009 from 2008 acquisition expenditures of $2,807 which were primarily related to the acquisitions of The Moeller Group and Phoenixtec electrical businesses.
     For additional information on business acquisitions see Note 2 to the Consolidated Financial Statements.
Financing Cash Flow
     Net cash used in financing activities was $261 in 2010, a decrease of $800 compared to $1,061 in 2009. The decrease was primarily due to the use of cash in 2009 to markedly reduce long-term debt, with over $887 of debt paid off during the year.
     Net cash used in financing activities was $1,061 in 2009, compared to a source of cash of $1,815 in 2008. The decrease in 2009 was primarily due to proceeds of $1,522 from the sale of common shares in 2008. During 2008, Eaton sold 37.4 million shares in a public offering in order to refinance debt associated with the acquisitions of The Moeller Group and Phoenixtec. The decrease was also due to a net reduction of long-term debt of $753 in 2009 compared to a net increase of $667 in 2008.
Net-Debt-to-Capital Ratio
     The net-debt-to-capital ratio was 23.7% at December 31, 2010 compared to 28.4% at December 31, 2009. The improvement reflected the combined effect during 2010 of the $9 decrease in total debt, the $398 increase in cash and short-term investments, and the $585 increase in Eaton shareholders’ equity.

Credit Ratings
     A summary of Eaton’s credit rating follow:

Credit Rating Agency	Rating	Outlook
Standard & Poor’s (long- /short-term rating)	A-/A-2	Stable outlook
Moody’s	A3/P-2	Stable outlook
Fitch	A-/F2	Stable outlook
Defined Benefit Plans
     During 2010, the fair value of plan assets in the Company’s employee pension plans increased $467 to $2,509 at December 31, 2010. The increase in plan assets was primarily due to contributions and actual returns on assets in excess of benefit payments and plan related expenses. At December 31, 2010, the net unfunded position of $1,409 in pension liabilities consisted of $778 in the U.S. Pension Plan, $93 in all other plans that require minimum funding, ($52) in plans that are overfunded, and $590 in plans that have no minimum funding requirements.
     Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, it intends to contribute annually not less than the minimum required by applicable law and regulations. In 2010, $403 was contributed to the pension plans. The Company contributed $250 to the U.S. Pension Plan in early 2011 and anticipates making an additional $103 of contributions to certain pension plans during 2011. The funded status of the Company’s pension plans at the end of 2011, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. Depending on these factors, and the resulting funded status of the pension plans, the level of future contributions could be materially higher or lower than in 2010.
     In 2009, due to limitations imposed by the Pension Protection Act on pension lump-sum distributions, Eaton’s United States Qualified Pension Plan (the Plan) became restricted from making 100% lump-sum payments. As a result, the Plan experienced a significant increase in lump-sum payments in 2009 prior to the limitation going into effect. Pension settlement expense was $86 for 2009, of which $83 was attributable to the U.S. pension plans. A portion of the increase in lump-sum payments was attributable to the workforce reduction in 2009. Additionally, as a result of the workforce reduction in 2009, Eaton incurred curtailment expense related to pension plans. The curtailment expense included recognition of the change in the projected benefit obligation, as well as recognition of a portion of the unrecognized prior service cost. Curtailment expense was $22 for 2009. These charges were primarily included in Cost of products sold or Selling and administrative expense, as appropriate.
Off-Balance Sheet Arrangements
     Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties and equipment, as described in Note 7 to the Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires management to make certain estimates and assumptions that may involve the exercise of significant judgment. For any estimate or assumption used, there may be other reasonable estimates or assumptions that may have been used. However, based on facts and circumstances inherent in developing estimates and assumptions, management believes it is unlikely that applying other such estimates and assumptions would have caused materially different amounts to have been reported. Actual results may differ from these estimates.
Revenue Recognition
     Sales of products are recognized when a sales agreement is in place, products have been shipped to unaffiliated customers and title has transferred in accordance with shipping terms (FOB shipping point, FOB destination or equivalent International Commercial (INCO) Terms), the selling price is fixed and determinable and collectability is reasonably assured, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Although the majority of the sales agreements contain standard terms and conditions, there are also agreements that contain multiple elements or non-standard terms and conditions. As a result, judgment is required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for sales recognition purposes, and, if so, how the sales price should be allocated among the elements and when to recognize sales for each element. For delivered elements, sales are recognized only when the delivered elements have standalone value, fair values of undelivered elements are known, there are no uncertainties regarding customer acceptance and there are no customer-negotiated refund or return rights affecting the sales recognized for delivered elements. Sales for service contracts are generally recognized as the services are provided.
Impairment of Goodwill and Other Long-Lived Assets
     Goodwill and indefinite life intangible assets are tested annually for impairment as of July 1 using a discounted cash flow model and other valuation techniques. Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton’s operating segments, and based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment as this represents the lowest level that constitutes a business for which discrete financial information is available and at the level in which management regularly reviews the operating results. A discounted cash flow model is used to estimate the fair value of each operating segment, which considers forecasted cash flows discounted at an estimated weighted-average cost of capital. The Company selected the discounted cash flow methodology as it believes that it is comparable to what would be used by other market participants. The forecasted cash flows are based on the Company’s long-term operating plan, and a terminal value is used to estimate the operating segment’s cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective operating segment. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
     Indefinite life intangible assets primarily consist of trademarks. The fair value of these assets are determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.
     For 2010, the fair value of Eaton’s reporting units and indefinite life intangible assets substantially exceeded the respective carrying values. For additional information about goodwill and other intangible assets, see Note 4 to the Consolidated Financial Statements.
     Long-lived assets, goodwill and indefinite life intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that may result in an impairment review include operations reporting losses, a significant adverse change in the use of an asset, the planned disposal or sale of the asset, a significant adverse change in the business climate or legal factors related to the asset, or a significant decrease in the estimated fair value of an asset. Upon indications of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired when the estimated future net undiscounted cash flows generated by the asset group are less than its carrying value. In instances where the carrying amount of the asset group exceeded the undiscounted cash flows, the fair value of the asset group would be determined and an impairment loss would be recognized based on the amount by which the carrying value of the asset group exceeds its fair value. Determining asset groups and underlying cash flows requires the use of significant judgment.
Recoverability of Deferred Income Tax Assets
     Eaton is subject to the income tax laws in the jurisdictions in which it operates. In order to determine the income tax provision for financial statement purposes, Eaton must make significant estimates and judgments about its business operations in these jurisdictions. These estimates and judgments are also used in determining deferred income tax assets and liabilities that have been recognized for differences between financial accounting and the income tax basis of assets and liabilities, and income tax loss carryforwards and tax credit carryforwards.
     Management evaluates the realizability of deferred income tax assets for each jurisdiction in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in a three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in a three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in a particular country, prudent and feasible tax planning actions, and estimates of future earnings and taxable income using the same assumptions as the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for a specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would conclude that a valuation allowance is required. For additional information about income taxes, see Note 8 to the Consolidated Financial Statements.
Pension and Other Postretirement Benefit Plans
     The measurement of liabilities related to pension plans and other postretirement benefits plans is based on assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. Actual pension plan asset performance will either reduce or increase pension losses included in accumulated other comprehensive loss, which ultimately affects net income.
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
     Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $30 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $48 effect on pension expense. A 1-percentage point change in the discount rate is estimated to have approximately a $3 effect on expense for other postretirement benefits plans. Additional information related to changes in key assumptions used to recognize expense for other postretirement benefits plans is found in Note 6 to the Consolidated Financial Statements.
Environmental Contingencies
     As a result of past operations, Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the federal Superfund law at a number of disposal sites.
     A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be incurred over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. At December 31, 2010 and 2009, $71 and $80 was accrued for these costs.
MARKET RISK DISCLOSURE
     On a regular basis, Eaton monitors third-party depository institutions that hold its cash and short-term investments, primarily for safety of principal and secondarily for maximizing yield on those funds. The Company diversifies its cash and short-term investments among counterparties to minimize exposure to any one of these entities. Eaton also monitors the creditworthiness of its customers and suppliers to mitigate any adverse impact.
     Eaton uses derivative instruments to manage exposure to volatility in raw material costs, foreign currency and interest rates on certain debt instruments. Derivative financial instruments used by the Company are straightforward and non-leveraged; the counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains controls over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. See Note 12 to the Consolidated Financial Statements for additional information about hedges and derivative financial instruments.
     Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. The Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2010, Eaton had $1.5 billion of long-term revolving credit facilities with banks in support of its commercial paper program. It has no direct borrowings outstanding under these credit facilities. Eaton’s non-United States operations also had available short-term lines of credit of approximately $975 at December 31, 2010.
     Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2010, a 100 basis point increase in short-term interest rates would have reduced the Company’s net, pretax interest expense by $2.5.
     Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point decrease in interest rates at December 31, 2010, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would increase by $224.
     Foreign currency risk is the risk of economic losses due to adverse changes in foreign currency exchange rates. The Company mitigates foreign currency risk by funding some investments in foreign markets through local currency financings. Such non-United States dollar debt was $148 at December 31, 2010. To augment Eaton’s non-United States dollar debt portfolio, the Company also enters into forward foreign exchange contracts and foreign currency swaps from time to time to mitigate the risk of economic loss in its foreign investments. At December 31, 2010, the aggregate balance of such contracts was $331. Eaton also monitors exposure to transactions denominated in currencies other than the functional currency of each country in which the Company operates, and regularly enters into forward contracts to mitigate that exposure. In the aggregate, Eaton’s portfolio of forward contracts related to such transactions was not material to its Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
A summary of contractual obligations as of December 31, 2010 follows:

		2012	2014
		to	to	After
	2011	2013	2015	2015	Total
Long-term debt	$4	$627	$366	$2,207	$3,204
Interest expense related to long-term debt	191	347	285	1,109	1,932
Reduction of interest expense from interest rate swap agreements related to long-term debt	(34)	(47)	(27)	(70)	(178)
Operating leases	145	184	88	59	476
Purchase obligations	537	128	78	42	785
Other long-term obligations	361	30	30	30	451

Total	$1,204	$1,269	$820	$3,377	$6,670

     Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate related to the debt instrument. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders and commitments under ongoing service arrangements. Other long-term obligations include anticipated contributions of $353 to pension plans in 2011 and $90 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date.
     The table above does not include future expected pension benefit payments or expected other postretirement benefit payments. Information related to the amounts of these future payments is described in Note 6 to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. At December 31, 2010, the gross liability for unrecognized income tax benefits totaled $260, which includes interest and penalties of $36.
OTHER MATTERS
     In December 2010, a Brazilian court held that a judgment against a Brazilian company sold by Eaton in 2006 could be enforced against Eaton. The Company recognized a pretax provision of 60 Brazilian Reais ($36 based on current exchange rates) related to this legal matter as a corporate charge classified in Other (income) expense-net. Eaton is appealing this decision in the Brazilian court system.

     On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion is currently pending. Accordingly, an estimate of any potential loss related to this action cannot be made at this time.
FORWARD-LOOKING STATEMENTS
     This Annual Report to Shareholders contains forward-looking statements concerning Eaton’s full year 2011 sales, the performance in 2011 of its worldwide end markets, and Eaton’s 2011 growth in relation to end markets. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside the Company’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from the Company; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; changes in currency exchange rates; stock market fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

QUARTERLY DATA (unaudited)

	Quarter ended in 2010				Quarter ended in 2009
(In millions except for per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$3,663	$3,571	$3,378	$3,103	$3,131	$3,028	$2,901	$2,813
Gross profit	1,098	1,091	991	902	890	850	712	639
Percent of net sales	30.0%	30.6%	29.3%	29.1%	28.4%	28.1%	24.5%	22.7%
Income (loss) before income taxes	293	305	251	187	170	166	30	(63)
Net income (loss)	$283	$269	$229	$156	$212	$194	$31	$(52)
Less net (income) loss for noncontrolling interests	(3)	(1)	(3)	(1)	(1)	(1)	(2)	2

Net income (loss) attributable to Eaton common shareholders	$280	$268	$226	$155	$211	$193	$29	$(50)

Net income (loss) per common share
Diluted	$0.82	$0.78	$0.66	$0.46	$0.62	$0.57	$0.09	$(0.15)
Basic	$0.83	$0.80	$0.67	$0.46	$0.63	$0.58	$0.09	$(0.15)

Cash dividends paid per common share	$0.29	$0.29	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25

Market price per common share
High	$51.35	$42.17	$40.89	$38.47	$33.53	$30.33	$24.88	$26.67
Low	40.49	31.48	32.66	30.42	26.98	20.14	18.02	15.01

Earnings per common share for the four quarters in a year may not equal full year earnings per share.

Significant non-recurring adjustments included in income before income taxes are as follows:
Acquisition integration charges	$(15)	$(7)	$(9)	$(9)	$(27)	$(19)	$(15)	$(21)
Workforce reduction charges					(26)	(22)	(69)	(65)
Net income per common share and cash dividends paid per common share have been restated to give effect to the two-for-one stock split. See Note 1 to the Consolidated Financial Statements for additional information.

TEN-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)

(In millions except for per share data)	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
Continuing operations
Net sales	$13,715	$11,873	$15,376	$13,033	$12,232	$10,874	$9,547	$7,796	$6,983	$7,092
Income before income taxes	1,036	303	1,140	1,055	979	969	756	475	378	257
Income after income taxes	$937	$385	$1,067	$973	$907	$788	$633	$368	$272	$158
Income from discontinued operations	—	—	3	35	53	22	22	30	23	19

Net income	937	385	1,070	1,008	960	810	655	398	295	177
Less net income for noncontrolling interests	(8)	(2)	(12)	(14)	(10)	(5)	(7)	(12)	(14)	(8)

Net income attributable to Eaton common shareholders	$929	$383	$1,058	$994	$950	$805	$648	$386	$281	$169

Net income per common share — diluted
Continuing operations	$2.73	$1.14	$3.25	$3.19	$2.94	$2.54	$2.00	$1.18	$0.90	$0.54
Discontinued operations	—	—	0.01	0.12	0.17	0.08	0.07	0.10	0.08	0.07

Total	$2.73	$1.14	$3.26	$3.31	$3.11	$2.62	$2.07	$1.28	$0.98	$0.61

Net income per common share — basic
Continuing operations	$2.76	$1.16	$3.29	$3.26	$2.99	$2.61	$2.05	$1.20	$0.91	$0.54
Discontinued operations	—	—	0.01	0.12	0.17	0.07	0.07	0.11	0.09	0.07

Total	$2.76	$1.16	$3.30	$3.38	$3.16	$2.68	$2.12	$1.31	$1.00	$0.61

Weighted-average number of common shares outstanding
Diluted	339.5	335.8	324.6	300.6	305.8	308.0	314.2	301.0	286.8	282.0
Basic	335.5	332.7	320.4	294.6	300.4	300.4	306.2	295.8	282.4	277.6

Cash dividends paid per common share	$1.08	$1.00	$1.00	$0.86	$0.74	$0.62	$0.54	$0.46	$0.44	$0.44

Total assets	$17,252	$16,282	$16,655	$13,430	$11,417	$10,218	$9,075	$8,223	$7,138	$7,646
Long-term debt	3,382	3,349	3,190	2,432	1,774	1,830	1,734	1,651	1,887	2,252
Total debt	3,458	3,467	4,271	3,417	2,586	2,464	1,773	1,953	2,088	2,440
Eaton shareholders’ equity	7,362	6,777	6,317	5,172	4,106	3,778	3,606	3,117	2,302	2,475
Eaton shareholders’ equity per common share	$21.66	$20.39	$19.14	$17.71	$14.04	$12.72	$11.76	$10.19	$8.15	$8.90
Common shares outstanding	339.9	332.3	330.0	292.0	292.6	297.0	306.6	306.0	282.4	278.0

Net income per common share, weighted-average number of common shares outstanding and cash dividends paid per common share have been restated to give effect to the two-for-one stock split. See Note 1 to the Consolidated Financial Statements for additional information.

Eaton Corporation
2010 Annual Report on Form 10-K
Exhibit Index
3 (i)	Amended Articles of Incorporation (amended and restated as of April 24, 2008) — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2008
3 (ii)	Amended Regulations (amended and restated as of February 24, 2010) — Incorporated by reference to the Form 8-K Report dated February 24, 2010
4 (a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt
10	Material contracts
(a)	Senior Executive Incentive Compensation Plan (effective January 1, 2008) — Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(b)	Executive Incentive Compensation Plan (effective January 1, 2005) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

(c)	2005 Non-Employee Director Fee Deferral Plan (2008 restatement) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(d)	Deferred Incentive Compensation Plan II (2008 restatement) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(e)	Excess Benefits Plan II (2008 restatement) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(f)	Incentive Compensation Deferral Plan II (2008 restatement) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(g)	Limited Eaton Service Supplemental Retirement Income Plan II (2008 restatement) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(h)	Supplemental Benefits Plan II (2008 restatement) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(i)	Form of Restricted Share Unit Agreement (2 year vesting) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(j)	Form of Restricted Share Unit Agreement (4 year vesting) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(k)	Form of Restricted Share Agreement (2 year vesting) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(l)	Form of Restricted Share Agreement (4 year vesting) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(m)	Form of Restricted Share Agreement (Non-Employee Directors) — Incorporated by reference to the Form 8-K Report filed February 1, 2010

(n)	Form of Stock Option Agreement for Executives (2008) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(o)	Form of Stock Option Agreement for Executives — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

(p)	Form of Stock Option Agreement for Non-Employee Directors (2008) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(q)	2002 Stock Plan — Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

(r)	2004 Stock Plan — Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

(s)	2008 Stock Plan — Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(t)	2009 Stock Plan — Incorporated by reference to the definitive Proxy Statement dated March 13, 2009

(u)	Plan for the Deferred Payment of Directors’ Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002, February 24, 2004, December 8, 2004 and, in certain respects, January 1, 2005) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(v)	1996 Non-Employee Director Fee Deferral Plan (amended and restated effective January 1, 2005) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

(w)	Form of Change of Control Agreement entered into with officers of Eaton Corporation — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(x)	Form of Indemnification Agreement entered into with officers of Eaton Corporation — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(y)	Form of Indemnification Agreement entered into with directors of Eaton Corporation — Incorporated by reference to the Form 8-K Report filed January 26, 2007

(z)	Executive Strategic Incentive Plan (amended and restated January 1, 2008) — Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(aa)	Executive Strategic Incentive Plan II (effective January 1, 2001) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(bb)	Supplemental Executive Strategic Incentive Plan (effective as of June 25, 2008) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(cc)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(dd)	1998 Stock Plan — Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

(ee)	Incentive Compensation Deferral Plan (amended and restated October 1, 1997) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

(ff)	Trust Agreement — Officers and Employees (dated December 6, 1996) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(gg)	Trust Agreement — Non-employee Directors (dated December 6, 1996) —Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(hh)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ii)	1991 Stock Option Plan — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Excess Benefits Plan (amended and restated effective January 1, 1989) —Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Supplemental Benefits Plan (amended and restated January 1, 1989) — Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ll)	Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results —Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(mm)	Amended and Restated Grantor Trust Agreement for Non-Employee Directors’ Deferred Fees Plans — effective January 1, 2010 — Filed in conjunction with this Form 10-K report.*

(nn)	Amended and Restated Grantor Trust Agreement for Employees’ Deferred Compensation Plans — effective January 1, 2010 — Filed in conjunction with this Form 10-K report.*
12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-K Report *

14	Code of Ethics — Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21	Subsidiaries of Eaton Corporation — Filed in conjunction with this Form 10-K Report *

23	Consent of Independent Registered Public Accounting Firm — Filed in conjunction with this Form 10-K Report *

24	Power of Attorney — Filed in conjunction with this Form 10-K Report *

31.1	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) — Filed in conjunction with this Form 10-K Report *

31.2	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) — Filed in conjunction with this Form 10-K Report *

32.1	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) — Filed in conjunction with this Form 10-K Report *

32.2	Certification of Form 10-K (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) — Filed in conjunction with this Form 10-K Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (ii) Consolidated Balance Sheets at December 31, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 (iv) Notes to Consolidated Financial Statements for the year ended December 31, 2010.
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