Form 10-Q
period 2011-03-31
EATON CORP
filed 2011-04-28
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 341.2 million Common Shares outstanding as of March 31, 2011.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-3.A
EX-3.B
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
EATON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
	March 31
(In millions except for per share data)	2011	2010
Net sales	$3,803	$3,103

Cost of products sold	2,682	2,201
Selling and administrative expense	665	587
Research and development expense	105	101
Interest expense-net	32	35
Other income-net	(16)	(8)

Income before income taxes	335	187
Income tax expense	49	31

Net income	286	156
Adjustment for net income (loss) for noncontrolling interests	1	(1)

Net income attributable to Eaton common shareholders	$287	$155

Net income per common share
Diluted	$0.83	$0.46
Basic	0.84	0.46

Weighted-average number of common shares outstanding
Diluted	345.7	339.2
Basic	340.1	334.2

Cash dividends paid per common share	$0.34	$0.25
Net income per common share, weighted-average number of common shares outstanding and cash dividends paid per common share have been restated to give effect to the two-for-one stock split. See Note 1 for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions)	2011	2010
Assets
Current assets
Cash	$201	$333
Short-term investments	496	838
Accounts receivable-net	2,466	2,239
Inventory	1,667	1,564
Other current assets	640	532

Total current assets	5,470	5,506

Property, plant and equipment-net	2,523	2,477

Other noncurrent assets
Goodwill	5,569	5,454
Other intangible assets	2,304	2,272
Deferred income taxes	960	1,001
Other assets	511	542

Total assets	$17,337	$17,252

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$93	$72
Current portion of long-term debt	4	4
Accounts payable	1,456	1,408
Accrued compensation	300	465
Other current liabilities	1,348	1,284

Total current liabilities	3,201	3,233

Noncurrent liabilities
Long-term debt	3,354	3,382
Pension liabilities	1,207	1,429
Other postretirement benefits liabilities	741	743
Deferred income taxes	495	487
Other noncurrent liabilities	515	575

Total noncurrent liabilities	6,312	6,616

Shareholders’ equity
Eaton shareholders’ equity	7,783	7,362
Noncontrolling interests	41	41

Total equity	7,824	7,403

Total liabilities and equity	$17,337	$17,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31
(In millions)	2011	2010
Operating activities
Net income	$286	$156
Adjustments to reconcile to net cash used in operating activities
Depreciation and amortization	139	141
Contributions to pension plans	(282)	(326)
Changes in working capital	(418)	(172)
Other-net	(29)	39

Net cash used in operating activities	(304)	(162)

Investing activities
Capital expenditures for property, plant and equipment	(88)	(38)
Sales of short-term investments-net	348	96
Other-net	6	8

Net cash provided by investing activities	266	66

Financing activities
Borrowings with original maturities of more than three months
Proceeds	5	25
Payments	(17)	(1)
Borrowings (payments) with original maturities of less than three months-net (primarily commercial paper)	19	(47)
Cash dividends paid	(116)	(84)
Exercise of employee stock options	53	23
Repurchase of shares	(50)	—
Other-net	—	2

Net cash used in financing activities	(106)	(82)

Effect of foreign exchange rate changes on cash	12	(11)

Total decrease in cash	(132)	(189)
Cash at the beginning of the period	333	340

Cash at the end of the period	$201	$151

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Eaton Corporation (Eaton or Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the condensed consolidated financial statements for the interim periods.
     This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2010 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the SEC.
     On January 27, 2011, Eaton’s Board of Directors announced a two-for-one stock split of the Company’s common shares effective in the form of a 100% stock dividend. The record date for the stock split was February 7, 2011, and the additional shares were distributed on February 28, 2011. Accordingly, all per share amounts, weighted-average shares outstanding, and equity-based compensation presented in the condensed consolidated financial statements and notes have been adjusted retroactively to reflect the stock split.
     Certain prior year amounts have been reclassified to conform to the current year presentation.
Note 2. ACQUISITIONS OF BUSINESSES
     In 2011 and 2010, Eaton acquired businesses and entered into a joint venture in separate transactions. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. These transactions are summarized below:

	Date of	Business
Acquired business	transaction	segment	Annual sales
Eaton-SAMC (Shanghai) Aircraft Conveyance System Manufacturing Co., Ltd.	March 8, 2011	Aerospace	New joint venture
A 49%-owned joint venture in China focusing on the design, development, manufacturing and support of fuel and hydraulic conveyance systems for the global civil aviation market.

Tuthill Coupling Group
A United States and France-based manufacturer of pneumatic and hydraulic quick coupling solutions and leak- free connectors used in industrial, construction, mining, defense, energy and power applications.
	January 1, 2011	Hydraulics	$35 for the year ended November 30, 2010

Chloride Phoenixtec Electronics A China manufacturer of uninterruptible power supply (UPS) systems. Eaton acquired the remaining shares to increase its ownership from 50% to 100%.	October 12, 2010	Electrical Rest of World	$25 for the year ended September 30, 2010

CopperLogic, Inc. A United States-based manufacturer of electrical and electromechanical systems.	October 1, 2010	Electrical Americas	$35 for the year ended September 30, 2010

	Date of	Business
Acquired business	transaction	segment	Annual sales
Wright Line Holding, Inc. A United States provider of customized enclosures, rack systems, and air-flow management systems to store, power, and secure mission-critical IT data center electronics.	August 25, 2010	Electrical Americas	$101 for the year ended June 30, 2010

EMC Engineers, Inc.
A United States energy engineering and energy services company that delivers energy efficiency solutions for a wide range of governmental, educational, commercial and industrial facilities.
	July 15, 2010	Electrical Americas	$24 for 2009
     On January 20, 2011, Eaton reached an agreement to acquire ACTOM (Pty) Limited’s low-voltage electrical business in South Africa. This business is a manufacturer and supplier of motor control components, engineered electrical distribution systems, and uninterruptible power supply systems and had sales of $58 for the year ended December 31, 2010. The terms of the agreement are subject to regulatory approvals and other customary closing conditions. The acquisition is expected to close during the second quarter of 2011. This business will be included in the Electrical Rest of World segment.
     On March 14, 2011, Eaton reached an agreement to acquire Internormen Technology Group, a leading Germany-based manufacturer of hydraulic filtration and instrumentation. This business had sales of more than $55 in 2010 and has sales and distribution subsidiaries in India, China, Brazil and the United States. The terms of the agreement are subject to customary closing conditions. The acquisition is expected to close during the second quarter of 2011. This business will be included in the Hydraulics segment.
Note 3. ACQUISITION INTEGRATION AND RESTRUCTURING CHARGES
Acquisition Integration Charges
     Eaton incurs charges related to the integration of acquired businesses. A summary of these charges follows:

	Three months ended
	March 31
	2011	2010
Business segment
Electrical Americas	$3	$1
Electrical Rest of World	—	7
Aerospace	—	1

Total integration charges before income taxes	$3	$9

After-tax integration charges	$2	$6
Per common share	$0.01	$0.02
     Charges in 2011 were related primarily to CopperLogic, Wright Line Holding and EMC Engineers. Charges in 2010 were related primarily to Moeller and Phoenixtec. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Note 11. Business Segment Information, the charges reduced Operating profit of the related business segment.

Workforce Reduction and Plant Closing Liabilities
     The following table summarizes the liabilities related to acquisition integration, the 2009 workforce reduction action and plant closing charges:

			Plant
	Workforce reductions		closing and
	Employees	Dollars	other	Total
Balance at January 1, 2011	327	$11	$5	$16
Liabilities recognized	61	1	2	3
Utilized	(61)	(2)	(4)	(6)

Balance at March 31, 2011	327	$10	$3	$13

Note 4. RETIREMENT BENEFITS PLANS
     The components of retirement benefits expense follow:

	Three months ended March 31
			Non-United States
	United States pension		pension benefit		Other postretirement
	benefit expense		expense		benefits expense
	2011	2010	2011	2010	2011	2010
Service cost	$23	$20	$13	$9	$4	$4
Interest cost	33	33	20	17	10	11
Expected return on plan assets	(41)	(39)	(18)	(15)	—	—
Amortization	19	13	3	2	3	3

	34	27	18	13	17	18
Settlement loss	3	5	—	—	—	—

Total expense	$37	$32	$18	$13	$17	$18

Note 5. LEGAL CONTINGENCIES
     In December 2010, a Brazilian court held that a judgment against a Brazilian company sold by Eaton in 2006 could be enforced against Eaton. At March 31, 2011, the Company has a total accrual of 62 Brazilian Reais related to this matter, comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($37 based on current exchange rates) and an additional 2 Brazilian Reais recognized in 2011 ($1 based on current exchange rates) for penalties and interest. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton will file an appeal to this decision in the Brazilian Superior Court.
     On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion was denied on March 10, 2011. Eaton has filed a motion for entry of final judgment of liability, zero damages and no injunctive relief. That motion is currently pending. Accordingly, an estimate of any potential loss related to this action cannot be made at this time.
     Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, patent infringement, personal injuries (including asbestos claims), antitrust matters and employment-related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the consolidated financial statements.

Note 6. INCOME TAXES
     The effective income tax rate for the first quarter of 2011 was 14.5% compared to 16.4% for the first quarter in 2010. The lower tax rate in 2011 was primarily attributable to the absence of certain unfavorable net nonrecurring items incurred in 2010, including the impact of the Health Care Reform and Education Reconciliation Act on taxation associated with Medicare Part D. Additionally contributing to the lower effective tax rate in 2011 was the favorable impact of the renewal of the U.S. Research and Experimentation tax credit which was not signed into law until the last quarter of 2010. Partially offsetting these favorable items noted above for 2011 was increased tax expense associated with higher tax rates in the United States and other jurisdictions due to improved economic conditions.
Note 7. EQUITY
     Eaton has a common share repurchase plan that authorizes the repurchase of 10 million common shares. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s common shares, the Company’s capital levels and other considerations. During the first quarter of 2011, 0.9 million common shares were repurchased in the open market at a total cost of $50. No common shares were repurchased in the open market in the first quarter of 2010.
     The changes in Shareholders’ equity follow:

	Eaton
	shareholders’	Noncontrolling	Total
	equity	interests	equity
Balance at December 31, 2010	$7,362	$41	$7,403

Net income	287	(1)	286
Other comprehensive income	231	1	232

Total comprehensive income	518	—	518
Cash dividends paid	(116)	—	(116)
Issuance of shares under equity-based compensation plans-net	69	—	69
Repurchase of shares	(50)	—	(50)

Balance at March 31, 2011	$7,783	$41	$7,824

Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) consists primarily of net income, foreign currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the components of Accumulated other comprehensive income (loss):

	Three months ended
	March 31
	2011	2010
Net income	$286	$156

Foreign currency translation and related hedging instruments	217	(176)
Pensions and other postretirement benefits	16	19
Cash flow hedges	(1)	(4)

Other comprehensive income (loss)	232	(161)

Total comprehensive income (loss)	518	(5)
Adjustment for comprehensive income attributable to noncontrolling interests	—	(1)

Total Accumulated comprehensive income (loss) attributable to Eaton common shareholders	$518	$(6)

Net Income per Common Share
     A summary of the calculation of net income per common share attributable to common shareholders follows:

	Three months ended
	March 31
(Shares in millions)	2011	2010
Net income attributable to Eaton common shareholders	$287	$155

Weighted-average number of common shares outstanding-diluted	345.7	339.2
Less dilutive effect of stock options and restricted stock awards	5.6	5.0

Weighted-average number of common shares outstanding-basic	340.1	334.2

Net income per common share
Diluted	$0.83	$0.46
Basic	0.84	0.46
     In the first quarter of 2011 and 2010, 0.7 million and 7.2 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive.

Note 8. FAIR VALUE MEASUREMENTS
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
     A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

		Quoted prices
		in active	Other
		markets for	observable	Unobservable
		identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Cash	$201	$201	$—	$—
Short-term investments	496	496	—	—
Net derivative contracts	75	—	75	—
Long-term debt converted to floating interest rates by interest rate swaps	36	—	36	—

December 31, 2010
Cash	$333	$333	$—	$—
Short-term investments	838	838	—	—
Net derivative contracts	69	—	69	—
Long-term debt converted to floating interest rates by interest rate swaps	42	—	42	—
     Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
     Long-term debt and the current portion of long-term debt had a carrying value of $3,358 and fair value of $3,744 at March 31, 2011 compared to $3,386 and $3,787, respectively, at December 31, 2010.
Note 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
     Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Condensed Consolidated Balance Sheets. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated, and is effective, as part of a hedging relationship and, if so, as to the nature of the hedging activity. Eaton formally documents all relationships between derivative financial instruments accounted for as hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative financial instruments to a recognized asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as:
•	Hedges of the change in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability (a fair value hedge); for these hedges, the gain or loss from the derivative financial instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in income during the period of change in fair value.
•	Hedges of the variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability (a cash flow hedge); for these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Accumulated other comprehensive income (loss) and reclassified to income in the same period when the gain or loss on the hedged item is included in income.
•	Hedges of the foreign currency exposure related to a net investment in a foreign operation (a net investment hedge); for these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Accumulated other comprehensive income (loss) and reclassified to income in the same period when the gain or loss related to the net investment in the foreign operation is included in income.
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

Derivative Financial Statement Impacts
     The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

		Other	Other	Other
	Notional	current	long-term	current	Type of
	amount	assets	assets	liabilities	hedge	Term
March 31, 2011
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$540	$—	$36	$—	Fair value	2 to 23 years
Foreign currency exchange contracts	312	5	—	7	Cash flow	12 to 36 months
Commodity contracts	38	5	—	—	Cash flow	12 months
Cross currency swaps	25	—	—	—	Net investment	12 months

Total		$10	$36	$7

Derivatives not designated as hedges
Foreign currency exchange contracts	$3,088	$32		$11		12 months
Commodity contracts	128	15		—		12 months

Total		$47		$11

December 31, 2010
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$540	$—	$42	$—	Fair value	2 to 23 years
Foreign currency exchange contracts	227	4	—	5	Cash flow	12 to 36 months
Commodity contracts	39	8	—	—	Cash flow	12 months
Cross currency swaps	75	2	—	—	Net investment	12 months

Total		$14	$42	$5

Derivatives not designated as hedges
Foreign currency exchange contracts	$2,777	$20		$19		12 months
Commodity contracts	102	17		—		12 months

Total		$37		$19

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

     Amounts recognized in Accumulated other comprehensive income (loss) follow:

	Three months ended March 31
	2011		2010
		Gain (loss)		Gain (loss)
	Gain (loss)	reclassified	Gain (loss)	reclassified
	recognized in	from	recognized in	from
	Accumulated	Accumulated	Accumulated	Accumulated
	other	other	other	other
	comprehensive	comprehensive	comprehensive	comprehensive
	income (loss)	income (loss)	income (loss)	income (loss)
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$1	$—	$(3)	$—
Commodity contracts	—	2	1	2
Derivatives designated as net investment hedges
Cross currency swaps	—	—	—	—

Total	$1	$2	$(2)	$2

     Gains and losses reclassified from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income were recognized in Cost of products sold.
     Amounts recognized in net income follow:

	Three months ended March 31
	2011	2010
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(6)	$4
Related long-term debt converted to floating interest rates by interest rate swaps	6	(4)

	$—	$—

     Gains and losses described above were recognized in Interest expense.
Note 10. INVENTORY
     The components of inventory follow:

	March 31,	December 31,
	2011	2010
Raw materials	$692	$651
Work-in-process	245	229
Finished goods	849	800

Inventory at FIFO	1,786	1,680
Excess of FIFO over LIFO cost	(119)	(116)

Total inventory	$1,667	$1,564

Note 11. BUSINESS SEGMENT INFORMATION
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s operating segments are Electrical Americas, Electrical Rest of World, Hydraulics, Aerospace, Truck and Automotive. For additional information regarding Eaton’s business segments, see Note 14 to the Consolidated Financial Statements contained in the 2010 Form 10-K.

EATON CORPORATION
BUSINESS SEGMENT INFORMATION

	Three months ended
	March 31
	2011	2010
Net sales
Electrical Americas	$964	$802
Electrical Rest of World	743	608
Hydraulics	685	490
Aerospace	389	376
Truck	576	453
Automotive	446	374

Total net sales	$3,803	$3,103

Segment operating profit
Electrical Americas	$132	$105
Electrical Rest of World	70	42
Hydraulics	106	54
Aerospace	45	49
Truck	90	46
Automotive	50	42

Total segment operating profit	493	338

Corporate
Amortization of intangible assets	(48)	(45)
Interest expense-net	(32)	(35)
Pension and other postretirement benefits expense	(33)	(32)
Other corporate expense-net	(45)	(39)

Income before income taxes	335	187
Income tax expense	49	31

Net income	286	156
Adjustment for net income (loss) for noncontrolling interests	1	(1)

Net income attributable to Eaton common shareholders	$287	$155

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).
TWO-FOR-ONE STOCK SPLIT
     On January 27, 2011, Eaton’s Board of Directors announced a two-for-one split of the Company’s common shares effective in the form of a 100% stock dividend. The record date for the stock split was February 7, 2011, and the additional shares were distributed on February 28, 2011. Accordingly, all share and per share data have been adjusted retroactively to reflect the stock split.
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
     Eaton acquired certain businesses that affect comparability on a year over year basis. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. For a list of business acquisitions and joint ventures impacting the comparative periods, see Note 2 to the Condensed Consolidated Financial Statements.
     A summary of Eaton’s Net sales, Net income attributable to Eaton common shareholders, and Net income per common share-diluted follows:

	Three months ended
	March 31
	2011	2010
Net sales	$3,803	$3,103
Net income attributable to Eaton common shareholders	287	155
Net income per common share-diluted	$0.83	$0.46
RESULTS OF OPERATIONS
     The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per common share, and operating profit before acquisition integration charges for each business segment, each of which excludes amounts that differ from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of each of these financial measures to the most directly comparable GAAP measure is included in the table below and in the discussion of the operating results of each business segment. Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment.

Consolidated Financial Results

	Three months ended
	March 31
	2011	2010	Increase
Net sales	$3,803	$3,103	23%
Gross profit	1,121	902	24%
Percent of net sales	29.5%	29.1%
Income before income taxes	335	187	79%
Net income	$286	$156	83%
Adjustment for net income (loss) for noncontrolling interests	1	(1)

Net income attributable to Eaton common shareholders	287	155	85%
Excluding acquisition integration charges (after-tax)	2	6

Operating earnings	$289	$161	80%

Net income per common share-diluted	$0.83	$0.46	80%
Excluding per share impact of acquisition integration charges (after-tax)	0.01	0.02

Operating earnings per common share	$0.84	$0.48	75%

Net Sales
     Net sales in the first quarter of 2011 increased by 23% compared to the first quarter of 2010 due to 19% from higher core sales, an increase of 2% from the favorable impact of foreign exchange, and an increase of 2% from acquisitions of businesses. End markets grew 14% in the first quarter of 2011 compared to the same period in 2010, reflecting a continuing rebound from the depressed end market levels of 2009. Eaton now anticipates its end markets for all of 2011 will grow by 10%.
Gross Profit
     Gross profit increased by 24% in the first quarter of 2011 compared to the first quarter of 2010, improving to 29.5% of net sales, up 0.4 percentage points from the first quarter of 2010. The increase in the gross profit margin was primarily due to higher sales volumes and the benefits of substantial changes in the Company’s cost structure implemented in the past two years, partially offset by higher raw materials and commodity costs.
Income Taxes
     The effective income tax rate for the first quarter of 2011 was 14.5% compared to 16.4% for the first quarter in 2010. The lower tax rate in 2011 was primarily attributable to the absence of certain unfavorable net nonrecurring items incurred in 2010, including the impact of the Health Care Reform and Education Reconciliation Act on taxation associated with Medicare Part D. Additionally contributing to the lower effective tax rate in 2011 was the favorable impact of the renewal of the U.S. Research and Experimentation tax credit which was not signed into law until the last quarter of 2010. Partially offsetting these favorable items noted above for 2011 was increased tax expense associated with higher tax rates in the United States and other jurisdictions due to improved economic conditions.
Net Income
     Net income attributable to Eaton common shareholders of $287 in the first quarter of 2011 increased 85% compared to net income of $155 in the first quarter of 2010, and Net income per common share of $0.83 in the first quarter of 2011 increased 80% over Net income per common share of $0.46 in the first quarter of 2010. The increase was primarily due to higher sales in the first quarter of 2011 and the factors noted above that affected gross profit.

Business Segment Results of Operations
     The following is a discussion of net sales, operating profit and operating profit margin by business segment which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to integration charges see Note 3 to the Condensed Consolidated Financial Statements. For additional information related to acquired businesses see Note 2 to the Condensed Consolidated Financial Statements.
Electrical Americas

	Three months ended
	March 31
	2011	2010	Increase
Net sales	$964	$802	20%

Operating profit	132	105	26%
Operating margin	13.7%	13.1%

Acquisition integration charges	$3	$1

Before acquisition integration charges
Operating profit	$135	$106	27%
Operating margin	14.0%	13.2%
     Net sales increased 20% in the first quarter of 2011 compared to the first quarter of 2010 due to an increase of 15% in core sales, an increase of 4% from the acquisitions of businesses, and an increase of 1% from the favorable impact of foreign exchange. End markets increased 14% in the first quarter of 2011 compared to the same period in 2010, with particular strength in the industrial electric markets. Eaton now anticipates that its Electrical Americas markets will grow by 7% for all of 2011.
     Operating profit before acquisition integration charges in the first quarter of 2011 increased 27% from the first quarter of 2010 largely due to higher net sales as noted above, partially offset by higher raw materials and commodity costs and increased support costs.
Electrical Rest of World

	Three months ended
	March 31
	2011	2010	Increase
Net sales	$743	$608	22%

Operating profit	70	42	67%
Operating margin	9.4%	6.9%

Acquisition integration charges	$—	$7

Before acquisition integration charges
Operating profit	$70	$49	43%
Operating margin	9.4%	8.1%
     Net sales increased 22% in the first quarter of 2011 compared to the first quarter of 2010 due to an increase in core sales of 18%, an increase of 3% from the favorable impact of foreign exchange, and an increase of 1% from the acquisition of a business. End markets grew 9% in the first quarter of 2011 compared to the first quarter of 2010.
     Operating profit before acquisition integration charges in the first quarter of 2011 increased 43% from the first quarter of 2010 primarily due to higher sales volumes in the first quarter of 2011, partially offset by higher raw materials and commodity costs and increased support costs.

Hydraulics

	Three months ended
	March 31
	2011	2010	Increase
Net sales	$685	$490	40%

Operating profit	106	54	96%
Operating margin	15.5%	11.0%
     Net sales in the first quarter of 2011 increased 40% compared to the first quarter of 2010 due to higher core sales of 35%, an increase of 3% from the favorable impact of foreign exchange, and an increase of 2% from the acquisition of a business. Global hydraulics markets grew 27% over the first quarter of 2010. Eaton now anticipates that hydraulics markets will grow by 18%.
     Operating profit in the first quarter of 2011 increased 96% from the first quarter of 2010, primarily due to higher sales volumes, partially offset by higher raw materials and commodity costs and increased support costs.
Aerospace

	Three months ended
	March 31		Increase
	2011	2010	(decrease)
Net sales	$389	$376	3%

Operating profit	45	49	(8)%
Operating margin	11.6%	13.0%

Acquisition integration charges	$—	$1

Before acquisition integration charges
Operating profit	$45	$50	(10)%
Operating margin	11.6%	13.3%
     Net sales in the first quarter of 2011 increased 3% compared to the first quarter of 2010. End markets grew 2% in 2011 compared to the first quarter of 2010. Growth was primarily driven by higher customer demand in commercial OEM markets and commercial aftermarkets.
     Operating profit before acquisition integration charges in the first quarter of 2011 decreased 10% from the first quarter of 2010 primarily due to increased expenses stemming from program delays and changes in scope, and execution of new customer programs.
Truck

	Three months ended
	March 31
	2011	2010	Increase
Net sales	$576	$453	27%

Operating profit	90	46	96%
Operating margin	15.6%	10.2%
     Net sales increased 27% in the first quarter of 2011 compared to the first quarter of 2010 due to an increase in core sales of 22% and an increase of 5% from the favorable impact of foreign exchange. The increase in core sales reflects the sharp rebound in global end markets that grew 20% in 2011 compared to the first quarter of 2010. U.S. truck markets accelerated in the first quarter of 2011, growing 36% compared to the first quarter in 2010. Non-U.S. markets grew 9% in 2011. Eaton now anticipates that markets for the Truck segment for all of 2011 will grow by 22%.

     Operating profit in the first quarter of 2011 increased 96% from the first quarter of 2010 primarily due to higher sales volumes in 2011 and the resulting manufacturing efficiencies.
Automotive

	Three months ended
	March 31
	2011	2010	Increase
Net sales	$446	$374	19%

Operating profit	50	42	19%
Operating margin	11.2%	11.2%
     Net sales increased 19% in the first quarter of 2011 compared to the first quarter of 2010 due to an increase in core sales of 17% and an increase of 2% from the favorable impact of foreign exchange. The increase in core sales reflects the continued rebound in global automotive markets which grew 13% in 2011 compared to the first quarter of 2010. U.S. markets grew 17% in 2011 while markets outside the U.S. grew 12%.
     Operating profit in the first quarter of 2011 increased 19% from the first quarter of 2010 primarily due to higher sales volumes.
LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
     Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through credit facilities that support Eaton’s commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at March 31, 2011. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business.
     Eaton was in compliance with each of its debt covenants as of March 31, 2011 and for all periods presented.
Sources and Uses of Cash Flow
Operating Cash Flow
     Net cash used in operating activities was $304 in the first quarter of 2011, an increase of $142 compared to a use of cash of $162 in the first quarter of 2010. Operating cash flows in 2011 were primarily impacted by higher working capital requirements compared to 2010. Partially offsetting these uses of cash were higher net income in 2011, which resulted from increased sales due to the global economic recovery that continued in 2011 and the positive effect of recent changes in the Company’s cost structure. Additionally, cash flow was favorably impacted by slightly lower contributions to pension plans compared to the first quarter of 2010.
Investing Cash Flow
     Net cash provided by investing activities was $266 in the first quarter of 2011, an increase of $200 compared to $66 in the first quarter of 2010. The increase in 2011 was due to cash proceeds of $348 from the sale of short-term investments compared to $96 in the first quarter of 2010, partially offset by an increase in capital expenditures to $88 in 2011 from $38 in the first quarter of 2010. Higher capital expenditures were due to increased investments in property, plant and equipment as the Company returned to normal levels of capital spending.
Financing Cash Flow
     Net cash used in financing activities was $106 in the first quarter of 2011, an increase of $24 compared to a use of cash of $82 in the first quarter of 2010. The increase was primarily due to the repurchase of 0.9 million common shares for $50 in the first quarter of 2011 and an increase of $32 in cash dividends paid in 2011 to Eaton common shareholders. Higher cash dividends paid was due to an increase in the quarterly cash dividend paid per common share from $0.25 to $0.34 per share.
OTHER MATTERS
     In December 2010, a Brazilian court held that a judgment against a Brazilian company sold by Eaton in 2006 could be enforced against Eaton. At March 31, 2011, the Company has a total accrual of 62 Brazilian Reais related to this matter, comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($37 based on current exchange rates) and an additional 2 Brazilian Reais recognized in 2011 ($1 based on current exchange rates) for penalties and interest. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton will file an appeal to this decision in the Brazilian Superior Court.
     On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion was denied on March 10, 2011. Eaton has filed a motion for entry of final judgment of liability, zero damages and no injunctive relief. That motion is currently pending. Accordingly, an estimate of any potential loss related to this action cannot be made at this time.
FORWARD-LOOKING STATEMENTS
     This Form 10-Q Report contains forward-looking statements concerning the performance in 2011 of Eaton’s worldwide end markets. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; stock market and currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There have been no material changes in exposures to market risk since December 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES.
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler — Chairman, Chief Executive Officer and President; and Richard H. Fearon — Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2011.
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
     There were no changes in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS.
     Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION
Registrant

Date: April 28, 2011	By:	/s/ Richard H. Fearon Richard H. Fearon
Vice Chairman and Chief Financial and
Planning Officer (Principal Financial Officer)

Eaton Corporation
First Quarter 2011 Report on Form 10-Q
Exhibit Index

3 (a)	Amended Articles of Incorporation (amended and restated as of April 27, 2011) — Filed in conjunction with this Form 10-Q Report*

3 (b)	Amended Regulations (amended and restated as of April 27, 2011) — Filed in conjunction with this Form 10-Q Report*

4	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Submitted electronically herewith.
     Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2011.
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