Form 10-Q
period 2011-06-30
EATON CORP
filed 2011-07-29
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 341.1 million Common Shares outstanding as of June 30, 2011.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2011	2010	2011	2010
Net sales	$4,090	$3,378	$7,893	$6,481

Cost of products sold	2,862	2,387	5,544	4,588
Selling and administrative expense	698	604	1,363	1,191
Research and development expense	107	103	212	204
Interest expense-net	31	34	63	69
Other income-net	(4)	(1)	(20)	(9)
Income before income taxes	396	251	731	438
Income tax expense	58	22	107	53
Net income	338	229	624	385
Less net income for noncontrolling interests	(2)	(3)	(1)	(4)
Net income attributable to Eaton common shareholders	$336	$226	$623	$381

Net income per common share
Diluted	$0.97	$0.66	$1.80	$1.12
Basic	0.99	0.67	1.83	1.14

Weighted-average number of common shares outstanding
Diluted	345.7	340.4	345.7	339.8
Basic	340.9	334.7	340.5	334.5

Cash dividends paid per common share	$0.34	$0.25	$0.68	$0.50

Net income per common share, weighted-average number of common shares outstanding and cash dividends paid per common share have been restated to give effect to the two-for-one stock split. See Note 1 for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2011	December 31, 2010
Assets
Current assets
Cash	$282	$333
Short-term investments	601	838
Accounts receivable-net	2,625	2,239
Inventory	1,766	1,564
Other current assets	643	532
Total current assets	5,917	5,506

Property, plant and equipment-net	2,589	2,477

Other noncurrent assets
Goodwill	5,723	5,454
Other intangible assets	2,360	2,272
Deferred income taxes	961	1,001
Other assets	571	542
Total assets	$18,121	$17,252

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$101	$72
Current portion of long-term debt	16	4
Accounts payable	1,534	1,408
Accrued compensation	367	465
Other current liabilities	1,385	1,284
Total current liabilities	3,403	3,233

Noncurrent liabilities
Long-term debt	3,650	3,382
Pension liabilities	1,222	1,429
Other postretirement benefits liabilities	639	743
Deferred income taxes	499	487
Other noncurrent liabilities	521	575
Total noncurrent liabilities	6,531	6,616

Shareholders’ equity
Eaton shareholders’ equity	8,152	7,362
Noncontrolling interests	35	41
Total equity	8,187	7,403
Total liabilities and equity	$18,121	$17,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2011	2010
Operating activities
Net income	$624	$385
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	280	277
Contributions to pension plans	(309)	(349)
Contributions to other postretirement benefits plans	(132)	(39)
Changes in working capital	(472)	(121)
Other-net	56	154
Net cash provided by operating activities	47	307

Investing activities
Cash paid for acquisitions of businesses	(212)	—
Capital expenditures for property, plant and equipment	(221)	(101)
Sales (purchases) of short-term investments-net	251	(121)
Other-net	7	6
Net cash used in investing activities	(175)	(216)

Financing activities
Borrowings with original maturities of more than three months
Proceeds	307	55
Payments	(17)	(27)
Borrowings (payments) with original maturities of less than three months-net (primarily commercial paper)	18	(48)
Cash dividends paid	(232)	(168)
Exercise of employee stock options	62	36
Repurchase of shares	(68)	—
Other-net	(5)	2
Net cash provided by (used in) financing activities	65	(150)

Effect of foreign exchange rate changes on cash	12	(32)
Total decrease in cash	(51)	(91)
Cash at the beginning of the period	333	340
Cash at the end of the period	$282	$249

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
In 2011 and 2010, Eaton acquired businesses and entered into a joint venture in separate transactions. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. These transactions are summarized below:

Acquired business	Date of transaction	Business segment	Annual sales
ACTOM Low Voltage	June 30, 2011	Electrical Rest of World	$65 for the year ended May 31, 2011
A South Africa manufacturer and supplier of motor control components, engineered electrical distribution systems and uninterruptible power supply (UPS) systems.

C.I. ESI de Colombia S.A.	June 2, 2011	Electrical Americas	$8 for 2010
A Colombia-based distributor of industrial electrical equipment and engineering services in the Colombian market, focused on oil and gas, mining, and industrial and commercial construction.

Internormen Technology Group	May 12, 2011	Hydraulics	$55 for 2010
A Germany-based manufacturer of hydraulic filtration and instrumentation with sales and distribution subsidiaries in China, the United States, India and Brazil.

Eaton-SAMC (Shanghai) Aircraft Conveyance System Manufacturing Co., Ltd.	March 8, 2011	Aerospace	New joint venture
A 49%-owned joint venture in China focusing on the design, development, manufacturing and support of fuel and hydraulic conveyance systems for the global civil aviation market.

Tuthill Coupling Group	January 1, 2011	Hydraulics	$35 for the year ended November 30, 2010
A United States and France-based manufacturer of pneumatic and hydraulic quick coupling solutions and leak-free connectors used in industrial, construction, mining, defense, energy and power applications.

Chloride Phoenixtec Electronics	October 12, 2010	Electrical Rest of World	$25 for the year ended September 30, 2010
A China manufacturer of UPS systems. Eaton acquired the remaining shares to increase its ownership from 50% to 100%.

Acquired business	Date of transaction	Business segment	Annual sales
CopperLogic, Inc.	October 1, 2010	Electrical Americas	$35 for the year ended September 30, 2010
A United States-based manufacturer of electrical and electromechanical systems.

Wright Line Holding, Inc.	August 25, 2010	Electrical Americas	$101 for the year ended June 30, 2010
A United States provider of customized enclosures, rack systems, and air-flow management systems to store, power, and secure mission-critical IT data center electronics.

EMC Engineers, Inc.	July 15, 2010	Electrical Americas	$24 for 2009
A United States energy engineering and energy services company that delivers energy efficiency solutions for a wide range of governmental, educational, commercial and industrial facilities.
On June 30, 2011, Eaton reached an agreement to acquire E. Begerow GmbH & Co. KG, a Germany-based system provider of advanced liquid filtration solutions. This business develops and produces technologically innovative filter media and filtration systems for food and beverage, chemical, pharmaceutical and industrial applications and had sales of $84 in 2010. The terms of the agreement are subject to customary closing conditions. The acquisition is expected to close during the third quarter of 2011. This business will be included in the Hydraulics segment.

Note 3.	ACQUISITION INTEGRATION AND RESTRUCTURING CHARGES
Acquisition Integration Charges
Eaton incurs charges related to the integration of acquired businesses. A summary of these charges follows:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Business segment
Electrical Americas	$1	$1	$4	$2
Electrical Rest of World	1	7	1	14
Aerospace	—	1	—	2
Total integration charges before income taxes	$2	$9	$5	$18
After-tax integration charges	$2	$6	$4	$12
Per common share	$—	$0.02	$0.01	$0.03
Charges in 2011 were related primarily to CopperLogic, Wright Line Holding and EMC Engineers. Charges in 2010 were related primarily to Moeller and Phoenixtec. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Note 13. Business Segment Information, the charges reduced Operating profit of the related business segment.
Workforce Reduction and Plant Closing Liabilities
The following table summarizes the liabilities related to acquisition integration, plant closing charges, and other workforce reduction actions:

	Workforce reductions		Plant closing and other
	Employees	Dollars		Total
Balance at January 1, 2011	327	$11	$5	$16
Liabilities recognized	64	1	4	5
Utilized	(151)	(3)	(7)	(10)
Balance at June 30, 2011	240	$9	$2	$11

Note 4.	GOODWILL
A summary of goodwill follows:

	June 30, 2011	December 31, 2010
Electrical Americas	$2,155	$2,061
Electrical Rest of World	1,044	985
Hydraulics	1,112	1,007
Aerospace	1,045	1,037
Truck	153	151
Automotive	214	213
Total goodwill	$5,723	$5,454
The increase in goodwill in 2011 was due to foreign currency translation and businesses acquired during 2011. For additional information regarding acquired businesses, see Note 2.

Note 5.	DEBT
On June 16, 2011, Eaton completed the issuance of $300 floating rate senior unsecured Notes due June 16, 2014 (the Notes). The Notes bear interest annually at a floating rate, reset quarterly, equal to the three-month LIBOR rate for U.S. dollars plus 0.33% (33 basis points). Interest is payable quarterly in arrears beginning on September 16, 2011. The Notes contain a provision which requires the Company to make an offer to purchase all or any part of the Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest if certain change of control events occur. The Notes are subject to customary non-financial covenants.
Eaton completed the refinancing of a $500, five-year revolving credit facility in June 2011 (the facility). This refinancing maintains long-term revolving credit facilities at a total of $1.5 billion. The revolving credit facility is used to support commercial paper borrowings. The facility will expire June 16, 2016, replacing a $500 facility that had been set to expire on September 1, 2011.

Note 6.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	Three months ended June 30
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2011	2010	2011	2010	2011	2010
Service cost	$23	$20	$12	$10	$4	$4
Interest cost	33	33	20	17	10	12
Expected return on plan assets	(41)	(39)	(18)	(16)	—	—
Amortization	19	13	3	2	3	2
	34	27	17	13	17	18
Settlement loss	4	4	3	—	—	—
Total expense	$38	$31	$20	$13	$17	$18

	Six months ended June 30
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2011	2010	2011	2010	2011	2010
Service cost	$46	$40	$25	$19	$8	$8
Interest cost	66	66	40	34	20	23
Expected return on plan assets	(82)	(78)	(36)	(31)	—	—
Amortization	38	26	6	4	6	5
	68	54	35	26	34	36
Settlement loss	7	9	3	—	—	—
Total expense	$75	$63	$38	$26	$34	$36
During the second quarter of 2011, Eaton contributed $100 into a Voluntary Employee Benefit Association trust for the pre-funding of postretirement Medicare Part D prescription drug benefits for the Company's eligible United States employees and retirees. The contribution was made as part of the Company's strategy to improve the funding of its pension and postretirement obligations. As part of that strategy, in the first quarter of 2011, the Company contributed $250 to its United States qualified pension plans.

Note 7.	LEGAL CONTINGENCIES
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At June 30, 2011, the Company has a total accrual of 65 Brazilian Reais related to this matter, comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($39 based on current exchange rates) with an additional 5 Brazilian Reais recognized in 2011 ($3 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. On July 1, 2011, Eaton Ltda. filed an appeal of this decision to the Superior Court of Justice in Brasilia.
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion was denied on March 10, 2011. On March 14, 2011, Eaton filed a motion for entry of final judgment of liability, zero damages and no injunctive relief. On June 9, 2011, that motion was denied. On July 8, 2011, Eaton filed a motion for interlocutory appeal. Accordingly, an estimate of any potential loss related to this action cannot be made at this time.
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

Note 8.	INCOME TAXES
The effective income tax rate for the second quarter of 2011 was 14.7% compared to 9.0% for the second quarter of 2010 and 14.6% for the first six months of 2011 compared to 12.2% for the first six months of 2010. Higher effective tax rates in both the second quarter and first six months of 2011 were primarily attributable to greater levels of income in high tax jurisdictions, particularly in the United States, due to improved economic conditions.

Note 9.	EQUITY
Eaton has a common share repurchase plan that authorizes the repurchase of 10 million common shares. The shares are expected to be repurchased over time, depending on market conditions, the market price of the Company’s common shares, the Company’s capital levels and other considerations. During the first six months of 2011, 1.3 million common shares were repurchased in the open market at a total cost of $68. No common shares were repurchased in the open market in the first six months of 2010.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2010	$7,362	$41	$7,403

Net income	623	1	624
Other comprehensive income	368	—	368
Total comprehensive income	991	1	992
Cash dividends paid	(232)	(7)	(239)
Issuance of shares under equity-based compensation plans-net	99	—	99
Repurchase of shares	(68)	—	(68)
Balance at June 30, 2011	$8,152	$35	$8,187
Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, foreign currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the components of Comprehensive income (loss):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Net income	$338	$229	$624	$385

Foreign currency translation and related hedging instruments	121	(307)	338	(483)
Pensions and other postretirement benefits	19	28	35	47
Cash flow hedges	(4)	(5)	(5)	(9)
Other comprehensive income (loss)	136	(284)	368	(445)
Total comprehensive income (loss)	474	(55)	992	(60)
Adjustment for comprehensive income attributable to noncontrolling interests	(1)	(3)	(1)	(4)
Total Comprehensive income (loss) attributable to Eaton common shareholders	$473	$(58)	$991	$(64)

Net Income per Common Share
A summary of the calculation of net income per common share attributable to common shareholders follows:

	Three months ended June 30		Six months ended June 30
(Shares in millions)	2011	2010	2011	2010
Net income attributable to Eaton common shareholders	$336	$226	$623	$381

Weighted-average number of common shares outstanding-diluted	345.7	340.4	345.7	339.8
Less dilutive effect of stock options and restricted stock awards	4.8	5.7	5.2	5.3
Weighted-average number of common shares outstanding-basic	340.9	334.7	340.5	334.5

Net income per common share
Diluted	$0.97	$0.66	$1.80	$1.12
Basic	0.99	0.67	1.83	1.14
For the second quarter and first six months of 2011, 0.7 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter and first six months of 2010, 7.2 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
June 30, 2011
Cash	$282	$282	$—	$—
Short-term investments	601	601	—	—
Net derivative contracts	61	—	61	—
Long-term debt converted to floating interest rates by interest rate swaps	44	—	44	—

December 31, 2010
Cash	$333	$333	$—	$—
Short-term investments	838	838	—	—
Net derivative contracts	69	—	69	—
Long-term debt converted to floating interest rates by interest rate swaps	42	—	42	—

Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $3,666 and fair value of $4,091 at June 30, 2011 compared to $3,386 and $3,787, respectively, at December 31, 2010.

Note 11.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Type of hedge	Term
June 30, 2011
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$540	$—	$44	$—	Fair value	2 to 23 years
Foreign currency exchange contracts	361	5	—	6	Cash flow	12 to 36 months
Commodity contracts	47	2	—	—	Cash flow	12 months
Total		$7	$44	$6

Derivatives not designated as hedges
Foreign currency exchange contracts	$3,586	$41		$28		12 months
Commodity contracts	128	3		—		12 months
Total		$44		$28

December 31, 2010
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$540	$—	$42	$—	Fair value	2 to 23 years
Foreign currency exchange contracts	227	4	—	5	Cash flow	12 to 36 months
Commodity contracts	39	8	—	—	Cash flow	12 months
Cross currency swaps	75	2	—	—	Net investment	12 months
Total		$14	$42	$5

Derivatives not designated as hedges
Foreign currency exchange contracts	$2,777	$20		$19		12 months
Commodity contracts	102	17		—		12 months
Total		$37		$19
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

Amounts recognized in Accumulated other comprehensive income (loss) follow:

	Three months ended June 30
	2011		2010
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$—	$—	$2	$—
Commodity contracts	(1)	3	(4)	3
Derivatives designated as net investment hedges
Cross currency swaps	1	—	4	—
Total	$—	$3	$2	$3

	Six months ended June 30
	2011		2010
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$1	$—	$(1)	$—
Commodity contracts	(1)	5	(3)	5
Derivatives designated as net investment hedges
Cross currency swaps	1	—	4	—
Total	$1	$5	$—	$5
Gains and losses reclassified from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income were recognized in Cost of products sold.
Amounts recognized in net income follow:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$8	$32	$2	$36
Related long-term debt converted to floating interest rates by interest rate swaps	(8)	(32)	(2)	(36)
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense.

Note 12.	INVENTORY
The components of inventory follow:

	June 30, 2011	December 31, 2010
Raw materials	$721	$651
Work-in-process	255	229
Finished goods	915	800
Inventory at FIFO	1,891	1,680
Excess of FIFO over LIFO cost	(125)	(116)
Total inventory	$1,766	$1,564

Note 13.	BUSINESS SEGMENT INFORMATION
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

EATON CORPORATION BUSINESS SEGMENT INFORMATION

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Net sales
Electrical Americas	$1,033	$894	$1,997	$1,696
Electrical Rest of World	787	665	1,530	1,273
Hydraulics	728	568	1,413	1,058
Aerospace	409	370	798	746
Truck	673	492	1,249	945
Automotive	460	389	906	763
Total net sales	$4,090	$3,378	$7,893	$6,481

Segment operating profit
Electrical Americas	$144	$120	$276	$225
Electrical Rest of World	77	60	147	102
Hydraulics	120	77	226	131
Aerospace	50	48	95	97
Truck	120	59	210	105
Automotive	55	39	105	81
Total segment operating profit	566	403	1,059	741

Corporate
Amortization of intangible assets	(48)	(43)	(96)	(88)
Interest expense-net	(31)	(34)	(63)	(69)
Pension and other postretirement benefits expense	(37)	(29)	(70)	(61)
Other corporate expense-net	(54)	(46)	(99)	(85)
Income before income taxes	396	251	731	438
Income tax expense	58	22	107	53
Net income	338	229	624	385
Less net income for noncontrolling interests	(2)	(3)	(1)	(4)
Net income attributable to Eaton common shareholders	$336	$226	$623	$381

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

COMPANY OVERVIEW
Eaton Corporation is a diversified power management company with 2010 sales of $13.7 billion. The Company is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 73,000 employees in over 50 countries, and sells products to customers in more than 150 countries.
Eaton acquired certain businesses that affect comparability on a year over year basis. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. For a list of business acquisitions and joint ventures impacting the comparative periods, see Note 2 to the Condensed Consolidated Financial Statements.
A summary of Eaton’s Net sales, Net income attributable to Eaton common shareholders, and Net income per common share-diluted follows:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Net sales	$4,090	$3,378	$7,893	$6,481
Net income attributable to Eaton common shareholders	336	226	623	381
Net income per common share-diluted	$0.97	$0.66	$1.80	$1.12

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

Consolidated Financial Results

	Three months ended June 30			Six months ended June 30
	2011	2010	Increase	2011	2010	Increase
Net sales	$4,090	$3,378	21%	$7,893	$6,481	22%
Gross profit	1,228	991	24%	2,349	1,893	24%
Percent of net sales	30.0%	29.3%		29.8%	29.2%
Income before income taxes	396	251	58%	731	438	67%
Net income	$338	$229	48%	$624	$385	62%
Less net income for noncontrolling interests	(2)	(3)		(1)	(4)
Net income attributable to Eaton common shareholders	336	226	49%	623	381	64%
Excluding acquisition integration charges (after-tax)	2	6		4	12
Operating earnings	$338	$232	46%	$627	$393	60%

Net income per common share-diluted	$0.97	$0.66	47%	$1.80	$1.12	61%
Excluding per share impact of acquisition integration charges (after-tax)	—	0.02		0.01	0.03
Operating earnings per common share	$0.97	$0.68	43%	$1.81	$1.15	57%
Net Sales
Net sales in the second quarter of 2011 increased by 21% compared to the second quarter of 2010. The sales increase was due to 14% from higher core sales, an increase of 6% from the favorable impact of foreign exchange, and an increase of 1% from acquisitions of businesses. End markets increased 12% in the second quarter of 2011 compared to the same period in 2010. Net sales in the first six months of 2011 increased by 22% compared to the first six months of 2010. The sales increase was due to 16% from higher core sales, an increase of 4% from the favorable impact of foreign exchange, and an increase of 2% from acquisitions of businesses. The increase in core sales in both the second quarter and first six months of 2011 reflects the continuing global expansion of the Company's markets and global economic recovery from the depressed levels of 2009. Eaton now anticipates its end markets for all of 2011 will grow by 11%.
Gross Profit
Gross profit increased by 24% in the second quarter of 2011 compared to the second quarter of 2010, improving to 30.0% of net sales, up 0.7 percentage points from the second quarter of 2010. Gross profit increased by 24% in the first six months of 2011 compared to the first six months of 2010, improving to 29.8% of net sales, up 0.6 percentage points from the first six months of 2010. The increase in the gross profit margin in both the second quarter and first six months of 2011 was primarily due to higher sales volumes and the benefits of substantial changes in the Company’s cost structure implemented in the past two years, partially offset by higher raw materials and commodity costs.
Income Taxes
The effective income tax rate for the second quarter of 2011 was 14.7% compared to 9.0% for the second quarter of 2010 and 14.6% for the first six months of 2011 compared to 12.2% for the first six months of 2010. Higher effective tax rates in both the second quarter and first six months of 2011 were primarily attributable to greater levels of income in high tax jurisdictions, particularly in the United States, due to improved economic conditions.
Net Income
Net income attributable to Eaton common shareholders of $336 in the second quarter of 2011 increased 49% compared to net income of $226 in the second quarter of 2010, and Net income per common share of $0.97 in the second quarter of 2011 increased 47% over Net income per common share of $0.66 in the second quarter of 2010. Net income attributable to Eaton common shareholders of $623 in the first six months of 2011 increased 64% compared to net income of $381 in the first six months of 2010, and Net income per common share of $1.80 in the first six months of 2011 increased 61% over Net income per common share of $1.12 in the first six months of 2010. The increase in both the second quarter and first six months of 2011 was primarily due to higher sales and the factors noted above that affected gross profit.

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
Electrical Americas

	Three months ended June 30			Six months ended June 30
	2011	2010	Increase	2011	2010	Increase
Net sales	$1,033	$894	16%	$1,997	$1,696	18%

Operating profit	144	120	20%	276	225	23%
Operating margin	13.9%	13.4%		13.8%	13.3%

Acquisition integration charges	$1	$1		$4	$2

Before acquisition integration charges
Operating profit	$145	$121	20%	$280	$227	23%
Operating margin	14.0%	13.5%		14.0%	13.4%
Net sales increased 16% in the second quarter of 2011 compared to the second quarter of 2010 due to an increase of 11% in core sales, an increase of 4% from the acquisitions of businesses, and an increase of 1% from the favorable impact of foreign exchange. End markets increased 10% in the second quarter of 2011 compared to the same period in 2010. Net sales increased 18% in the first six months of 2011 compared to the first six months of 2010 due to an increase of 13% in core sales, an increase of 4% from the acquisitions of businesses, and an increase of 1% from the favorable impact of foreign exchange. The increase in net sales in both the second quarter and first six months of 2011 was due to particularly strong growth in the industrial electrical markets.
Operating profit before acquisition integration charges in the second quarter of 2011 increased 20% from the second quarter of 2010. Operating profit before acquisition integration charges in the first six months of 2011 increased 23% from the first six months of 2010. The increase in both the second quarter and first six months of 2011 was largely due to higher net sales as noted above, partially offset by higher raw materials and commodity costs.
Electrical Rest of World

	Three months ended June 30			Six months ended June 30
	2011	2010	Increase	2011	2010	Increase
Net sales	$787	$665	18%	$1,530	$1,273	20%

Operating profit	77	60	28%	147	102	44%
Operating margin	9.8%	9.0%		9.6%	8.0%

Acquisition integration charges	$1	$7		$1	$14

Before acquisition integration charges
Operating profit	$78	$67	16%	$148	$116	28%
Operating margin	9.9%	10.1%		9.7%	9.1%

Net sales increased 18% in the second quarter of 2011 compared to the second quarter of 2010 due to an increase of 13% from the favorable impact of foreign exchange and an increase in core sales of 5%. End markets grew 6% in the second quarter of 2011 compared to the second quarter of 2010, with growth of 6% in both European and Asian markets. Net sales increased 20% in the first six months of 2011 compared to the first six months of 2010 due to an increase in core sales of 11%, an increase of 8% from the favorable impact of foreign exchange, and an increase of 1% from the acquisition of a business.
Operating profit before acquisition integration charges in the second quarter of 2011 increased 16% from the second of 2010. Operating profit before acquisition integration charges in the first six months of 2011 increased 28% from the first six months of 2010. The increase in operating profit in both the second quarter and first six months of 2011 was primarily due to higher sales volumes, partially offset by higher raw materials and commodity costs.
Hydraulics

	Three months ended June 30			Six months ended June 30
	2011	2010	Increase	2011	2010	Increase
Net sales	$728	$568	28%	$1,413	$1,058	34%

Operating profit	120	77	56%	226	131	73%
Operating margin	16.5%	13.6%		16.0%	12.4%
Net sales in the second quarter of 2011 increased 28% compared to the second quarter of 2010 due to higher core sales of 20%, an increase of 5% from the favorable impact of foreign exchange, and an increase of 3% from the acquisition of businesses. Global hydraulics markets grew 18% over the second quarter of 2010, of which U.S. markets grew 21% while markets outside the U.S. grew 16%. Net sales in the first six months of 2011 increased 34% compared to the first six months of 2010 due to higher core sales of 27%, an increase of 4% from the favorable impact of foreign exchange, and an increase of 3% from the acquisition of businesses.
Operating profit in the second quarter of 2011 increased 56% from the second quarter of 2010. Operating profit in the first six months of 2011 increased 73% from the first six months of 2010. The increase in operating profit in both the second quarter and first six months of 2011 was primarily due to higher sales volumes, partially offset by higher raw materials and commodity costs.
Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2011	2010		2011	2010
Net sales	$409	$370	11%	$798	$746	7%

Operating profit	50	48	4%	95	97	(2)%
Operating margin	12.2%	13.0%		11.9%	13.0%

Acquisition integration charges	$—	$1		$—	$2

Before acquisition integration charges
Operating profit	$50	$49	2%	$95	$99	(4)%
Operating margin	12.2%	13.2%		11.9%	13.3%
Net sales in the second quarter of 2011 increased 11% compared to the second quarter of 2010 due to higher core sales of 8% and an increase of 3% from the favorable impact of foreign exchange. End markets grew 4% in the second quarter of 2011 compared to the second quarter of 2010. Net sales in the first six months of 2011 increased 7% compared to the first six months of 2010 due to higher core sales of 5% and an increase of 2% from the favorable impact of foreign exchange. Growth in both the second quarter and first six months of 2011 was primarily driven by higher customer demand in commercial OEM markets and commercial aftermarkets.

Operating profit before acquisition integration charges in the second quarter of 2011 increased 2% from the second quarter of 2010. Operating profit before acquisition integration charges in the first six months of 2011 decreased 4% from the first six months of 2010. Operating margin before acquisition integration charges decreased 1.0 percentage points from 13.2% in the second quarter of 2010 to 12.2% in the second quarter of 2011. Operating margin before acquisition integration charges decreased 1.4 percentage points from 13.3% in the first six months of 2010 to 11.9% in the first six months of 2011. The decrease was primarily due to increased expenses stemming from changes in scope, program delays, and execution of new customer programs.
Truck

	Three months ended June 30			Six months ended June 30
	2011	2010	Increase	2011	2010	Increase
Net sales	$673	$492	37%	$1,249	$945	32%

Operating profit	120	59	103%	210	105	100%
Operating margin	17.8%	12.0%		16.8%	11.1%
Net sales increased 37% in the second quarter of 2011 compared to the second quarter of 2010 due to an increase in core sales of 30% and an increase of 7% from the favorable impact of foreign exchange. End markets grew 24% in the second quarter of 2011 compared to the second quarter of 2010, with particular strength in U.S. markets. Net sales increased 32% in the first six months of 2011 compared to the first six months of 2010 due to an increase in core sales of 26% and an increase of 6% from the favorable impact of foreign exchange. The increase in core sales reflects the continuing rebound in global end markets.
Operating profit in the second quarter of 2011 increased 103% from the second quarter of 2010. Operating profit in the first six months of 2011 increased 100% from the first six months of 2010. The increase in operating profit in both the second quarter and first six months of 2011 was primarily due to higher sales volumes in 2011 and the resulting manufacturing efficiencies.
Automotive

	Three months ended June 30			Six months ended June 30
	2011	2010	Increase	2011	2010	Increase
Net sales	$460	$389	18%	$906	$763	19%

Operating profit	55	39	41%	105	81	30%
Operating margin	12.0%	10.0%		11.6%	10.6%
Net sales increased 18% in the second quarter of 2011 compared to the second quarter of 2010 due to an increase in core sales of 11% and an increase of 7% from the favorable impact of foreign exchange. The increase in core sales reflects the continued rebound in global automotive markets, which grew 9% in the second quarter of 2011 compared to the second quarter of 2010. U.S. markets grew 15% while markets outside the U.S. grew 7%. Net sales increased 19% in the first six months of 2011 compared to the first six months of 2010 due to an increase in core sales of 14% and an increase of 5% from the favorable impact of foreign exchange. The increase in core sales in the first six months of 2011 is due to the same factors noted above.
Operating profit in the second quarter of 2011 increased 41% from the second quarter of 2010. Operating profit in the first six months of 2011 increased 30% from the first six months of 2010. The increase in operating profit in both the second quarter and first six months of 2011 was primarily due to higher sales volumes.

Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2011	2010		2011	2010
Amortization of intangible assets	$48	$43	12%	$96	$88	9%
Interest expense-net	31	34	(9)%	63	69	(9)%
Pension and other postretirement benefits expense	37	29	28%	70	61	15%
Other corporate expense-net	54	46	17%	99	85	16%
Total corporate expense	$170	$152	12%	$328	$303	8%
Total Corporate expense increased 12% in the second quarter of 2011 to $170 from $152 in the second quarter of 2010 due to a 28% increase in Pension and other postretirement benefits expense primarily related to changes in the discount rate and asset return assumptions, a 17% increase in Other corporate expense-net due to higher general corporate expense as Eaton continues to add resources to support its rapid growth, and a 12% increase in Amortization of intangible assets resulting from acquisitions of businesses. Total Corporate expense increased 8% in the first six months of 2011 to $328 from $303 in the first six months of 2010 due to the same factors noted above.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through credit facilities that support Eaton’s commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at June 30, 2011. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business.
During the second quarter in 2011, Eaton completed the issuance of $300 floating rate senior unsecured Notes due June 16, 2014. The Company also completed the refinancing of a $500, five-year revolving credit facility which maintains long-term revolving credit facilities at a total of $1.5 billion. For additional information on these financing transactions, see Note 5 to the Condensed Consolidated Financial Statements.
Eaton was in compliance with each of its debt covenants as of June 30, 2011 and for all periods presented.
Undistributed Assets of Non-U.S. Subsidiaries
At June 30, 2011, approximately 75% of the Company's consolidated cash and short-term investments resided in non-U.S. locations. These funds are considered permanently reinvested to be used to expand operations either organically or through acquisitions outside the U.S. The largest growth areas that are expected to require capital are in developing foreign markets such as Africa, Brazil, China, India, the Middle East and Southeast Asia. The Company's U.S. operations generate cash flow sufficient to satisfy U.S. operating requirements. The Company does not intend to repatriate any significant amounts of cash to the U.S. in the foreseeable future.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $47 in the first six months of 2011, a decrease of $260 compared to $307 in the first six months of 2010. Operating cash flows in 2011 were primarily impacted by higher working capital requirements compared to 2010 as well as contributions of $100 to other postretirement benefits plans that were not contributed in 2010. Partially offsetting these uses of cash were higher net income in 2011, which resulted from increased sales due to the global economic recovery that continued in 2011 and the positive effect of recent changes in the Company’s cost structure. For additional information on postretirement benefits plans, see Note 6 to the Condensed Consolidated Financial Statements.

Investing Cash Flow
Net cash used in investing activities was $175 in the first six months of 2011, a decrease of $41 compared to $216 in the first six months of 2010. The decrease in 2011 was due primarily to cash proceeds of $251 from the sale of short-term investments compared to purchases of $121 in the first six months of 2010, partially offset by an increase in capital expenditures to $221 in 2011 from $101 in the first six months of 2010 and $212 related to the acquisitions of businesses. Higher capital expenditures were due to the Company's increased investments in property, plant and equipment to facilitate growth. For additional information on business acquisitions see to Note 2 to the Condensed Consolidated Financial Statements.
Financing Cash Flow
Net cash provided by financing activities was $65 in the first six months of 2011, an increase of $215 compared to a use of cash of $150 in the first six months of 2010. The increase was primarily due to proceeds received from a $300 debt issuance completed by Eaton during the second quarter of 2011, partially offset by an increase of $64 in cash dividends paid in 2011 to Eaton common shareholders. Higher cash dividends paid was due to an increase in the quarterly cash dividend paid per common share from $0.50 to $0.68 per share, which was announced during the first quarter of 2011.

OTHER MATTERS
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At June 30, 2011, the Company has a total accrual of 65 Brazilian Reais related to this matter, comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($39 based on current exchange rates) and an additional 5 Brazilian Reais recognized in 2011 ($3 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. On July 1, 2011, Eaton Ltda. filed an appeal of this decision to the Superior Court of Justice in Brasilia.
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion was denied on March 10, 2011. On March 14, 2011, Eaton filed a motion for entry of final judgment of liability, zero damages and no injunctive relief. On June 9, 2011, that motion was denied. On July 8, 2011, Eaton filed a motion for interlocutory appeal. Accordingly, an estimate of any potential loss related to this action cannot be made at this time.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the performance in 2011 of Eaton’s worldwide end markets. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; stock market and currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler - Chairman, Chief Executive Officer and President; and Richard H. Fearon - Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2011.
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

EATON CORPORATION
Registrant

Date:	July 29, 2011	By:	/s/ Richard H. Fearon
Richard H. Fearon
Vice Chairman and Chief Financial and
Planning Officer
(Principal Financial Officer)

Eaton Corporation
Second Quarter 2011 Report on Form 10-Q
Exhibit Index

3 (a)	Amended Articles of Incorporation (amended and restated as of April 27, 2011) — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2011

3 (b)	Amended Regulations (amended and restated as of April 27, 2011) — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2011

4	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended June 30, 2011 and 2010, (ii) Consolidated Statements of Income for the six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2011.
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