Form 10-Q
period 2011-09-30
EATON CORP
filed 2011-10-26
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 334.2 million Common Shares outstanding as of September 30, 2011.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2011	2010	2011	2010
Net sales	$4,123	$3,571	$12,016	$10,052

Cost of products sold	2,900	2,480	8,444	7,068
Selling and administrative expense	668	651	2,031	1,842
Research and development expense	104	104	316	308
Interest expense-net	29	33	92	102
Other income-net	(10)	(2)	(30)	(11)
Income before income taxes	432	305	1,163	743
Income tax expense	65	36	172	89
Net income	367	269	991	654
Less net income for noncontrolling interests	(2)	(1)	(3)	(5)
Net income attributable to Eaton common shareholders	$365	$268	$988	$649

Net income per common share
Diluted	$1.07	$0.78	$2.86	$1.90
Basic	1.07	0.80	2.90	1.93

Weighted-average number of common shares outstanding
Diluted	341.9	340.6	344.4	340.1
Basic	338.1	335.2	339.7	334.7

Cash dividends paid per common share	$0.34	$0.29	$1.02	$0.79

Net income per common share, weighted-average number of common shares outstanding and cash dividends paid per common share have been restated to give effect to the two-for-one stock split. See Note 1 for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2011	December 31, 2010
Assets
Current assets
Cash	$278	$333
Short-term investments	536	838
Accounts receivable-net	2,549	2,239
Inventory	1,769	1,564
Other current assets	601	532
Total current assets	5,733	5,506

Property, plant and equipment-net	2,537	2,477

Other noncurrent assets
Goodwill	5,571	5,454
Other intangible assets	2,253	2,272
Deferred income taxes	971	1,001
Other assets	562	542
Total assets	$17,627	$17,252

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$86	$72
Current portion of long-term debt	321	4
Accounts payable	1,527	1,408
Accrued compensation	401	465
Other current liabilities	1,445	1,284
Total current liabilities	3,780	3,233

Noncurrent liabilities
Long-term debt	3,368	3,382
Pension liabilities	1,182	1,429
Other postretirement benefits liabilities	634	743
Deferred income taxes	456	487
Other noncurrent liabilities	461	575
Total noncurrent liabilities	6,101	6,616

Shareholders’ equity
Eaton shareholders’ equity	7,723	7,362
Noncontrolling interests	23	41
Total equity	7,746	7,403
Total liabilities and equity	$17,627	$17,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2011	2010
Operating activities
Net income	$991	$654
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	419	413
Contributions to pension plans	(341)	(378)
Contributions to other postretirement benefits plans	(150)	(61)
Changes in working capital	(290)	(70)
Other-net	60	169
Net cash provided by operating activities	689	727

Investing activities
Cash paid for acquisitions of businesses	(298)	(172)
Capital expenditures for property, plant and equipment	(384)	(207)
Sales (purchases) of short-term investments-net	272	(47)
Other-net	1	(6)
Net cash used in investing activities	(409)	(432)

Financing activities
Borrowings with original maturities of more than three months
Proceeds	352	55
Payments	(14)	(59)
Payments with original maturities of less than three months-net (primarily commercial paper)	(38)	(19)
Cash dividends paid	(348)	(265)
Exercise of employee stock options	66	60
Repurchase of shares	(343)	—
Other-net	(4)	2
Net cash used in financing activities	(329)	(226)

Effect of foreign exchange rate changes on cash	(6)	(14)
Total (decrease) increase in cash	(55)	55
Cash at the beginning of the period	333	340
Cash at the end of the period	$278	$395

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
In 2011 and 2010, Eaton acquired businesses and entered into a joint venture in separate transactions. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. These transactions are summarized below:

Acquired businesses and joint venture	Date of transaction	Business segment	Annual sales
IE Power, Inc.	August 31, 2011	Electrical Americas	$5 for 2010
A Canada-based provider of high power inverters for a variety of mission-critical applications including solar, wind and battery energy storage.

E. Begerow GmbH & Co. KG	August 15, 2011	Hydraulics	$84 for 2010
A Germany-based system provider of advanced liquid filtration solutions. This business develops and produces technologically innovative filter media and filtration systems for food and beverage, chemical, pharmaceutical and industrial applications.

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

Acquired businesses and joint venture	Date of transaction	Business segment	Annual sales
Tuthill Coupling Group	January 1, 2011	Hydraulics	$35 for the year ended November 30, 2010
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

Note 3.	ACQUISITION INTEGRATION AND RESTRUCTURING CHARGES
Acquisition Integration Charges
Eaton incurs charges related to the integration of acquired businesses. A summary of these charges follows:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Business segment
Electrical Americas	$3	$—	$7	$2
Electrical Rest of World	—	6	1	20
Hydraulics	1	—	1	—
Aerospace	—	1	—	3
Total integration charges before income taxes	$4	$7	$9	$25
After-tax integration charges	$2	$4	$6	$16
Per common share	$0.01	$0.01	$0.02	$0.05
Charges in 2011 were related primarily to CopperLogic, Wright Line Holding and EMC Engineers. Charges in 2010 were related primarily to Moeller and Phoenixtec. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Note 13. Business Segment Information, the charges reduced Operating profit of the related business segment.

Workforce Reduction and Plant Closing Liabilities
The following table summarizes the liabilities related to acquisition integration, plant closing charges, and other workforce reduction actions:

	Workforce reductions		Plant closing and other
	Employees	Dollars		Total
Balance at January 1, 2011	327	$11	$5	$16
Liabilities recognized	79	2	7	9
Utilized	(258)	(7)	(10)	(17)
Balance at September 30, 2011	148	$6	$2	$8

Note 4.	GOODWILL
A summary of goodwill follows:

	September 30, 2011	December 31, 2010
Electrical Americas	$2,059	$2,061
Electrical Rest of World	1,001	985
Hydraulics	1,111	1,007
Aerospace	1,041	1,037
Truck	150	151
Automotive	209	213
Total goodwill	$5,571	$5,454
The increase in goodwill in 2011 was primarily due to businesses acquired during 2011, partially offset by the impact of foreign currency translation. For additional information regarding acquired businesses, see Note 2.
Assessing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board issued a revised standard on testing goodwill for impairment. The revised standard allows an entity to first assess the carrying value of goodwill based on qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount. If, based on a qualitative assessment, the fair value of a reporting unit is more likely than not lower than its carrying value, the entity must then test goodwill from a quantitative perspective similar to prior guidance. This standard is effective for 2012, with early adoption permitted. Eaton elected to adopt this standard for its 2011 annual impairment testing.
Goodwill is tested for impairment annually as of July 1 at the reporting unit level, which is equivalent to Eaton's operating segments. As disclosed in Eaton's 2010 Form 10-K, impairment testing for 2010 was performed from a quantitative perspective using a discounted cash flow model to estimate the fair value of each operating segment. For 2010, the fair value of Eaton's reporting units substantially exceeded the respective carrying values.
Impairment testing for 2011 was performed by assessing certain qualitative trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to and based on the assumptions used in the quantitative assessment performed in 2010. For 2011, it is more likely than not that the fair value of Eaton's reporting units continues to substantially exceed the respective carrying amount.

Note 5.	DEBT
On June 16, 2011, Eaton issued $300 floating rate senior unsecured Notes due June 16, 2014 (the Notes). The Notes bear interest annually at a floating rate, reset quarterly, equal to the three-month LIBOR rate for U.S. dollars plus .33% (33 basis points). Interest is payable quarterly in arrears. The Notes contain a provision which requires the Company to make an offer to purchase all or any part of the Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest if certain change of control events occur. The Notes are subject to customary non-financial covenants.

Eaton refinanced a $500, five-year revolving credit facility in June 2011 (the Facility). This refinancing maintains long-term revolving credit facilities at a total of $1.5 billion. The revolving credit facility is used to support commercial paper borrowings. The Facility will expire June 16, 2016, replacing a $500 facility that had been set to expire on September 1, 2011.

Note 6.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	Three months ended September 30
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2011	2010	2011	2010	2011	2010
Service cost	$23	$20	$12	$10	$4	$4
Interest cost	33	33	19	17	10	11
Expected return on plan assets	(41)	(39)	(17)	(15)	—	—
Amortization	19	13	3	2	3	3
	34	27	17	14	17	18
Curtailment loss	—	—	1	—	—	—
Settlement loss	5	4	—	—	—	—
Total expense	$39	$31	$18	$14	$17	$18

	Nine months ended September 30
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2011	2010	2011	2010	2011	2010
Service cost	$69	$60	$37	$29	$12	$12
Interest cost	99	99	59	51	30	34
Expected return on plan assets	(123)	(117)	(53)	(46)	—	—
Amortization	57	39	9	6	9	8
	102	81	52	40	51	54
Curtailment loss	—	—	1	—	—	—
Settlement loss	12	13	3	—	—	—
Total expense	$114	$94	$56	$40	$51	$54
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
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At September 30, 2011, the Company has a total accrual of 67 Brazilian Reais related to this matter, comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($32 based on current exchange rates) with an additional 7 Brazilian Reais recognized in 2011 ($4 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. On September 27, 2011, the Superior Court of Justice accepted two of the appeals and will hear those appeals in due course. Another appeal remains pending in the lower appellate court.

On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion was denied on March 10, 2011. On March 14, 2011, Eaton filed a motion for entry of final judgment of liability, zero damages and no injunctive relief. That motion was denied on June 9, 2011. On August 19, 2011, the Court entered final judgment of liability but awarded zero damages to plaintiffs. The Court also entered an injunction prohibiting Eaton from offering rebates or other incentives based on purchasing targets but stayed the injunction pending appeal. Eaton has appealed the liability finding and the injunction to the Third Circuit Court of Appeals. Meritor has cross-appealed the finding of zero damages.
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
The effective income tax rate for the third quarter of 2011 was 15.2% compared to 11.7% for the third quarter of 2010 and 14.8% for the first nine months of 2011 compared to 12.0% for the first nine months of 2010. Higher effective tax rates in both the third quarter and first nine months of 2011 were primarily attributable to greater levels of income in high tax jurisdictions, particularly in the United States and Brazil, due to improved economic and market conditions. The effective income tax rate for the third quarter of 2011 was also favorably impacted by positive adjustments to the tax provision for 2010 tax returns filed during the third quarter in the United States and international tax jurisdictions.

Note 9.	EQUITY
Eaton has a common share repurchase program (2007 Program) that authorizes the repurchase of 10 million common shares. During the first nine months of 2011, 8.3 million common shares were repurchased under the 2007 Program in the open market at a total cost of $343. On September 28, 2011, Eaton's Board of Directors approved a common share repurchase program (2011 Program) which replaced the 2007 Program and authorizes the purchase of up to 20 million shares, not to exceed an aggregate purchase price of $1.25 billion. The common shares are expected to be repurchased over time, depending on market conditions, the market price of common shares, capital levels and other considerations. No common shares were repurchased in the open market in the first nine months of 2010.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2010	$7,362	$41	$7,403

Net income	988	3	991
Other comprehensive loss	(67)	—	(67)
Total comprehensive income	921	3	924
Cash dividends paid	(348)	(7)	(355)
Issuance of shares under equity-based compensation plans-net	131	—	131
Business divestiture	—	(14)	(14)
Repurchase of shares	(343)	—	(343)
Balance at September 30, 2011	$7,723	$23	$7,746

Comprehensive (Loss) Income
Comprehensive (loss) income consists primarily of net income, foreign currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the components of Comprehensive (loss) income:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Net income	$367	$269	$991	$654

Foreign currency translation and related hedging instruments	(449)	419	(111)	(64)
Pensions and other postretirement benefits	34	4	69	51
Cash flow hedges	(20)	7	(25)	(2)
Other comprehensive (loss) income	(435)	430	(67)	(15)
Total comprehensive (loss) income	(68)	699	924	639
Adjustment for comprehensive income attributable to noncontrolling interests	(2)	(1)	(3)	(5)
Total Comprehensive (loss) income attributable to Eaton common shareholders	$(70)	$698	$921	$634
Net Income per Common Share
A summary of the calculation of net income per common share attributable to common shareholders follows:

	Three months ended September 30		Nine months ended September 30
(Shares in millions)	2011	2010	2011	2010
Net income attributable to Eaton common shareholders	$365	$268	$988	$649

Weighted-average number of common shares outstanding-diluted	341.9	340.6	344.4	340.1
Less dilutive effect of stock options and restricted stock awards	3.8	5.4	4.7	5.4
Weighted-average number of common shares outstanding-basic	338.1	335.2	339.7	334.7

Net income per common share
Diluted	$1.07	$0.78	$2.86	$1.90
Basic	1.07	0.80	2.90	1.93
For the third quarter and first nine months of 2011, 2.7 million and 1.1 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive. For the third quarter and first nine months of 2010, 7.0 million and 8.8 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive.

Note 10.	FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to satisfy a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a fair value hierarchy is established, which categorizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
September 30, 2011
Cash	$278	$278	$—	$—
Short-term investments	536	536	—	—
Net derivative contracts	25	—	25	—
Long-term debt converted to floating interest rates by interest rate swaps	67	—	67	—

December 31, 2010
Cash	$333	$333	$—	$—
Short-term investments	838	838	—	—
Net derivative contracts	69	—	69	—
Long-term debt converted to floating interest rates by interest rate swaps	42	—	42	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $3,689 and fair value of $4,324 at September 30, 2011 compared to $3,386 and $3,787, respectively, at December 31, 2010.

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
For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in income. The majority of derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency and certain commodity contracts that arise in the normal course of business. During the third quarter and first nine months of 2011, Eaton incurred losses associated with commodity hedge contracts of $23 and $19, respectively. These losses were incurred due to significant declines in metal prices during primarily the last two weeks in September. Gains and losses associated with commodity hedge contracts are reported in Cost of products sold.
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Type of hedge	Term
September 30, 2011
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$540	$—	$67	$—	Fair value	2 to 23 years
Foreign currency exchange contracts	331	5	—	12	Cash flow	12 to 36 months
Commodity contracts	50	—	—	12	Cash flow	12 months
Total		$5	$67	$24

Derivatives not designated as hedges
Foreign currency exchange contracts	$2,845	$24		$25		12 months
Commodity contracts	114	—		22		12 months
Total		$24		$47

December 31, 2010
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$540	$—	$42	$—	Fair value	2 to 23 years
Foreign currency exchange contracts	227	4	—	5	Cash flow	12 to 36 months
Commodity contracts	39	8	—	—	Cash flow	12 months
Cross currency swaps	75	2	—	—	Net investment	12 months
Total		$14	$42	$5

Derivatives not designated as hedges
Foreign currency exchange contracts	$2,777	$20		$19		12 months
Commodity contracts	102	17		—		12 months
Total		$37		$19
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

Amounts recognized in Accumulated other comprehensive income (loss) follow:

	Three months ended September 30
	2011		2010
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$(7)	$(1)	$3	$1
Commodity contracts	(12)	2	5	—
Derivatives designated as net investment hedges
Cross currency swaps	—	—	(16)	—
Total	$(19)	$1	$(8)	$1

	Nine months ended September 30
	2011		2010
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$(6)	$(1)	$2	$1
Commodity contracts	(13)	7	2	5
Derivatives designated as net investment hedges
Cross currency swaps	1	—	(12)	—
Total	$(18)	$6	$(8)	$6
Gains and losses reclassified from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income were recognized in Cost of products sold.
Amounts recognized in net income follow:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$23	$13	$25	$49
Related long-term debt converted to floating interest rates by interest rate swaps	(23)	(13)	(25)	(49)
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense.

Note 12.	INVENTORY
The components of inventory follow:

	September 30, 2011	December 31, 2010
Raw materials	$747	$651
Work-in-process	243	229
Finished goods	907	800
Inventory at FIFO	1,897	1,680
Excess of FIFO over LIFO cost	(128)	(116)
Total inventory	$1,769	$1,564

Note 13.	BUSINESS SEGMENT INFORMATION
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

EATON CORPORATION BUSINESS SEGMENT INFORMATION

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Net sales
Electrical Americas	$1,074	$967	$3,071	$2,663
Electrical Rest of World	755	707	2,285	1,980
Hydraulics	717	583	2,130	1,641
Aerospace	420	390	1,218	1,136
Truck	715	534	1,964	1,479
Automotive	442	390	1,348	1,153
Total net sales	$4,123	$3,571	$12,016	$10,052

Segment operating profit
Electrical Americas	$156	$141	$432	$366
Electrical Rest of World	62	81	209	183
Hydraulics	109	76	335	207
Aerospace	71	60	166	157
Truck	139	74	349	179
Automotive	62	39	167	120
Total segment operating profit	599	471	1,658	1,212

Corporate
Amortization of intangible assets	(47)	(46)	(143)	(134)
Interest expense-net	(29)	(33)	(92)	(102)
Pension and other postretirement benefits expense	(35)	(30)	(105)	(91)
Other corporate expense-net	(56)	(57)	(155)	(142)
Income before income taxes	432	305	1,163	743
Income tax expense	65	36	172	89
Net income	367	269	991	654
Less net income for noncontrolling interests	(2)	(1)	(3)	(5)
Net income attributable to Eaton common shareholders	$365	$268	$988	$649

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
A summary of Eaton’s Net sales, Net income attributable to Eaton common shareholders, and Net income per common share-diluted follows:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Net sales	$4,123	$3,571	$12,016	$10,052
Net income attributable to Eaton common shareholders	365	268	988	649
Net income per common share-diluted	$1.07	$0.78	$2.86	$1.90

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

Consolidated Financial Results

	Three months ended September 30			Nine months ended September 30
	2011	2010	Increase	2011	2010	Increase
Net sales	$4,123	$3,571	15%	$12,016	$10,052	20%
Gross profit	1,223	1,091	12%	3,572	2,984	20%
Percent of net sales	29.7%	30.6%		29.7%	29.7%
Income before income taxes	432	305	42%	1,163	743	57%
Net income	$367	$269	36%	$991	$654	52%
Less net income for noncontrolling interests	(2)	(1)		(3)	(5)
Net income attributable to Eaton common shareholders	365	268	36%	988	649	52%
Excluding acquisition integration charges (after-tax)	2	4		6	16
Operating earnings	$367	$272	35%	$994	$665	49%

Net income per common share-diluted	$1.07	$0.78	37%	$2.86	$1.90	51%
Excluding per share impact of acquisition integration charges (after-tax)	0.01	0.01		0.02	0.05
Operating earnings per common share	$1.08	$0.79	37%	$2.88	$1.95	48%
Net Sales
Net sales in the third quarter of 2011 increased by 15% compared to the third quarter of 2010. The sales increase was due to an increase of 11% in core sales, 2% from acquisitions of businesses, and 2% from the favorable impact of foreign exchange. Net sales in the first nine months of 2011 increased by 20% compared to the first nine months of 2010. The sales increase was due to and increase of 14% in core sales, 4% from the favorable impact of foreign exchange, and 2% from acquisitions of businesses. The increase in core sales in both the third quarter and first nine months of 2011 reflects the continuing global expansion of the Company's markets, which increased 11% in the third quarter of 2011 compared to the same period in 2010, and the global economic recovery from the depressed levels of 2009. Eaton continues to anticipate that its end markets will grow by 11% for all of 2011.
Gross Profit
Gross profit increased by 12% in the third quarter of 2011 compared to the third quarter of 2010. Gross profit margin decreased 0.9 percentage points from 30.6% in the third quarter of 2010 to 29.7% in the third quarter of 2011. Gross profit increased by 20% in the first nine months of 2011 compared to the first nine months of 2010. Gross profit margin was 29.7% for the first nine months of both 2011 and 2010. The gross profit margin in both the third quarter and first nine months of 2011 was positively impacted by higher sales volumes and the benefits of substantial changes in the Company’s cost structure implemented in the past two years. These benefits were partially offset by higher raw material and commodity costs, including losses incurred of $23 associated with commodity hedge contracts due to significant declines in metal prices primarily during the last two weeks in September. For additional information related to derivatives, see Note 11 to the Condensed Consolidated Financial Statements.
Income Taxes
The effective income tax rate for the third quarter of 2011 was 15.2% compared to 11.7% for the third quarter of 2010 and 14.8% for the first nine months of 2011 compared to 12.0% for the first nine months of 2010. Higher effective tax rates in both the third quarter and first nine months of 2011 were primarily attributable to greater levels of income in high tax jurisdictions, particularly in the United States and Brazil, due to improved economic and market conditions. The effective income tax rate for the third quarter of 2011 was also favorably impacted by positive adjustments to the tax provision for 2010 tax returns filed during the third quarter in the United States and international tax jurisdictions.

Net Income
Net income attributable to Eaton common shareholders of $365 in the third quarter of 2011 increased 36% compared to net income of $268 in the third quarter of 2010, and Net income per common share of $1.07 in the third quarter of 2011 increased 37% over Net income per common share of $0.78 in the third quarter of 2010. Net income attributable to Eaton common shareholders of $988 in the first nine months of 2011 increased 52% compared to net income of $649 in the first nine months of 2010, and Net income per common share of $2.86 in the first nine months of 2011 increased 51% over Net income per common share of $1.90 in the first nine months of 2010. The increase in both the third quarter and first nine months of 2011 was primarily due to higher sales and the factors noted above that affected gross profit.
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
Electrical Americas

	Three months ended September 30			Nine months ended September 30
	2011	2010	Increase	2011	2010	Increase
Net sales	$1,074	$967	11%	$3,071	$2,663	15%

Operating profit	156	141	11%	432	366	18%
Operating margin	14.5%	14.6%		14.1%	13.7%

Acquisition integration charges	$3	$—		$7	$2

Before acquisition integration charges
Operating profit	$159	$141	13%	$439	$368	19%
Operating margin	14.8%	14.6%		14.3%	13.8%
Net sales increased 11% in the third quarter of 2011 compared to the third quarter of 2010 due to an increase of 9% in core sales, an increase of 1% from the acquisition of businesses, and an increase of 1% from the favorable impact of foreign exchange. End markets increased 11% in the third quarter of 2011 compared to the same period in 2010. Net sales increased 15% in the first nine months of 2011 compared to the first nine months of 2010 due to an increase of 11% in core sales, an increase of 3% from the acquisition of businesses, and an increase of 1% from the favorable impact of foreign exchange. The increase in net sales in both the third quarter and first nine months of 2011 was due to strong growth in the markets served by the Electrical Americas segment. Eaton now anticipates its Electrical Americas markets will grow by 8% for all of 2011.
Operating profit before acquisition integration charges in the third quarter of 2011 increased 13% from the third quarter of 2010. Operating profit before acquisition integration charges in the first nine months of 2011 increased 19% from the first nine months of 2010. The increase in both the third quarter and first nine months of 2011 was largely due to higher net sales as noted above. This increase was partially offset by higher raw material and commodity costs, including losses associated with commodity hedge contracts due to significant declines in metal prices primarily during the last two weeks in September. These losses reduced operating margin before acquisition integration charges by 1.0 percentage points.

Electrical Rest of World

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2011	2010		2011	2010
Net sales	$755	$707	7%	$2,285	$1,980	15%

Operating profit	62	81	(23)%	209	183	14%
Operating margin	8.2%	11.5%		9.1%	9.2%

Acquisition integration charges	$—	$6		$1	$20

Before acquisition integration charges
Operating profit	$62	$87	(29)%	$210	$203	3%
Operating margin	8.2%	12.3%		9.2%	10.3%
Net sales increased 7% in the third quarter of 2011 compared to the third quarter of 2010 due to an increase of 7% from the favorable impact of foreign exchange, an increase of 2% from the acquisition of a business, offset by a decrease in core sales of 2%. End markets grew 1% in the third quarter of 2011 compared to the third quarter of 2010. Net sales increased 15% in the first nine months of 2011 compared to the first nine months of 2010 due to an increase of 8% from the favorable impact of foreign exchange, an increase in core sales of 6%, and an increase of 1% from the acquisition of businesses. Eaton now anticipates its Electrical Rest of World markets will grow by 6% for all of 2011.
Operating profit before acquisition integration charges in the third quarter of 2011 decreased 29% from the third quarter of 2010. Operating profit in the third quarter was negatively impacted by a large decrease in the residential solar market and losses associated with commodity hedge contracts due to significant declines in metal prices primarily during the last two weeks in September. These losses reduced operating margin before acquisition integration charges by 1.5 percentage points. Operating profit before acquisition integration charges in the first nine months of 2011 increased 3% from the first nine months of 2010 primarily due to higher sales.
Hydraulics

	Three months ended September 30			Nine months ended September 30
	2011	2010	Increase	2011	2010	Increase
Net sales	$717	$583	23%	$2,130	$1,641	30%

Operating profit	109	76	43%	335	207	62%
Operating margin	15.2%	13.0%		15.7%	12.6%

Acquisition integration charges	$1	$—		$1	$—

Before acquisition integration charges
Operating profit	$110	$76	45%	$336	$207	62%
Operating margin	15.3%	13.0%		15.8%	12.6%
Net sales in the third quarter of 2011 increased 23% compared to the third quarter of 2010 due to an increase of 13% in core sales, an increase of 7% from the acquisition of businesses and an increase of 3% from the favorable impact of foreign exchange. Global hydraulics markets grew 14% over the third quarter of 2010, with U.S. markets up 18% and markets outside the U.S. up 11%. Net sales in the first nine months of 2011 increased 30% compared to the first nine months of 2010 due to an increase in core sales of 22%, an increase of 4% from the acquisition of businesses, and an increase of 4% from the favorable impact of foreign exchange. Eaton now anticipates its Hydraulics markets will grow by 17% for all of 2011.

Operating profit before acquisition integration charges in the third quarter of 2011 increased 45% from the third quarter of 2010. Operating profit before acquisition integration charges in the first nine months of 2011 increased 62% from the first nine months of 2010. The increase in both the third quarter and first nine months of 2011 was primarily due to higher sales volumes, partially offset by higher raw material and commodity costs.
Aerospace

	Three months ended September 30			Nine months ended September 30
	2011	2010	Increase	2011	2010	Increase
Net sales	$420	$390	8%	$1,218	$1,136	7%

Operating profit	71	60	18%	166	157	6%
Operating margin	16.9%	15.4%		13.6%	13.8%

Acquisition integration charges	$—	$1		$—	$3

Before acquisition integration charges
Operating profit	$71	$61	16%	$166	$160	4%
Operating margin	16.9%	15.6%		13.6%	14.1%
Net sales in the third quarter of 2011 increased 8% compared to the third quarter of 2010 due to an increase in core sales of 7% and an increase of 1% from the favorable impact of foreign exchange. End markets grew 7% in the third quarter of 2011 compared to the third quarter of 2010. Net sales in the first nine months of 2011 increased 7% compared to the first nine months of 2010 due to an increase in core sales of 6% and an increase of 1% from the favorable impact of foreign exchange. Growth in both the third quarter and first nine months of 2011 was primarily driven by higher customer demand in the commercial OEM and aftermarket. Eaton now anticipates its Aerospace markets will grow by 5% for all of 2011.
Operating profit before acquisition integration charges in the third quarter of 2011 increased 16% from the third quarter of 2010. Operating margin before acquisition integration charges increased 1.3 percentage points from 15.6% in the third quarter of 2010 to 16.9% in the third quarter of 2011, reflecting the benefits from higher sales volume and growth in the commercial aftermarket. Operating profit before acquisition integration charges in the first nine months of 2011 increased 4% from the first nine months of 2010. Operating margin before acquisition integration charges decreased 0.5 percentage points from 14.1% in the first nine months of 2010 to 13.6% in the first nine months of 2011. The decrease in the first nine months of 2011 was primarily due to increased expenses stemming from changes in scope, program delays, and execution of new customer programs during the first half of 2011, which were partially offset by the benefits from higher sales volume and growth in the commercial aftermarket.
Truck

	Three months ended September 30			Nine months ended September 30
	2011	2010	Increase	2011	2010	Increase
Net sales	$715	$534	34%	$1,964	$1,479	33%

Operating profit	139	74	88%	349	179	95%
Operating margin	19.4%	13.9%		17.8%	12.1%
Net sales increased 34% in the third quarter of 2011 compared to the third quarter of 2010 due to an increase in core sales of 31% and an increase of 3% from the favorable impact of foreign exchange. End markets grew 25% in the third quarter of 2011 compared to the third quarter of 2010. U.S. markets grew 51% while markets outside the U.S. grew 7%. Net sales increased 33% in the first nine months of 2011 compared to the first nine months of 2010 due to an increase in core sales of 28% and an increase of 5% from the favorable impact of foreign exchange. The increase in core sales reflects the continuing rebound in global end markets. Eaton now anticipates its Truck markets will grow by 24% for all of 2011.

Operating profit in the third quarter of 2011 increased 88% from the third quarter of 2010. Operating profit in the first nine months of 2011 increased 95% from the first nine months of 2010. The increase in operating profit in both the third quarter and first nine months of 2011 was primarily due to higher sales volumes in 2011.
Automotive

	Three months ended September 30			Nine months ended September 30
	2011	2010	Increase	2011	2010	Increase
Net sales	$442	$390	13%	$1,348	$1,153	17%

Operating profit	62	39	59%	167	120	39%
Operating margin	14.0%	10.0%		12.4%	10.4%
Net sales increased 13% in the third quarter of 2011 compared to the third quarter of 2010 due to an increase in core sales of 11% and an increase of 2% from the favorable impact of foreign exchange. The increase in core sales reflects the strong global automotive markets, which grew 8% in the third quarter of 2011 compared to the third quarter of 2010. U.S. markets grew 13% while markets outside the U.S. grew 6%. Net sales increased 17% in the first nine months of 2011 compared to the first nine months of 2010 due to an increase in core sales of 13% and an increase of 4% from the favorable impact of foreign exchange. The increase in core sales in the first nine months of 2011 is due to the same factors noted above. Eaton now anticipates its Automotive markets will grow by 10% for all of 2011.
Operating profit in the third quarter of 2011 increased 59% from the third quarter of 2010. Operating profit in the first nine months of 2011 increased 39% from the first nine months of 2010. The increase in operating profit in both the third quarter and first nine months of 2011 was primarily due to higher sales volumes and the resulting manufacturing efficiencies.
Corporate Expense

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2011	2010		2011	2010
Amortization of intangible assets	$47	$46	2%	$143	$134	7%
Interest expense-net	29	33	(12)%	92	102	(10)%
Pension and other postretirement benefits expense	35	30	17%	105	91	15%
Other corporate expense-net	56	57	(2)%	155	142	9%
Total corporate expense	$167	$166	1%	$495	$469	6%
Total Corporate expense increased 1% in the third quarter of 2011 to $167 from $166 in the third quarter of 2010 principally due to a 17% increase in Pension and other postretirement benefits expense related to changes in the discount rate and asset return assumptions for 2011, partially offset by a 12% decrease in Interest expense-net associated with lower interest rates. Total Corporate expense increased 6% in the first nine months of 2011 to $495 from $469 in the first nine months of 2010 due to the same factors noted above.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through credit facilities that support commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at September 30, 2011. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business.

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
Eaton was in compliance with each of its debt covenants as of September 30, 2011 and for all periods presented.
Undistributed Assets of Non-U.S. Subsidiaries
At September 30, 2011, approximately 79% of the Company's consolidated cash and short-term investments resided in non-U.S. locations. These funds are considered permanently reinvested to be used to expand operations either organically or through acquisitions outside the U.S. The largest growth areas that are expected to require capital are in developing foreign markets such as Africa, Brazil, China, India, the Middle East and Southeast Asia. The Company's U.S. operations generate cash flow sufficient to satisfy U.S. operating requirements. The Company does not intend to repatriate any significant amounts of cash to the U.S. in the foreseeable future.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $689 in the first nine months of 2011, a decrease of $38 compared to $727 in the first nine months of 2010. Operating cash flows in 2011 were primarily impacted by higher working capital requirements compared to 2010 as well as contributions of $100 to other postretirement benefits plans that were not contributed in 2010. Partially offsetting these uses of cash were higher net income in 2011, which resulted from increased sales due to the global economic recovery that continued in 2011 and the positive effect of recent changes in the Company’s cost structure. For additional information on postretirement benefits plans, see Note 6 to the Condensed Consolidated Financial Statements.
Investing Cash Flow
Net cash used in investing activities was $409 in the first nine months of 2011, a decrease of $23 compared to $432 in the first nine months of 2010. During the first nine months of 2011, capital expenditures increased to $384 in 2011 from $207 in the first nine months of 2010 and cash paid for acquisitions of businesses increased to $298 from $172 in the first nine months of 2010. Higher capital expenditures were due to the Company's increased investments in property, plant and equipment to facilitate growth. These uses of cash were more than offset by cash proceeds of $272 from the sale of short-term investments compared to purchases of $47 in the first nine months of 2010. For additional information on business acquisitions see to Note 2 to the Condensed Consolidated Financial Statements.
Financing Cash Flow
Net cash used in financing activities was $329 in the first nine months of 2011, an increase of $103 compared to $226 in the first nine months of 2010. The increase was primarily due to common share repurchases of $343 during 2011 and an increase of $83 in cash dividends paid in 2011 to Eaton common shareholders, partially offset by proceeds received from a $300 debt issuance completed by Eaton during the second quarter of 2011. Higher cash dividends paid was due to an increase in the quarterly cash dividend paid per common share from $0.29 to $0.34, announced during the first quarter of 2011. For additional information on share repurchases see to Note 9 to the Condensed Consolidated Financial Statements and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

OTHER MATTERS
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At September 30, 2011, the Company has a total accrual of 67 Brazilian Reais related to this matter, comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($32 based on current exchange rates) and an additional 7 Brazilian Reais recognized in 2011 ($4 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. On September 27, 2011, the Superior Court of Justice accepted two of the appeals and will hear those appeals in due course. Another appeal remains pending in the lower appellate court.

On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion was denied on March 10, 2011. On March 14, 2011, Eaton filed a motion for entry of final judgment of liability, zero damages and no injunctive relief. That motion was denied on June 9, 2011. On August 19, 2011, the Court entered final judgment of liability but awarded zero damages to plaintiffs. The Court also entered an injunction prohibiting Eaton from offering rebates or other incentives based on purchasing targets but stayed the injunction pending appeal. Eaton has appealed the liability finding and the injunction to the Third Circuit Court of Appeals. Meritor has cross-appealed the finding of zero damages.

CRITICAL ACCOUNTING POLICIES
Goodwill and Indefinite Life Intangible Assets
In September 2011, the Financial Accounting Standards Board issued a revised standard on testing goodwill for impairment. The revised standard allows an entity to first assess the carrying value of goodwill based on qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the unit's carrying amount. If, based on a qualitative assessment, the fair value of a reporting unit is more likely than not lower than its carrying value, the entity must then test goodwill from a quantitative perspective similar to prior guidance. This standard is effective for 2012, with early adoption permitted. Eaton elected to adopt this standard for its 2011 annual impairment testing.
Goodwill is tested for impairment annually as of July 1 at the reporting unit level, which is equivalent to Eaton's operating segments. As disclosed in Eaton's 2010 Form 10-K, impairment testing for 2010 was performed from a quantitative perspective using a discounted cash flow model to estimate the fair value of each operating segment. For 2010, the fair value of Eaton's reporting units substantially exceeded the respective carrying values.
Impairment testing for 2011 was performed by assessing certain qualitative trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to and based on the assumptions used in the quantitative assessment performed in 2010. For 2011, it is more likely than not that the fair value of Eaton's reporting units continues to substantially exceed the respective carrying amount.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the performance in 2011 of Eaton’s worldwide end markets. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “guidance”, “intend”, “may”, “possible”, “potential”, “predict”, “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; stock and commodity market and currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
See Note 11 of the Notes to the Condensed Consolidated Financial Statements for changes in exposures to market risk since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler - Chairman, Chief Executive Officer and President; and Richard H. Fearon - Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2011.
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

PART II — OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
8.3 million shares were repurchased in 2011 at a total purchase price of $343. During the third quarter of 2011, Eaton repurchased 7.0 million of the 8.3 million common shares in the open market at a total purchase price of $275. These shares were repurchased under the program announced on January 22, 2007 (2007 Program). A summary of the shares repurchased in the third quarter of 2011 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs [1]
July	103,700	$48.15	103,700	7,581,870
August	5,175,419	39.62	5,175,419	2,406,451
September	1,731,800	37.73	1,731,800	674,651
Total	7,010,919	$39.28	7,010,919

1 As adjusted for the two-for-one stock split announced on January 27, 2011
On September 28, 2011, Eaton's Board of Directors approved a 20 million common share repurchase program (2011 Program), replacing the 2007 Program. The 2011 Program authorizes the purchase of up to 20 million shares, not to exceed an aggregate purchase price of $1.25 billion. The common shares are expected to be repurchased over time, depending on market conditions, the market price of common shares, capital levels and other considerations. The 2011 program expires on September 27, 2016. No shares were repurchased under this program in the third quarter of 2011.

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION
Registrant

Date:	October 26, 2011	By:	/s/ Richard H. Fearon
Richard H. Fearon
Vice Chairman and Chief Financial and Planning Officer
(On behalf of the Registrant and as Principal Financial Officer)

Eaton Corporation
Third Quarter 2011 Report on Form 10-Q
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended September 30, 2011 and 2010, (ii) Consolidated Statements of Income for the nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2011.
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