Form 10-K
period 2011-12-31
EATON CORP
filed 2012-02-24
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2011
Commission file number 1-1396

EATON CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0196300
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Eaton Center, Cleveland, Ohio	44114-2584
(Address of principal executive offices)	(Zip code)

(216) 523-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Share ($0.50 par value)	The New York Stock Exchange
The Chicago Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2011 was $17.5 billion.
As of January 31, 2012, there were 334.7 million Common Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2012 annual shareholders meeting are incorporated by reference into Part III.

Part I
Item 1. Business.
Eaton Corporation (Eaton or Company) is a diversified power management company with 2011 net sales of $16.0 billion. The Company is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 73,000 employees in over 50 countries and sells products to customers in more than 150 countries.
Eaton electronically files or furnishes reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) to the United States Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements, as well as any amendments to those reports. As soon as reasonably practicable, these reports are available free of charge through the Company's Internet website at http://www.eaton.com. These filings are also accessible on the SEC's Internet website at http://www.sec.gov.
In 2011, Eaton acquired businesses and entered into a joint venture in separate transactions for combined net cash purchase prices of $325 million. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. These transactions are summarized below:

Acquired businesses and joint venture	Date of transaction	Business segment	Annual sales (in millions)
E.A. Pedersen Company	December 29, 2011	Electrical Americas	$37 for 2011
A United States manufacturer of medium voltage switchgear, metal-clad switchgear, power control buildings and relay control panels primarily for the electrical utilities industry.

IE Power, Inc.	August 31, 2011	Electrical Americas	$5 for 2010
A Canadian provider of high power inverters for a variety of mission-critical applications including solar, wind and battery energy storage.

E. Begerow GmbH & Co. KG	August 15, 2011	Hydraulics	$84 for 2010
A German system provider of advanced liquid filtration solutions. This business develops and produces technologically innovative filter media and filtration systems for food and beverage, chemical, pharmaceutical and industrial applications.

ACTOM Low Voltage	June 30, 2011	Electrical Rest of World	$65 for the year ended May 31, 2011
A South African manufacturer and supplier of motor control components, engineered electrical distribution systems and uninterruptible power supply (UPS) systems.

C.I. ESI de Colombia S.A.	June 2, 2011	Electrical Americas	$8 for 2010
A Colombian distributor of industrial electrical equipment and engineering services in the Colombian market, focused on oil and gas, mining, and industrial and commercial construction.

Internormen Technology Group	May 12, 2011	Hydraulics	$55 for 2010
A Germany-based manufacturer of hydraulic filtration and instrumentation with sales and distribution subsidiaries in China, the United States, India and Brazil.

Eaton-SAMC (Shanghai) Aircraft Conveyance System Manufacturing Co., Ltd.	March 8, 2011	Aerospace	Joint venture
A 49%-owned joint venture in China focusing on the design, development, manufacturing and support of fuel and hydraulic conveyance systems for the global civil aviation market.

Tuthill Coupling Group	January 1, 2011	Hydraulics	$35 for the year ended November 30, 2010
A United States based manufacturer of pneumatic and hydraulic quick coupling solutions and leak-free connectors used in industrial, construction, mining, defense, energy and power applications.

On February 20, 2012, Eaton reached an agreement to acquire Polimer Kaucuk Sanayi ve Pazarlama A.S., a Turkish manufacturer of hydraulic and industrial hose. This business sells its products under the SEL brand name and had sales of $335 for 2011. The acquisition is expected to close early in the second quarter of 2012 and will be included in the Hydraulics segment. The terms of the agreement are subject to customary closing conditions.
Eaton's acquired businesses and joint venture entered into for 2010 and 2009 are presented in Note 2 of the Notes to the Consolidated Financial Statements.
Business Segment Information
Information by business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is presented in Note 14 of the Notes to the Consolidated Financial Statements on pages 50 through 54. Additional information regarding Eaton's segments and business is presented below.
Electrical Americas and Electrical Rest of World
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2011, one large distributor of electrical products represented 12% of the sales of the Electrical Americas segment.
Hydraulics
Principal methods of competition in this segment are product performance, geographic coverage, service and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. Sales of this segment are historically higher in the first and second quarters and lower in the third and fourth quarters of the year.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2011, 11% of this segment's sales were made to one large manufacturer of aircraft.
Truck
Principal methods of competition in this segment are product performance, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2011, 66% of this segment's sales were made to five large manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles.
Automotive
Principal methods of competition in this segment are product performance, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. Sales of this segment historically are slightly lower in the third quarter of the year as a result of the normal seasonal pattern of automotive industry production. In 2011, 58% of this segment's sales were made to six large manufacturers of vehicles and related components.
Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, silver, lead, molybdenum, titanium, vanadium, rubber, plastic, electronic components, and insulating materials. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers and, under normal circumstances, the Company has no difficulty obtaining them. In 2011, prices increased throughout the year for certain raw materials purchased by Eaton. These price increases were managed through a variety of cost reduction projects and customer price increases. Eaton maintained appropriate levels of inventory to prevent basic shortages and did not experience any availability constraints in 2011.

Patents and Trademarks
Eaton considers its tradename and trademark to be of significant value to its business as a whole. The Company's products are marketed under a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. Based on the broad scope of the Company's product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on Eaton's consolidated financial statements or its business segments. The Company's policy is to file applications and obtain patents for the great majority of its new products including product modifications and improvements.
Order Backlog
Since a significant portion of open orders placed with Eaton by original equipment manufacturers of trucks, off-highway vehicles and passenger cars are historically subject to month-to-month releases by customers during each model year, these orders are not considered firm. In measuring backlog orders, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2011 and 2010 was approximately $3.8 billion and $3.2 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.
Research and Development
Research and development expenses for new products and improvement of existing products in 2011, 2010 and 2009 were $417 million, $425 million and $395 million, respectively. Over the past five years, the Company has invested approximately $2.0 billion in research and development.
Environmental Contingencies
Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify certain processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2012 and 2013. Information regarding the Company's liabilities related to environmental matters is presented in Note 7 of the Notes to the Consolidated Financial Statements on page 37.
Foreign Operations
Financial information related to Eaton's foreign operations is presented in Note 14 of the Notes to the Consolidated Financial Statements on page 54. Information regarding risks that may affect foreign operations is presented in Item 1A of this Form 10-K Report.

Item 1A. Risk Factors.
Among the risks that could materially adversely affect Eaton's businesses, financial condition or results of operations are the following:
Volatility of end markets that Eaton serves.
Eaton's segment revenues, operating results and profitability have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by volatility in the end markets that Eaton serves. The Company has undertaken measures to reduce the impact of this volatility through diversification of markets it serves and expansion of geographic regions in which it operates. Future downturns in any of the markets could adversely affect revenues, operating results and profitability.
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

Eaton's ability to attract, develop and retain executives and other qualified employees is crucial to the Company's results of operations and future growth.
Eaton depends on the continued services and performance of key executives, senior management and skilled personnel, particularly our professionals with experience in our industry and business. Eaton cannot be certain that any of these individuals will continue to be employed. A lengthy period of time is required to hire and develop replacement personnel when skilled personnel depart the Company. An inability to hire, develop and retain a sufficient number of qualified employees could materially hinder the business by, for example, delaying Eaton's ability to bring new products to market or impairing the success of the Company's operations.
Eaton's operations depend on production facilities throughout the world, many of which are located outside the United States and are subject to greater risks of disrupted production.
Eaton manages businesses with manufacturing facilities worldwide. In the last five years, the Company's operations outside the United States have increased significantly in relative size in comparison to its total operations. The Company's manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns. Some of Eaton's non-United States manufacturing facilities also may be more susceptible to economic and political upheaval than United States facilities. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses.
If Eaton is unable to protect its information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, operations could be disrupted or data confidentiality lost.
Eaton relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, or computer viruses. In addition, security breaches could result in unauthorized disclosure of confidential information. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, there could be a negative impact on operating results or the Company may suffer financial or reputational damage.
Eaton's substantial foreign sales subject it to economic risk as Eaton's results of operations may be adversely affected by changes in local government regulations and policies and foreign currency fluctuations.
As noted above in Item 1 “Foreign Operations”, a significant portion of Eaton's sales are to customers outside the United States, and the Company expects sales in foreign markets to continue to represent a significant portion of its total sales. Foreign sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls and repatriation of earnings. Changes in the relative values of currencies occur from time to time and could affect Eaton's operating results. While the Company monitors exchange rate exposures and attempts to reduce these exposures through hedging activities, these risks could adversely affect operating results.
Eaton may be subject to risks relating to changes in its tax rates or exposure to additional income tax liabilities.
Eaton is subject to income taxes in the United States and various non-United States jurisdictions. Domestic and international liabilities are subject to the allocation of income among various tax jurisdictions. The Company's effective tax rate could be affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax laws. The amount of income taxes paid is subject to ongoing audits by United States federal, state and local tax authorities and by non-United States tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company's tax liabilities.
Eaton uses a variety of raw materials and components in its businesses, and significant shortages, price increases, or supplier insolvencies could increase operating costs and adversely impact the competitive positions of Eaton's products.
Eaton's major requirements for raw materials are described above in Item 1 “Raw Materials”. Significant shortages could affect the prices Eaton's businesses are charged and the competitive position of their products and services, all of which could adversely affect operating results.
Further, Eaton's suppliers of component parts may increase their prices in response to increases in costs of raw materials that they use to manufacture component parts. As a result, the Company may not be able to increase its prices commensurately with its increased costs. Consequently, operating results could be materially and adversely affected.

Finally, while Eaton carefully monitors the viability of each of its suppliers, the recent global economic downturn has had an adverse impact on Eaton's suppliers' liquidity and solvency. Should one or more material suppliers become insolvent, Eaton could be required to pay increased prices for affected raw materials or components, or experience difficulty in replacing the insolvent supplier, either of which could adversely affect operating results.
Eaton engages in acquisitions and joint ventures, and may encounter unexpected difficulties identifying, pricing or integrating those businesses.
Eaton seeks to grow, in part, through strategic acquisitions and joint ventures, which are intended to complement or expand the Company's businesses, and expects to continue to do so in the future. The success of this strategy will depend on Eaton's ability to identify, price, finance and complete these transactions or arrangements. Success will also depend on the Company's ability to integrate the businesses acquired in these transactions and to develop satisfactory working arrangements with the Company's strategic partners in the joint ventures. Eaton may encounter unexpected difficulties in completing and integrating acquisitions with Eaton's existing operations, and in managing strategic investments. Furthermore, the Company may not realize the degree, or timing, of benefits anticipated when it first entered into a transaction. Any of the foregoing could adversely affect the Company's business and operating results.
Eaton may be unable to adequately protect its intellectual property rights, which could affect the Company's ability to compete.
Protecting Eaton's intellectual property rights is critical to its ability to compete and succeed. The Company owns a large number of United States and foreign patents and patent applications, as well as trademark and copyright registrations that are necessary, and contribute significantly, to the preservation of Eaton's competitive position in various markets. Although management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operations or financial position of Eaton or its business segments, there can be no assurance that any one, or more, of these patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. Eaton enters into confidentiality and invention assignment agreements with the Company's employees, and into non-disclosure agreements with suppliers and appropriate customers so as to limit access to and disclosure of proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Moreover, the protection provided to Eaton's intellectual property by the laws and courts of foreign nations may not be as advantageous as remedies available under United States law.
Eaton is subject to litigation and environmental regulations that could adversely impact Eaton's businesses.
At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company's businesses, financial condition or results of operations. Information regarding current legal proceedings is presented in Note 7 of the Notes to the Consolidated Financial Statements on page 36.
Eaton participates in markets that are competitive and Eaton's results could be adversely impacted by competitors' actions.
Eaton's businesses operate in competitive markets. The Company competes against other global manufacturers and service providers on the basis of product performance, quality and price, in addition to other factors. While Eaton's product development and quality initiatives have been competitive strengths in the past, actions by Eaton's competitors could lead to downward pressure on prices and/or a decline in the Company's market share, either of which could adversely affect operating results.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Eaton's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing facilities at 219 locations in 34 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for operations and that the facilities are maintained in good condition.

Item 3. Legal Proceedings.
Information regarding the Company's current legal proceedings is presented in Note 7 of the Notes to the Consolidated Financial Statements on page 36.

Item 4. Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant
Information regarding executive officers of the Company is presented in Item 10 of this Form 10-K Report.

Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's common shares are listed for trading on the New York and Chicago stock exchanges. Information regarding cash dividends paid, and the high and low market price per common share, for each quarter in 2011 and 2010 is presented in “Quarterly Data” on page 68. At December 31, 2011, there were 8,191 holders of record of the Company's common shares. Additionally, 18,220 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP), and the Eaton Puerto Rico Retirement Savings Plan.
Information regarding equity-based compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.

Item 6. Selected Financial Data.
Information regarding selected financial data is presented in the “Ten-Year Consolidated Financial Summary” on page 69.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
“Management's Discussion and Analysis of Financial Condition and Results of Operations” is presented on pages 55 through 67.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Information regarding market risk is presented in “Market Risk Disclosure” on pages 65 through 66.

Item 8. Financial Statements and Supplementary Data.
The report of the independent registered public accounting firm, consolidated financial statements, and notes to consolidated financial statements are presented on pages 15 through 54.
Information regarding selected quarterly financial information for 2011 and 2010 is presented in “Quarterly Data” on page 68.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Chairman and Chief Executive Officer; President; and Richard H. Fearon - Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

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
Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, Eaton has included a report of management's assessment of the effectiveness of internal control over financial reporting, which is presented on page 18.
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2011 is presented on page 17.
During the fourth quarter of 2011, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 16, 2012, and is incorporated by reference.
A listing of the Company's executive officers, their ages, positions and offices held over the past five years, as of February 1, 2012, follows:

Name	Age	Position (Date elected to position)
Alexander M. Cutler	60	Chairman and Chief Executive Officer; President (August 1, 2000 - present)
		Director (September 22, 1993 - present)

Richard H. Fearon	55	Vice Chairman and Chief Financial and Planning Officer (April 24, 2002 - present)

Craig Arnold	51	Vice Chairman and Chief Operating Officer - Industrial Sector (February 1, 2009 - present)
		Chief Executive Officer - Fluid Power Group (October 25, 2000 - January 31, 2009)

Thomas S. Gross	57	Vice Chairman and Chief Operating Officer - Electrical Sector (February 1, 2009 - present)
		President - Power Quality and Control Business (April 1, 2008 - January 31, 2009)
		Vice President and President - Power Quality Solutions Operations
		(May 16, 2005 – March 31, 2008)

James W. McGill	56	Executive Vice President - Chief Human Resources Officer (January 1, 2010 - present)
		President - Asia-Pacific Region (April 1, 2008 - December 31, 2009)
		Vice President - Asia-Pacific (April 1, 2006 - March 31, 2008)

Mark M. McGuire	54	Executive Vice President and General Counsel (December 1, 2005 - present)

Name	Age	Position (Date elected to position)
Thomas E. Moran	47	Senior Vice President and Secretary (October 1, 2008 - present)
		Assistant Secretary and Managing Counsel, The Dow Chemical Company (2002 - 2008)

Billie K. Rawot	60	Senior Vice President and Controller (March 1, 1991 - present)

David B. Foster	40	Senior Vice President - Corporate Development and Treasury (August 1, 2011 - present)
		Vice President of Finance - Asia Pacific (June 1, 2008 - July 31, 2011)
		Director of Finance - Automotive Group Engine Air Management Operations
		(January 1, 2006 - May 31, 2008)
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
Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement to be filed on or about March 16, 2012, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.
There were no changes during the fourth quarter 2011 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee that are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 16, 2012, and is incorporated by reference.

Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Executive Compensation” in the Company's definitive Proxy Statement to be filed on or about March 16, 2012, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 16, 2012, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 16, 2012, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions is set forth under the caption “Review of Related Person Transactions” in the Company's definitive Proxy Statement to be filed on or about March 16, 2012, and is incorporated by reference.
Information required with respect to director independence is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 16, 2012, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 16, 2012, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) The report of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Report of Independent Registered Public Accounting Firm - Page 15
Consolidated Statements of Income - Years ended December 31, 2011, 2010 and 2009 - Page 19
Consolidated Balance Sheets - December 31, 2011 and 2010 - Page 20
Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010 and 2009 - Page 21
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2011, 2010 and 2009 - Page 22
Notes to Consolidated Financial Statements - Pages 23 through 54
All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits

3 (i)	Amended Articles of Incorporation (amended and restated as of April 27, 2011) - Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2011

3 (ii)	Amended Regulations (amended and restated as of April 27, 2011) - Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2011

4 (a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts

(a)	Senior Executive Incentive Compensation Plan (effective January 1, 2008) - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(b)	Executive Incentive Compensation Plan (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

(c)	2005 Non-Employee Director Fee Deferral Plan (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(d)	Deferred Incentive Compensation Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(e)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(f)	Incentive Compensation Deferral Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(g)	Limited Eaton Service Supplemental Retirement Income Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(h)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(i)	Form of Restricted Share Unit Agreement (2 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(j)	Form of Restricted Share Unit Agreement (4 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(k)	Form of Restricted Share Agreement (2 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(l)	Form of Restricted Share Agreement (4 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(m)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

(n)	Form of Stock Option Agreement for Executives (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(o)	Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

(p)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(q)	2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

(r)	2004 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

(s)	2008 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(t)	2009 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 2009

(u)
Plan for the Deferred Payment of Directors' Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002, February 24, 2004, December 8, 2004 and, in certain respects, January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(v)	1996 Non-Employee Director Fee Deferral Plan (amended and restated effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

(w)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(x)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(y)	Form of Indemnification Agreement entered into with directors of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed January 26, 2007

(z)	Executive Strategic Incentive Plan (amended and restated January 1, 2008) - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(aa)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(bb)	Supplemental Executive Strategic Incentive Plan (effective as of June 25, 2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(cc)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(dd)	1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

(ee)	Incentive Compensation Deferral Plan (amended and restated October 1, 1997) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

(ff)	Trust Agreement - Officers and Employees (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(gg)	Trust Agreement - Non-employee Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(hh)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ii)	1991 Stock Option Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ll)
Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(mm)
Amended and Restated Grantor Trust Agreement for Non-Employee Directors' Deferred Fees Plans - effective January 1, 2010 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2010

(nn)
Amended and Restated Grantor Trust Agreement for Employees' Deferred Compensation Plans - effective January 1, 2010 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2010

12	Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14	Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21	Subsidiaries of Eaton Corporation - Filed in conjunction with this Form 10-K Report *

23	Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24	Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1	Certification of Chief Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2	Certification of Chief Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1	Certification of Chief Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2	Certification of Chief Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
____________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Notes to Consolidated Financial Statements for the year ended December 31, 2011.
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

EATON CORPORATION
Registrant

Date:	February 24, 2012	By:	/s/ Richard H. Fearon
Richard H. Fearon
Vice Chairman and Chief Financial and Planning Officer
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 24, 2012

Signature	Title

*
Alexander M. Cutler	Chairman and Chief Executive Officer; President; Principal Executive Officer; Director

*
Billie K. Rawot	Senior Vice President and Controller; Principal Accounting Officer

*		*
Todd M. Bluedorn	Director	Christopher M. Connor	Director

*		*
Michael J. Critelli	Director	Charles E. Golden	Director

*		*
Arthur E. Johnson	Director	Ned C. Lautenbach	Director

*		*
Deborah L. McCoy	Director	Gregory R. Page	Director

*
Gary L. Tooker	Director

*By	/s/ Richard H. Fearon
Richard H. Fearon, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Eaton Corporation

We have audited the accompanying consolidated balance sheets of Eaton Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eaton Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eaton Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2012

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation included herein for the three years ended December 31, 2011. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those financial statements is included herein.
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

/s/ Alexander M. Cutler	/s/ Richard H. Fearon	/s/ Billie K. Rawot
Chairman and Chief Executive Officer; President	Vice Chairman and Chief Financial and Planning Officer	Senior Vice President and Controller

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Eaton Corporation

We have audited Eaton Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eaton Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Eaton Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eaton Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2012

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. This report is included herein.

/s/ Alexander M. Cutler	/s/ Richard H. Fearon	/s/ Billie K. Rawot
Chairman and Chief Executive Officer; President	Vice Chairman and Chief Financial and Planning Officer	Senior Vice President and Controller

February 24, 2012

EATON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2011	2010	2009
Net sales	$16,049	$13,715	$11,873

Cost of products sold	11,261	9,633	8,782
Selling and administrative expense	2,738	2,486	2,252
Research and development expense	417	425	395
Interest expense-net	118	136	150
Other income-net	(38)	(1)	(9)
Income before income taxes	1,553	1,036	303
Income tax expense (benefit)	201	99	(82)
Net income	1,352	937	385
Less net income for noncontrolling interests	(2)	(8)	(2)
Net income attributable to Eaton common shareholders	$1,350	$929	$383

Net income per common share
Diluted	$3.93	$2.73	$1.14
Basic	3.98	2.76	1.16

Weighted-average number of common shares outstanding
Diluted	342.8	339.5	335.8
Basic	338.3	335.5	332.7

Cash dividends paid per common share	$1.36	$1.08	$1.00
The notes on pages 23 to 54 are an integral part of the consolidated financial statements.

EATON CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2011	2010
Assets
Current assets
Cash	$385	$333
Short-term investments	699	838
Accounts receivable-net	2,444	2,239
Inventory	1,701	1,564
Deferred income taxes	398	303
Prepaid expenses and other current assets	199	229
Total current assets	5,826	5,506

Property, plant and equipment
Land and buildings	1,525	1,494
Machinery and equipment	4,669	4,485
Gross property, plant and equipment	6,194	5,979
Accumulated depreciation	(3,592)	(3,502)
Net property, plant and equipment	2,602	2,477

Other noncurrent assets
Goodwill	5,537	5,454
Other intangible assets	2,192	2,272
Deferred income taxes	1,134	1,001
Other assets	582	542
Total assets	$17,873	$17,252

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$86	$72
Current portion of long-term debt	321	4
Accounts payable	1,491	1,408
Accrued compensation	420	465
Other current liabilities	1,319	1,284
Total current liabilities	3,637	3,233

Noncurrent liabilities
Long-term debt	3,366	3,382
Pension liabilities	1,793	1,429
Other postretirement benefits liabilities	642	743
Deferred income taxes	442	487
Other noncurrent liabilities	501	575
Total noncurrent liabilities	6,744	6,616

Shareholders’ equity
Common shares (334.4 million outstanding in 2011 and 339.9 million in 2010)	167	170
Capital in excess of par value	4,169	4,093
Retained earnings	5,103	4,455
Accumulated other comprehensive loss	(1,964)	(1,348)
Deferred compensation plans	(6)	(8)
Total Eaton shareholders’ equity	7,469	7,362
Noncontrolling interests	23	41
Total equity	7,492	7,403
Total liabilities and equity	$17,873	$17,252
The notes on pages 23 to 54 are an integral part of the consolidated financial statements.

EATON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2011	2010	2009
Operating activities
Net income	$1,352	$937	$385
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	556	551	573
Deferred income taxes	(113)	26	(191)
Pension expense	227	179	270
Contributions to pension plans	(372)	(403)	(271)
Contributions to other postretirement benefits plans	(223)	(82)	(87)
Excess tax benefit from equity-based compensation	(57)	—	(4)
Changes in working capital
Accounts receivable-net	(219)	(305)	440
Inventory	(113)	(219)	292
Accounts payable	92	322	(73)
Accrued compensation	(38)	203	(50)
Accrued income and other taxes	123	(11)	34
Other current assets	11	(46)	48
Other current liabilities	(30)	22	58
Other-net	52	108	(16)
Net cash provided by operating activities	1,248	1,282	1,408

Investing activities
Capital expenditures for property, plant and equipment	(568)	(394)	(195)
Cash paid for acquisitions of businesses	(325)	(222)	(10)
Sales (purchases) of short-term investments-net	103	(392)	(64)
Other-net	(10)	(4)	44
Net cash used in investing activities	(800)	(1,012)	(225)

Financing activities
Borrowings with original maturities of more than three months
Proceeds	353	55	558
Payments	(65)	(65)	(887)
Borrowings (payments) with original maturities of less than three months-net (primarily commercial paper)	12	(37)	(424)
Cash dividends paid	(462)	(363)	(334)
Exercise of employee stock options	71	157	27
Repurchase of shares	(343)	—	—
Excess tax benefit from equity-based compensation	57	—	4
Other-net	(4)	(8)	(5)
Net cash used in financing activities	(381)	(261)	(1,061)

Effect of foreign exchange rate changes on cash	(15)	(16)	30
Total increase (decrease) in cash	52	(7)	152
Cash at the beginning of the period	333	340	188
Cash at the end of the period	$385	$333	$340
The notes on pages 23 to 54 are an integral part of the consolidated financial statements.

EATON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Deferred compensation plans	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2009	330.0	$165	$3,869	$3,844	$(1,538)	$(23)	$6,317	$48	$6,365
Net income	—	—	—	383	—	—	383	2	385

Foreign currency translation and related hedging instruments (net of income tax expense of $45)	—	—	—	—	349	—	349	—	349
Pensions (net of income tax expense of $42)	—	—	—	—	1	—	1	—	1
Other postretirement benefits (net of income tax benefit of $14)	—	—	—	—	(56)	—	(56)	—	(56)
Cash flow hedges (net of income tax expense of $19)	—	—	—	—	36	—	36	—	36
Other comprehensive income							330	—	330
Total comprehensive income							713	2	715
Cash dividends paid	—	—	—	(334)	—	—	(334)	(5)	(339)
Issuance of shares under employee benefit plans-net (net of income tax benefit of $3)	2.3	1	78	—	—	2	81	—	81
Business divestiture	—	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2009	332.3	166	3,947	3,893	(1,208)	(21)	6,777	41	6,818
Net income	—	—	—	929	—	—	929	8	937

Foreign currency translation and related hedging instruments	—	—	—	—	(78)	—	(78)	—	(78)
Pensions (net of income tax benefit of $30)	—	—	—	—	(61)	—	(61)	—	(61)
Other postretirement benefits (net of income tax benefit of $4)	—	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive loss							(140)	—	(140)
Total comprehensive income							789	8	797
Cash dividends paid	—	—	—	(363)	—	—	(363)	(8)	(371)
Issuance of shares under employee benefit plans-net (net of income tax expense of $3)	7.6	4	146	(4)	—	13	159	—	159
Balance at December 31, 2010	339.9	170	4,093	4,455	(1,348)	(8)	7,362	41	7,403
Net income	—	—	—	1,350	—	—	1,350	2	1,352

Foreign currency translation and related hedging instruments (net of income tax benefit of $11)	—	—	—	—	(241)	—	(241)	—	(241)
Pensions (net of income tax benefit of $162)	—	—	—	—	(337)	—	(337)	—	(337)
Other postretirement benefits (net of income tax benefit of $11)	—	—	—	—	(16)	—	(16)	—	(16)
Cash flow hedges (net of income tax benefit of $12)	—	—	—	—	(22)	—	(22)	—	(22)
Other comprehensive loss							(616)	—	(616)
Total comprehensive income							734	2	736
Cash dividends paid	—	—	—	(462)	—	—	(462)	(4)	(466)
Issuance of shares under employee benefit plans-net (net of income tax benefit of $72)	2.8	1	177	(2)	—	2	178	—	178
Business divestiture	—	—	—	—	—	—	—	(16)	(16)
Repurchase of shares	(8.3)	(4)	(101)	(238)	—	—	(343)	—	(343)
Balance at December 31, 2011	334.4	$167	$4,169	$5,103	$(1,964)	$(6)	$7,469	$23	$7,492
The notes on pages 23 to 54 are an integral part of the consolidated financial statements.

EATON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information
Eaton Corporation (Eaton or Company) is a diversified power management company with 2011 net sales of $16.0 billion. The Company is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 73,000 employees in over 50 countries, and sells products to customers in more than 150 countries.
Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from these estimates. Management has evaluated subsequent events through the date the consolidated financial statements were filed with the Securities Exchange Commission.
The consolidated financial statements include accounts of Eaton and all subsidiaries and other controlled entities. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has a 20% to 50% ownership interest. Equity investments are evaluated for impairment whenever events or circumstances indicate the book value of the investment exceeds fair value. An impairment would exist if there is an other-than-temporary decline in value. These associate companies are not material either individually, or in the aggregate, to Eaton's consolidated financial statements. Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities. In the ordinary course of business, the Company leases certain real properties and equipment, as described in Note 7.
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
Eaton records reductions to revenue for customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels or other objectives.

Long-Lived Assets
Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. Cost of buildings are depreciated generally over 40 years and machinery and equipment over 3 to 10 years. At December 31, 2011, the weighted-average amortization period for intangible assets subject to amortization was 18 years for patents and technology and 17 years for customer relationships, primarily as a result of the long life of aircraft platforms. Software is amortized up to a maximum life of 10 years.
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
Goodwill and Indefinite Life Intangible Assets
Goodwill and indefinite life intangible assets are evaluated annually for impairment as of July 1 using qualitative analysis, a discounted cash flow model and other valuation techniques. Additionally, goodwill and indefinite life intangible assets are evaluated for impairment whenever events or circumstances indicate there may be a possible permanent loss of value.
Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton's operating segments, and based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment, as this represents the lowest level that constitutes a business and for which discrete financial information is available and is the level which management regularly reviews the operating results.
Qualitative Analysis
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
Impairment testing for 2011 was performed by assessing certain qualitative trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the quantitative assessment performed in 2010. For 2011, it is more likely than not that the fair value of Eaton's reporting units continues to substantially exceed the respective carrying amount.
Quantitative Analysis
In 2010, goodwill was tested based on a discounted cash flow model to estimate the fair value of each operating segment, which considers forecasted cash flows discounted at an estimated weighted-average cost of capital. The Company selected the discounted cash flow methodology as it believes that it is comparable to what would be used by market participants. The forecasted cash flows are based on the Company's long-term operating plan, and a terminal value is used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective operating segment. Sensitivity analyses are performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. For 2010, the fair value of Eaton's reporting units substantially exceeded the respective carrying values.
Indefinite life intangible assets primarily consist of trademarks. The fair value of these assets are determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2011 and 2010, the fair value of indefinite lived intangible assets substantially exceeded the respective carrying value.
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
Equity-Based Compensation
Eaton recognizes equity-based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award. The fair value of restricted stock units is based on the closing market price of Eaton common stock on the grant date. Stock options are granted with an exercise price equal to the closing market price of Eaton common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. See Note 10 for additional information about equity-based compensation.

Note 2.	ACQUISITIONS OF BUSINESSES
Eaton acquired businesses and entered into joint ventures in separate transactions for combined net cash purchase prices of $325 in 2011, $222 in 2010, and $10 in 2009. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. These transactions are summarized below:

Acquired businesses and joint ventures	Date of transaction	Business segment	Annual sales
E.A. Pedersen Company	December 29, 2011	Electrical Americas	$37 for 2011
A United States manufacturer of medium voltage switchgear, metal-clad switchgear, power control buildings and relay control panels primarily for the electrical utilities industry.

IE Power, Inc.	August 31, 2011	Electrical Americas	$5 for 2010
A Canadian provider of high power inverters for a variety of mission-critical applications including solar, wind and battery energy storage.

E. Begerow GmbH & Co. KG	August 15, 2011	Hydraulics	$84 for 2010
A German system provider of advanced liquid filtration solutions. This business develops and produces technologically innovative filter media and filtration systems for food and beverage, chemical, pharmaceutical and industrial applications.

ACTOM Low Voltage	June 30, 2011	Electrical Rest of World	$65 for the year ended May 31, 2011
A South African manufacturer and supplier of motor control components, engineered electrical distribution systems and uninterruptible power supply (UPS) systems.

C.I. ESI de Colombia S.A.	June 2, 2011	Electrical Americas	$8 for 2010
A Colombian distributor of industrial electrical equipment and engineering services in the Colombian market, focused on oil and gas, mining, and industrial and commercial construction.

Internormen Technology Group	May 12, 2011	Hydraulics	$55 for 2010
A Germany-based manufacturer of hydraulic filtration and instrumentation with sales and distribution subsidiaries in China, the United States, India and Brazil.

Eaton-SAMC (Shanghai) Aircraft Conveyance System Manufacturing Co., Ltd.	March 8, 2011	Aerospace	Joint venture

A 49%-owned joint venture in China focusing on the design, development, manufacturing and support of fuel and hydraulic conveyance systems for the global civil aviation market.

Tuthill Coupling Group	January 1, 2011	Hydraulics	$35 for the year ended November 30, 2010
A United States based manufacturer of pneumatic and hydraulic quick coupling solutions and leak-free connectors used in industrial, construction, mining, defense, energy and power applications.

Chloride Phoenixtec Electronics	October 12, 2010	Electrical Rest of World	$25 for the year ended September 30, 2010
A China manufacturer of UPS systems. Eaton acquired the remaining shares to increase its ownership from 50% to 100%.

CopperLogic, Inc.	October 1, 2010	Electrical Americas	$35 for the year ended September 30, 2010
A Canadian manufacturer of electrical and electromechanical systems.

Wright Line Holding, Inc.	August 25, 2010	Electrical Americas	$101 for the year ended June 30, 2010
A United States provider of customized enclosures, rack systems, and air-flow management systems to store, power, and secure mission-critical IT data center electronics.

Acquired businesses and joint ventures	Date of transaction	Business segment	Annual sales
EMC Engineers, Inc.	July 15, 2010	Electrical Americas	$24 for 2009
A United States energy engineering and energy services company that delivers energy efficiency solutions for a wide range of governmental, educational, commercial and industrial facilities.

Micro Innovation Holding AG	September 1, 2009	Electrical Rest of World	$33 for 2008
A Switzerland manufacturer of human machine interfaces, programmable logic controllers and input/output devices. Eaton acquired the remaining shares to increase its ownership from 50% to 100%.

SEG Middle East Power Solutions & Switchboard Manufacture LLC	July 2, 2009	Electrical Rest of World	Joint venture
A 49%-owned joint venture in Abu Dhabi that manufactures low-voltage switchboards and control panel assemblies for use in the Middle East power generation and industrial markets.
On February 20, 2012, Eaton reached an agreement to acquire Polimer Kaucuk Sanayi ve Pazarlama A.S., a Turkish manufacturer of hydraulic and industrial hose. This business sells its products under the SEL brand name and had sales of $335 for 2011. The acquisition is expected to close early in the second quarter of 2012 and will be included in the Hydraulics segment. The terms of the agreement are subject to customary closing conditions.

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs charges related to the integration of acquired businesses. A summary of these charges follows:

	2011	2010	2009
Business segment
Electrical Americas	$8	$2	$4
Electrical Rest of World	2	33	60
Hydraulics	4	1	3
Aerospace	—	4	12
Automotive	—	—	1
	14	40	80
Corporate	—	—	2
Total integration charges before income taxes	$14	$40	$82
After-tax integration charges	$10	$27	$54
Per common share	$0.03	$0.08	$0.16
Charges in 2011 were related primarily to CopperLogic, Tuthill Coupling Group, Wright Line Holding, EMC Engineers and Internormen Technology Group. Charges in 2010 were related primarily to Moeller and Phoenixtec. Charges in 2009 were related primarily to Moeller, Phoenixtec and Argo-Tech. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. See Note 2 for additional information about business acquisitions.

Note 4.	GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of goodwill follows:

	2011	2010
Electrical Americas	$2,043	$2,061
Electrical Rest of World	981	985
Hydraulics	1,116	1,007
Aerospace	1,040	1,037
Truck	150	151
Automotive	207	213
Total goodwill	$5,537	$5,454
The increase in goodwill in 2011 was primarily due to businesses acquired during 2011, partially offset by foreign currency translation. For additional information regarding acquired businesses, see Note 2.
A summary of other intangible assets follows:

	2011		2010
	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization (primarily trademarks)	$451		$451

Intangible assets subject to amortization
Customer relationships	$1,173	$322	$1,187	$274
Patents and technology	849	308	835	260
Other	481	132	441	108
Total other intangible assets	$2,503	$762	$2,463	$642
Expense related to intangible assets subject to amortization in 2011, and for each of the next five years, follows:

2011	$158
2012	157
2013	149
2014	143
2015	139
2016	135

Note 5.	DEBT
Short-term debt of $86 at December 31, 2011 included $75 of short-term commercial paper in the United States which had a weighted-average interest rate of 0.45%, $10 of other short-term debt in the United States, and $1 of short-term debt outside the United States. Short-term debt of $72 at December 31, 2010 included $50 of short-term commercial paper in the United States which had a weighted-average interest rate of 0.45%, $15 of other short-term debt in the United States, and $7 of short-term debt outside the United States. Borrowings outside the United States are generally denominated in local currencies. Operations outside the United States had available short-term lines of credit of $1,181 from various banks worldwide at December 31, 2011.

A summary of long-term debt, including the current portion, follows:

	2011	2010
7.58% notes due 2012	$12	$12
5.75% notes due 2012	300	300
4.90% notes due 2013 ($200 converted to floating rate by interest rate swap)	300	300
5.95% notes due 2014 ($100 converted to floating rate by interest rate swap)	250	250
Floating rate notes due 2014 ($300 converted to fixed rate by interest rate swap)	300	—
4.65% notes due 2015	100	100
5.30% notes due 2017	250	250
6.875% to 7.09% notes due 2018	36	36
5.60% notes due 2018 ($215 converted to floating rate by interest rate swap)	450	450
4.215% Japanese Yen notes due 2018	129	123
6.95% notes due 2019 ($300 converted to floating rate by interest rate swap)	300	300
8.875% debentures due 2019 ($25 converted to floating rate by interest rate swap)	38	38
8.10% debentures due 2022	100	100
7.625% debentures due 2024 ($25 converted to floating rate by interest rate swap)	66	66
6.50% debentures due 2025	145	145
7.875% debentures due 2026	72	72
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	140	140
5.25% notes due 2035	27	42
5.80% notes due 2037	240	240
Other	232	222
Total long-term debt	3,687	3,386
Less current portion of long-term debt	(321)	(4)
Long-term debt less current portion	$3,366	$3,382
On June 16, 2011, Eaton issued $300 floating rate senior unsecured Notes due June 16, 2014 (the Notes). The Notes bear interest annually at a floating rate, reset quarterly, equal to the three-month LIBOR rate for U.S. dollars plus 0.33%. Interest is payable quarterly in arrears. The Notes contain a provision which requires the Company to make an offer to purchase all or any part of the Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest if certain change of control events occur. The Notes are subject to customary non-financial covenants.
Eaton refinanced a $500, five-year revolving credit facility in June 2011 (the Facility). The Facility will expire June 16, 2016, replacing a $500 facility that had been set to expire on September 1, 2011. This refinancing maintains long-term revolving credit facilities at a total of $1,500, of which $500 expires in 2012, 2013 and 2016, respectively. These facilities support Eaton's commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at December 31, 2011 or 2010.
Eaton is in compliance with each of its debt covenants for all periods presented.
Mandatory maturities of long-term debt for each of the next five years follow:

2012	$321
2013	310
2014	570
2015	103
2016	1

Interest paid on debt follows:

2011	$174
2010	170
2009	180

Note 6.	RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2011	2010	2011	2010	2011	2010
Funded status
Fair value of plan assets	$1,664	$1,572	$989	$937	$156	$—
Benefit obligations	(2,899)	(2,458)	(1,505)	(1,460)	(853)	(826)
Funded status	$(1,235)	$(886)	$(516)	$(523)	$(697)	$(826)

Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$—	$—	$78	$52	$—	$—
Current liabilities	(12)	(9)	(24)	(23)	(55)	(83)
Non-current liabilities	(1,223)	(877)	(570)	(552)	(642)	(743)
Total	$(1,235)	$(886)	$(516)	$(523)	$(697)	$(826)

Amounts recognized in Accumulated other comprehensive loss (pretax)
Net actuarial loss	$1,601	$1,142	$348	$311	$257	$232
Prior service cost (credit)	1	—	10	8	(9)	(11)
Total	$1,602	$1,142	$358	$319	$248	$221
Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2011	2010	2011	2010	2011	2010
Balance at January 1	$2,458	$2,244	$1,460	$1,366	$826	$830
Service cost	93	80	48	39	15	16
Interest cost	132	131	78	69	41	46
Actuarial loss	346	133	26	94	41	15
Gross benefits paid	(131)	(122)	(82)	(76)	(101)	(107)
Foreign currency translation	—	—	(23)	(53)	(1)	1
Other	1	(8)	(2)	21	32	25
Balance at December 31	$2,899	$2,458	$1,505	$1,460	$853	$826

Accumulated benefit obligation	$2,762	$2,366	$1,364	$1,330

Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2011	2010	2011	2010	2011	2010
Balance at January 1	$1,572	$1,210	$937	$832	$—	$—
Actual return on plan assets	(41)	182	39	96	2	—
Employer contributions	264	313	108	90	223	82
Gross benefits paid	(131)	(122)	(82)	(76)	(101)	(107)
Foreign currency translation	—	—	(6)	(21)	—	—
Other	—	(11)	(7)	16	32	25
Balance at December 31	$1,664	$1,572	$989	$937	$156	$—
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	United States pension liabilities		Non-United States pension liabilities
	2011	2010	2011	2010
Projected benefit obligation	$2,899	$2,458	$990	$1,114
Accumulated benefit obligation	2,762	2,366	925	1,026
Fair value of plan assets	1,664	1,572	446	554
Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss follow:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2011	2010	2011	2010	2011	2010
Balance at January 1	$1,142	$1,107	$319	$263	$221	$216
Prior service cost arising during the year	1	1	4	1	—	—
Net loss arising during the year	551	107	58	60	39	15
Foreign currency translation	—	—	(5)	(5)	—	—
Less amounts included in expense during the year	(92)	(69)	(18)	(8)	(12)	(10)
Other	—	(4)	—	8	—	—
Net change for the year	460	35	39	56	27	5
Balance at December 31	$1,602	$1,142	$358	$319	$248	$221
Benefits Expense

	United States pension benefit expense			Non-United States pension benefit expense			Other postretirement benefits expense
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$93	$80	$76	$48	$39	$34	$15	$16	$15
Interest cost	132	131	133	78	69	70	41	46	49
Expected return on plan assets	(164)	(156)	(131)	(70)	(62)	(58)	—	—	—
Amortization	75	53	34	13	8	4	12	10	1
	136	108	112	69	54	50	68	72	65
Curtailment loss	—	1	17	1	—	5	—	—	1
Settlement loss	17	16	83	4	—	3	—	—	—
Total expense	$153	$125	$212	$74	$54	$58	$68	$72	$66

In 2009, due to limitations imposed by the Pension Protection Act on pension lump-sum distributions, Eaton's United States Qualified Pension Plan (the Plan) became restricted from making 100% lump-sum payments. As a result, the Plan experienced a significant increase in lump-sum payments in 2009 prior to the limitation going into effect. Pension settlement expense was $86 for 2009, of which $83 was attributable to the United States pension plans. A portion of the increase in lump-sum payments was also attributable to the workforce reduction in 2009. Additionally, Eaton incurred curtailment expense related to pension plans as a result of the workforce reduction in 2009. The curtailment expense included recognition of the change in the projected benefit obligation, as well as recognition of a portion of the unrecognized prior service cost. Curtailment expense was $22 for 2009. These charges were primarily included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges were included in Pension and other postretirement benefits expense. See Note 14 for additional information regarding business segments.
The estimated pretax net amounts that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2012 follow:

	United States pension liabilities	Non-United States pension liabilities	Other postretirement liabilities
Actuarial loss	$145	$15	$15
Prior service cost (credit)	—	1	(2)
Total	$145	$16	$13
Retirement Benefits Plans Assumptions
Pension Plans

	United States pension plans			Non-United States pension plans
	2011	2010	2009	2011	2010	2009
Assumptions used to determine benefit obligation at year-end
Discount rate	4.70%	5.50%	6.00%	5.12%	5.40%	5.59%
Rate of compensation increase	3.15%	3.61%	3.62%	3.62%	3.63%	3.58%

Assumptions used to determine expense
Discount rate	5.50%	6.00%	6.30%	5.40%	5.59%	6.26%
Expected long-term return on plan assets	8.50%	8.95%	8.94%	7.17%	7.20%	7.06%
Rate of compensation increase	3.61%	3.62%	3.64%	3.63%	3.58%	3.56%
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

Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense follow:

	Other postretirement benefits plans
	2011	2010	2009
Assumptions used to determine benefit obligation at year-end
Discount rate	4.60%	5.20%	5.70%
Health care cost trend rate assumed for next year	7.60%	8.10%	8.30%
Ultimate health care cost trend rate	4.50%	4.50%	4.75%
Year ultimate health care cost trend rate is achieved	2020	2020	2017

Assumptions used to determine expense
Discount rate	5.20%	5.70%	6.30%
Initial health care cost trend rate	8.10%	8.30%	8.25%
Ultimate health care cost trend rate	4.50%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2020	2017	2017
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$1	$(1)
Effect on other postretirement liabilities	18	(16)
Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2012, and made in 2011, 2010 and 2009, follow:

	2012	2011	2010	2009
United States plans	$316	$264	$313	$192
Non-United States plans	96	108	90	79
Total contributions	$412	$372	$403	$271
During 2011, Eaton contributed $154 into a Voluntary Employee Benefit Association (VEBA) trust for the pre-funding of postretirement Medicare Part D prescription drug benefits for the Company's eligible United States employees and retirees.
The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts relate to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which would reduce the gross payments listed below.

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
			Gross	Medicare prescription drug subsidy
2012	$143	$86	$91	$(7)
2013	148	74	92	(7)
2014	329	75	85	(7)
2015	205	77	81	(7)
2016	215	80	78	(6)
2017 - 2021	1,206	431	325	(12)

Pension lump-sum payments in 2012 and 2013 are restricted to 50% due to limitations imposed by the Pension Protection Act.
Pension Plan Assets
Investment policies and strategies are developed on a country specific basis. The United States plan, representing 63% of worldwide pension assets, and the United Kingdom plans representing 29% of worldwide pension assets, are invested primarily for growth, as they are open plans with active participants and ongoing accruals. In general, the plans have their primary allocation to diversified, global equities, primarily through index funds in the form of common collective trusts. The United States plan's target allocation is 35% United States equities, 35% non-United States equities, 5% real estate (primarily equity of real estate investment trusts) and 25% debt securities and other, including cash equivalents. The United Kingdom plans' target asset allocations are 63% equities and the remainder in debt securities. The equity risk for the plans is managed through broad geographic diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government (including inflation protected securities) and corporate debt. The United States pension plan is authorized to use derivatives to achieve more economically desired market exposures and to use futures, swaps and options to gain or hedge exposures.
Other Postretirement Benefits Plan Assets
The VEBA trust which holds other postretirement benefits plan assets has investment guidelines that include allocations to global equities and fixed income investments. The trust's target investment allocation is 50% diversified global equities and 50% fixed income securities. The fixed income securities are primarily comprised of intermediate term, high quality, dollar denominated, fixed income instruments. The equity allocation is invested in a diversified global equity index fund in the form of a collective trust.
Fair Value Measurements
Financial instruments included in pension and other postretirement benefits plan assets are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:

Level 1 -	Quoted prices (unadjusted) for identical assets in active markets.

Level 2 -	Quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 -	Unobservable prices or inputs.
Pension Plans
A summary of the fair value of pension plan assets at December 31, 2011 and 2010, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2011
Common collective trusts
Non-United States equity and global equities	$925	$—	$925	$—
United States equity	642	—	642	—
Fixed income	263	—	263	—
Long duration funds	107	—	107	—
Fixed income securities	296	—	296	—
United States treasuries	120	120	—	—
Real estate	82	82	—	—
Equity securities	79	79	—	—
Cash equivalents	67	9	58	—
Registered investment companies	35	35	—	—
Other	37	2	—	35
Total pension plan assets	$2,653	$327	$2,291	$35

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2010
Common collective trusts
Non-United States equity and global equities	$965	$—	$965	$—
United States equity	577	—	577	—
Fixed income	241	—	241	—
Long duration funds	91	—	91	—
Fixed income securities	230	—	230	—
United States treasuries	101	101	—	—
Real estate	81	81	—	—
Equity securities	78	78	—	—
Cash equivalents	77	10	67	—
Registered investment companies	32	32	—	—
Other	36	2	—	34
Total pension plan assets	$2,509	$304	$2,171	$34
Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2011, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2011
Common collective trusts
Global equities	$52	$—	$52	$—
Fixed income securities	50	—	50	—
Cash equivalents	54	54	—	—
Total other postretirement benefits plan assets	$156	$54	$102	$—
There were no other postretirement benefits plan assets at December 31, 2010.
Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2011 and 2010.
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
Fixed income securities - These securities consist of publicly traded United States and non-United States fixed interest obligations (principally corporate and government bonds and debentures). The fair value of corporate and government debt securities is determined through third-party pricing models that consider various assumptions, including time value, yield curves, credit ratings and current market prices. The Company verifies the results of trustees or custodians and evaluates the pricing classification of these securities by performing analyses using other third-party sources.

United States treasuries - Valued at the closing price of each security.
Real estate and equity securities - These securities consist of direct investments in the stock of publicly traded companies. Such investments are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are classified as Level 1.
Cash equivalents - Primarily certificates of deposit, commercial paper and repurchase agreements.
Registered investment companies - Valued at the closing price of the exchange traded fund's shares.
Other - Primarily insurance contracts for international plans and also futures contracts and over-the-counter options. These investments are valued based on the closing prices of future contracts or indices as available on the Bloomberg or similar service, and private equity investments.
For additional information regarding fair value measurements, see Note 11.
Defined Contribution Plans
The Company has various defined contribution benefit plans, primarily consisting of the Eaton Savings Plan in the United States. The total contributions related to these plans are charged to expense and were as follows:

2011	$65
2010	33
2009	25

Note 7.	COMMITMENTS AND CONTINGENCIES
Legal Contingencies
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At December 31, 2011, the Company has a total accrual of 70 Brazilian Reais related to this matter ($37 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($32 based on current exchange rates) with an additional 10 Brazilian Reais recognized in 2011 ($5 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. On September 27, 2011, the Superior Court of Justice accepted two of the appeals and on November 21, 2011, Eaton's remaining appeal was accepted. These appeals will be heard in due course.
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
Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, patent infringement, personal injuries (including asbestos claims), antitrust matters and employment-related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material effect on the consolidated financial statements.

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
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the federal Superfund law at a number of disposal sites. The Company became involved in these sites through the Company's voluntary decision, in connection with business acquisitions, or as a result of government action. At the end of 2011, the Company was involved with a total of 79 sites world-wide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2011 and 2010, the Company had an accrual totaling $62 and $71, respectively, for these costs.
Based upon Eaton's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably possible to exceed the recorded liability by an amount that would have a material effect on its financial position, results of operations or cash flows.
Warranty Accruals
A summary of the current and long-term warranty accruals follows:

	2011	2010	2009
Balance at January 1	$153	$147	$165
Provision	98	99	77
Settled	(94)	(91)	(98)
Other	1	(2)	3
Balance at December 31	$158	$153	$147
Lease Commitments
Eaton leases certain real properties and equipment. A summary of minimum rental commitments at December 31, 2011 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, follow:

2012	$146
2013	122
2014	88
2015	64
2016	51
Thereafter	79
Total noncancelable lease commitments	$550

A summary of rental expense follows:

2011	$194
2010	172
2009	177

Note 8.	INCOME TAXES
Income before income taxes and income tax expense are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable. Certain foreign operations are branches of Eaton and are subject to United States as well as foreign income tax regulations. As a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. For purposes of this note, non-United States operations include Puerto Rico.

	Income (loss) before income taxes
	2011	2010	2009
United States	$375	$114	$(298)
Non-United States	1,178	922	601
Total income before income taxes	$1,553	$1,036	$303

	Income tax expense (benefit)
	2011	2010	2009
Current
United States
Federal	$85	$(2)	$40
State and local	2	1	5
Non-United States	186	107	69
Total current income tax expense	273	106	114

Deferred
United States
Federal	(2)	95	(174)
State and local	8	(15)	(4)
Non-United States	(78)	(87)	(18)
Total deferred income tax benefit	(72)	(7)	(196)
Total income tax expense (benefit)	$201	$99	$(82)

Reconciliations of income taxes from the United States federal statutory rate of 35% to the consolidated effective income tax rate follow:

	2011	2010	2009
Income taxes at the United States federal statutory rate	35.0%	35.0%	35.0%

United States operations
State and local income taxes	0.2%	(0.1)%	0.4%
Deductible dividends	(0.5)%	(0.6)%	(2.1)%
Deductible interest	(0.5)%	(0.8)%	(2.3)%
Credit for research activities	(1.0)%	(1.4)%	(3.9)%
Impact of Health Care Reform and Education Reconciliation Act and pre-funding on taxation associated with Medicare Part D	(0.9)%	2.2%	0.0%
Other-net	0.5%	1.4%	5.0%

Non-United States operations
Foreign tax credit	(2.3)%	(6.4)%	(2.5)%
Non-United States operations (earnings taxed at other than the United States tax rate)	(15.5)%	(13.9)%	(52.6)%

Worldwide operations
Adjustments to tax liabilities	(0.8)%	(1.2)%	(11.9)%
Adjustments to valuation allowances	(1.3)%	(4.7)%	7.7%
Effective income tax expense (benefit) rate	12.9%	9.5%	(27.2)%
During 2011, income tax expense of $201 was recognized (an effective tax rate of 12.9%) compared to $99 for 2010 (an effective tax rate of 9.5%). The higher effective tax rate in 2011 was primarily attributable to greater levels of income in high tax jurisdictions, particularly in the United States and Brazil, due to continued improvement in market conditions. Earnings taxed at other than the United States tax rate includes the impact of tax holidays in certain jurisdictions.
With limited exceptions, no provision has been made for income taxes on undistributed earnings of non-United States subsidiaries of $6.4 billion at December 31, 2011, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
The Company's largest growth areas that require capital are in developing foreign markets, such as India, Brazil, the Middle East, Africa, Southeast Asia and China. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions in such developing markets as well as other mature foreign markets where the Company targets increased market share. The Company's United States operations normally generate cash flow sufficient to satisfy United States operating requirements. Dividends paid during 2011 from foreign affiliates to the United States parent were not significant.
Worldwide income tax payments follow:

2011	$191
2010	141
2009	124

Deferred Income Tax Assets and Liabilities
Components of current and long-term deferred income taxes follow:

	2011		2010
	Current assets	Long-term assets and liabilities	Current assets	Long-term assets and liabilities
Accruals and other adjustments
Employee benefits	$114	$778	$94	$681
Depreciation and amortization	(2)	(498)	(1)	(567)
Other accruals and adjustments	293	77	224	90
Other items	—	(4)	—	(6)
United States federal income tax loss carryforwards	—	7	—	5
United States federal income tax credit carryforwards	—	251	—	253
United States state and local tax loss carryforwards and tax credit carryforwards	—	65	—	74
Non-United States tax loss carryforwards	—	417	—	360
Non-United States income tax credit carryforwards	—	95	—	72
Valuation allowance for income tax loss and income tax credit carryforwards	—	(441)	—	(421)
Other valuation allowances	(7)	(55)	(14)	(27)
Total deferred income taxes	$398	$692	$303	$514
At the end of 2011, United States federal income tax loss carryforwards and income tax credit carryforwards were available to reduce future federal income tax liabilities. These carryforwards and their expiration dates are summarized below:

	2012 through 2016	2017 through 2021	2022 through 2026	2027 through 2031	Not subject to expiration	Valuation allowance
United States federal income tax loss carryforwards	$3	$—	$14	$3	$—	$—
United States federal deferred income tax assets for income tax loss carryforwards	1	—	5	1	—	(6)
United States federal income tax credit carryforwards	—	93	20	86	52	(17)
United States state and local tax loss carryforwards and tax credit carryforwards with a future tax benefit are also available at the end of 2011. These carryforwards and their expiration dates are summarized below:

	2012 through 2016	2017 through 2021	2022 through 2026	2027 through 2031	Not subject to expiration	Valuation allowance
United States state and local income tax loss carryforwards - net of federal tax effect	$6	$4	$11	$8	$—	$(8)
United States state and local income tax credit carryforwards - net of federal tax effect	11	9	5	5	6	(15)

At December 31, 2011, certain non-United States subsidiaries had tax loss carryforwards and income tax credit carryforwards that are available to offset future taxable income. These carryforwards and their expiration dates are summarized below:

	2012 through 2016	2017 through 2021	2022 through 2026	2027 through 2031	Not subject to expiration	Valuation allowance
Non-United States income tax loss carryforwards	$188	$140	$10	$48	$1,143	$—
Non-United States deferred income tax assets for income tax loss carryforwards	49	36	3	13	316	(367)
Non-United States income tax credit carryforwards	46	33	—	9	7	(8)
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
Management evaluates the realizability of deferred income tax assets for each of the jurisdictions in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in the particular country, prudent and feasible tax planning strategies, and estimates of future earnings and taxable income using the same assumptions as the Company's goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance.
As of December 31, 2011, United States federal deferred income tax assets were $1.6 billion. The largest component of the deferred income tax assets is due to timing differences between revenue and expense recognition for income tax versus financial statement purposes. In addition, the Company possesses certain income tax credit carryforwards that comprise the remainder of the balance. Over the 20 year carryforward period available for net operating losses and general business credits, taxable income of approximately $4.6 billion would need to be realized to utilize all deferred income tax assets. As of December 31, 2011, management believes that, with a couple of very limited exceptions totaling $23, it is more likely than not that the entire United States federal deferred income tax assets will be realized.
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

A summary of gross unrecognized income tax benefits follows:

	2011	2010	2009
Balance at January 1	$224	$197	$139
Increases and decreases as a result of positions taken during prior years
Transfers to valuation allowances	—	(2)	(1)
Other increases	3	7	37
Other decreases, including foreign currency translation	(14)	(31)	(4)
Balances related to acquired businesses	2	34	5
Increases as a result of positions taken during the current year	31	23	28
Decreases relating to settlements with tax authorities	(2)	—	(4)
Decreases as a result of a lapse of the applicable statute of limitations	(8)	(4)	(3)
Balance at December 31	$236	$224	$197
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $184.
As of December 31, 2011 and 2010, Eaton had accrued approximately $29 and $36, respectively, for the payment of worldwide interest and penalties. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions where they are automatically applied to any deficiency, regardless of the merit of the position.
The resolution of the majority of Eaton's unrecognized income tax benefits is dependent upon uncontrollable factors such as law changes; the prospect of retroactive regulations; new case law; the willingness of the income tax authority to settle the issue, including the timing thereof; and other factors. Therefore, for the majority of unrecognized income tax benefits, it is not reasonably possible to estimate the increase or decrease in the next 12 months. For each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.
Eaton or its subsidiaries file income tax returns in the United States and foreign jurisdictions. The IRS has completed their examination of the Company's United States income tax returns for 2005 and 2006 and has issued a Statutory Notice of Deficiency (Notice) as discussed below. The statute of limitations on these tax years remains open to the extent of the tax assessment until the matter is resolved. Although the formal examination has not begun, the Company recently agreed to extend the statute of limitations for the IRS to examine its United States income tax returns for 2007, 2008 and 2009 until December 31, 2013. Eaton is also under examination for the income tax filings in various state and foreign jurisdictions. With only a few exceptions, the Company is no longer subject to state and local income tax examinations for years before 2008, or foreign examinations for years before 2006.
At the end of the fourth quarter of 2011, the IRS issued a Notice for Eaton's 2005 and 2006 tax years. The Notice proposes assessments of $75 in additional taxes plus $52 in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S., net of agreed credits and deductions. The Company has set its transfer prices for products sold between these affiliates at the same prices that the Company sells such products to third parties. The Notice was issued despite the IRS having previously recognized the validity of the Company's transfer pricing methodology by entering into two successive binding Advance Pricing Agreements (APAs) that approved and, in fact, required the application of the Company's transfer pricing methodology for the ten year period of 2001 through 2010. For the years 2001 through 2004, the IRS had previously accepted the transfer pricing methodology related to these APAs after a comprehensive review conducted in two separate audit cycles. On December 16, 2011, immediately prior to the Notice being issued, the IRS sent a letter stating that it was canceling the APAs.
The Company firmly believes that the proposed assessments are without merit. The Company also believes that it was in full compliance with the terms of the two APAs and that the IRS's unilateral attempt to retroactively cancel these two binding contracts is also without merit and represents a breach of the two contracts. The Company intends to file a Petition with the U.S. Tax Court in which it will assert that the transfer pricing established in the two APA contracts meets the arms-length standard set by the U.S. income tax law, that the transfer pricing the Company has used is in full compliance with U.S. income tax laws, and accordingly, that the two APA contracts should be enforced in accordance with their terms. The Company believes that the ultimate resolution of this matter will not have a material impact on its consolidated financial statements.

During 2010, Eaton received a significant tax assessment in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third party businesses and corporate reorganizations. In this jurisdiction, the Company had previously filed and received a favorable tax ruling on the key aspects of the transaction not specifically covered by the plain meaning of the local tax statutes. The ruling request fully disclosed all steps of the transaction. The tax assessment is pending review at the second of three administrative appeals levels. The first administrative appeal level made a 50% reduction in assessed penalties. The Company disagrees with the assessment and intends to litigate the matter if it is not resolved at the administrative appeals levels. Multiple outside advisors have stated that Brazilian tax authorities are raising the issue for most clients with similar facts and that the matter is expected to require at least 10 years to resolve. At this time, management believes that final resolution of the assessment will not have a material impact on the consolidated financial statements.

Note 9.	EATON SHAREHOLDERS' EQUITY
There are 500 million common shares authorized ($0.50 par value per share), 334.4 million of which were issued and outstanding at the end of 2011. At December 31, 2011, there were 8,191 holders of record of common shares. Additionally, 18,220 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP), and the Eaton Puerto Rico Retirement Savings Plan.
Eaton has a common share repurchase program (2007 Program) that authorizes the repurchase of 10 million common shares. In 2011, 8.3 million common shares were repurchased under the 2007 Program in the open market at a total cost of $343. On September 28, 2011, Eaton's Board of Directors approved a common share repurchase program (2011 Program) that replaced the 2007 Program and authorizes the purchase of up to 20 million shares, not to exceed an aggregate purchase price of $1.25 billion. The common shares are expected to be repurchased over time, depending on market conditions, the market price of common shares, capital levels and other considerations. In 2011, no common shares were repurchased under the 2011 Program. No common shares were repurchased in the open market in 2010 or 2009.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $6 and $9 of common shares and marketable securities, as valued at December 31, 2011 and 2010, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the common shares were included in Shareholders' equity at historical cost.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss as reported in the Consolidated Balance Sheets follow:

	2011	2010
Foreign currency translation and related hedging instruments (net of income tax benefit of $43 in 2011 and $32 in 2010)	$(502)	$(261)
Pensions (net of income tax benefit of $651 in 2011 and $489 in 2010)	(1,309)	(972)
Other postretirement benefits (net of income tax benefit of $110 in 2011 and $99 in 2010)	(138)	(122)
Cash flow hedges (net of income tax benefit of $8 in 2011 and income tax expense of $4 in 2010)	(15)	7
Total accumulated other comprehensive loss	$(1,964)	$(1,348)
Net Income per Common Share
A summary of the calculation of net income per common share attributable to common shareholders follows:

(Shares in millions)	2011	2010	2009
Net income attributable to Eaton common shareholders	$1,350	$929	$383

Weighted-average number of common shares outstanding-diluted	342.8	339.5	335.8
Less dilutive effect of stock options and restricted stock awards	4.5	4.0	3.1
Weighted-average number of common shares outstanding-basic	338.3	335.5	332.7

Net income per common share
Diluted	$3.93	$2.73	$1.14
Basic	3.98	2.76	1.16

In 2011, 2010 and 2009, 1.5 million, 6.9 million and 16.3 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive.

Note 10.	EQUITY-BASED COMPENSATION
Restricted Stock Units
Restricted stock units and awards (RSUs) have been issued to certain employees at fair market value at the date of grant. These awards entitle the holder to receive one common share for each RSU upon vesting, generally over three or four years. A summary of the RSU activity for 2011 follows:

(Restricted stock units in millions)	Number of restricted stock units	Weighted-average fair value per award
Non-vested at January 1	5.2	$26.48
Granted	1.1	53.53
Vested	(1.3)	25.92
Forfeited	(0.2)	30.83
Non-vested at December 31	4.8	$33.02
Information related to RSUs follows:

	2011	2010	2009
Pretax expense for RSUs	$50	$39	$25
After-tax expense for RSUs	32	25	17
As of December 31, 2011, total compensation expense not yet recognized related to non-vested RSUs was $90, and the weighted-average period in which the expense is expected to be recognized is 2.9 years. Excess tax benefit for restricted stock units and other equity-based compensation totaled $24 for 2011.
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

	2011	2010	2009
Expected volatility	33%	31%	30%
Expected option life in years	5.5	5.5	5.5
Expected dividend yield	2.0%	2.0%	2.0%
Risk-free interest rate	2.2% to 1.4%	2.4% to 1.3%	2.2% to 1.7%
Weighted-average fair value of stock options granted	$14.56	$8.98	$5.14

A summary of stock option activity follows:

(Options in millions)	Weighted-average price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2011	$34.62	14.9
Granted	53.45	0.8
Exercised	28.79	(2.5)
Forfeited and canceled	36.85	(0.1)
Outstanding at December 31, 2011	$36.84	13.1	4.3	$96

Exercisable at December 31, 2011	$35.84	12.2	4.0	$94
Reserved for future grants at December 31, 2011		7.5
The aggregate intrinsic value in the table above represents the total excess of the $43.53 closing price of Eaton common shares on the last trading day of 2011 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's common shares.
Information related to stock options follows:

	2011	2010	2009
Pretax expense for stock options	$5	$11	$28
After-tax expense for stock options	4	8	19
Proceeds from stock options exercised	71	157	27
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	13	—	2
Excess tax benefit classified in financing activities in the Consolidated Statements of Cash Flows	33	—	4
Intrinsic value of stock options exercised	62	98	19
Total fair value of stock options vesting	$5	$11	$22

Stock options exercised, in millions of options	2.541	6.096	1.688
As of December 31, 2011, total compensation expense not yet recognized related to non-vested stock options was $9, and the weighted-average period in which the expense is expected to be recognized is 2.2 years.

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

A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2011
Cash	$385	$385	$—	$—
Short-term investments	699	699	—	—
Net derivative contracts	46	—	46	—
Long-term debt converted to floating interest rates by interest rate swaps - net	66	—	66	—

2010
Cash	$333	$333	$—	$—
Short-term investments	838	838	—	—
Net derivative contracts	69	—	69	—
Long-term debt converted to floating interest rates by interest rate swaps - net	42	—	42	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $3,687 and fair value of $4,273 at December 31, 2011 compared to $3,386 and $3,787, respectively, at December 31, 2010.
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. For those investments classified as “available-for-sale”, Eaton marks these investments to fair value with the offset recognized in Accumulated other comprehensive loss. A summary of the carrying value of short-term investments follows:

	2011	2010
Time deposits, certificate of deposits and demand deposits with banks	$466	$592
Money market investments	228	246
Other	5	—
Total short-term investments	$699	$838

Note 12.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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

Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Consolidated Balance Sheets. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated, and is effective, as part of a hedging relationship and, if so, as to the nature of the hedging activity. Eaton formally documents all relationships between derivative financial instruments accounted for as designated hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking derivative financial instruments to a recognized asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as:

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
For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in income. The majority of derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency and certain commodity contracts that arise in the normal course of business. During 2011, Eaton incurred losses of $18 associated with commodity hedge contracts. Gains and losses associated with commodity hedge contracts are reported in Cost of products sold.
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Debt denominated in foreign currency and designated as non-derivative net investment hedging instruments was $129 and $123 at December 31, 2011 and 2010, respectively. For additional information about debt, see Note 5.
Interest Rate Risk
Eaton has entered into fixed-to-floating interest rate swaps and floating-to-fixed interest rate swaps to manage interest rate risk of certain long-term debt. These interest rate swaps are accounted for as fair value hedges and cash flow hedges, respectively, of certain long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt in Note 5.
A summary of interest rate swaps outstanding at December 31, 2011, follows:
Fixed-to-Floating Interest Rate Swaps

Notional amount	Fixed interest rate received	Floating interest rate paid	Basis for contracted floating interest rate paid
$200	4.90%	2.81%	6 month LIBOR + 2.15%
100	5.95%	3.12%	6 month LIBOR + 2.60%
215	5.60%	3.00%	6 month LIBOR + 2.34%
300	6.95%	5.63%	3 month LIBOR + 5.08%
25	8.875%	4.61%	6 month LIBOR + 3.84%
25	7.625%	3.03%	6 month LIBOR + 2.48%
50	7.65%	3.23%	6 month LIBOR + 2.57%
25	5.45%	0.87%	6 month LIBOR + 0.28%

Floating-to-Fixed Interest Rate Swaps

Notional amount	Floating interest rate received	Fixed interest rate paid	Basis for contracted floating interest rate received
$300	0.56%	0.76%	3 month LIBOR
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Type of hedge	Term
December 31, 2011
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$940	$—	$68	$2	Fair value	1 to 22 years
Floating-to-fixed interest rate swaps	300	—	—	—	Cash flow	2 years
Foreign currency exchange contracts	308	4	—	9	Cash flow	12 to 36 months
Commodity contracts	47	—	—	7	Cash flow	12 months
Total		$4	$68	$18

Derivatives not designated as hedges
Foreign currency exchange contracts	$2,954	$18		$14		12 months
Commodity contracts	57	—		12		12 months
Total		$18		$26

December 31, 2010
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$540	$—	$42	$—	Fair value	2 to 23 years
Foreign currency exchange contracts	227	4	—	5	Cash flow	12 to 36 months
Commodity contracts	39	8	—	—	Cash flow	12 months
Cross currency swaps	75	2	—	—	Net investment	12 months
Total		$14	$42	$5

Derivatives not designated as hedges
Foreign currency exchange contracts	$2,777	$20		$19		12 months
Commodity contracts	102	17		—		12 months
Total		$37		$19
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

Amounts recognized in Accumulated other comprehensive loss follow:

	2011		2010
	Gain (loss) recognized in Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) recognized in Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$(10)	$(6)	$(2)	$1
Commodity contracts	(12)	6	8	5
Derivatives designated as net investment hedges
Cross currency swaps	1	—	(8)	—
Total	$(21)	$—	$(2)	$6
Gains and losses reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income were recognized in Cost of products sold.
Amounts recognized in net income follow:

	2011	2010
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$24	$33
Related long-term debt converted to floating interest rates by interest rate swaps	(24)	(33)
	$—	$—
Gains and losses described above were recognized in Interest expense-net.
Cash received from the early termination of interest rate swaps totaled $0, $22 and $15 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 13.	ACCOUNTS RECEIVABLE AND INVENTORY
Accounts Receivable
Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and any anticipated future write-off based on historic experience. Accounts receivable balances are written off against an allowance for doubtful accounts after a final determination of uncollectability has been made. Accounts receivable are net of an allowance for doubtful accounts of $48 and $51 at December 31, 2011 and 2010, respectively.
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

The components of inventory follow:

	2011	2010
Raw materials	$706	$651
Work-in-process	272	229
Finished goods	867	800
Inventory at FIFO	1,845	1,680
Excess of FIFO over LIFO cost	(144)	(116)
Total inventory	$1,701	$1,564
Inventory at FIFO accounted for using the LIFO method was 42% and 40% at the end of 2011 and 2010, respectively.

Note 14.	BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
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
Truck
The Truck segment is a leader in the design, manufacture and marketing of a complete line of drivetrain and powertrain systems and components for performance, fuel economy and safety for commercial vehicles. Products include transmissions, clutches and hybrid power systems. The principal markets for the Truck segment are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks and passenger cars. These manufacturers and other customers are located globally, and most sales of these products are made directly to these customers.

Automotive
The Automotive segment is a leading supplier of automotive drivetrain and powertrain systems for performance, fuel economy and safety including critical components that reduce emissions and fuel consumption and improve stability, performance, fuel economy and safety of cars, light trucks and commercial vehicles. Products include superchargers, engine valves and valve actuation systems, cylinder heads, locking and limited slip differentials, transmission and engine controls, fuel vapor components, compressor control clutches for mobile refrigeration, fluid connectors and hoses for air conditioning and power steering, underhood plastic components, fluid conveyance products including, hose, thermoplastic tubing, fittings, adapters, couplings and sealing products for the global automotive industry. The principal markets for the Automotive segment are original equipment manufacturers and aftermarket customers of light-duty trucks, SUVs, CUVs, and passenger cars. These manufacturers and other customers are located globally, and most sales of these products are made directly to these customers.
Other Information
No single customer represented greater than 10% of net sales in 2011, 2010 or 2009, respectively.
The accounting policies of the business segments are generally the same as the policies described in Note 1, except that inventory and related cost of products sold of the segments are accounted for using the FIFO method and operating profit only reflects the service cost component related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties. These intersegment sales are eliminated in consolidation.
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

Business Segment Information

	2011	2010	2009
Net sales
Electrical Americas	$4,192	$3,675	$3,410
Electrical Rest of World	2,984	2,748	2,483
Hydraulics	2,835	2,212	1,692
Aerospace	1,648	1,536	1,602
Truck	2,644	1,997	1,457
Automotive	1,746	1,547	1,229
Total net sales	$16,049	$13,715	$11,873

Segment operating profit
Electrical Americas	$605	$529	$518
Electrical Rest of World	278	264	107
Hydraulics	438	279	51
Aerospace	244	220	245
Truck	486	245	39
Automotive	209	163	(10)
Total segment operating profit	2,260	1,700	950

Corporate
Amortization of intangible assets	(190)	(181)	(170)
Interest expense-net	(118)	(136)	(150)
Pension and other postretirement benefits expense	(142)	(120)	(212)
Other corporate expense-net	(257)	(227)	(115)
Income before income taxes	1,553	1,036	303
Income tax expense (benefit)	201	99	(82)
Net income	1,352	937	385
Less net income for noncontrolling interests	(2)	(8)	(2)
Net income attributable to Eaton common shareholders	$1,350	$929	$383
Business segment operating profit was reduced by acquisition integration charges as follows:

	2011	2010	2009
Electrical Americas	$8	$2	$4
Electrical Rest of World	2	33	60
Hydraulics	4	1	3
Aerospace	—	4	12
Automotive	—	—	1
Total	$14	$40	$80

Business Segment Information

	2011	2010	2009
Identifiable assets
Electrical Americas	$1,364	$1,272	$1,050
Electrical Rest of World	1,531	1,630	1,625
Hydraulics	1,265	1,080	939
Aerospace	754	726	729
Truck	920	866	797
Automotive	863	904	866
Total identifiable assets	6,697	6,478	6,006
Goodwill	5,537	5,454	5,435
Other intangible assets	2,192	2,272	2,441
Corporate	3,447	3,048	2,400
Total assets	$17,873	$17,252	$16,282

Capital expenditures for property, plant and equipment
Electrical Americas	$65	$59	$30
Electrical Rest of World	52	49	39
Hydraulics	70	45	21
Aerospace	21	21	16
Truck	80	59	30
Automotive	92	61	24
Total	380	294	160
Corporate	188	100	35
Total expenditures for property, plant and equipment	$568	$394	$195

Depreciation of property, plant and equipment
Electrical Americas	$53	$55	$56
Electrical Rest of World	58	56	61
Hydraulics	54	52	57
Aerospace	26	25	26
Truck	74	76	83
Automotive	73	77	85
Total	338	341	368
Corporate	29	28	30
Total depreciation of property, plant and equipment	$367	$369	$398

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment-net.

	2011	2010	2009
Net sales
United States	$7,165	$6,166	$5,574
Canada	815	666	562
Latin America	1,952	1,629	1,159
Europe	4,092	3,532	3,157
Asia Pacific	2,025	1,722	1,421
Total	$16,049	$13,715	$11,873

Long-lived assets
United States	$1,227	$1,102	$1,024
Canada	27	25	23
Latin America	247	275	272
Europe	649	664	748
Asia Pacific	452	411	378
Total	$2,602	$2,477	$2,445
Eaton is a net exporter of products from its United States operations. In 2011, 2010 and 2009, Eaton's net exports were $961, $840 and $710, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation (Eaton or Company) is a diversified power management company with 2011 net sales of $16.0 billion. The Company is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 73,000 employees in over 50 countries, and sells products to customers in more than 150 countries.
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
During 2009, Eaton experienced significant challenges due to the global recession and instability in the financial and capital markets, which had a significant impact on the demand for Eaton’s products. In response to these events, and to remain competitive in the marketplace, substantial changes were made to the Company’s cost structure, including a 17% full-time workforce reduction in 2009, as well as other cost-containment actions. In 2010, the Company experienced a return to growth in end markets, higher demand for products and overall improved operating results due to better economic conditions and the cost-containment actions initiated in 2009.
During 2011, the Company experienced even greater demand for its products due to continued improvements in economic conditions, with growth in all segments. This growth was partially dampened by the slowing Eurozone economy and restrictions on credit availability in China, primarily during the latter part of 2011.
For 2012, the Company expects modest growth of 5% with United States markets slightly stronger than markets outside of the United States. See 2012 Forward-Looking Perspective for Eaton's forward-looking guidance in Management's Discussion and Analysis.
Eaton acquired certain businesses that affect comparability on a year over year basis. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions. For a complete list of business acquisitions and joint ventures, see Note 2 to the Consolidated Financial Statements.
A summary of Eaton’s Net sales, Net income attributable to Eaton common shareholders, and Net income per common share-diluted follows:

	2011	2010	2009
Net sales	$16,049	$13,715	$11,873
Net income attributable to Eaton common shareholders	1,350	929	383
Net income per common share-diluted	$3.93	$2.73	$1.14

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

Consolidated Financial Results

	2011	Change from 2010	2010	Change from 2009	2009
Net sales	$16,049	17%	$13,715	16%	$11,873
Gross profit	4,788	17%	4,082	32%	3,091
Percent of net sales	29.8%		29.8%		26.0%
Income before income taxes	1,553	50%	1,036	242%	303
Net income	$1,352	44%	$937	143%	$385
Less net income for noncontrolling interests	(2)		(8)		(2)
Net income attributable to Eaton common shareholders	1,350	45%	929	143%	383
Excluding acquisition integration charges (after-tax)	10		27		54
Operating earnings	$1,360	42%	$956	119%	$437

Net income per common share-diluted	$3.93	44%	$2.73	141%	$1.14
Excluding per share impact of acquisition integration charges (after-tax)	0.03		0.08		0.16
Operating earnings per common share	$3.96	41%	$2.81	117%	$1.30
Net Sales
Net sales in 2011 increased by 17% compared to 2010 due to 13% from higher core sales, an increase of 2% from the impact of foreign exchange, and an increase of 2% from acquisitions of businesses. Core sales growth was driven by increased demand in end markets in 2011 compared to 2010. Economic volatility in Europe and restrictions on credit availability in China caused some dampening of overall growth in the second half of 2011. Net sales in 2010 increased by 16% compared to 2009 due to 14% higher core sales, an increase of 1% from the impact of foreign exchange, and an increase of 1% from acquisitions of businesses. Core sales were primarily impacted by the rebound in end markets.
Gross Profit
Gross profit increased by 17% in 2011 compared to 2010, and profit margin remained consistent compared to 2010 at 29.8% of Net sales. Gross profit increased by 32% in 2010 compared to 2009, improving to 29.8% of Net sales, up 3.8 percentage points from 2009. The increase in both periods was primarily due to higher sales, manufacturing efficiencies resulting from higher sales volumes, and the benefits of substantial changes in the Company’s cost structure implemented in 2009 and 2010, partially offset by higher raw material and commodity costs. The Company’s cost structure reflects savings associated with workforce reductions taken in 2009. Additionally, contributing to higher gross profit in 2010 is the absence of charges for severance and pension and other postretirement benefits expense incurred in 2009.
Income Taxes
The effective income tax expense rate for 2011 was 12.9% compared to 9.5% for 2010 and an income tax benefit rate of 27.2% for 2009. The higher effective tax rate for 2011 and 2010 was primarily attributable to greater levels of income in high tax jurisdictions, particularly in the United States and Brazil, due to continued improvement in market conditions. The increased tax rate in 2010 compared to 2009 was further impacted by a one-time, non-cash charge of $22 to reflect the impact of the Health Care Reform and Education Reconciliation Act on taxation associated with Medicare Part D, and adjustments of $22 related to an income tax audit of transfer pricing for the period 2005 to 2009, partially offset by the successful resolution of international tax audit issues, the recognition of state and local income tax benefits involving tax loss carryforwards and the recognition of additional international deferred tax assets. The income tax benefit rate for 2009 was favorably impacted by tax benefits of $104 from United States federal income tax losses. Eaton also recognized income tax benefits of $13 in 2009, which represented adjustments to certain worldwide tax liabilities and valuation allowances and benefits related to the settlement of international income tax audits. For additional information on income taxes, see Note 8 to the Consolidated Financial Statements.

Net Income
Net income attributable to Eaton common shareholders of $1,350 in 2011 increased 45% compared to Net income attributable to Eaton common shareholders of $929 in 2010, and Net income per common share of $3.93 in 2011 increased 44% over Net income per common share of $2.73 in 2010. The increase was primarily due to higher sales and the factors noted above that affected gross profit. Net income attributable to Eaton common shareholders of $929 in 2010 increased 143% compared to Net income attributable to Eaton common shareholders of $383 in 2009 and Net income per common share of $2.73 in 2010 increased 141% over Net income per common share of $1.14 in 2009. The increases were primarily due to higher sales in 2010 and the factors that affected gross profit, partially offset by higher income tax expense in 2010 as discussed above. Net income attributable to Eaton common shareholders in 2010 was unfavorably impacted by a $36 pretax charge related to a legal judgment in Brazil. See Other Matters for additional information related to this legal judgment.
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
Electrical Americas

	2011	Change from 2010	2010	Change from 2009	2009
Net sales	$4,192	14%	$3,675	8%	$3,410

Operating profit	605	14%	529	2%	518
Operating margin	14.4%		14.4%		15.2%

Acquisition integration charges	$8		$2		$4

Before acquisition integration charges
Operating profit	$613	15%	$531	2%	$522
Operating margin	14.6%		14.4%		15.3%
Net sales increased 14% in 2011 compared to 2010 due to an increase of 11% in core sales, an increase of 2% from the acquisition of businesses, and an increase of 1% from the favorable impact of foreign exchange. The increase in net sales in 2011 was due to strong growth in industrial controls and nonresidential electrical markets. Net sales increased 8% in 2010 compared to 2009 due to an increase in core sales of 5%, an increase of 1% from the favorable impact of foreign exchange, and an increase of 2% from the acquisitions of businesses. Contributing to stronger sales in 2010 was growth in the power quality and industrial control businesses, rebounding from the depressed end market levels of 2009, as well as sales related to government stimulus programs. This increase in sales was partially offset by a decline in non-residential electrical end markets.
Operating profit before acquisition integration charges in 2011 increased 15% from 2010. The increase was largely due to higher net sales as noted above, partially offset by higher raw materials and commodity costs, including losses associated with commodity hedge contracts due to significant declines in metal prices late in September. Operating profit before acquisition integration charges in 2010 increased 2% from 2009 largely due to the increase in sales during 2010, net savings resulting from workforce reductions taken in 2009, and manufacturing efficiencies resulting from higher sales volumes. These increases were partially offset by the cessation of temporary cost-savings measures introduced in 2009, higher raw material costs, and increased support costs as operations returned to normal operating levels compared to the depressed levels in 2009.

Electrical Rest of World

	2011	Change from 2010	2010	Change from 2009	2009
Net sales	$2,984	9%	$2,748	11%	$2,483

Operating profit	278	5%	264	147%	107
Operating margin	9.3%		9.6%		4.3%

Acquisition integration charges	$2		$33		$60

Before acquisition integration charges
Operating profit	$280	(6)%	$297	78%	$167
Operating margin	9.4%		10.8%		6.7%
Net sales increased 9% in 2011 compared to 2010 due to an increase of 6% from the favorable impact of foreign exchange, an increase of 2% from the acquisition of businesses, and an increase in core sales of 1%. Sales growth in 2011 compared to 2010 was negatively impacted by economic volatility in Europe and restrictions on credit availability in China. Net sales increased 11% in 2010 compared to 2009 due to an increase in core sales of 11% and an increase of 1% from the acquisition of certain businesses, partially offset by a 1% reduction from foreign exchange. The growth in core sales in 2010 was due to the rebound in European and Asian end markets from the depressed levels of 2009.
Operating profit before acquisition integration charges in 2011 decreased 6% from 2010. The decrease in operating profit was primarily due to a decline in the residential solar market, higher raw material and commodity costs, and losses associated with commodity hedge contracts due to significant declines in metal prices late in September. Operating profit before acquisition integration charges in 2010 increased 78% from 2009 largely due to the increase in sales during 2010, net savings resulting from workforce reductions taken in 2009, and manufacturing efficiencies resulting from higher sales volumes. These increases were partially offset by the cessation of temporary cost-savings measures introduced in 2009, and increased support costs as operations returned to normal operating levels compared to the depressed levels in 2009.
Hydraulics

	2011	Change from 2010	2010	Change from 2009	2009
Net sales	$2,835	28%	$2,212	31%	$1,692

Operating profit	438	57%	279	447%	51
Operating margin	15.4%		12.6%		3.0%

Acquisition integration charges	$4		$1		$3

Before acquisition integration charges
Operating profit	$442	58%	$280	419%	$54
Operating margin	15.6%		12.7%		3.2%
Net sales in 2011 increased 28% compared to 2010 due to higher core sales of 20%, an increase of 5% from the acquisition of businesses, and an increase of 3% from the favorable impact of foreign exchange. The increase in core sales was driven by global hydraulics markets, which grew particularly rapidly in the United States, and the positive impact of pricing actions implemented during the latter part of 2011 in response to increased raw material and commodity costs. Net sales in 2010 increased 31% compared to 2009 due to higher core sales of 30% and an increase of 1% from the favorable impact of foreign exchange. The increase in core sales was driven by global hydraulics markets, which rebounded from the depressed market conditions of 2009.

Operating profit before acquisition integration charges in 2011 increased 58% from 2010, due to the same factors noted above that impacted Net sales. Operating profit before acquisition integration charges in 2010 increased 419% from 2009, primarily due to the increase in sales in 2010, net savings resulting from the workforce reductions taken in 2009, and manufacturing efficiencies resulting from higher sales volumes. These increases were partially offset by the cessation of temporary cost-savings measures introduced in 2009, higher raw material costs, and increased support costs as operations returned to normal operating levels compared to the depressed levels in 2009.
Aerospace

	2011	Change from 2010	2010	Change from 2009	2009
Net sales	$1,648	7%	$1,536	(4)%	$1,602

Operating profit	244	11%	220	(10)%	245
Operating margin	14.8%		14.3%		15.3%

Acquisition integration charges	$—		$4		$12

Before acquisition integration charges
Operating profit	$244	9%	$224	(13)%	$257
Operating margin	14.8%		14.6%		16.0%
Net sales in 2011 increased 7% compared to 2010 due to higher core sales of 6% and an increase of 1% from the favorable impact of foreign exchange. Growth in 2011 was primarily driven by higher customer demand in commercial OEM markets and commercial aftermarkets. Net sales in 2010 declined 4% compared to 2009, driven primarily by slow conditions in the commercial aftermarket, reduced production of commercial transports in the U.S., and a small decline in defense aerospace markets.
Operating profit before acquisition integration charges in 2011 increased 9% from 2010. The increase was primarily due to higher sales volumes and growth in the commercial markets noted above, partially offset by increased expenses stemming from changes in scope, program delays, and execution of new customer programs during the first half of 2011. Operating profit before acquisition integration charges in 2010 decreased 13% from 2009, primarily due to the decline in sales in 2010. The decline also reflected the cessation of temporary cost-savings measures introduced in 2009 and increased support costs.
Truck

	2011	Change from 2010	2010	Change from 2009	2009
Net sales	$2,644	32%	$1,997	37%	$1,457

Operating profit	486	98%	245	528%	39
Operating margin	18.4%		12.3%		2.7%
Net sales increased 32% in 2011 compared to 2010 due to an increase in core sales of 29% and an increase of 3% from the favorable impact of foreign exchange. The increase in core sales reflects the continuing rebound in global end markets and in particular strong growth in the NAFTA Class 8 truck market. Net sales increased 37% in 2010 compared to 2009 due to an increase in core sales of 32% and an increase of 5% from the favorable impact of foreign exchange. The increase in core sales reflects the sharp rebound in global end markets, led by a recovery in NAFTA heavy-duty truck markets and strong markets in Brazil truck and agriculture vehicle production.
Operating profit in 2011 increased 98% compared to 2010 primarily due to higher sales volumes in 2011 and the resulting manufacturing efficiencies. Operating profit in 2010 increased 528% from 2009 primarily due to the increase in sales in 2010, net savings resulting from the workforce reductions taken in 2009, and manufacturing efficiencies resulting from higher sales volumes. These increases were partially offset by the cessation of temporary cost-savings measures introduced in 2009, higher raw material costs, and increased support costs as operations returned to normal operating levels compared to the depressed levels in 2009.

Automotive

	2011	Change from 2010	2010	Change from 2009	2009
Net sales	$1,746	13%	$1,547	26%	$1,229

Operating profit	209	28%	163	NM	(10)
Operating margin	12.0%		10.5%		NM
Net sales increased 13% in 2011 compared to 2010 due to an increase in core sales of 12% and an increase of 2% from the favorable impact of foreign exchange, offset by a 1% decrease related to a business divestiture. The increase in core sales in 2011 is due to the continued rebound in global automotive markets. Net sales increased 26% in 2010 from 2009, reflecting a rebound in global automotive markets from the recessionary conditions of 2009.
Operating profit in 2011 increased 28% from 2010 primarily due to higher sales volumes. Operating profit in 2010 increased from 2009 primarily due to the increase in sales in 2010, net savings resulting from workforce reductions taken in 2009, and manufacturing efficiencies resulting from higher sales volumes. These increases were partially offset by the cessation of temporary cost-savings measures introduced in 2009 and increased support costs as operations returned to normal operating levels compared to the depressed levels in 2009.
Corporate Expense

	2011	Change from 2010	2010	Change from 2009	2009
Amortization of intangible assets	$190	5%	$181	6%	$170
Interest expense-net	118	(13)%	136	(9)%	150
Pension and other postretirement benefits expense	142	18%	120	(43)%	212
Other corporate expense-net	257	13%	227	97%	115
Total corporate expense	$707	6%	$664	3%	$647
Total Corporate expense increased 6% in 2011 to $707 from $664 in 2010 due to an 18% increase in Pension and other postretirement benefits expense primarily related to changes in the discount rate and asset return assumptions, a 13% increase in Other corporate expense-net due to the adjustment to the LIFO reserve and higher general corporate expense as Eaton continues to add resources to support its growth, and a 5% increase in Amortization of intangible assets resulting from acquisitions of businesses. Total Corporate expense increased 3% in 2010 to $664 from $647 in 2009 due primarily to a 97% increase in Other corporate expense-net as Eaton returned to normal operating levels in 2010 from the depressed levels of 2009, a pretax charge of $36 related to a legal judgment in Brazil and higher expense associated with LIFO inventory. These items were partially offset by a 43% decrease in Pension and other postretirement benefits expense due to the absence of pension settlement and curtailment expense in 2010 that were incurred in 2009 as a result of limitations imposed by the Pension Protection Act on pension lump-sum distributions and the 2009 workforce reduction.

2012 FORWARD-LOOKING PERSPECTIVE
As of late February, Eaton estimates its end markets for all of 2012 will grow 5%, with markets in all six segments registering growth. The Company anticipates that it will outgrow its end markets in 2012 by approximately $320 in Net sales. The incremental revenues in 2012 from recent acquisitions of businesses, net of a divestiture in 2011, are expected to total $315. Overall, Eaton anticipates its revenues in 2012 will grow by 6% compared to 2011.

•	End markets for the Electrical Americas segment are expected to grow 5% in 2012.

•	End markets for the Electrical Rest of World segment are expected to grow 1% in 2012, with Asia Pacific growth of 3% and a 1% decline in Europe.

•	Global hydraulics markets are anticipated to grow 4% in 2012, with United States markets up 6% and non-United States markets up 2%.

•	End markets for the Aerospace segment are expected to grow 5% in 2012.

•	End markets for the Truck segment are expected to grow 9% in 2012, with United States markets up 16% and non-United States markets up 4%.

•	End markets for the Automotive segment are expected to grow 5% in 2012, with United States automotive production up 7% and non-United States production up 4%.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through $1,500 of credit facilities, of which $500 expires each year in 2012, 2013 and 2016, respectively. These facilities support Eaton’s commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at December 31, 2011. Eaton's non-United States operations also had available short-term lines of credit of approximately $1,181 at December 31, 2011. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business.
During 2011, Eaton issued $300 floating rate senior unsecured Notes due June 16, 2014. The Company also refinanced a $500, five-year revolving credit facility which maintains long-term revolving credit facilities at a total of $1,500. For additional information on these financing transactions, see Note 5 to the Consolidated Financial Statements.
Eaton’s credit facilities and indentures governing certain long-term debt contain various covenants, the violation of which would limit or preclude the use of the credit facilities for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At Eaton’s present credit rating level, the most restrictive financial covenant provides that the ratio of secured debt (or lease payments due under a sale and leaseback transaction) to adjusted consolidated net worth (or consolidated net tangible assets, in each case as defined in the relevant credit agreement or indenture) may not exceed 10%. In each case, the ratio was substantially below the required threshold. In addition, Eaton is in compliance with each of its debt covenants for all periods presented.
Undistributed Assets of Non-U.S. Subsidiaries
At December 31, 2011, approximately 59% of the Company's consolidated cash and short-term investments resided in non-U.S. locations. These funds are considered permanently reinvested to be used to expand operations either organically or through acquisitions outside the U.S. The largest growth areas that are expected to require capital are in developing foreign markets such as Africa, Brazil, China, India, the Middle East and Southeast Asia. The Company's U.S. operations generate cash flow sufficient to satisfy U.S. operating requirements. The Company does not intend to repatriate any significant amounts of cash to the U.S. in the foreseeable future.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $1,248 in 2011, a decrease of $34 compared to $1,282 in 2010. Operating cash flows in 2011 were primarily impacted by higher net income in 2011, which was more than offset by increased contributions to defined benefits plans, particularly contributions of $154 to other postretirement benefits plans that were not contributed in 2010, and higher working capital requirements compared to 2010. For additional information on postretirement benefits plans, see Note 6 to the Consolidated Financial Statements.
Net cash provided by operating activities was $1,282 in 2010, a decrease of $126 compared to $1,408 in 2009. Operating cash flows in 2010 reflected higher net income of $937 compared to $385 in 2009. Higher net income in 2010 primarily resulted from increased sales due to the global economic recovery during the year and the positive effect of recent changes in the Company’s cost structure. Cash provided by operating activities in 2010 was lowered by increased contributions to pension plans of $403 compared to $271 in 2009. Net working capital funding was neutral in 2010 compared to a source of funds of $749 in 2009.

Investing Cash Flow
Net cash used in investing activities was $800 in 2011, a decrease of $212 compared to $1,012 in 2010. The decrease in 2011 was principally due to cash proceeds of $103 from the sale of short-term investments compared to purchases of $392 in 2010, partially offset by an increase in capital expenditures to $568 in 2011 from $394 in 2010, both of which are related to higher liquidity requirements as the Company returns to growth from the depressed levels of 2009. Investing cash flow usage included $325 related to the acquisitions of businesses, the largest of which were Internormen Technology Group, E. Begerow GmbH & Co. KG, and ACTOM Low Voltage. Higher capital expenditures were due to the Company's increased investments in property, plant and equipment to facilitate growth. Eaton expects $600 in capital expenditures in 2012.
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
For additional information on business acquisitions see to Note 2 to the Consolidated Financial Statements.
Financing Cash Flow
Net cash used in financing activities was $381 in 2011, an increase of $120 compared to a use of cash of $261 in 2010. The increase was primarily due to share repurchases of $343 in 2011 and an increase of $99 in cash dividends paid in 2011 to Eaton common shareholders, partially offset by proceeds received from a $300 debt issuance completed by Eaton during 2011. Higher cash dividends paid was due to an increase in the quarterly cash dividend paid per common share from $1.08 to $1.36 per share, which was announced during the first quarter of 2011.
Net cash used in financing activities was $261 in 2010, a decrease of $800 compared to $1,061 in 2009. The decrease was primarily due to the use of cash in 2009 to markedly reduce long-term debt, with over $887 of debt paid off during the year.
Net-Debt-to-Capital Ratio
The net-debt-to-capital ratio was 26.5% at December 31, 2011 compared to 23.7% at December 31, 2010. The increase reflected the combined effect during 2011 of the $315 increase in total debt, the $87 decrease in cash and short-term investments, and the $107 increase in Eaton shareholders' equity.
Credit Ratings
A summary of Eaton’s credit rating follows:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Stable outlook
Moody's	A3/P-2	Stable outlook
Fitch	A-/F2	Stable outlook
Defined Benefits Plans
Pension Plans
During 2011, the fair value of plan assets in the Company’s employee pension plans increased $144 to $2,653 at December 31, 2011. The increase in plan assets was primarily due to contributions in excess of benefit payments and plan related expenses. At December 31, 2011, the net unfunded position of $1,751 in pension liabilities consisted of $1,086 in the U.S. Qualified Pension Plan, $618 in plans that have no minimum funding requirements, and $125 in all other plans that require minimum funding, partially offset by $78 in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2011, $372 was contributed to the pension plans. The Company contributed $304 to the U.S. Qualified Pension Plan in early 2012 and anticipates making an additional $108 of contributions to certain pension plans during 2012. The funded status of the Company’s pension plans at the end of 2012, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. Depending on these factors, and the resulting funded status of the pension plans, the level of future contributions could be materially higher or lower than in 2011.

Other Postretirement Benefits Plans
During 2011, Eaton contributed $154 into a Voluntary Employee Benefit Association (VEBA) trust for the pre-funding of postretirement Medicare Part D prescription drug benefits for the Company's eligible United States employees and retirees.
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
Eaton records reductions to revenue for customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels or other objectives.
Impairment of Goodwill and Other Long-Lived Assets
Goodwill and indefinite life intangible assets are evaluated annually for impairment as of July 1 using qualitative analysis, a discounted cash flow model and other valuation techniques. Additionally, goodwill and indefinite life intangible assets are evaluated for impairment whenever events or circumstances indicate there may be a possible permanent loss of value. Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton's operating segments, and based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment, as this represents the lowest level that constitutes a business and for which discrete financial information is available and is the level which management regularly reviews the operating results.
Qualitative Analysis
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

Impairment testing for 2011 was performed by assessing certain qualitative trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to, and based on, the assumptions used in the quantitative assessment performed in 2010. For 2011, it is more likely than not that the fair value of Eaton's reporting units continues to substantially exceed the respective carrying amount.
Quantitative Analysis
In 2010, goodwill was tested based on a discounted cash flow model to estimate the fair value of each operating segment, which considers forecasted cash flows discounted at an estimated weighted-average cost of capital. The Company selected the discounted cash flow methodology as it believes that it is comparable to what would be used by market participants. The forecasted cash flows are based on the Company's long-term operating plan, and a terminal value is used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective operating segment. Sensitivity analyses are performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. For 2010, the fair value of Eaton's reporting units substantially exceeded the respective carrying values.
Indefinite life intangible assets primarily consist of trademarks. The fair value of these assets are determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2011, the fair value of indefinite lived intangible assets substantially exceeded the respective carrying value.
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
Management evaluates the realizability of deferred income tax assets for each jurisdiction in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in a three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in a three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in a particular country, prudent and feasible tax planning strategies, and estimates of future earnings and taxable income using the same assumptions as the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance. For additional information about income taxes, see Note 8 to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits Plans
The measurement of liabilities related to pension plans and other postretirement benefits plans is based on assumptions related to future events including interest rates, return on plan assets, rate of compensation increases, and health care cost trend rates. Actual plan asset performance will either reduce or increase losses included in accumulated other comprehensive loss, which ultimately affects net income.
The discount rate for United States plans was determined by discounting the expected future benefit payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date and solving for the single rate that generated the same benefit obligation. Only bonds rated Aa3 or better by Moody’s Investor Services were included. Callable bonds and certain other bonds with uncertain pricing were eliminated. Finally, a subset of bonds was selected by grouping the universe of bonds by duration and retaining 50% of the bonds that had the highest yields.
The discount rates for non-United States plans are determined by region and are based on high quality long-term corporate and government bonds. Consideration has been given to the duration of the liabilities in each plan for selecting the bonds to be used in determining the discount rate.
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $32 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $53 effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have approximately a $1 effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have approximately a $4 effect on expense for other postretirement benefits plans. Additional information related to changes in key assumptions used to recognize expense for other postretirement benefits plans is found in Note 6 to the Consolidated Financial Statements.
Environmental Contingencies
As a result of past operations, Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the federal Superfund law at a number of disposal sites.
A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be incurred over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. At December 31, 2011 and 2010, $62 and $71 was accrued for these costs.
Based upon Eaton's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably possible to exceed the recorded liability by an amount that would have a material effect on its financial position, results of operations or cash flows.

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
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. The Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2011, Eaton had $1,500 of long-term revolving credit facilities with banks in support of its commercial paper program. It has no direct borrowings outstanding under these credit facilities. Eaton’s non-United States operations also had available short-term lines of credit of approximately $1,181 at December 31, 2011.

Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2011, a 100 basis point increase in short-term interest rates would have increased the Company’s net, pretax interest expense by $3.2.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point decrease in interest rates at December 31, 2011, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would increase by $211.
Foreign currency risk is the risk of economic losses due to adverse changes in foreign currency exchange rates. The Company mitigates foreign currency risk by funding some investments in foreign markets through local currency financings. Such non-United States dollar debt was $154 at December 31, 2011. To augment Eaton’s non-United States dollar debt portfolio, the Company also enters into forward foreign exchange contracts and foreign currency swaps from time to time to mitigate the risk of economic loss in its foreign investments. At December 31, 2011, the aggregate balance of such contracts was $341. Eaton also monitors exposure to transactions denominated in currencies other than the functional currency of each country in which the Company operates, and regularly enters into forward contracts to mitigate that exposure. In the aggregate, Eaton’s portfolio of forward contracts related to such transactions was not material to its Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS
A summary of contractual obligations as of December 31, 2011 follows:

	2012	2013 to 2014	2015 to 2016	After 2016	Total
Long-term debt (1)	$321	$880	$104	$2,197	$3,502
Interest expense related to long-term debt	185	313	276	970	1,744
Reduction of interest expense from interest rate swap agreements related to long-term debt	(36)	(54)	(33)	(77)	(200)
Operating leases	146	210	115	79	550
Purchase obligations	624	75	62	108	869
Other long-term obligations	420	24	24	32	500
Total	$1,660	$1,448	$548	$3,309	$6,965

(1) Long-term debt excludes deferred gains and losses on derivatives related to debt, adjustments to fair market value, and premiums and discounts on long-term debentures.
Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate, related to the debt instrument. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders and commitments under ongoing service arrangements. Other long-term obligations principally include anticipated contributions of $412 to pension plans in 2012 and $81 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date.
The table above does not include future expected pension benefit payments or expected other postretirement benefits payments. Information related to the amounts of these future payments is described in Note 6 to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. At December 31, 2011, the gross liability for unrecognized income tax benefits totaled $236 and interest and penalties were $29.

OTHER MATTERS
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At December 31, 2011, the Company has a total accrual of 70 Brazilian Reais related to this matter ($37 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($32 based on current exchange rates) with an additional 10 Brazilian Reais recognized in 2011 ($5 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. On September 27, 2011, the Superior Court of Justice accepted two of the appeals and on November 21, 2011, Eaton's remaining appeal was accepted. These appeals will be heard in due course.
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

FORWARD-LOOKING STATEMENTS
This Annual Report to Shareholders contains forward-looking statements concerning Eaton's full year 2012 sales, the performance in 2012 of its worldwide end markets, and Eaton's 2012 growth in relation to end markets, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

QUARTERLY DATA (unaudited)

	Quarter ended in 2011				Quarter ended in 2010
(In millions except per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$4,033	$4,123	$4,090	$3,803	$3,663	$3,571	$3,378	$3,103
Gross profit	1,216	1,223	1,228	1,121	1,098	1,091	991	902
Percent of net sales	30.2%	29.7%	30.0%	29.5%	30.0%	30.6%	29.3%	29.1%
Income before income taxes	390	432	396	335	293	305	251	187
Net income	$361	$367	$338	$286	$283	$269	$229	$156
Adjustment for net loss (income) for noncontrolling interests	1	(2)	(2)	1	(3)	(1)	(3)	(1)
Net income attributable to Eaton common shareholders	$362	$365	$336	$287	$280	$268	$226	$155

Net income per common share
Diluted	$1.07	$1.07	$0.97	$0.83	$0.82	$0.78	$0.66	$0.46
Basic	$1.08	$1.07	$0.99	$0.84	$0.83	$0.80	$0.67	$0.46

Cash dividends paid per common share	$0.34	$0.34	$0.34	$0.34	$0.29	$0.29	$0.25	$0.25

Market price per common share
High	$47.44	$53.23	$56.42	$56.49	$51.35	$42.17	$40.89	$38.47
Low	$33.09	$33.97	$45.79	$48.57	$40.49	$31.48	$32.66	$30.42

Earnings per share for the four quarters in a year may not equal full year earnings per share.

Significant non-recurring adjustments included in Income before income taxes are as follows:

	Quarter ended in 2011				Quarter ended in 2010
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Acquisition integration charges	$5	$4	$2	$3	$15	$7	$9	$9

TEN-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)

(In millions except for per share data)	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Continuing operations
Net sales	$16,049	$13,715	$11,873	$15,376	$13,033	$12,232	$10,874	$9,547	$7,796	$6,983
Income before income taxes	1,553	1,036	303	1,140	1,055	979	969	756	475	378
Income after income taxes	$1,352	$937	$385	$1,067	$973	$907	$788	$633	$368	$272
Income from discontinued operations	—	—	—	3	35	53	22	22	30	23
Net income	1,352	937	385	1,070	1,008	960	810	655	398	295
Less net income for noncontrolling interests	(2)	(8)	(2)	(12)	(14)	(10)	(5)	(7)	(12)	(14)
Net income attributable to Eaton common shareholders	$1,350	$929	$383	$1,058	$994	$950	$805	$648	$386	$281

Net income per common share - diluted
Continuing operations	$3.93	$2.73	$1.14	$3.25	$3.19	$2.94	$2.54	$2.00	$1.18	$0.90
Discontinued operations	—	—	—	0.01	0.12	0.17	0.08	0.07	0.10	0.08
Total	$3.93	$2.73	$1.14	$3.26	$3.31	$3.11	$2.62	$2.07	$1.28	$0.98

Net income per common share - basic
Continuing operations	$3.98	$2.76	$1.16	$3.29	$3.26	$2.99	$2.61	$2.05	$1.20	$0.91
Discontinued operations	—	—	—	0.01	0.12	0.17	0.07	0.07	0.11	0.09
Total	$3.98	$2.76	$1.16	$3.30	$3.38	$3.16	$2.68	$2.12	$1.31	$1.00

Weighted-average number of common shares outstanding
Diluted	342.8	339.5	335.8	324.6	300.6	305.8	308.0	314.2	301.0	286.8
Basic	338.3	335.5	332.7	320.4	294.6	300.4	300.4	306.2	295.8	282.4

Cash dividends paid per common share	$1.36	$1.08	$1.00	$1.00	$0.86	$0.74	$0.62	$0.54	$0.46	$0.44

Total assets	$17,873	$17,252	$16,282	$16,655	$13,430	$11,417	$10,218	$9,075	$8,223	$7,138
Long-term debt	3,366	3,382	3,349	3,190	2,432	1,774	1,830	1,734	1,651	1,887
Total debt	3,773	3,458	3,467	4,271	3,417	2,586	2,464	1,773	1,953	2,088
Eaton shareholders' equity	7,469	7,362	6,777	6,317	5,172	4,106	3,778	3,606	3,117	2,302
Eaton shareholders' equity per common share	$22.34	$21.66	$20.39	$19.14	$17.71	$14.04	$12.72	$11.76	$10.19	$8.15
Common shares outstanding	334.4	339.9	332.3	330.0	292.0	292.6	297.0	306.6	306.0	282.4

Eaton Corporation
2011 Annual Report on Form 10-K
Exhibit Index

3 (i)	Amended Articles of Incorporation (amended and restated as of April 27, 2011) - Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2011

3 (ii)	Amended Regulations (amended and restated as of April 27, 2011) - Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2011

4 (a)	Pursuant to Regulation S-K Item 601(b) (4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts

	(a)	Senior Executive Incentive Compensation Plan (effective January 1, 2008) - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

	(b)	Executive Incentive Compensation Plan (effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2005

	(c)	2005 Non-Employee Director Fee Deferral Plan (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(d)	Deferred Incentive Compensation Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(e)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(f)	Incentive Compensation Deferral Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(g)	Limited Eaton Service Supplemental Retirement Income Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(h)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(i)	Form of Restricted Share Unit Agreement (2 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(j)	Form of Restricted Share Unit Agreement (4 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(k)	Form of Restricted Share Agreement (2 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(l)	Form of Restricted Share Agreement (4 year vesting) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(m)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

	(n)	Form of Stock Option Agreement for Executives (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(o)	Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

	(p)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(q)	2002 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 15, 2002

(r)	2004 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 19, 2004

(s)	2008 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(t)	2009 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 2009

(u)
Plan for the Deferred Payment of Directors’ Fees (originally adopted in 1985 and amended effective September 24, 1996, January 28, 1998, January 23, 2002, February 24, 2004, December 8, 2004 and, in certain respects, January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(v)	1996 Non-Employee Director Fee Deferral Plan (amended and restated effective January 1, 2005) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2006

(w)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(x)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(y)	Form of Indemnification Agreement entered into with directors of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed January 26, 2007

(z)	Executive Strategic Incentive Plan (amended and restated January 1, 2008) - Incorporated by reference to the definitive Proxy Statement dated March 14, 2008

(aa)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(bb)	Supplemental Executive Strategic Incentive Plan (effective as of June 25, 2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(cc)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(dd)	1998 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 13, 1998

(ee)	Incentive Compensation Deferral Plan (amended and restated October 1, 1997) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2000

(ff)	Trust Agreement - Officers and Employees (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(gg)	Trust Agreement - Non-employee Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(hh)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ii)	1991 Stock Option Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ll)
Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(mm)
Amended and Restated Grantor Trust Agreement for Non-Employee Directors’ Deferred Fees Plans - effective January 1, 2010 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2010

(nn)
Amended and Restated Grantor Trust Agreement for Employees’ Deferred Compensation Plans - effective January 1, 2010 - Incorporated by reference to the Form 10-K Report for the year ended
December 31, 2010

12		Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14		Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21		Subsidiaries of Eaton Corporation - Filed in conjunction with this Form 10-K Report *

23		Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24		Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1		Certification of Chief Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2		Certification of Chief Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1		Certification of Chief Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2		Certification of Chief Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS		XBRL Instance Document *

101.SCH		XBRL Taxonomy Extension Schema Document *

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB		XBRL Taxonomy Extension Label Linkbase Document *

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Notes to Consolidated Financial Statements for the year ended December 31, 2011.
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