Form 10-Q
period 2012-03-31
EATON CORP
filed 2012-04-24
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 336.5 million Common Shares outstanding as of March 31, 2012.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2012	2011
Net sales	$3,960	$3,803

Cost of products sold	2,754	2,682
Selling and administrative expense	702	665
Research and development expense	105	105
Interest expense-net	28	32
Other expense (income)-net	3	(16)
Income before income taxes	368	335
Income tax expense	57	49
Net income	311	286
Adjustment for net loss for noncontrolling interests	—	1
Net income attributable to Eaton common shareholders	$311	$287

Net income per common share
Diluted	$0.91	$0.83
Basic	0.93	0.84

Weighted-average number of common shares outstanding
Diluted	339.8	345.7
Basic	335.4	340.1

Cash dividends paid per common share	$0.38	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2012	2011
Net income	$311	$286
Adjustment for net loss for noncontrolling interests	—	1
Net income attributable to Eaton common shareholders	311	287

Other comprehensive income (loss), net of tax
Foreign currency translation and related hedging instruments	172	217
Pensions and other postretirement benefits	38	16
Cash flow hedges	16	(1)
Other comprehensive income	226	232
Adjustment for other comprehensive income for noncontrolling interests	—	(1)
Other comprehensive income attributable to Eaton common shareholders	226	231

Total comprehensive income attributable to Eaton common shareholders	$537	$518

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2012	December 31, 2011
Assets
Current assets
Cash	$367	$385
Short-term investments	444	699
Accounts receivable-net	2,588	2,444
Inventory	1,779	1,701
Other current assets	704	597
Total current assets	5,882	5,826

Property, plant and equipment-net	2,660	2,602

Other noncurrent assets
Goodwill	5,605	5,537
Other intangible assets	2,192	2,192
Deferred income taxes	1,057	1,134
Other assets	597	582
Total assets	$17,993	$17,873

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$86	$86
Current portion of long-term debt	319	321
Accounts payable	1,530	1,491
Accrued compensation	297	420
Other current liabilities	1,333	1,319
Total current liabilities	3,565	3,637

Noncurrent liabilities
Long-term debt	3,345	3,366
Pension liabilities	1,511	1,793
Other postretirement benefits liabilities	640	642
Deferred income taxes	450	442
Other noncurrent liabilities	528	501
Total noncurrent liabilities	6,474	6,744

Shareholders’ equity
Eaton shareholders’ equity	7,933	7,469
Noncontrolling interests	21	23
Total equity	7,954	7,492
Total liabilities and equity	$17,993	$17,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2012	2011
Operating activities
Net income	$311	$286
Adjustments to reconcile to net cash used in operating activities
Depreciation and amortization	140	139
Contributions to pension plans	(330)	(282)
Contributions to other postretirement benefits plans	(15)	(16)
Changes in working capital	(388)	(418)
Other-net	184	(13)
Net cash used in operating activities	(98)	(304)

Investing activities
Capital expenditures for property, plant and equipment	(105)	(88)
Sales of short-term investments-net	262	348
Other-net	(16)	6
Net cash provided by investing activities	141	266

Financing activities
Borrowings with original maturities of more than three months
Proceeds	—	5
Payments	(2)	(17)
Borrowings with original maturities of less than three months-net (primarily commercial paper)	1	19
Cash dividends paid	(127)	(116)
Exercise of equity-based awards	43	53
Repurchase of shares	—	(50)
Excess tax benefit from equity-based compensation	13	—
Other-net	3	—
Net cash used in financing activities	(69)	(106)

Effect of foreign exchange rate changes on cash	8	12
Total decrease in cash	(18)	(132)
Cash at the beginning of the period	385	333
Cash at the end of the period	$367	$201

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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2011 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the SEC.
Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.	ACQUISITIONS OF BUSINESSES
In 2012 and 2011, Eaton acquired businesses and entered into a joint venture in separate transactions. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. These transactions and the related annual sales prior to acquisition are summarized below:

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

On February 20, 2012, Eaton reached an agreement to acquire Polimer Kaucuk Sanayi ve Pazarlama A.S., a Turkish manufacturer of hydraulic and industrial hose. This business sells its products under the SEL brand name and had sales of $335 for 2011. The acquisition is expected to close in the second quarter of 2012 and will be included in the Hydraulics segment. The terms of the agreement are subject to customary closing conditions.
On April 5, 2012, Eaton reached an agreement to acquire substantially all the shares of Jeil Hydraulics Co., Ltd., a Korean manufacturer of hydraulic motors and valves with sales of $189 for 2011. The acquisition is expected to close early in the third quarter of 2012 and will be included in the Hydraulics segment. The terms of the agreement are subject to customary closing conditions.

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs charges related to the integration of acquired businesses. A summary of these charges follows:

	Three months ended March 31
	2012	2011
Business segment
Electrical Americas	$1	$3
Electrical Rest of World	1	—
Hydraulics	1	—
Total integration charges before income taxes	$3	$3
After-tax integration charges	$2	$2
Per common share	$0.01	$0.01
Charges in 2012 were related primarily to ACTOM Low Voltage, E. Begerow GmbH & Co. KG, Tuthill Coupling Group and Internormen Technology Group. Charges in 2011 were related primarily to CopperLogic, Wright Line Holding and EMC Engineers. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Note 12. Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 2 for additional information about business acquisitions.

Note 4.	GOODWILL
A summary of goodwill follows:

	March 31, 2012	December 31, 2011
Electrical Americas	$2,074	$2,043
Electrical Rest of World	1,000	981
Hydraulics	1,129	1,116
Aerospace	1,044	1,040
Truck	150	150
Automotive	208	207
Total goodwill	$5,605	$5,537
The increase in goodwill in 2012 was primarily due to foreign currency translation. For additional information regarding acquired businesses, see Note 2.

Note 5.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	Three months ended March 31
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2012	2011	2012	2011	2012	2011
Service cost	$29	$23	$12	$13	$4	$4
Interest cost	34	33	19	20	9	10
Expected return on plan assets	(45)	(41)	(19)	(18)	(1)	—
Amortization	29	19	4	3	4	3
	47	34	16	18	16	17
Settlement loss	4	3	2	—	—	—
Total expense	$51	$37	$18	$18	$16	$17

Note 6.	LEGAL CONTINGENCIES
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At March 31, 2012, the Company has a total accrual of 72 Brazilian Reais related to this matter ($39 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($33 based on current exchange rates) with an additional 12 Brazilian Reais recognized through March 31, 2012 ($6 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. On September 27, 2011, the Superior Court of Justice accepted two of the appeals and on November 21, 2011, Eaton's remaining appeal was accepted. These appeals will be heard in due course.
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

Note 7.	INCOME TAXES
The effective tax rate for the first quarter of 2012 was 15.6% compared to 14.5% for the first quarter of 2011. The higher effective tax rate in the first quarter of 2012 was primarily attributable to greater levels of income in high tax rate jurisdictions and the expiration of the U.S. Research and Experimentation tax credit as of December 31, 2011.

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
The Company firmly believes that the proposed assessments are without merit. The Company also believes that it was in full compliance with the terms of the two APAs and that the IRS's unilateral attempt to retroactively cancel these two binding contracts is also without merit and represents a breach of the two contracts. On February 29, 2012, the Company filed a Petition with the U.S. Tax Court in which it asserted that the transfer pricing established in the two APA contracts meets the arms-length standard set by the U.S. income tax law, that the transfer pricing the Company has used is in full compliance with U.S. income tax laws, and accordingly, that the two APA contracts should be enforced in accordance with their terms. The Company believes that the ultimate resolution of this matter will not have a material impact on its consolidated financial statements.

Note 8.	EQUITY
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2011	$7,469	$23	$7,492
Net income	311	—	311
Other comprehensive income	226	—	226
Cash dividends paid	(127)	(2)	(129)
Issuance of shares under equity-based compensation plans-net	54	—	54
Balance at March 31, 2012	$7,933	$21	$7,954
Net Income per Common Share
A summary of the calculation of net income per common share attributable to common shareholders follows:

	Three months ended March 31
(Shares in millions)	2012	2011
Net income attributable to Eaton common shareholders	$311	$287

Weighted-average number of common shares outstanding-diluted	339.8	345.7
Less dilutive effect of stock options and restricted stock awards	4.4	5.6
Weighted-average number of common shares outstanding-basic	335.4	340.1

Net income per common share
Diluted	$0.91	$0.83
Basic	0.93	0.84
For the first quarter of 2012 and 2011, 0.9 million and 0.1 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive.

Note 9.	FAIR VALUE MEASUREMENTS
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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
March 31, 2012
Cash	$367	$367	$—	$—
Short-term investments	444	444	—	—
Net derivative contracts	46	—	46	—
Long-term debt converted to floating interest rates by interest rate swaps - net	56	—	56	—

December 31, 2011
Cash	$385	$385	$—	$—
Short-term investments	699	699	—	—
Net derivative contracts	46	—	46	—
Long-term debt converted to floating interest rates by interest rate swaps - net	66	—	66	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $3,664 and fair value of $4,212 at March 31, 2012 compared to $3,687 and $4,273, respectively, at December 31, 2011. The fair value of debt is determined based on trade information in the financial markets of the Company's public debt and is considered a Level 2 fair value measurement.

Note 10.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Debt denominated in foreign currency and designated as non-derivative net investment hedging instruments was $122 at March 31, 2012 and $129 at December 31, 2011.
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Other long-term liabilities	Type of hedge	Term
March 31, 2012
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,290	$—	$61	$—	$5	Fair value	1 to 22 years
Floating-to-fixed interest rate swaps	300	—	—	—	1	Cash flow	2 years
Foreign currency exchange contracts	408	6	—	1	—	Cash flow	12 to 36 months
Commodity contracts	51	—	—	2	—	Cash flow	12 months
Total		$6	$61	$3	$6

Derivatives not designated as hedges
Foreign currency exchange contracts	$3,086	$9		$18			12 months
Commodity contracts	64	1		4			12 months
Total		$10		$22

December 31, 2011
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$940	$—	$68	$—	$2	Fair value	1 to 22 years
Floating-to-fixed interest rate swaps	300	—	—	—	—	Cash flow	2 years
Foreign currency exchange contracts	308	4	—	9	—	Cash flow	12 to 36 months
Commodity contracts	47	—	—	7	—	Cash flow	12 months
Total		$4	$68	$16	$2

Derivatives not designated as hedges
Foreign currency exchange contracts	$2,954	$18		$14			12 months
Commodity contracts	61	—		12			12 months
Total		$18		$26

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
Amounts recognized in Accumulated other comprehensive income (loss) follow:

	Three months ended March 31
	2012		2011
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Foreign currency exchange contracts	$9	$(2)	$1	$—
Commodity contracts	4	(2)	—	2
Floating-to-fixed interest rate swaps	(1)	—	—	—
Total	$12	$(4)	$1	$2
Gains and losses reclassified from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income were recognized in Cost of products sold.
Amounts recognized in net income follow:

	Three months ended March 31
	2012	2011
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(10)	$(6)
Related long-term debt converted to floating interest rates by interest rate swaps	10	6
	$—	$—
Gains and losses described above were recognized in Interest expense.

Note 11.	INVENTORY
The components of inventory follow:

	March 31, 2012	December 31, 2011
Raw materials	$747	$706
Work-in-process	291	272
Finished goods	890	867
Inventory at FIFO	1,928	1,845
Excess of FIFO over LIFO cost	(149)	(144)
Total inventory	$1,779	$1,701

Note 12.	BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s operating segments are Electrical Americas, Electrical Rest of World, Hydraulics, Aerospace, Truck and Automotive. For additional information regarding Eaton’s business segments, see Note 14 to the Consolidated Financial Statements contained in the 2011 Form 10-K.

	Three months ended March 31
	2012	2011
Net sales
Electrical Americas	$1,087	$964
Electrical Rest of World	651	743
Hydraulics	735	685
Aerospace	430	389
Truck	631	576
Automotive	426	446
Total net sales	$3,960	$3,803

Segment operating profit
Electrical Americas	$162	$132
Electrical Rest of World	53	70
Hydraulics	109	106
Aerospace	60	45
Truck	116	90
Automotive	44	50
Total segment operating profit	544	493

Corporate
Amortization of intangible assets	(42)	(48)
Interest expense-net	(28)	(32)
Pension and other postretirement benefits expense	(41)	(33)
Other corporate expense-net	(65)	(45)
Income before income taxes	368	335
Income tax expense	57	49
Net income	311	286
Adjustment for net loss for noncontrolling interests	—	1
Net income attributable to Eaton common shareholders	$311	$287

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation (Eaton or Company) is a diversified power management company with 2011 net sales of $16.0 billion. The Company is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 72,000 employees in over 50 countries, and sells products to customers in more than 150 countries.
Eaton acquired certain businesses that affect comparability on a year over year basis. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. For a list of business acquisitions and joint ventures impacting the comparative periods, see Note 2 to the Condensed Consolidated Financial Statements.
A summary of Eaton’s Net sales, Net income attributable to Eaton common shareholders, and Net income per common share-diluted follows:

	Three months ended March 31
	2012	2011
Net sales	$3,960	$3,803
Net income attributable to Eaton common shareholders	311	287
Net income per common share-diluted	$0.91	$0.83

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

Consolidated Financial Results

	Three months ended March 31
	2012	2011	Increase
Net sales	$3,960	$3,803	4%
Gross profit	1,206	1,121	8%
Percent of net sales	30.5%	29.5%
Income before income taxes	368	335	10%
Net income	$311	$286	9%
Adjustment for net loss for noncontrolling interests	—	1
Net income attributable to Eaton common shareholders	311	287	8%
Excluding acquisition integration charges (after-tax)	2	2
Operating earnings	$313	$289	8%

Net income per common share-diluted	$0.91	$0.83	10%
Excluding per share impact of acquisition integration charges (after-tax)	0.01	0.01
Operating earnings per common share	$0.92	$0.84	10%
Net Sales
Net sales in the first quarter of 2012 increased 4% compared to the first quarter of 2011. The sales increase was due to an increase of 4% in core sales and 1% from acquisitions of businesses, partially offset by a 1% decrease from the impact of foreign exchange. The increase in core sales in the first quarter of 2012 reflects modest growth of the Company's markets, which increased 4% in the first quarter of 2012 compared to the same period in 2011. Eaton now anticipates its revenues will grow by 7 1/2 % for all of 2012.
Gross Profit
Gross profit increased 8% in the first quarter of 2012 compared to the first quarter of 2011. Gross profit margin increased 1.0 percentage points from 29.5% in the first quarter of 2011 to 30.5% in the first quarter of 2012. The gross profit margin was positively impacted by benefits from higher sales volumes.
Income Taxes
The effective tax rate for the first quarter of 2012 was 15.6% compared to 14.5% for the first quarter of 2011. The higher effective tax rate in the first quarter of 2012 was primarily attributable to greater levels of income in high tax rate jurisdictions and the expiration of the U.S. Research and Experimentation tax credit as of December 31, 2011.
Net Income
Net income attributable to Eaton common shareholders of $311 in the first quarter of 2012 increased 8% compared to Net income attributable to Eaton common shareholders of $287 in the first quarter of 2011, and Net income per common share of $0.91 in the first quarter of 2012 increased 10% over Net income per common share of $0.83 in the first quarter of 2011. The percentage increase in Net income per common share was higher than the percentage increase in Net income attributable to Eaton common shareholders due to fewer shares outstanding at March 31, 2012 compared to March 31, 2011 as a result of shares repurchased in the second half of 2011.
Business Segment Results of Operations
The following is a discussion of net sales, operating profit and operating profit margin by business segment which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquired businesses and acquisition integration charges, see Note 2 and Note 3 to the Condensed Consolidated Financial Statements, respectively.

Electrical Americas

	Three months ended March 31
	2012	2011	Increase
Net sales	$1,087	$964	13%

Operating profit	162	132	23%
Operating margin	14.9%	13.7%

Acquisition integration charges	$1	$3

Before acquisition integration charges
Operating profit	$163	$135	21%
Operating margin	15.0%	14.0%
Net sales increased 13% in the first quarter of 2012 compared to the first quarter of 2011 due to an increase of 13% in core sales and an increase of 1% from the acquisition of businesses, partially offset by a decrease of 1% from the impact of foreign exchange. The increase in net sales was due to continued growth in markets served by the Electrical Americas segment, with particularly strong growth in nonresidential construction markets. End markets grew 7% in the first quarter of 2012 compared to the first quarter of 2011. Eaton now anticipates its Electrical Americas markets will grow by 6% for all of 2012.
Operating profit before acquisition integration charges in the first quarter of 2012 increased 21% from the first quarter of 2011. Operating margin before acquisition integration charges increased 1.0 percentage point from 14.0% in the first quarter of 2011 to 15.0% in the first quarter of 2012. The increase in operating margin was largely due to benefits from higher sales volumes.
Electrical Rest of World

	Three months ended March 31		Decrease
	2012	2011
Net sales	$651	$743	(12)%

Operating profit	53	70	(24)%
Operating margin	8.1%	9.4%

Acquisition integration charges	$1	$—

Before acquisition integration charges
Operating profit	$54	$70	(23)%
Operating margin	8.3%	9.4%
Net sales decreased 12% in the first quarter of 2012 compared to the first quarter of 2011 due to a decrease of 13% in core sales and a decrease of 2% from the impact of foreign exchange, partially offset by an increase of 3% from the acquisition of a business. The decrease in net sales was primarily due to a 7% decline in Electrical Rest of World markets, reflecting a broad regional recession in Europe and weakness in the China market. Eaton now anticipates its Electrical Rest of World markets will decline 1% for all of 2012.
Operating profit before acquisition integration charges in the first quarter of 2012 decreased 23% from the first quarter of 2011. Operating margin before acquisition integration charges decreased 1.1 percentage points from 9.4% in the first quarter of 2011 to 8.3% in the first quarter of 2012. The decrease in operating margin was largely due to the factors impacting net sales as noted above.

Hydraulics

	Three months ended March 31
	2012	2011	Increase
Net sales	$735	$685	7%

Operating profit	109	106	3%
Operating margin	14.8%	15.5%

Acquisition integration charges	$1	$—

Before acquisition integration charges
Operating profit	$110	$106	4%
Operating margin	15.0%	15.5%
Net sales in the first quarter of 2012 increased 7% compared to the first quarter of 2011 due to an increase of 4% from the acquisition of businesses and an increase in core sales of 3%. The increase in core sales was due to growth in hydraulics markets of 4% compared to the first quarter of 2011, with U.S. markets up 9% due to strength in the mobile equipment market. Markets outside the U.S. were flat. Eaton now anticipates its Hydraulics markets will grow by 5% for all of 2012.
Operating profit before acquisition integration charges in the first quarter of 2012 increased 4% from the first quarter of 2011. Operating margin before acquisition integration charges decreased 0.5 percentage points from 15.5% in the first quarter of 2011 to 15.0% in the first quarter of 2012. The decrease in operating margin was primarily due to unfavorable product mix.
Aerospace

	Three months ended March 31
	2012	2011	Increase
Net sales	$430	$389	11%

Operating profit	60	45	33%
Operating margin	14.0%	11.6%
Net sales in the first quarter of 2012 increased 11% compared to the first quarter of 2011 due to an increase in core sales of 11%, with end markets up 6% compared to the first quarter of 2011. Growth was primarily driven by higher customer demand in the commercial OEM markets and commercial aftermarkets. Eaton continues to believe that its Aerospace markets will grow by 5% for all of 2012.
Operating profit in the first quarter of 2012 increased 33% from the first quarter of 2011. Operating margin increased 2.4 percentage points from 11.6% in the first quarter of 2011 to 14.0% in the first quarter of 2012. The increase in operating margin in the first quarter of 2012 was primarily due to the absence of expenses stemming from program delays and changes in scope on new customer programs that occurred in the first quarter of 2011.

Truck

	Three months ended March 31
	2012	2011	Increase
Net sales	$631	$576	10%

Operating profit	116	90	29%
Operating margin	18.4%	15.6%
Net sales increased 10% in the first quarter of 2012 compared to the first quarter of 2011 due to an increase in core sales of 12%, partially offset by a decrease of 2% from the impact of foreign exchange. Market growth was 11% in the first quarter of 2012 compared to the first quarter of 2011, primarily due to continuing strong growth in the NAFTA Class 8 truck market, which grew by 50% compared to the first quarter of 2011. This strength was partially offset by a 7% decline in non-U.S. markets, primarily related to Brazil. Eaton now anticipates its Truck markets will grow by 7% for all of 2012.
Operating profit in the first quarter of 2012 increased 29% from the first quarter of 2011. Operating margin increased 2.8 percentage points from 15.6% in the first quarter of 2011 to 18.4% in the first quarter of 2012. The increase in operating margin was primarily due to benefits from higher U.S. sales volumes.
Automotive

	Three months ended March 31
	2012	2011	Decrease
Net sales	$426	$446	(4)%

Operating profit	44	50	(12)%
Operating margin	10.3%	11.2%
Net sales decreased 4% in the first quarter of 2012 compared to the first quarter of 2011 due to a decrease of 4% related to a business divestiture in 2011 and a decrease of 3% from the impact of foreign exchange, partially offset by an increase in core sales of 3%. Global automotive markets grew 4% in the first quarter of 2012 compared to the first quarter of 2011, with U.S. markets up 16% and markets outside the U.S. flat. Eaton now anticipates its Automotive markets will grow by 4% for all of 2012.
Operating profit in the first quarter of 2012 decreased 12% from the first quarter of 2011. Operating margin decreased 0.9 percentage points from 11.2% in the first quarter of 2011 to 10.3% in the first quarter of 2012. The decrease in operating margin was due to the factors impacting net sales as noted above.
Corporate Expense

	Three months ended March 31		(Decrease) Increase
	2012	2011
Amortization of intangible assets	$42	$48	(13)%
Interest expense-net	28	32	(13)%
Pension and other postretirement benefits expense	41	33	24%
Other corporate expense-net	65	45	44%
Total corporate expense	$176	$158	11%
Total Corporate expense increased 11% in the first quarter of 2012 to $176 from $158 in the first quarter of 2011 principally due to a 44% increase in Other corporate expense-net as a result of higher variable corporate expense and a 24% increase in Pension and other postretirement benefits expense primarily related to changes in the discount rate for 2012.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through credit facilities that support commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at March 31, 2012. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business.
Eaton was in compliance with each of its debt covenants as of March 31, 2012 and for all periods presented.
Undistributed Assets of Non-U.S. Subsidiaries
At March 31, 2012, approximately 72% of the Company's consolidated cash and short-term investments resided in non-U.S. locations. These funds are considered permanently reinvested to be used to expand operations either organically or through acquisitions outside the U.S. The largest growth areas that are expected to require capital are in developing foreign markets such as Africa, Brazil, China, India, the Middle East and Southeast Asia. The Company's U.S. operations generate cash flow sufficient to satisfy U.S. operating requirements. The Company does not intend to repatriate any significant amounts of cash to the U.S. in the foreseeable future.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash used in operating activities was $98 in the first quarter of 2012, a decrease of $206 compared to $304 net cash used in the first quarter of 2011. The change in net cash used in operating activities in 2012 was primarily due to changes in deferred income taxes and lower liquidity requirements for working capital.
Investing Cash Flow
Net cash provided by investing activities was $141 in the first quarter of 2012, a decrease of $125 compared to $266 in the first quarter of 2011. Investing cash flows in 2012 were primarily impacted by decreased sales of short-term investments, from $348 in the first quarter of 2011 to $262 in the first quarter of 2012, related to lower operating and liquidity needs, partially offset by increased capital expenditures from $88 in the first quarter of 2011 to $105 in the first quarter of 2012.
Financing Cash Flow
Net cash used in financing activities was $69 in the first quarter of 2012, a decrease of $37 compared to $106 in the first quarter of 2011. The decrease was primarily due to common share repurchases of $50 during the first quarter of 2011, partially offset by an increase in the quarterly cash dividend to $0.38 in the first quarter of 2012 from $0.34 in the first quarter of 2011. No common shares were repurchased during the first quarter of 2012.

OTHER MATTERS
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At March 31, 2012, the Company has a total accrual of 72 Brazilian Reais related to this matter ($39 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($33 based on current exchange rates) with an additional 12 Brazilian Reais recognized through March 31, 2012 ($6 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. On September 27, 2011, the Superior Court of Justice accepted two of the appeals and on November 21, 2011, Eaton's remaining appeal was accepted. These appeals will be heard in due course.

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
The Company firmly believes that the proposed assessments are without merit. The Company also believes that it was in full compliance with the terms of the two APAs and that the IRS's unilateral attempt to retroactively cancel these two binding contracts is also without merit and represents a breach of the two contracts. On February 29, 2012, the Company filed a Petition with the U.S. Tax Court in which it asserted that the transfer pricing established in the two APA contracts meets the arms-length standard set by the U.S. income tax law, that the transfer pricing the Company has used is in full compliance with U.S. income tax laws, and accordingly, that the two APA contracts should be enforced in accordance with their terms. The Company believes that the ultimate resolution of this matter will not have a material impact on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the performance in 2012 of Eaton’s worldwide end markets and Eaton's 2012 full-year revenue. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock and commodity market and currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler - Chairman, Chief Executive Officer and President; and Richard H. Fearon - Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2012.
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
Information regarding the Company's current legal proceedings is presented in Note 6 and Note 7 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION
Registrant

Date:	April 24, 2012	By:	/s/ Richard H. Fearon
Richard H. Fearon
Vice Chairman and Chief Financial and Planning Officer
(On behalf of the Registrant and as Principal Financial Officer)

Eaton Corporation
First Quarter 2012 Report on Form 10-Q
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2012.
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