Form 10-Q
period 2012-06-30
EATON CORP
filed 2012-07-24
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 337.6 million Common Shares outstanding as of June 30, 2012.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2012	2011	2012	2011
Net sales	$4,068	$4,090	$8,028	$7,893

Cost of products sold	2,815	2,862	5,569	5,544
Selling and administrative expense	690	698	1,392	1,363
Research and development expense	106	107	211	212
Interest expense-net	30	31	58	63
Other expense (income)-net	8	(4)	11	(20)
Income before income taxes	419	396	787	731
Income tax expense	37	58	94	107
Net income	382	338	693	624
Less net income for noncontrolling interests	—	(2)	—	(1)
Net income attributable to Eaton common shareholders	$382	$336	$693	$623

Net income per common share
Diluted	$1.12	$0.97	$2.04	$1.80
Basic	1.13	0.99	2.06	1.83

Weighted-average number of common shares outstanding
Diluted	339.5	345.7	339.6	345.7
Basic	337.0	340.9	336.2	340.5

Cash dividends paid per common share	$0.38	$0.34	$0.76	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011
Net income	$382	$338	$693	$624
Less net income for noncontrolling interests	—	(2)	—	(1)
Net income attributable to Eaton common shareholders	382	336	693	623

Other comprehensive (loss) income, net of tax
Foreign currency translation and related hedging instruments	(271)	121	(99)	338
Pensions and other postretirement benefits	33	19	71	35
Cash flow hedges	(4)	(4)	12	(5)
Other comprehensive (loss) income	(242)	136	(16)	368
Adjustment for other comprehensive income for noncontrolling interests	—	1	—	—
Other comprehensive (loss) income attributable to Eaton common shareholders	(242)	137	(16)	368

Total comprehensive income attributable to Eaton common shareholders	$140	$473	$677	$991

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2012	December 31, 2011
Assets
Current assets
Cash	$525	$385
Short-term investments	652	699
Accounts receivable-net	2,683	2,444
Inventory	1,756	1,701
Other current assets	750	597
Total current assets	6,366	5,826

Property, plant and equipment-net	2,675	2,602

Other noncurrent assets
Goodwill	5,649	5,537
Other intangible assets	2,218	2,192
Deferred income taxes	1,024	1,134
Other assets	622	582
Total assets	$18,554	$17,873

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$86	$86
Current portion of long-term debt	609	321
Accounts payable	1,556	1,491
Accrued compensation	333	420
Other current liabilities	1,246	1,319
Total current liabilities	3,830	3,637

Noncurrent liabilities
Long-term debt	3,678	3,366
Pension liabilities	1,495	1,793
Other postretirement benefits liabilities	631	642
Deferred income taxes	416	442
Other noncurrent liabilities	546	501
Total noncurrent liabilities	6,766	6,744

Shareholders’ equity
Eaton shareholders’ equity	7,937	7,469
Noncontrolling interests	21	23
Total equity	7,958	7,492
Total liabilities and equity	$18,554	$17,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2012	2011
Operating activities
Net income	$693	$624
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	278	280
Contributions to pension plans	(355)	(309)
Contributions to other postretirement benefits plans	(35)	(132)
Changes in working capital	(444)	(472)
Other-net	234	56
Net cash provided by operating activities	371	47

Investing activities
Cash paid for acquisitions of businesses	(365)	(212)
Capital expenditures for property, plant and equipment	(231)	(221)
Sales of short-term investments-net	35	251
Other-net	(21)	7
Net cash used in investing activities	(582)	(175)

Financing activities
Borrowings with original maturities of more than three months
Proceeds	600	307
Payments	(17)	(17)
(Payments) borrowings with original maturities of less than three months-net	(1)	18
Cash dividends paid	(255)	(232)
Exercise of equity-based awards	44	62
Repurchase of shares	—	(68)
Excess tax benefit from equity-based compensation	21	—
Other-net	(47)	(5)
Net cash provided by financing activities	345	65

Effect of foreign exchange rate changes on cash	6	12
Total increase (decrease) in cash	140	(51)
Cash at the beginning of the period	385	333
Cash at the end of the period	$525	$282

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
In 2012 and 2011, Eaton acquired businesses and entered into a joint venture in separate transactions. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. These transactions and the related annual sales prior to acquisition are summarized below:

Acquired businesses and joint venture	Date of transaction	Business segment	Annual sales
Polimer Kaucuk Sanayi ve Pazarlama A.S.	June 1, 2012	Hydraulics	$335 for 2011
A Turkish manufacturer of hydraulic and industrial hose for construction, mining, agriculture, oil and gas, manufacturing, food and beverage, and chemicals markets. This business sells its products under the SEL brand name.

Gycom Electrical Low-Voltage Power Distribution, Control and Automation	June 1, 2012	Electrical Rest of World	$24 for 2011
A Swedish electrical low-voltage power distribution, control and automation components business.

E.A. Pedersen Company	December 29, 2011	Electrical Americas	$37 for 2011
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

Acquired businesses and joint venture	Date of transaction	Business segment	Annual sales
C.I. ESI de Colombia S.A.	June 2, 2011	Electrical Americas	$8 for 2010
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

On April 5, 2012, Eaton reached an agreement to acquire substantially all the shares of Jeil Hydraulics Co., Ltd., a Korean manufacturer of hydraulic motors and valves with sales of $189 for 2011. The acquisition closed on July 6, 2012 and will be included in the Hydraulics segment.
On May 21, 2012, Eaton reached an agreement to acquire Cooper Industries plc (Cooper). Cooper is incorporated in Ireland and is a diversified global manufacturer of electrical components and tools with sales of $5.4 billion for 2011. At the close of the transaction, Eaton and Cooper will be combined under a newly created company (New Eaton), which is currently called Eaton Corporation Limited and is incorporated in Ireland. The total consideration to be received by Cooper shareholders in the transaction is comprised of both cash and equity and has a value of approximately $11.8 billion based on the closing share price of Eaton common stock of $42.40 on May 18, 2012. Based on the terms of the transaction agreement, the purchase consideration entitles the holder of each ordinary share of Cooper to receive from New Eaton $39.15 and 0.77479 of a New Eaton ordinary share. At the close of the transaction, the former shareholders of Eaton and Cooper are expected to own approximately 73% and 27% of New Eaton, respectively. The transaction is subject to respective shareholder approval, receipt of certain regulatory approvals and other customary conditions, and is expected to close in the second half of 2012.

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs charges related to the integration of acquired businesses. A summary of these charges follows:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Business segment
Electrical Americas	$2	$1	$3	$4
Electrical Rest of World	3	1	4	1
Hydraulics	3	—	4	—
Total business segment integration charges before income taxes	8	2	11	5
Corporate	8	—	8	—
Total integration charges before income taxes	$16	$2	$19	$5
After-tax integration charges	$10	$2	$12	$4
Per common share	$0.03	$—	$0.04	$0.01

Business segment charges in 2012 were related primarily to The Moeller Group, E. Begerow GmbH & Co. KG and Internormen Technology Group. Business segment charges in 2011 were related primarily to CopperLogic, Wright Line Holding and EMC Engineers. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Note 13. Business Segment Information, the charges reduced Operating profit of the related business segment.
Corporate charges in 2012 were related primarily to pre-acquisition transaction costs associated with the planned acquisition of Cooper. These charges were included in Selling and administrative expense. In Note 13. Business Segment Information, the charges were included in Other corporate expense-net. See Note 2 for additional information about business acquisitions.

Note 4.	GOODWILL
A summary of goodwill follows:

	June 30, 2012	December 31, 2011
Electrical Americas	$2,020	$2,043
Electrical Rest of World	973	981
Hydraulics	1,259	1,116
Aerospace	1,041	1,040
Truck	149	150
Automotive	207	207
Total goodwill	$5,649	$5,537
The increase in goodwill in 2012 was primarily due to a business acquired during 2012. For additional information regarding acquired businesses, see Note 2.

Note 5.	DEBT
On May 21, 2012, Eaton secured a 364-day bridge facility totaling $6.75 billion related to financing the cash portion of the acquisition of Cooper. The bridge facility will be available in a single draw on the acquisition closing date. At the Company's discretion, the interest rate on the bridge facility may initially be set at either a LIBOR-based rate plus a margin of 1.25%, with increases in margin every 90 days to a maximum margin of 2.50%, or an Alternate Base Rate (ABR) plus the margin for LIBOR loans at any time minus 1.00%. The ABR is the highest of (a) Prime Rate (as published in the Wall Street Journal), (b) the Federal Funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00%. The bridge facility allows for voluntary prepayment at any time without a premium or penalty. Upon the closing of the Cooper acquisition and shortly thereafter, the bridge facility will be guaranteed by certain subsidiaries of the Company and Cooper. The bridge facility contains customary events of default, the occurrence of which may accelerate the payment of interest and principal amounts outstanding. The bridge facility is subject to certain customary affirmative and negative covenants. At June 30, 2012, capitalized deferred financing fees totaled $39 and are being amortized over the estimated term of the bridge facility.
On June 14, 2012, Eaton refinanced a $500, three-year revolving credit facility and a $500, five-year revolving credit facility with a $750, three-year revolving credit facility and a $750, five-year revolving credit facility, respectively. These facilities increase long-term revolving credit facilities from $1.5 billion to $2.0 billion. The revolving credit facilities are used to support commercial paper borrowings. The three-year revolving credit facility will expire June 14, 2015, and the five-year revolving credit facility will expire June 14, 2017. There were no borrowings outstanding under Eaton's revolving credit facilities at June 30, 2012.
On June 28, 2012, Eaton received proceeds totaling $600 from the private issuance of $300, 3.47% notes due June 28, 2021 and $300, 3.68% notes due June 28, 2023 (collectively, the Notes). Interest is payable semi-annually. The Notes contain a change of control provision which requires the Company to make an offer to purchase all or any part of the Notes at a purchase price of 100% of the principal amount plus accrued and unpaid interest. The Notes are subject to certain customary covenants.
These financing activities were initiated to enhance the Company's capital structure prior to completing the acquisition of Cooper. See Note 2 for additional information about business acquisitions.

Note 6.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	Three months ended June 30
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2012	2011	2012	2011	2012	2011
Service cost	$29	$23	$12	$12	$4	$4
Interest cost	33	33	19	20	10	10
Expected return on plan assets	(45)	(41)	(19)	(18)	(2)	—
Amortization	29	19	4	3	3	3
	46	34	16	17	15	17
Settlement loss	5	4	—	3	—	—
Total expense	$51	$38	$16	$20	$15	$17

	Six months ended June 30
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2012	2011	2012	2011	2012	2011
Service cost	$58	$46	$24	$25	$8	$8
Interest cost	67	66	38	40	19	20
Expected return on plan assets	(90)	(82)	(38)	(36)	(3)	—
Amortization	58	38	8	6	7	6
	93	68	32	35	31	34
Settlement loss	9	7	2	3	—	—
Total expense	$102	$75	$34	$38	$31	$34

Note 7.	LEGAL CONTINGENCIES
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At June 30, 2012, the Company has a total accrual of 74 Brazilian Reais related to this matter ($37 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($30 based on current exchange rates) with an additional 14 Brazilian Reais recognized through June 30, 2012 ($7 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. On September 27, 2011, the Superior Court of Justice accepted two of the appeals and on November 21, 2011, Eaton's remaining appeal was accepted. These appeals will be heard in due course.
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
The effective income tax rate for the second quarter of 2012 was 8.7% compared to 14.7% for the second quarter of 2011 and 11.9% for the first six months of 2012 compared to 14.6% for the first six months of 2011. The lower effective tax rate in the second quarter of 2012 was primarily attributable to a reduction in deferred tax liabilities in a European jurisdiction due to realization of a lower effective tax rate, and higher foreign tax credits, partially offset by the expiration of the U.S. Research and Experimentation tax credit as of December 31, 2011. The lower effective tax rate in the first six months of 2012 was attributable to the items noted above and the favorable impact of enhanced investment incentives in Europe.
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
The Company firmly believes that the proposed assessments are without merit. The Company also believes that it was in full compliance with the terms of the two APAs and that the IRS's unilateral attempt to retroactively cancel these two binding contracts is also without merit and represents a breach of the two contracts. On February 29, 2012, the Company filed a Petition with the U.S. Tax Court in which it asserted that the transfer pricing established in the two APA contracts meets the arms-length standard set by the U.S. income tax law, that the transfer pricing the Company has used is in full compliance with U.S. income tax laws, and accordingly, that the two APA contracts should be enforced in accordance with their terms. On June 11, 2012, the Company filed a motion for partial summary judgment with the U.S. Tax Court, asking the U.S. Tax Court to rule the APAs are “contracts” and that the IRS has the burden of proof to substantiate cancellation of the APAs. The Company believes that the ultimate resolution of this matter will not have a material impact on its consolidated financial statements.

Note 9.	EQUITY
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2011	$7,469	$23	$7,492
Net income	693	—	693
Other comprehensive loss	(16)	—	(16)
Cash dividends paid	(255)	(2)	(257)
Issuance of shares under equity-based compensation plans-net	46	—	46
Balance at June 30, 2012	$7,937	$21	$7,958

Net Income per Common Share
A summary of the calculation of net income per common share attributable to common shareholders follows:

	Three months ended June 30		Six months ended June 30
(Shares in millions)	2012	2011	2012	2011
Net income attributable to Eaton common shareholders	$382	$336	$693	$623

Weighted-average number of common shares outstanding-diluted	339.5	345.7	339.6	345.7
Less dilutive effect of stock options and restricted stock awards	2.5	4.8	3.4	5.2
Weighted-average number of common shares outstanding-basic	337.0	340.9	336.2	340.5

Net income per common share
Diluted	$1.12	$0.97	$2.04	$1.80
Basic	1.13	0.99	2.06	1.83
For the second quarter and first six months of 2012, 2.4 million and 1.7 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter and first six months of 2011, 0.5 million and 0.3 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
June 30, 2012
Cash	$525	$525	$—	$—
Short-term investments	652	652	—	—
Net derivative contracts	73	—	73	—
Long-term debt converted to floating interest rates by interest rate swaps - net	80	—	80	—

December 31, 2011
Cash	$385	$385	$—	$—
Short-term investments	699	699	—	—
Net derivative contracts	46	—	46	—
Long-term debt converted to floating interest rates by interest rate swaps - net	66	—	66	—

Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $4,287 and fair value of $4,820 at June 30, 2012 compared to $3,687 and $4,273, respectively, at December 31, 2011. The fair value of debt is determined based on trade information in the financial markets of the Company's public debt and is considered a Level 2 fair value measurement.

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
For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in income. The majority of derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency and certain commodity contracts that arise in the normal course of business. Gains and losses associated with commodity hedge contracts are classified in Cost of products sold.
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Debt denominated in foreign currency and designated as non-derivative net investment hedging instruments was $126 at June 30, 2012 and $129 at December 31, 2011.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Other long-term liabilities	Type of hedge	Term
June 30, 2012
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,290	$—	$80	$—	$—	Fair value	1 to 22 years
Floating-to-fixed interest rate swaps	300	—	—	—	1	Cash flow	2 years
Foreign currency exchange contracts	417	5	—	3	—	Cash flow	12 to 36 months
Commodity contracts	41	—	—	4	—	Cash flow	12 months
Total		$5	$80	$7	$1

Derivatives not designated as hedges
Foreign currency exchange contracts	$3,641	$17		$14			12 months
Commodity contracts	46	—		7			12 months
Total		$17		$21

December 31, 2011
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$940	$—	$68	$—	$2	Fair value	1 to 22 years
Floating-to-fixed interest rate swaps	300	—	—	—	—	Cash flow	2 years
Foreign currency exchange contracts	308	4	—	9	—	Cash flow	12 to 36 months
Commodity contracts	47	—	—	7	—	Cash flow	12 months
Total		$4	$68	$16	$2

Derivatives not designated as hedges
Foreign currency exchange contracts	$2,954	$18		$14			12 months
Commodity contracts	61	—		12			12 months
Total		$18		$26
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

Amounts recognized in Accumulated other comprehensive income (loss) follow:

	Three months ended June 30
	2012		2011
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$(1)	$(1)	$—	$—
Foreign currency exchange contracts	(3)	1	—	—
Commodity contracts	(4)	(2)	(1)	3
Derivatives designated as net investment hedges
Cross currency swaps	—	—	1	—
Total	$(8)	$(2)	$—	$3

	Six months ended June 30
	2012		2011
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$(2)	$(1)	$—	$—
Foreign currency exchange contracts	6	(1)	1	—
Commodity contracts	—	(4)	(1)	5
Derivatives designated as net investment hedges
Cross currency swaps	—	—	1	—
Total	$4	$(6)	$1	$5
Gains and losses reclassified from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income were recognized in Cost of products sold or Interest expense-net, as appropriate.
Amounts recognized in net income follow:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$24	$8	$14	$2
Related long-term debt converted to floating interest rates by interest rate swaps	(24)	(8)	(14)	(2)
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense-net.

Note 12.	INVENTORY
The components of inventory follow:

	June 30, 2012	December 31, 2011
Raw materials	$747	$706
Work-in-process	279	272
Finished goods	883	867
Inventory at FIFO	1,909	1,845
Excess of FIFO over LIFO cost	(153)	(144)
Total inventory	$1,756	$1,701

Note 13.	BUSINESS SEGMENT INFORMATION
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

EATON CORPORATION BUSINESS SEGMENT INFORMATION

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Net sales
Electrical Americas	$1,133	$1,033	$2,220	$1,997
Electrical Rest of World	683	787	1,334	1,530
Hydraulics	769	728	1,504	1,413
Aerospace	436	409	866	798
Truck	625	673	1,256	1,249
Automotive	422	460	848	906
Total net sales	$4,068	$4,090	$8,028	$7,893

Segment operating profit
Electrical Americas	$190	$144	$352	$276
Electrical Rest of World	52	77	105	147
Hydraulics	123	120	232	226
Aerospace	59	50	119	95
Truck	120	120	236	210
Automotive	48	55	92	105
Total segment operating profit	592	566	1,136	1,059

Corporate
Amortization of intangible assets	(42)	(48)	(84)	(96)
Interest expense-net	(30)	(31)	(58)	(63)
Pension and other postretirement benefits expense	(39)	(37)	(80)	(70)
Other corporate expense-net	(62)	(54)	(127)	(99)
Income before income taxes	419	396	787	731
Income tax expense	37	58	94	107
Net income	382	338	693	624
Less net income for noncontrolling interests	—	(2)	—	(1)
Net income attributable to Eaton common shareholders	$382	$336	$693	$623

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation is a diversified power management company with 2011 net sales of $16.0 billion. The Company is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 73,000 employees in over 50 countries, and sells products to customers in more than 150 countries.
Eaton acquired certain businesses that affect comparability on a year over year basis. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. For a list of business acquisitions and joint ventures impacting the comparative periods, see Note 2 to the Condensed Consolidated Financial Statements.
A summary of Eaton’s Net sales, Net income attributable to Eaton common shareholders, and Net income per common share-diluted follows:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Net sales	$4,068	$4,090	$8,028	$7,893
Net income attributable to Eaton common shareholders	382	336	693	623
Net income per common share-diluted	$1.12	$0.97	$2.04	$1.80

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

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2012	2011		2012	2011
Net sales	$4,068	$4,090	(1)%	$8,028	$7,893	2%
Gross profit	1,253	1,228	2%	2,459	2,349	5%
Percent of net sales	30.8%	30.0%		30.6%	29.8%
Income before income taxes	419	396	6%	787	731	8%
Net income	$382	$338	13%	$693	$624	11%
Less net income for noncontrolling interests	—	(2)		—	(1)
Net income attributable to Eaton common shareholders	382	336	14%	693	623	11%
Excluding acquisition integration charges (after-tax)	10	2		12	4
Operating earnings	$392	$338	16%	$705	$627	12%

Net income per common share-diluted	$1.12	$0.97	15%	$2.04	$1.80	13%
Excluding per share impact of acquisition integration charges (after-tax)	0.03	—		0.04	0.01
Operating earnings per common share	$1.15	$0.97	19%	$2.08	$1.81	15%
Net Sales
Net sales in the second quarter of 2012 decreased 1% compared to the second quarter of 2011. The sales decrease was due to a decrease of 5% from the impact of foreign exchange, partially offset by an increase of 3% in core sales and 1% from acquisitions of businesses. End markets increased 3% in the second quarter of 2012 compared to the same period in 2011. Net sales in the first six months of 2012 increased 2% compared to the first six months of 2011. The sales increase was due to an increase of 4% in core sales and 1% from acquisitions of businesses, partially offset by a 3% decrease from the impact of foreign exchange. The increase in core sales in both the second quarter and first six months of 2012 reflects the modest growth of the Company's markets. Eaton now anticipates that its revenues will grow by 4% for all of 2012.
Gross Profit
Gross profit increased 2% in the second quarter of 2012 compared to the second quarter of 2011. Gross profit margin increased 0.8 percentage points from 30.0% in the second quarter of 2011 to 30.8% in the second quarter of 2012. Gross profit increased 5% in the first six months of 2012 compared to the first six months of 2011. Gross profit margin increased 0.8 percentage points from 29.8% for the first six months of 2012 to 30.6% for the first six months of 2012. The gross profit margin in both the second quarter and first six months of 2012 was positively impacted by strong incremental margins on sales volume growth.
Income Taxes
The effective income tax rate for the second quarter of 2012 was 8.7% compared to 14.7% for the second quarter of 2011 and 11.9% for the first six months of 2012 compared to 14.6% for the first six months of 2011. The lower effective tax rate in the second quarter of 2012 was primarily attributable to a reduction in deferred tax liabilities in a European jurisdiction due to realization of a lower effective tax rate, and higher foreign tax credits, partially offset by the expiration of the U.S. Research and Experimentation tax credit as of December 31, 2011. The lower effective tax rate in the first six months of 2012 was attributable to the items noted above and the favorable impact of enhanced investment incentives in Europe.
Net Income
Net income attributable to Eaton common shareholders of $382 in the second quarter of 2012 increased 14% compared to net income of $336 in the second quarter of 2011, and Net income per common share of $1.12 in the second quarter of 2012 increased 15% over Net income per common share of $0.97 in the second quarter of 2011. Net income attributable to Eaton common shareholders of $693 in the first six months of 2012 increased 11% compared to net income of $623 in the first six months of 2011, and Net income per common share of $2.04 in the first six months of 2012 increased 13% over Net income per common share of $1.80 in the first six months of 2011. The increase in both the second quarter and first six months of 2012 was primarily due to gross profit improvements and a lower effective tax rate in both the second quarter and first six months of 2012.

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
Electrical Americas

	Three months ended June 30			Six months ended June 30
	2012	2011	Increase	2012	2011	Increase
Net sales	$1,133	$1,033	10%	$2,220	$1,997	11%

Operating profit	190	144	32%	352	276	28%
Operating margin	16.8%	13.9%		15.9%	13.8%

Acquisition integration charges	$2	$1		$3	$4

Before acquisition integration charges
Operating profit	$192	$145	32%	$355	$280	27%
Operating margin	16.9%	14.0%		16.0%	14.0%
Net sales increased 10% in the second quarter of 2012 compared to the second quarter of 2011 due to an increase of 10% in core sales and an increase of 1% from the acquisition of businesses, partially offset by a 1% decrease from the impact of foreign exchange. End markets grew 8% in the second quarter of 2012 compared to the same period in 2011. Net sales increased 11% in the first six months of 2012 compared to the first six months of 2011 due to an increase of 11% in core sales and an increase of 1% from the acquisition of businesses, partially offset by a 1% decrease from the impact of foreign exchange. The increase in net sales in both the second quarter and first six months of 2012 was due to continued growth in markets served by the Electrical Americas segment, with particularly strong growth in residential and non-residential construction markets. Eaton now anticipates its Electrical Americas markets will grow by 8% for all of 2012.
Operating profit before acquisition integration charges in the second quarter of 2012 increased 32% from the second quarter of 2011. Operating margin before acquisition integration charges increased 2.9 percentage points from 14.0% in the second quarter of 2011 to 16.9% in the second quarter of 2012. Operating profit before acquisition integration charges in the first six months of 2012 increased 27% from the first six months of 2011. Operating margin before acquisition integration charges increased 2.0 percentage points from 14.0% for the first six months of 2011 to 16.0% for the first six months of 2012. The increase in operating margin in both the second quarter and first six months of 2012 was largely due to benefits from higher sales volumes.

Electrical Rest of World

	Three months ended June 30		Decrease	Six months ended June 30		Decrease
	2012	2011		2012	2011
Net sales	$683	$787	(13)%	$1,334	$1,530	(13)%

Operating profit	52	77	(32)%	105	147	(29)%
Operating margin	7.6%	9.8%		7.9%	9.6%

Acquisition integration charges	$3	$1		$4	$1

Before acquisition integration charges
Operating profit	$55	$78	(29)%	$109	$148	(26)%
Operating margin	8.1%	9.9%		8.2%	9.7%
Net sales decreased 13% in the second quarter of 2012 compared to the second quarter of 2011 due to a decrease of 8% from the impact of foreign exchange and a decrease of 7% in core sales, partially offset by an increase of 2% from the acquisition of a business. End markets declined 3% in the second quarter of 2012 compared to the second quarter of 2011. Net sales decreased 13% in the first six months of 2012 compared to the first six months of 2011 due to a decrease in core sales of 10% and a decrease of 5% from the impact of foreign exchange, partially offset by an increase of 2% from the acquisition of a business. The decrease in net sales in both the second quarter and first six months of 2012 reflects the continued regional recession in Europe and weakness in the China market. Eaton now anticipates its Electrical Rest of World markets will decline 3% for all of 2012.
Operating profit before acquisition integration charges in the second quarter of 2012 decreased 29% from the second quarter of 2011. Operating margin before acquisition integration charges decreased 1.8 percentage points from 9.9% in the second quarter of 2011 to 8.1% in the second quarter of 2012. Operating profit before acquisition integration charges in the first six months of 2012 decreased 26% from the first six months of 2011. Operating margin before acquisition integration charges decreased 1.5 percentage points from 9.7% for the first six months of 2011 to 8.2% for the first six months of 2012. The decrease in operating margin in both the second quarter and first six months of 2012 was largely due to the factors impacting net sales as noted above.
Hydraulics

	Three months ended June 30			Six months ended June 30
	2012	2011	Increase	2012	2011	Increase
Net sales	$769	$728	6%	$1,504	$1,413	6%

Operating profit	123	120	3%	232	226	3%
Operating margin	16.0%	16.5%		15.4%	16.0%

Acquisition integration charges	$3	$—		$4	$—

Before acquisition integration charges
Operating profit	$126	$120	5%	$236	$226	4%
Operating margin	16.4%	16.5%		15.7%	16.0%
Net sales in the second quarter of 2012 increased 6% compared to the second quarter of 2011 due to an increase of 6% from the acquisition of businesses and an increase of 3% in core sales, partially offset by a 3% decrease from the impact of foreign exchange. The increase in core sales was due to growth in hydraulics markets of 2% compared to the second quarter of 2011, with U.S. markets up 7% due to strength in both agricultural and construction equipment markets. Markets outside the U.S. declined 2%, with particular weakness in the Asia-Pacific region. Net sales in the first six months of 2012 increased 6% compared to the first six months of 2011 due to an increase of 5% from the acquisition of businesses and an increase in core sales of 3%, partially offset by a 2% decrease from the impact of foreign exchange. Eaton now anticipates its Hydraulics markets will grow by 3% for all of 2012.

Operating profit before acquisition integration charges in the second quarter of 2012 increased 5% from the second quarter of 2011. Operating margin before acquisition integration charges decreased 0.1 percentage points from 16.5% in the second quarter of 2011 to 16.4% in the second quarter of 2012. Operating profit before acquisition integration charges in the first six months of 2012 increased 4% from the first six months of 2011. Operating margin before acquisition integration charges decreased 0.3 percentage points from 16.0% for the first six months of 2011 to 15.7% for the first six months of 2012. The slight decrease in operating margin in both the second quarter and first six months of 2012 was primarily due to unfavorable product mix.
Aerospace

	Three months ended June 30			Six months ended June 30
	2012	2011	Increase	2012	2011	Increase
Net sales	$436	$409	7%	$866	$798	9%

Operating profit	59	50	18%	119	95	25%
Operating margin	13.5%	12.2%		13.7%	11.9%
Net sales in the second quarter of 2012 increased 7% compared to the second quarter of 2011 due to an increase in core sales of 8%, partially offset by a 1% decrease from the impact of foreign exchange. End markets grew 1% in the second quarter of 2012 compared to the second quarter of 2011. Net sales in the first six months of 2012 increased 9% compared to the first six months of 2011 due to an increase in core sales of 10%, partially offset by a 1% decrease from the impact of foreign exchange. Growth in both the second quarter and first six months of 2012 was primarily driven by higher customer demand in the commercial aerospace market. Eaton now anticipates its Aerospace markets will grow by 4% for all of 2012.
Operating profit before acquisition integration charges in the second quarter of 2012 increased 18% from the second quarter of 2011. Operating margin before acquisition integration charges increased 1.3 percentage points from 12.2% in the second quarter of 2011 to 13.5% in the second quarter of 2012. Operating profit before acquisition integration charges in the first six months of 2012 increased 25% from the first six months of 2011. Operating margin before acquisition integration charges increased 1.8 percentage points from 11.9% in the first six months of 2011 to 13.7% in the first six months of 2012. The increase in operating margin in both the second quarter and first six months of 2012 was primarily due to the benefits from higher sales volumes and the absence of expenses stemming from program delays and changes in scope on new customer programs that occurred in 2011.
Truck

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2012	2011		2012	2011
Net sales	$625	$673	(7)%	$1,256	$1,249	1%

Operating profit	120	120	—%	236	210	12%
Operating margin	19.2%	17.8%		18.8%	16.8%
Net sales decreased 7% in the second quarter of 2012 compared to the second quarter of 2011 due to a decrease of 8% from the impact of foreign exchange, partially offset by a 1% increase in core sales. Market growth was 3% in the second quarter of 2012 compared to the second quarter of 2011, with U.S. markets up 20% and markets outside the U.S. down 9% compared to the second quarter of 2011. Net sales increased 1% in the first six months of 2012 compared to the first six months of 2011 due to an increase in core sales of 6%, partially offset by a 5% decrease from the impact of foreign exchange. Core sales in both the second quarter and first six months of 2012 were positively impacted by strong year to date growth in the NAFTA Class 8 truck markets, partially offset by weakness in the Brazil truck and bus markets. Eaton now anticipates its Truck markets will grow by 2% for all of 2012.

While operating profit in the second quarter of 2012 remained flat as compared to the second quarter of 2011, operating margin increased 1.4 percentage points from 17.8% in the second quarter of 2011 to 19.2% in the second quarter of 2012. Operating profit in the first six months of 2012 increased 12% from the first six months of 2011. Operating margin increased 2.0 percentage points from 16.8% in the second quarter of 2011 to 18.8% in the second quarter of 2012. The increase in operating margin in both the second quarter and first six months of 2012 was primarily due to benefits from higher U.S. sales volumes.
Automotive

	Three months ended June 30		Decrease	Six months ended June 30		Decrease
	2012	2011		2012	2011
Net sales	$422	$460	(8)%	$848	$906	(6)%

Operating profit	48	55	(13)%	92	105	(12)%
Operating margin	11.4%	12.0%		10.8%	11.6%
Net sales decreased 8% in the second quarter of 2012 compared to the second quarter of 2011 due to a decrease of 8% from the impact of foreign exchange and a decrease of 3% related to a business divestiture in 2011, partially offset by a 3% increase in core sales. End markets grew 1% in the second quarter of 2012 compared to the second quarter of 2011. The increase in core sales reflects the strong U.S. automotive markets, which grew 10% in the second quarter of 2012 compared to the second quarter of 2011, partially offset by the impact of a 3% decline in markets outside the U.S., primarily in Europe and Latin America. Net sales decreased 6% in the first six months of 2012 compared to the first six months of 2011 due to a decrease of 5% from the impact of foreign exchange and a decrease of 4% related to a business divestiture in 2011, partially offset by a 3% increase in core sales. The increase in core sales in the first six months of 2012 is due to the same factors noted above. Eaton now anticipates its Automotive markets will grow by 3% for all of 2012.
Operating profit in the second quarter of 2012 decreased 13% from the second quarter of 2011. Operating margin decreased 0.6 percentage points from 12.0% in the second quarter of 2011 to 11.4% in the second quarter of 2012. Operating profit in the first six months of 2012 decreased 12% from the first six months of 2011. Operating margin decreased 0.8 percentage points from 11.6% in the first six months of 2011 to 10.8% in the first six months of 2012. The decrease in operating profit in both the second quarter and first six months of 2012 was primarily due to start-up costs associated with a new facility in China and the factors impacting net sales as noted above.
Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2012	2011		2012	2011
Amortization of intangible assets	$42	$48	(13)%	$84	$96	(13)%
Interest expense-net	30	31	(3)%	58	63	(8)%
Pension and other postretirement benefits expense	39	37	5%	80	70	14%
Other corporate expense-net	62	54	15%	127	99	28%
Total corporate expense	$173	$170	2%	$349	$328	6%
Total Corporate expense increased 2% in the second quarter of 2012 to $173 from $170 in the second quarter of 2011 principally due to a 15% increase in Other corporate expense-net primarily related to pre-acquisition transaction costs associated with the planned acquisition of Cooper Industries plc (Cooper), partially offset by a 13% decrease in Amortization of intangible assets due to certain intangible assets being fully amortized in 2011.
Total Corporate expense increased 6% in the first six months of 2012 to $349 from $328 in the first six months of 2011 principally due to a 28% increase in Other corporate expense-net primarily related to pre-acquisition transaction costs associated with the planned acquisition of Cooper and higher miscellaneous corporate expense, and a 14% increase in Pension and other postretirement benefits expense primarily related to changes in the discount rate for 2012. These increases in total corporate expense were partially offset by a 13% decrease in Amortization of intangible assets principally due to certain intangible assets being fully amortized in 2011.
For additional information on acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through credit facilities that support commercial paper borrowings. On June 14, 2012, Eaton refinanced a $500, three-year revolving credit facility and a $500, five-year revolving credit facility with a $750, three-year revolving credit facility and a $750, five-year revolving credit facility, respectively. These facilities increase long-term revolving credit facilities from $1.5 billion to $2.0 billion. There were no borrowings outstanding under these revolving credit facilities at June 30, 2012. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business.
On May 21, 2012, Eaton secured a 364-day bridge facility totaling $6.75 billion related to financing the cash portion of the acquisition of Cooper. The bridge facility will be available in a single draw on the acquisition closing date. At June 30, 2012, capitalized deferred financing fees totaled $39 and are being amortized over the estimated term of the bridge facility.
On June 28, 2012, the Company received proceeds totaling $600 from the private issuance of $300, 3.47% notes due June 28, 2021 and $300, 3.68% notes due June 28, 2023.
These financing activities were initiated to enhance the Company's capital structure prior to completing the acquisition of Cooper. For additional information on the agreement to acquire Cooper and these financing transactions, see Note 2 and Note 5 to the Condensed Consolidated Financial Statements, respectively.
Eaton was in compliance with each of its debt covenants as of June 30, 2012 and for all periods presented.
Agreement to Acquire Cooper
On May 21, 2012, Eaton reached an agreement to acquire Cooper. Cooper is incorporated in Ireland and is a diversified global manufacturer of electrical components and tools with sales of $5.4 billion for 2011. At the close of the transaction, Eaton and Cooper will be combined under a newly created company (New Eaton), which is currently called Eaton Corporation Limited and is incorporated in Ireland. The total consideration to be received by Cooper shareholders in the transaction is comprised of both cash and equity and has a value of approximately $11.8 billion based on the closing share price of Eaton common stock of $42.40 on May 18, 2012. At the close of the transaction, the former shareholders of Eaton and Cooper are expected to own approximately 73% and 27% of New Eaton, respectively. The transaction is subject to respective shareholder approval, receipt of certain regulatory approvals and other customary conditions, and is expected to close in the second half of 2012. For additional information on the agreement to acquire Cooper, see Note 2 to the Condensed Consolidated Financial Statements.
Undistributed Assets of Non-U.S. Subsidiaries
At June 30, 2012, approximately 52% of the Company's consolidated cash and short-term investments resided in non-U.S. locations. These funds are considered permanently reinvested to be used to expand operations either organically or through acquisitions outside the U.S. The largest growth areas that are expected to require capital are in developing foreign markets such as Africa, Brazil, China, India, the Middle East and Southeast Asia. The Company's U.S. operations generate cash flow sufficient to satisfy U.S. operating requirements. The Company does not intend to repatriate any significant amounts of cash to the U.S. in the foreseeable future.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $371 in the first six months of 2012, an increase of $324 compared to $47 in the first six months of 2011. Operating cash flows in 2012 were positively impacted primarily by higher net income in 2012, the absence of contributions of $100 to other postretirement benefits plans that were made in the first six months of 2011, and changes in deferred tax and other long-term liabilities. Partially offsetting these sources of cash were increased contributions to the Company's U.S. qualified pension plan related to minimum funding requirements.

Investing Cash Flow
Net cash used in investing activities was $582 in the first six months of 2012, an increase of $407 compared to $175 in the first six months of 2011. Investing cash flows in 2012 were primarily impacted by decreased sales of short-term investments, from $251 in the the first six months of 2011 to $35 in the first six months of 2012, related to lower operating and liquidity needs, and an increase in cash paid for acquisitions of businesses from $212 in the first six months of 2011 to $365 in the first six months of 2012. For additional information on business acquisitions see to Note 2 to the Condensed Consolidated Financial Statements.
Financing Cash Flow
Net cash provided by financing activities was $345 in the first six months of 2012, an increase of $280 compared to $65 in the first six months of 2011. The increase was primarily due to proceeds totaling $600 from private debt issuances completed by Eaton during the second quarter of 2012 and the absence of share repurchases in the first six months of 2012 as compared to the first six months of 2011. Partially offsetting these sources of cash were capitalized deferred financing fees primarily related to the bridge facility, as described above, and an increase in the quarterly cash dividend to $0.38 for 2012 from $0.34 for 2011.

OTHER MATTERS
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At June 30, 2012, the Company has a total accrual of 74 Brazilian Reais related to this matter (37 million based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($30 based on current exchange rates) with an additional 14 Brazilian Reais recognized through June 30, 2012 ($7 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. On September 27, 2011, the Superior Court of Justice accepted two of the appeals and on November 21, 2011, Eaton's remaining appeal was accepted. These appeals will be heard in due course.
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

The Company firmly believes that the proposed assessments are without merit. The Company also believes that it was in full compliance with the terms of the two APAs and that the IRS's unilateral attempt to retroactively cancel these two binding contracts is also without merit and represents a breach of the two contracts. On February 29, 2012, the Company filed a Petition with the U.S. Tax Court in which it asserted that the transfer pricing established in the two APA contracts meets the arms-length standard set by the U.S. income tax law, that the transfer pricing the Company has used is in full compliance with U.S. income tax laws, and accordingly, that the two APA contracts should be enforced in accordance with their terms. On June 11, 2012, the Company filed a motion for partial summary judgment with the U.S. Tax Court, asking the U.S. Tax Court to rule the APAs are “contracts” and that the IRS has the burden of proof to substantiate cancellation of the APAs. The Company believes that the ultimate resolution of this matter will not have a material impact on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the performance in 2012 of Eaton’s worldwide end markets and Eaton's 2012 full-year revenue. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated delays in closing of, or failure to close, the Cooper acquisition; unanticipated difficulties integrating acquisitions, including, specifically, the Cooper acquisition; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock and commodity market and currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler - Chairman, Chief Executive Officer and President; and Richard H. Fearon - Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2012.
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
Information regarding the Company's current legal proceedings is presented in Note 7 and Note 8 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2011 Form 10-K includes a discussion of the Company's risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the 2011 Form 10-K. Except as presented below, there have been no material changes from the risk factors described in the 2011 Form 10-K.
Failure to consummate Eaton's acquisition of Cooper (the transaction) could negatively impact the share price and the future business and financial results of Eaton.
If the transaction is not consummated, the ongoing business of Eaton may be adversely affected and, without realizing any of the benefits of having consummated the transaction, Eaton will be subject to a number of risks, including the following:

•	Eaton will be required to pay specified costs and expenses relating to the proposed transaction;

•	if the transaction agreement is terminated under specified circumstances, Eaton may be required to pay to Cooper a termination fee equal to $300 million;

•
the transaction agreement restricts Eaton and Cooper, without the other party’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the merger and the acquisition occur or the transition agreement terminates. These restrictions may prevent Eaton from pursuing otherwise attractive business opportunities and making other changes to the business that may arise prior to completion of the merger and the acquisition or termination of the transaction agreement.

•
Eaton also could be subject to litigation related to any failure to consummate the transaction or related to any enforcement proceeding commenced against Eaton to perform its respective obligations under the transaction agreement.

If the transaction is not consummated, these risks may materialize and may adversely affect Eaton’s business, operating results and share price.
If the transaction is completed, Eaton may not realize all of the anticipated benefits or those benefits may take longer to realize than expected. Further, Eaton's post-transaction leverage and debt service obligations could adversely affect Eaton's business.
Eaton's ability to realize the anticipated benefits of the transaction will depend, to a large extent, on Eaton's ability to integrate the two businesses. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected. Failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of New Eaton and could adversely affect New Eaton's results of operations. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management's attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the business of Cooper with that of Eaton;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.
Many of these factors will be outside of Eaton's control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact the business, financial condition and results of operations of Eaton. Further, Eaton intends to incur new term debt in excess of $5 billion to pay the cash portion of the transaction purchase price. The degree to which Eaton will be leveraged following the transaction could have important consequences to shareholders.

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION
Registrant

Date:	July 24, 2012	By:	/s/ Richard H. Fearon
Richard H. Fearon
Vice Chairman and Chief Financial and Planning Officer
(On behalf of the Registrant and as Principal Financial Officer)

Eaton Corporation
Second Quarter 2012 Report on Form 10-Q
Exhibit Index

2	Transaction Agreement and Amendment No. 1 to the Transaction Agreement - Incorporated by reference to the Eaton Corporation Limited Form S-4, Annex A, filed on June 22, 2012

3 (a)	Amended Articles of Incorporation (amended and restated as of April 27, 2011) — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2011

3 (b)	Amended Regulations (amended and restated as of April 27, 2011) — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2011

4	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts

(oo) 2012 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 16, 2012

(pp) Senior Unsecured Bridge Credit Agreement - Incorporated by reference to the Form 8-K report, Exhibit 10.1, filed on May 24, 2012

12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended June 30, 2012 and 2011, (ii) Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011, (v) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (vi) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vii) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2012.
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