Form 10-Q
period 2012-09-30
EATON CORP
filed 2012-10-31
CIK 31277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 337.9 million Common Shares outstanding as of September 30, 2012.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2012	2011	2012	2011
Net sales	$3,950	$4,123	$11,978	$12,016

Cost of products sold	2,747	2,900	8,316	8,444
Selling and administrative expense	687	668	2,079	2,031
Research and development expense	102	104	313	316
Interest expense-net	42	29	100	92
Other (income) expense-net	(4)	(10)	7	(30)
Income before income taxes	376	432	1,163	1,163
Income tax expense	29	65	123	172
Net income	347	367	1,040	991
Less net income for noncontrolling interests	(2)	(2)	(2)	(3)
Net income attributable to Eaton common shareholders	$345	$365	$1,038	$988

Net income per common share
Diluted	$1.02	$1.07	$3.05	$2.86
Basic	1.02	1.07	3.08	2.90

Weighted-average number of common shares outstanding
Diluted	339.8	341.9	339.7	344.4
Basic	337.6	338.1	336.7	339.7

Cash dividends declared per common share	$0.76	$0.34	$1.52	$1.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2012	2011	2012	2011
Net income	$347	$367	$1,040	$991
Less net income for noncontrolling interests	(2)	(2)	(2)	(3)
Net income attributable to Eaton common shareholders	345	365	1,038	988

Other comprehensive income (loss), net of tax
Foreign currency translation and related hedging instruments	146	(449)	47	(111)
Pensions and other postretirement benefits	22	34	93	69
Cash flow hedges	4	(20)	16	(25)
Other comprehensive income (loss) attributable to Eaton common shareholders	172	(435)	156	(67)

Total comprehensive income (loss) attributable to Eaton common shareholders	$517	$(70)	$1,194	$921

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2012	December 31, 2011
Assets
Current assets
Cash	$425	$385
Short-term investments	620	699
Accounts receivable-net	2,645	2,444
Inventory	1,801	1,701
Other current assets	704	597
Total current assets	6,195	5,826

Property, plant and equipment-net	2,794	2,602

Other noncurrent assets
Goodwill	5,838	5,537
Other intangible assets	2,253	2,192
Deferred income taxes	1,064	1,134
Other assets	656	582
Total assets	$18,800	$17,873

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$108	$86
Current portion of long-term debt	307	321
Accounts payable	1,441	1,491
Accrued compensation	385	420
Other current liabilities	1,467	1,319
Total current liabilities	3,708	3,637

Noncurrent liabilities
Long-term debt	3,690	3,366
Pension liabilities	1,509	1,793
Other postretirement benefits liabilities	645	642
Deferred income taxes	569	442
Other noncurrent liabilities	437	501
Total noncurrent liabilities	6,850	6,744

Shareholders’ equity
Eaton shareholders’ equity	8,220	7,469
Noncontrolling interests	22	23
Total equity	8,242	7,492
Total liabilities and equity	$18,800	$17,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2012	2011
Operating activities
Net income	$1,040	$991
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	419	419
Pension expense	205	170
Contributions to pension plans	(383)	(341)
Contributions to other postretirement benefits plans	(34)	(150)
Changes in working capital	(318)	(290)
Other-net	48	(110)
Net cash provided by operating activities	977	689

Investing activities
Cash paid for acquisitions of businesses	(554)	(298)
Capital expenditures for property, plant and equipment	(357)	(384)
Sales of short-term investments-net	89	272
Other-net	(35)	1
Net cash used in investing activities	(857)	(409)

Financing activities
Borrowings with original maturities of more than three months
Proceeds	600	352
Payments	(319)	(14)
Payments with original maturities of less than three months-net	(2)	(38)
Deferred financing costs	(63)	—
Cash dividends paid	(384)	(348)
Exercise of equity-based awards	54	66
Repurchase of shares	—	(343)
Excess tax benefit from equity-based compensation	18	—
Other-net	—	(4)
Net cash used in financing activities	(96)	(329)

Effect of foreign exchange rate changes on cash	16	(6)
Total increase (decrease) in cash	40	(55)
Cash at the beginning of the period	385	333
Cash at the end of the period	$425	$278

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
In 2012 and 2011, Eaton acquired businesses and entered into a joint venture in separate transactions. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. These transactions and the related annual sales prior to acquisition are summarized below:

Acquired businesses and joint venture	Date of transaction	Business segment	Annual sales
Rolec Comercial e Industrial S.A.	September 28, 2012	Electrical Americas	$85 for the 12 months ended September 30, 2012
A Chilean manufacturer of integrated power assemblies and low- and medium-voltage switchgear, and a provider of engineering services serving mining and other heavy industrial applications in Chile and Peru.

Jeil Hydraulics Co., Ltd.	July 6, 2012	Hydraulics	$189 for 2011
A Korean manufacturer of track drive motors, swing drive motors, main control valves and remote control valves for the construction equipment market.

Polimer Kaucuk Sanayi ve Pazarlama A.S.	June 1, 2012	Hydraulics	$335 for 2011
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

Acquired businesses and joint venture	Date of transaction	Business segment	Annual sales
ACTOM Low Voltage	June 30, 2011	Electrical Rest of World	$65 for the year ended May 31, 2011
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

On May 21, 2012, Eaton reached an agreement to acquire Cooper Industries plc (Cooper). Cooper is incorporated in Ireland and is a diversified global manufacturer of electrical components and tools with sales of $5.4 billion for 2011. At the close of the transaction, Eaton and Cooper will be combined under a newly created company (New Eaton), which is currently called Eaton Corporation Limited and is incorporated in Ireland. The total consideration to be received by Cooper shareholders in the transaction is comprised of both cash and equity and has a value of approximately $11.8 billion based on the closing share price of Eaton common stock of $42.40 on May 18, 2012. Based on the terms of the transaction agreement, the purchase consideration entitles the holder of each ordinary share of Cooper to receive from New Eaton $39.15 and 0.77479 of a New Eaton ordinary share. At the close of the transaction, the former shareholders of Eaton and Cooper are expected to own approximately 73% and 27% of New Eaton, respectively. The transaction was approved by shareholders of both companies on October 26, 2012, and is subject to receipt of certain regulatory approvals and other customary conditions. The transaction is expected to close in the fourth quarter of 2012.

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs charges related to the integration of acquired businesses. A summary of these charges follows:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Business segment
Electrical Americas	$1	$3	$4	$7
Electrical Rest of World	1	—	5	1
Hydraulics	5	1	9	1
Total business segment integration charges before income taxes	7	4	18	9
Corporate	20	—	28	—
Total integration charges before income taxes	$27	$4	$46	$9
After-tax integration charges	$18	$2	$30	$6
Per common share	$0.05	$0.01	$0.09	$0.02

Business segment charges for the third quarter of 2012 were related primarily to Internormen Technology Group, Jeil Hydraulics, Polimer Kaucuk Sanayi ve Pazarlama (SEL) and E. Begerow GmbH & Co. KG. Business segment charges for the first nine months of 2012 were related primarily to The Moeller Group, Internormen Technology Group, E. Begerow GmbH & Co. KG and Tuthill Coupling Group. Business segment charges in 2011 were related primarily to CopperLogic, Wright Line Holding and EMC Engineers. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Note 13, Business Segment Information, the charges reduced Operating profit of the related business segment.
Corporate charges in 2012 were related primarily to pre-acquisition transaction costs associated with the planned acquisition of Cooper. These charges were included in Selling and administrative expense and Interest expense-net. In Note 13, Business Segment Information, the charges were included in Interest expense-net and Other corporate expense-net. See Note 2 for additional information about business acquisitions.

Note 4.	GOODWILL
A summary of goodwill follows:

	September 30, 2012	December 31, 2011
Electrical Americas	$2,058	$2,043
Electrical Rest of World	986	981
Hydraulics	1,393	1,116
Aerospace	1,045	1,040
Truck	149	150
Automotive	207	207
Total goodwill	$5,838	$5,537
The increase in goodwill in 2012 was primarily due to businesses acquired during 2012. For additional information regarding acquired businesses, see Note 2.
Assessing Goodwill for Impairment
Goodwill is tested for impairment annually as of July 1 at the reporting unit level, which is equivalent to Eaton's operating segments. Impairment testing for 2012 was performed from a qualitative perspective by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to and based on the assumptions used in the quantitative assessment performed in 2010. For 2012, the fair value of Eaton's reporting units continues to substantially exceed the respective carrying amount.

Note 5.	DEBT
On May 21, 2012, Eaton secured a 364-day bridge facility totaling $6.75 billion related to financing the cash portion of the acquisition of Cooper. The bridge facility will be available in a single draw on the acquisition closing date. At the Company's discretion, the interest rate on the bridge facility may initially be set at either a LIBOR-based rate plus a margin of 1.25%, with increases in margin every 90 days to a maximum margin of 2.50%, or an Alternate Base Rate (ABR) plus the margin for LIBOR loans at any time minus 1.00%. The ABR is the highest of (a) Prime Rate (as published in the Wall Street Journal), (b) the Federal Funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00%. The bridge facility allows for voluntary prepayment at any time without a premium or penalty. Upon the closing of the Cooper acquisition or shortly thereafter, the bridge facility will be guaranteed by certain subsidiaries of the Company and Cooper. The bridge facility contains customary events of default, the occurrence of which may accelerate the payment of interest and principal amounts outstanding. The bridge facility is subject to certain customary affirmative and negative covenants. At September 30, 2012, capitalized deferred financing fees totaled $56 and are being amortized in Interest expense-net over the estimated term of the bridge facility.
On June 14, 2012, Eaton refinanced a $500, three-year revolving credit facility and a $500, five-year revolving credit facility with a $750, three-year revolving credit facility and a $750, five-year revolving credit facility, respectively. These facilities increase long-term revolving credit facilities from $1.5 billion to $2.0 billion. The revolving credit facilities are used to support commercial paper borrowings. The three-year revolving credit facility will expire June 14, 2015, and the five-year revolving credit facility will expire June 14, 2017. There were no borrowings outstanding under Eaton's revolving credit facilities at September 30, 2012.

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

Note 6.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	Three months ended September 30
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2012	2011	2012	2011	2012	2011
Service cost	$28	$23	$13	$12	$5	$4
Interest cost	33	33	18	19	10	10
Expected return on plan assets	(46)	(41)	(18)	(17)	(2)	—
Amortization	30	19	3	3	3	3
	45	34	16	17	16	17
Curtailment loss	—	—	—	1	—	—
Settlement loss	8	5	—	—	—	—
Total expense	$53	$39	$16	$18	$16	$17

	Nine months ended September 30
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2012	2011	2012	2011	2012	2011
Service cost	$86	$69	$37	$37	$13	$12
Interest cost	100	99	56	59	29	30
Expected return on plan assets	(136)	(123)	(56)	(53)	(5)	—
Amortization	88	57	11	9	10	9
	138	102	48	52	47	51
Curtailment loss	—	—	—	1	—	—
Settlement loss	17	12	2	3	—	—
Total expense	$155	$114	$50	$56	$47	$51

Note 7.	LEGAL CONTINGENCIES
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At September 30, 2012, the Company has a total accrual of 77 Brazilian Reais related to this matter ($38 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($30 based on current exchange rates) with an additional 17 Brazilian Reais recognized through September 30, 2012 ($8 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. All appeals have been accepted by the Superior Court of Justice and will be heard in due course.

On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion was denied on March 10, 2011. On March 14, 2011, Eaton filed a motion for entry of final judgment of liability, zero damages and no injunctive relief. That motion was denied on June 9, 2011. On August 19, 2011, the Court entered final judgment of liability but awarded zero damages to plaintiffs. The Court also entered an injunction prohibiting Eaton from offering rebates or other incentives based on purchasing targets but stayed the injunction pending appeal. Eaton appealed the liability finding and the injunction to the Third Circuit Court of Appeals. Meritor cross-appealed the finding of zero damages. On September 28, 2012, the Court of Appeals affirmed the District Court's denial of Eaton's motion for judgment as a matter of law, and let stand the jury verdict in favor of Meritor. The Third Circuit also ruled that the plaintiffs' damages report was properly excluded, but reversed the judgment of zero damages and ordered that the District Court must allow plaintiffs a limited opportunity to amend the damages report, which may be re-considered for reliability and admissibility. Injunctive relief also was vacated. An estimate of any potential loss related to this action cannot be made at this time.
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
The effective income tax rate for the third quarter of 2012 was 7.7% compared to 15.2% for the third quarter of 2011 and 10.6% for the first nine months of 2012 compared to 14.8% for the first nine months of 2011. The lower effective tax rate in the third quarter of 2012 was primarily attributable to the utilization of deferred tax assets in Asia Pacific jurisdictions, as well as adjustments related to the filing of the 2011 income tax returns in the United States and international tax jurisdictions. The lower effective tax rate in the first nine months of 2012 was attributable to the items noted above, the favorable impact of enhanced investment incentives in Europe, and a reduction in deferred tax liabilities in a European jurisdiction due to the realization of a lower effective tax rate.
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
The Company firmly believes that the proposed assessments are without merit. The Company also believes that it was in full compliance with the terms of the two APAs and that the IRS's unilateral attempt to retroactively cancel these two binding contracts is also without merit and represents a breach of the two contracts. On February 29, 2012, the Company filed a Petition with the U.S. Tax Court in which it asserted that the transfer pricing established in the two APA contracts meets the arms-length standard set by the U.S. income tax law, that the transfer pricing the Company has used is in full compliance with U.S. income tax laws, and accordingly, that the two APA contracts should be enforced in accordance with their terms. On June 11, 2012, the Company filed a motion for partial summary judgment with the U.S. Tax Court, asking the U.S. Tax Court to rule the APAs are “contracts” and that the IRS has the burden of proof to substantiate cancellation of the APAs. On October 22, 2012, a hearing on the partial summary judgment motion was held at the U.S. Tax Court. The Company believes that the ultimate resolution of this matter will not have a material impact on its consolidated financial statements.

Note 9.	EQUITY
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2011	$7,469	$23	$7,492
Net income	1,038	2	1,040
Other comprehensive income	156	—	156
Cash dividends paid and accrued	(512)	(3)	(515)
Issuance of shares under equity-based compensation plans-net	69	—	69
Balance at September 30, 2012	$8,220	$22	$8,242
Net Income per Common Share
A summary of the calculation of net income per common share attributable to common shareholders follows:

	Three months ended September 30		Nine months ended September 30
(Shares in millions)	2012	2011	2012	2011
Net income attributable to Eaton common shareholders	$345	$365	$1,038	$988

Weighted-average number of common shares outstanding-diluted	339.8	341.9	339.7	344.4
Less dilutive effect of stock options and restricted stock awards	2.2	3.8	3.0	4.7
Weighted-average number of common shares outstanding-basic	337.6	338.1	336.7	339.7

Net income per common share
Diluted	$1.02	$1.07	$3.05	$2.86
Basic	1.02	1.07	3.08	2.90
For the third quarter and first nine months of 2012, 4.2 million and 2.5 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive. For the third quarter and first nine months of 2011, 2.7 million and 1.1 million stock options, respectively, were excluded from the calculation of diluted net income per common share because the exercise price of the options exceeded the average market price of the common shares during the period and their effect, accordingly, would have been antidilutive.

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

A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
September 30, 2012
Cash	$425	$425	$—	$—
Short-term investments	620	620	—	—
Net derivative contracts	93	—	93	—
Long-term debt converted to floating interest rates by interest rate swaps - net	92	—	92	—

December 31, 2011
Cash	$385	$385	$—	$—
Short-term investments	699	699	—	—
Net derivative contracts	46	—	46	—
Long-term debt converted to floating interest rates by interest rate swaps - net	66	—	66	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $3,997 and fair value of $4,576 at September 30, 2012 compared to $3,687 and $4,273, respectively, at December 31, 2011. The fair value of debt is determined based on trade information in the financial markets of the Company's public debt and is considered a Level 2 fair value measurement.

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
Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Condensed Consolidated Balance Sheets. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated, and is effective, as part of a hedging relationship and, if so, as to the nature of the hedging activity. Eaton formally documents all relationships between these derivative financial instruments accounted for as hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative financial instruments to a recognized asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as:

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Debt denominated in foreign currency and designated as non-derivative net investment hedging instruments was $129 at September 30, 2012 and December 31, 2011.
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Other long-term liabilities	Type of hedge	Term
September 30, 2012
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,290	$—	$92	$—	$—	Fair value	1 to 21 years
Floating-to-fixed interest rate swaps	300	—	—	—	2	Cash flow	2 years
Foreign currency exchange contracts	436	8	—	4	—	Cash flow	12 to 36 months
Commodity contracts	27	—	—	—	—	Cash flow	12 months
Total		$8	$92	$4	$2

Derivatives not designated as hedges
Foreign currency exchange contracts	$3,641	$14		$16			12 months
Commodity contracts	22	1		—			12 months
Total		$15		$16

December 31, 2011
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$940	$—	$68	$—	$2	Fair value	1 to 22 years
Floating-to-fixed interest rate swaps	300	—	—	—	—	Cash flow	2 years
Foreign currency exchange contracts	308	4	—	9	—	Cash flow	12 to 36 months
Commodity contracts	47	—	—	7	—	Cash flow	12 months
Total		$4	$68	$16	$2

Derivatives not designated as hedges
Foreign currency exchange contracts	$2,954	$18		$14			12 months
Commodity contracts	61	—		12			12 months
Total		$18		$26

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
Amounts recognized in Accumulated other comprehensive income (loss) follow:

	Three months ended September 30
	2012		2011
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$(1)	$—	$—	$—
Foreign currency exchange contracts	4	2	(7)	(1)
Commodity contracts	2	(3)	(12)	2
Total	$5	$(1)	$(19)	$1

	Nine months ended September 30
	2012		2011
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$(3)	$(1)	$—	$—
Foreign currency exchange contracts	10	1	(6)	(1)
Commodity contracts	2	(7)	(13)	7
Derivatives designated as net investment hedges
Cross currency swaps	—	—	1	—
Total	$9	$(7)	$(18)	$6
Gains and losses reclassified from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income were recognized in Cost of products sold or Interest expense-net, as appropriate.
Amounts recognized in net income follow:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$11	$23	$25	$25
Related long-term debt converted to floating interest rates by interest rate swaps	(11)	(23)	(25)	(25)
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense-net.

Note 12.	INVENTORY
The components of inventory follow:

	September 30, 2012	December 31, 2011
Raw materials	$779	$706
Work-in-process	305	272
Finished goods	872	867
Inventory at FIFO	1,956	1,845
Excess of FIFO over LIFO cost	(155)	(144)
Total inventory	$1,801	$1,701

Note 13.	BUSINESS SEGMENT INFORMATION
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

EATON CORPORATION BUSINESS SEGMENT INFORMATION

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Net sales
Electrical Americas	$1,143	$1,074	$3,363	$3,071
Electrical Rest of World	686	755	2,020	2,285
Hydraulics	763	717	2,267	2,130
Aerospace	419	420	1,285	1,218
Truck	549	715	1,805	1,964
Automotive	390	442	1,238	1,348
Total net sales	$3,950	$4,123	$11,978	$12,016

Segment operating profit
Electrical Americas	$207	$156	$559	$432
Electrical Rest of World	76	62	181	209
Hydraulics	93	109	325	335
Aerospace	49	71	168	166
Truck	103	139	339	349
Automotive	41	62	133	167
Total segment operating profit	569	599	1,705	1,658

Corporate
Amortization of intangible assets	(45)	(47)	(129)	(143)
Interest expense-net	(42)	(29)	(100)	(92)
Pension and other postretirement benefits expense	(41)	(35)	(121)	(105)
Other corporate expense-net	(65)	(56)	(192)	(155)
Income before income taxes	376	432	1,163	1,163
Income tax expense	29	65	123	172
Net income	347	367	1,040	991
Less net income for noncontrolling interests	(2)	(2)	(2)	(3)
Net income attributable to Eaton common shareholders	$345	$365	$1,038	$988

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation is a diversified power management company with 2011 net sales of $16.0 billion. The Company is a global technology leader in electrical components and systems for power quality, distribution and control; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 74,000 employees in over 50 countries, and sells products to customers in more than 150 countries.
Eaton acquired certain businesses that affect comparability on a year over year basis. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. For a list of business acquisitions and joint ventures impacting the comparative periods, see Note 2 to the Condensed Consolidated Financial Statements.
A summary of Eaton’s Net sales, Net income attributable to Eaton common shareholders, and Net income per common share-diluted follows:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Net sales	$3,950	$4,123	$11,978	$12,016
Net income attributable to Eaton common shareholders	345	365	1,038	988
Net income per common share-diluted	$1.02	$1.07	$3.05	$2.86

RESULTS OF OPERATIONS
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per common share, and operating profit before acquisition integration charges for each business segment as well as corporate expense, each of which excludes amounts that differ from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of each of these financial measures to the most directly comparable GAAP measure is included in the table below and in the discussion of the operating results of each business segment. Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment.

Consolidated Financial Results

	Three months ended September 30		Decrease	Nine months ended September 30		Increase
	2012	2011		2012	2011
Net sales	$3,950	$4,123	(4)%	$11,978	$12,016	—%
Gross profit	1,203	1,223	(2)%	3,662	3,572	3%
Percent of net sales	30.5%	29.7%		30.6%	29.7%
Income before income taxes	376	432	(13)%	1,163	1,163	—%
Net income	$347	$367	(5)%	$1,040	$991	5%
Less net income for noncontrolling interests	(2)	(2)		(2)	(3)
Net income attributable to Eaton common shareholders	345	365	(5)%	1,038	988	5%
Excluding acquisition integration charges (after-tax)	18	2		30	6
Operating earnings	$363	$367	(1)%	$1,068	$994	7%

Net income per common share-diluted	$1.02	$1.07	(5)%	$3.05	$2.86	7%
Excluding per share impact of acquisition integration charges (after-tax)	0.05	0.01		0.09	0.02
Operating earnings per common share	$1.07	$1.08	(1)%	$3.14	$2.88	9%
Net Sales
Net sales in the third quarter of 2012 decreased 4% compared to the third quarter of 2011. The sales decrease was due to a decrease of 4% from the impact of foreign exchange and a decrease of 2% in core sales, partially offset by an increase of 2% from acquisition of businesses. End markets declined 1% in the third quarter of 2012 compared to the same period in 2011. The decrease in core sales in the third quarter of 2012 was due to lower sales volumes as a result of subdued economic growth in Europe and China, and decelerating industrial activity in the U.S. Net sales in the first nine months of 2012 were flat compared to the first nine months of 2011, with a decrease of 3% from the impact of foreign exchange offset by an increase of 2% in core sales and an increase of 1% from acquisitions of businesses. The increase in core sales in the first nine months of 2012 was due to modest growth of the Company's markets during the first six months of 2012, partially offset by lower sales volumes in the third quarter of 2012 as noted above.
Gross Profit
Gross profit decreased 2% in the third quarter of 2012 compared to the third quarter of 2011. Gross profit margin increased 0.8 percentage points from 29.7% in the third quarter of 2011 to 30.5% in the third quarter of 2012. Gross profit increased 3% in the first nine months of 2012 compared to the first nine months of 2011. Gross profit margin increased 0.9 percentage points from 29.7% for the first nine months of 2011 to 30.6% for the first nine months of 2012. The gross profit margin in both the third quarter and first nine months of 2012 was positively impacted by lower commodity costs, partially offset by the factors impacting net sales as noted above.
Income Taxes
The effective income tax rate for the third quarter of 2012 was 7.7% compared to 15.2% for the third quarter of 2011 and 10.6% for the first nine months of 2012 compared to 14.8% for the first nine months of 2011. The lower effective tax rate in the third quarter of 2012 was primarily attributable to the utilization of deferred tax assets in Asia Pacific jurisdictions, as well as adjustments related to the filing of the 2011 income tax returns in the United States and international tax jurisdictions. The lower effective tax rate in the first nine months of 2012 was attributable to the items noted above, the favorable impact of enhanced investment incentives in Europe, and a reduction in deferred tax liabilities in a European jurisdiction due to the realization of a lower effective tax rate.

Net Income
Net income attributable to Eaton common shareholders of $345 in the third quarter of 2012 decreased 5% compared to net income of $365 in the third quarter of 2011, and Net income per common share of $1.02 in the third quarter of 2012 decreased 5% from Net income per common share of $1.07 in the third quarter of 2011. The decrease in the third quarter of 2012 was primarily due to lower sales volumes as noted above and costs incurred pursuant to the acquisition of Cooper, partially offset by lower commodity costs and a lower effective tax rate. Net income attributable to Eaton common shareholders of $1,038 in the first nine months of 2012 increased 5% compared to net income of $988 in the first nine months of 2011, and Net income per common share of $3.05 in the first nine months of 2012 increased 7% over Net income per common share of $2.86 in the first nine months of 2011. The increase in the first nine months of 2012 was primarily due to strong incremental margins on sales volume growth during the first nine months of 2012, lower commodity costs, and a lower effective tax rate.
Business Segment Results of Operations
The following is a discussion of net sales, operating profit and operating profit margin by business segment that includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquired businesses and acquisition integration charges, see Note 2 and Note 3 to the Condensed Consolidated Financial Statements, respectively.
Electrical Americas

	Three months ended September 30			Nine months ended September 30
	2012	2011	Increase	2012	2011	Increase
Net sales	$1,143	$1,074	6%	$3,363	$3,071	10%

Operating profit	207	156	33%	559	432	29%
Operating margin	18.1%	14.5%		16.6%	14.1%

Acquisition integration charges	$1	$3		$4	$7

Before acquisition integration charges
Operating profit	$208	$159	31%	$563	$439	28%
Operating margin	18.2%	14.8%		16.7%	14.3%
Net sales increased 6% in the third quarter of 2012 compared to the third quarter of 2011 due to an increase of 6% in core sales. End markets grew 4% in the third quarter of 2012 compared to the same period in 2011. Net sales increased 10% in the first nine months of 2012 compared to the first nine months of 2011 due to an increase of 10% in core sales and an increase of 1% from the acquisition of businesses, partially offset by a 1% decrease from the impact of foreign exchange. The increase in net sales in both the third quarter and first nine months of 2012 was due to continued growth in markets served by the Electrical Americas segment, with particularly strong growth in residential and non-residential construction markets. Eaton now anticipates its Electrical Americas markets will grow 6% for all of 2012.
Operating profit before acquisition integration charges in the third quarter of 2012 increased 31% from the third quarter of 2011. Operating margin before acquisition integration charges increased 3.4 percentage points from 14.8% in the third quarter of 2011 to 18.2% in the third quarter of 2012. Operating profit before acquisition integration charges in the first nine months of 2012 increased 28% from the first nine months of 2011. Operating margin before acquisition integration charges increased 2.4 percentage points from 14.3% for the first nine months of 2011 to 16.7% for the first nine months of 2012. The increase in operating margin in both the third quarter and first nine months of 2012 was primarily due to benefits from higher sales volumes, lower commodity costs, and commodity hedge contract losses in the third quarter of 2011 that did not repeat in 2012.

Electrical Rest of World

	Three months ended September 30		(Decrease) increase	Nine months ended September 30		(Decrease) increase
	2012	2011		2012	2011
Net sales	$686	$755	(9)%	$2,020	$2,285	(12)%

Operating profit	76	62	23%	181	209	(13)%
Operating margin	11.1%	8.2%		9.0%	9.1%

Acquisition integration charges	$1	$—		$5	$1

Before acquisition integration charges
Operating profit	$77	$62	24%	$186	$210	(11)%
Operating margin	11.2%	8.2%		9.2%	9.2%
Net sales decreased 9% in the third quarter of 2012 compared to the third quarter of 2011 due to a decrease of 6% from the impact of foreign exchange and a decrease of 3% in core sales. End markets declined 6% in the third quarter of 2012 compared to the third quarter of 2011. Net sales decreased 12% in the first nine months of 2012 compared to the first nine months of 2011 due to a decrease in core sales of 7% and a decrease of 6% from the impact of foreign exchange, partially offset by an increase of 1% from the acquisition of a business. The decrease in net sales in both the third quarter and first nine months of 2012 reflects lower sales volumes from the continued weakness in Europe and China. Eaton continues to anticipate its Electrical Rest of World markets will decline 3% for all of 2012.
Operating profit before acquisition integration charges in the third quarter of 2012 increased 24% from the third quarter of 2011. Operating margin before acquisition integration charges increased 3.0 percentage points from 8.2% in the third quarter of 2011 to 11.2% in the third quarter of 2012. The increase in operating margin in the third quarter of 2012 was primarily due to favorable product mix, lower commodity costs, and commodity hedge contract losses in the third quarter of 2011 that did not repeat in 2012. Operating profit before acquisition integration charges in the first nine months of 2012 decreased 11% from the first nine months of 2011. Operating margin before acquisition integration charges was flat, at 9.2% for the first nine months of 2011 and 2012. Operating margin in the first nine months of 2012 was positively impacted by lower commodity costs, as described above, offset by the impact of lower sales volumes from the continued weakness in Europe and China.

Hydraulics

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2012	2011		2012	2011
Net sales	$763	$717	6%	$2,267	$2,130	6%

Operating profit	93	109	(15)%	325	335	(3)%
Operating margin	12.2%	15.2%		14.3%	15.7%

Acquisition integration charges	$5	$1		$9	$1

Before acquisition integration charges
Operating profit	$98	$110	(11)%	$334	$336	(1)%
Operating margin	12.8%	15.3%		14.7%	15.8%
Net sales in the third quarter of 2012 increased 6% compared to the third quarter of 2011 due to an increase of 13% from the acquisition of businesses, partially offset by a decrease of 4% in core sales and a decrease of 3% from the impact of foreign exchange. End markets declined 4% in the third quarter of 2012 compared to the third quarter of 2011. U.S. markets declined 1% and markets outside the U.S. declined 6%. Net sales in the first nine months of 2012 increased 6% compared to the first nine months of 2011 due to an increase of 8% from the acquisition of businesses, partially offset by a 2% decrease from the impact of foreign exchange. Global hydraulics markets in both the third quarter and first nine months of 2012 were negatively impacted by a slowdown in capital expenditures, particularly in the U.S. and China construction equipment industries, as economic uncertainties in both countries has caused some postponement of customer purchases. Eaton now anticipates its Hydraulics markets will decline 2% for all of 2012.
Operating profit before acquisition integration charges in the third quarter of 2012 decreased 11% from the third quarter of 2011. Operating margin before acquisition integration charges decreased 2.5 percentage points from 15.3% in the third quarter of 2011 to 12.8% in the third quarter of 2012. Operating profit before acquisition integration charges in the first nine months of 2012 decreased 1% from the first nine months of 2011. Operating margin before acquisition integration charges decreased 1.1 percentage points from 15.8% for the first nine months of 2011 to 14.7% for the first nine months of 2012. The decrease in operating margin in both the third quarter and first nine months of 2012 was primarily due to the factors impacting net sales above.
Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2012	2011		2012	2011
Net sales	$419	$420	—%	$1,285	$1,218	6%

Operating profit	49	71	(31)%	168	166	1%
Operating margin	11.7%	16.9%		13.1%	13.6%
Net sales in the third quarter of 2012 were flat compared to the third quarter of 2011, with an increase in core sales of 1% offset by a 1% decrease from the impact of foreign exchange. End markets grew 4% in the third quarter of 2012 compared to the third quarter of 2011. Net sales in the third quarter of 2012 were consistent with the third quarter of 2011 primarily due to continued strength in the commercial OEM market, offset by decreased demand in the military OEM market. Net sales in the first nine months of 2012 increased 6% compared to the first nine months of 2011 due to an increase in core sales of 7%, partially offset by a 1% decrease from the impact of foreign exchange. The increase in net sales in the first nine months of 2012 was primarily due to continued strength in the commercial OEM aerospace market. Eaton continues to anticipate its Aerospace markets will grow 4% for all of 2012.

Operating profit in the third quarter of 2012 decreased 31% from the third quarter of 2011. Operating margin decreased 5.2 percentage points from 16.9% in the third quarter of 2011 to 11.7% in the third quarter of 2012. The decrease in operating margin in the third quarter of 2012 was primarily due to a shift in product mix to a higher percent of commercial OEM business. Operating profit in the first nine months of 2012 increased 1% from the first nine months of 2011. Operating margin decreased 0.5 percentage points from 13.6% in the first nine months of 2011 to 13.1% in the first nine months of 2012. The decrease in operating margin in the first nine months of 2012 was primarily due to the factors impacting the third quarter of 2012 as noted above, partially offset by higher sales volumes during the first six months of 2012.
Truck

	Three months ended September 30		Decrease	Nine months ended September 30		Decrease
	2012	2011		2012	2011
Net sales	$549	$715	(23)%	$1,805	$1,964	(8)%

Operating profit	103	139	(26)%	339	349	(3)%
Operating margin	18.8%	19.4%		18.8%	17.8%
Net sales decreased 23% in the third quarter of 2012 compared to the third quarter of 2011 due to a decrease in core sales of 16% and a decrease of 7% from the impact of foreign exchange. End markets declined 8% in the third quarter of 2012 compared to the third quarter of 2011, with U.S. markets down 3% and markets outside the U.S. down 11%. The decrease in core sales in the third quarter of 2012 was primarily due to lower sales volumes in the NAFTA Class 8 market related to the uncertain economic outlook in the U.S., as well as lower sales in the Brazil truck and bus markets. Net sales decreased 8% in the first nine months of 2012 compared to the first nine months of 2011 due to a 6% decrease from the impact of foreign exchange and a decrease in core sales of 2%. The decrease in core sales in the first nine months of 2012 was primarily due to the factors impacting the third quarter of 2012 noted above. Eaton now anticipates its Truck markets will decline 4% for all of 2012.
Operating profit in the third quarter of 2012 decreased 26% as compared to the third quarter of 2011. Operating margin decreased 0.6 percentage points from 19.4% in the third quarter of 2011 to 18.8% in the third quarter of 2012. The decrease in operating margin in the third quarter of 2012 was due to the factors impacting net sales as noted above. Operating profit in the first nine months of 2012 decreased 3% from the first nine months of 2011. Operating margin increased 1.0 percentage points from 17.8% in the first nine months of 2011 to 18.8% in the first nine months of 2012. The increase in operating margin in the first nine months of 2012 was due to the benefits from higher U.S. sales volumes during the first six months of the year, partially offset by the factors impacting net sales noted above.
Automotive

	Three months ended September 30		Decrease	Nine months ended September 30		Decrease
	2012	2011		2012	2011
Net sales	$390	$442	(12)%	$1,238	$1,348	(8)%

Operating profit	41	62	(34)%	133	167	(20)%
Operating margin	10.5%	14.0%		10.7%	12.4%
Net sales decreased 12% in the third quarter of 2012 compared to the third quarter of 2011 due to a decrease of 5% from the impact of foreign exchange, a decrease of 4% related to a business divestiture in 2011, and a decrease in core sales of 3%. End markets were flat in the third quarter of 2012 compared to the third quarter of 2011, with a decline of 3% in markets outside the U.S. offset by growth of 8% in U.S. automotive markets. The decrease in core sales in the third quarter of 2012 was primarily due to lower sales volumes from weakness in Europe. Net sales decreased 8% in the first nine months of 2012 compared to the first nine months of 2011 due to a decrease of 5% from the impact of foreign exchange and a decrease of 4% related to a business divestiture in 2011, partially offset by a 1% increase in core sales. Eaton now anticipates its Automotive markets will grow 2% for all of 2012.

Operating profit in the third quarter of 2012 decreased 34% from the third quarter of 2011. Operating margin decreased 3.5 percentage points from 14.0% in the third quarter of 2011 to 10.5% in the third quarter of 2012. Operating profit in the first nine months of 2012 decreased 20% from the first nine months of 2011. Operating margin decreased 1.7 percentage points from 12.4% in the first nine months of 2011 to 10.7% in the first nine months of 2012. The decrease in operating profit in both the third quarter and first nine months of 2012 was primarily due to the factors impacting net sales as noted above and start-up costs associated with a new facility in China.
Corporate Expense

	Three months ended September 30		(Decrease) increase	Nine months ended September 30		(Decrease) increase
	2012	2011		2012	2011
Amortization of intangible assets	$45	$47	(4)%	$129	$143	(10)%
Interest expense-net	42	29	45%	100	92	9%
Pension and other postretirement benefits expense	41	35	17%	121	105	15%
Other corporate expense-net	65	56	16%	192	155	24%
Total corporate expense	$193	$167	16%	$542	$495	9%
Total Corporate expense increased 16% in the third quarter of 2012 to $193 from $167 in the third quarter of 2011 principally due to a 45% increase in Interest expense-net primarily related to higher debt levels from the issuance of $300, 3.47% notes due June 28, 2021 and $300, 3.68% notes due June 28, 2023 and amortization of deferred financing fees over the estimated term of the bridge facility related to the planned acquisition of Cooper, a 16% increase in Other corporate expense-net primarily related to pre-acquisition transaction costs associated with the planned acquisition of Cooper, and a 17% increase in Pension and other postretirement benefits expense primarily related to changes in the discount rate for 2012.
Total Corporate expense increased 9% in the first nine months of 2012 to $542 from $495 in the first nine months of 2011 principally due to a 24% increase in Other corporate expense-net primarily related to pre-acquisition transaction costs associated with the planned acquisition of Cooper and higher miscellaneous corporate expense, and a 15% increase in Pension and other postretirement benefits expense primarily related to changes in the discount rate for 2012. These increases in total corporate expense were partially offset by a 10% decrease in Amortization of intangible assets principally due to certain intangible assets being fully amortized in 2011.
For additional information on acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through credit facilities that support commercial paper borrowings. On June 14, 2012, Eaton refinanced a $500, three-year revolving credit facility and a $500, five-year revolving credit facility with a $750, three-year revolving credit facility and a $750, five-year revolving credit facility, respectively. These facilities increase long-term revolving credit facilities from $1.5 billion to $2.0 billion. There were no borrowings outstanding under these revolving credit facilities at September 30, 2012. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business.
On May 21, 2012, Eaton secured a 364-day bridge facility totaling $6.75 billion related to financing the cash portion of the acquisition of Cooper. The bridge facility will be available in a single draw on the acquisition closing date. At September 30, 2012, capitalized deferred financing fees totaled $56 and are being amortized in Interest expense-net over the estimated term of the bridge facility.
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
Eaton was in compliance with each of its debt covenants as of September 30, 2012 and for all periods presented.

Agreement to Acquire Cooper
On May 21, 2012, Eaton reached an agreement to acquire Cooper. Cooper is incorporated in Ireland and is a diversified global manufacturer of electrical components and tools with sales of $5.4 billion for 2011. At the close of the transaction, Eaton and Cooper will be combined under a newly created company (New Eaton), which is currently called Eaton Corporation Limited and is incorporated in Ireland. The total consideration to be received by Cooper shareholders in the transaction is comprised of both cash and equity and has a value of approximately $11.8 billion based on the closing share price of Eaton common stock of $42.40 on May 18, 2012. At the close of the transaction, the former shareholders of Eaton and Cooper are expected to own approximately 73% and 27% of New Eaton, respectively. The transaction was approved by shareholders of both companies on October 26, 2012, and is subject to receipt of certain regulatory approvals and other customary conditions. The transaction is expected to close in the fourth quarter of 2012. For additional information on the agreement to acquire Cooper, see Note 2 to the Condensed Consolidated Financial Statements.
Undistributed Assets of Non-U.S. Subsidiaries
At September 30, 2012, approximately 70% of the Company's consolidated cash and short-term investments resided in non-U.S. locations. These funds are considered permanently reinvested to be used to expand operations either organically or through acquisitions outside the U.S. The largest growth areas that are expected to require capital are in developing foreign markets such as Africa, Brazil, China, India, the Middle East and Southeast Asia. The Company's U.S. operations generate cash flow sufficient to satisfy U.S. operating requirements. The Company does not intend to repatriate any significant amounts of cash to the U.S. in the foreseeable future.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $977 in the first nine months of 2012, an increase of $288 compared to $689 in the first nine months of 2011. Operating cash flows in 2012 were positively impacted primarily by the absence of contributions of $100 to other postretirement benefits plans that were made in the first nine months of 2011, higher net income in 2012, and changes in deferred tax and other long-term liabilities. Partially offsetting these sources of cash were increased contributions to the Company's U.S. qualified pension plan.
Investing Cash Flow
Net cash used in investing activities was $857 in the first nine months of 2012, an increase of $448 compared to $409 in the first nine months of 2011. Investing cash flows in 2012 were primarily impacted by decreased sales of short-term investments, from $272 in the the first nine months of 2011 to $89 in the first nine months of 2012, related to lower operating and liquidity needs, and an increase in cash paid for acquisitions of businesses from $298 in the first nine months of 2011 to $554 in the first nine months of 2012. For additional information on business acquisitions see to Note 2 to the Condensed Consolidated Financial Statements.
Financing Cash Flow
Net cash used in financing activities was $96 in the first nine months of 2012, a decrease of $233 compared to $329 in the first nine months of 2011. The decrease was primarily due to proceeds totaling $600 from private debt issuances completed by Eaton during the second quarter of 2012 and the absence of share repurchases in the first nine months of 2012 as compared to the first nine months of 2011. Partially offsetting these sources of cash were payments of $300 related to notes that matured in July 2012 and capitalized deferred financing fees of $63 primarily related to bridge financing associated with the agreement to acquire Cooper. For additional information on business acquisitions see to Note 2 to the Condensed Consolidated Financial Statements.

OTHER MATTERS
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At September 30, 2012, the Company has a total accrual of 77 Brazilian Reais related to this matter ($38 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($30 based on current exchange rates) with an additional 17 Brazilian Reais recognized through September 30, 2012 ($8 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. All appeals have been accepted by the Superior Court of Justice and will be heard in due course.
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion was denied on March 10, 2011. On March 14, 2011, Eaton filed a motion for entry of final judgment of liability, zero damages and no injunctive relief. That motion was denied on June 9, 2011. On August 19, 2011, the Court entered final judgment of liability but awarded zero damages to plaintiffs. The Court also entered an injunction prohibiting Eaton from offering rebates or other incentives based on purchasing targets but stayed the injunction pending appeal. Eaton appealed the liability finding and the injunction to the Third Circuit Court of Appeals. Meritor cross-appealed the finding of zero damages. On September 28, 2012, the Court of Appeals affirmed the District Court's denial of Eaton's motion for judgment as a matter of law, and let stand the jury verdict in favor of Meritor. The Third Circuit also ruled that the plaintiffs' damages report was properly excluded, but reversed the judgment of zero damages and ordered that the District Court must allow plaintiffs a limited opportunity to amend the damages report, which may be re-considered for reliability and admissibility. Injunctive relief also was vacated. An estimate of any potential loss related to this action cannot be made at this time.
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
The Company firmly believes that the proposed assessments are without merit. The Company also believes that it was in full compliance with the terms of the two APAs and that the IRS's unilateral attempt to retroactively cancel these two binding contracts is also without merit and represents a breach of the two contracts. On February 29, 2012, the Company filed a Petition with the U.S. Tax Court in which it asserted that the transfer pricing established in the two APA contracts meets the arms-length standard set by the U.S. income tax law, that the transfer pricing the Company has used is in full compliance with U.S. income tax laws, and accordingly, that the two APA contracts should be enforced in accordance with their terms. On June 11, 2012, the Company filed a motion for partial summary judgment with the U.S. Tax Court, asking the U.S. Tax Court to rule the APAs are “contracts” and that the IRS has the burden of proof to substantiate cancellation of the APAs. On October 22, 2012, a hearing on the partial summary judgment motion was held at the U.S. Tax Court. The Company believes that the ultimate resolution of this matter will not have a material impact on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the acquisition of Cooper, Eaton's liquidity, performance in 2012 of Eaton’s worldwide end markets and other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions or an unfavorable resolution of pending litigation; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated delays in closing of, or failure to close, the Cooper acquisition; unanticipated difficulties integrating acquisitions, including, specifically, the Cooper acquisition; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock and commodity market and currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler - Chairman, Chief Executive Officer and President; and Richard H. Fearon - Vice Chairman and Chief Financial and Planning Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2012.

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

EATON CORPORATION
Registrant

Date:	October 31, 2012	By:	/s/ Richard H. Fearon
Richard H. Fearon
Vice Chairman and Chief Financial and Planning Officer
(On behalf of the Registrant and as Principal Financial Officer)

Eaton Corporation
Third Quarter 2012 Report on Form 10-Q
Exhibit Index

2 (a)	Transaction Agreement and Amendment No. 1 to the Transaction Agreement - Incorporated by reference to the Eaton Corporation Limited Form S-4, Annex A, filed on June 22, 2012

2 (b)	Amendment No. 2 to the Transaction Agreement - Incorporated by reference to Exhibit 2.1 of the Form 8-K Report filed on October 19, 2012

3 (a)	Amended Articles of Incorporation (amended and restated as of April 27, 2011) — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2011

3 (b)	Amended Regulations (amended and restated as of April 27, 2011) — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2011

4	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts

(oo) 2012 Stock Plan - Incorporated by reference to the definitive Proxy Statement dated March 16, 2012

(pp) Senior Unsecured Bridge Credit Agreement - Incorporated by reference to Exhibit 10.1 of the Form 8-K Report filed on May 24, 2012

12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended September 30, 2012 and 2011, (ii) Consolidated Statements of Income for the nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012 and 2011, (v) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (vi) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (vii) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2012.
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